Form 10-Q
period 2020-08-31
SARATOGA INVESTMENT CORP.
filed 2020-10-07
CIK 1377936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

Form 10-Q

_______________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2020
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 814-00732

_______________________________

SARATOGA INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

_______________________________

Maryland	20-8700615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

535 Madison Avenue

New York, New York 10022

(Address of principal executive offices)

(212) 906-7800

(Registrant’s telephone number, including area code)

_______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
6.25% Notes due 2025	SAF	The New York Stock Exchange
7.25% Notes due 2025	SAK	The New York Stock Exchange

_______________________________

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

The number of outstanding common shares of the registrant as of October 7, 2020 was 11,174,322.

________________________

TABLE OF CONTENTS
________________________

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	August 31, 2020	February 29, 2020
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $452,233,107 and $418,006,725, respectively)	$440,847,945	$420,442,928
Affiliate investments (amortized cost of $26,051,719 and $23,998,917, respectively)	18,731,636	18,485,854
Control investments (amortized cost of $45,869,421 and $44,293,619, respectively)	48,537,411	46,703,192
Total investments at fair value (amortized cost of $524,154,247 and $486,299,261, respectively)	508,116,992	485,631,974
Cash and cash equivalents	39,052,320	24,598,905
Cash and cash equivalents, reserve accounts	26,342,863	14,851,447
Interest receivable (net of reserve of $1,729,764 and $1,238,049, respectively)	4,396,518	4,810,456
Management fee receivable	284,122	272,207
Other assets	619,543	701,007
Total assets	$578,812,358	$530,865,996

LIABILITIES
Revolving credit facility	$—	$—
Deferred debt financing costs, revolving credit facility	(466,094)	(512,628)
SBA debentures payable	170,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,729,422)	(2,561,495)
6.25% Notes Payable 2025	60,000,000	60,000,000
Deferred debt financing costs, 6.25% notes payable 2025	(1,859,372)	(2,046,735)
7.25% Notes Payable 2025	43,125,000	—
Deferred debt financing costs, 7.25% notes payable 2025	(1,561,533)	—
7.75% Notes Payable 2025	5,000,000	—
Deferred debt financing costs, 7.75% notes payable 2025	(266,420)	—
Base management and incentive fees payable	3,738,729	15,800,097
Deferred tax liability	1,194,700	1,347,363
Accounts payable and accrued expenses	1,816,618	1,713,157
Interest and debt fees payable	2,287,313	2,234,042
Directors fees payable	59,500	61,500
Due to manager	295,981	543,842
Total liabilities	280,635,000	226,579,143

Commitments and contingencies (See Note 8)
NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,174,322 and 11,217,545 common shares issued and outstanding, respectively	11,174	11,218
Capital in excess of par value	288,699,868	289,476,991
Total distributable earnings	9,466,316	14,798,644
Total net assets	298,177,358	304,286,853
Total liabilities and net assets	$578,812,358	$530,865,996
NET ASSET VALUE PER SHARE	$26.68	$27.13

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$10,207,720	$8,585,609	$20,163,282	$17,113,349
Affiliate investments	388,052	267,533	786,422	516,858
Control investments	1,249,972	1,678,326	2,383,556	3,326,472
Payment-in-kind interest income:
Non-control/Non-affiliate investments	328,938	179,847	910,884	331,744
Affiliate investments	48,018	41,265	94,241	81,415
Control investments	37,771	989,367	72,553	1,975,236
Total interest from investments	12,260,471	11,741,947	24,410,938	23,345,074
Interest from cash and cash equivalents	1,610	145,793	13,406	197,152
Management fee income	625,436	629,745	1,260,008	1,259,261
Structuring and advisory fee income*	940,000	1,047,350	1,253,306	1,363,725
Other income*	28,060	323,378	215,060	474,185
Total investment income	13,855,577	13,888,213	27,152,718	26,639,397
OPERATING EXPENSES
Interest and debt financing expenses	3,328,447	3,866,722	5,892,323	7,731,298
Base management fees	2,209,052	1,997,240	4,369,580	3,809,409
Incentive management fees expense (benefit)	1,529,677	2,085,486	(328,633)	4,198,655
Professional fees	367,553	384,874	754,441	780,000
Administrator expenses	602,083	518,750	1,158,333	1,018,750
Insurance	67,727	64,619	135,453	129,238
Directors fees and expenses	75,000	97,500	135,000	157,500
General & administrative	333,824	382,873	684,638	641,474
Income tax expense (benefit)	7,501	(465,925)	(1,444)	(463,789)
Total operating expenses	8,520,864	8,932,139	12,799,691	18,002,535
NET INVESTMENT INCOME	5,334,713	4,956,074	14,353,027	8,636,862
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	11,929	1,870,089	20,409	1,870,089
Net realized gain (loss) from investments	11,929	1,870,089	20,409	1,870,089
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	10,601,529	365,541	(13,821,365)	2,758,732
Affiliate investments	637,232	731,304	(1,807,020)	901,248
Control investments	5,341,640	361,027	258,417	1,787,022
Net change in unrealized appreciation (depreciation) on investments	16,580,401	1,457,872	(15,369,968)	5,447,002
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(116,521)	(704,263)	151,219	(725,193)
Net realized and unrealized gain (loss) on investments	16,475,809	2,623,698	(15,198,340)	6,591,898
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,810,522	$7,579,772	$(845,313)	$15,228,760
WEIGHTED AVERAGE – BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.95	$0.91	$(0.08)	$1.89
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	11,207,142	8,333,570	11,212,315	8,041,365

____________

*        Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2020	August 31, 2019
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$14,353,027	$8,636,862
Net realized gain from investments	20,409	1,870,089
Net change in unrealized appreciation (depreciation) on investments	(15,369,968)	5,447,002
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	151,219	(725,193)
Net increase (decrease) in net assets resulting from operations	(845,313)	15,228,760

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(4,487,015)	(8,512,358)
Net decrease in net assets from shareholder distributions	(4,487,015)	(8,512,358)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	—	35,875,017
Stock dividend distribution	774,990	1,381,918
Repurchases of common stock	(1,550,417)	—
Repurchase fees	(1,740)
Offering costs	—	(511,957)
Net increase in net assets from capital share transactions	(777,167)	36,744,978
Total increase (decrease) in net assets	(6,109,495)	43,461,380
Net assets at beginning of period	304,286,853	180,875,187
Net assets at end of period	$298,177,358	$224,336,567

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2020	August 31, 2019
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(845,313)	$15,228,760
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	846,330	(3,077,640)
Net accretion of discount on investments	(605,955)	(480,989)
Amortization of deferred debt financing costs	622,164	681,292
Income tax expense (benefit)	(1,444)	—
Net realized (gain) loss from investments	(20,409)	(1,870,089)
Net change in unrealized (appreciation) depreciation on investments	15,369,968	(5,447,002)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	(151,219)	725,193
Proceeds from sales and repayments of investments	32,632,779	45,921,615
Purchases of investments	(70,707,731)	(119,906,398)
(Increase) decrease in operating assets:
Interest receivable	413,938	(1,150,165)
Due from affiliate	—	1,673,747
Management and incentive fee receivable	(11,915)	262,134
Other assets	61,775	(82,701)
Deferred tax asset	—	(463,789)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(12,061,368)	1,948,683
Accounts payable and accrued expenses	103,461	(111,576)
Interest and debt fees payable	53,271	(24,161)
Directors fees payable	(2,000)	13,000
Due to manager	(247,861)	(16,389)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,551,529)	(66,176,475)
Financing activities
Borrowings on debt	20,000,000	4,200,000
Paydowns on debt	—	(4,200,000)
Issuance of notes	48,125,000	—
Payments of deferred debt financing costs	(2,364,458)	(45,132)
Proceeds from issuance of common stock	—	35,875,017
Payments of cash dividends	(3,712,025)	(7,130,440)
Repurchases of common stock	(1,550,417)	—
Repurchases fees	(1,740)	—
Payments of offering costs	—	(498,939)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	60,496,360	28,200,506
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	25,944,831	(37,975,969)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	39,450,352	62,094,394
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$65,395,183	$24,118,425
Supplemental information:
Interest paid during the period	$5,216,888	$7,074,168
Cash paid for taxes	13,830	16,022
Supplemental non-cash information:
Payment-in-kind interest income	(846,330)	3,077,640
Net accretion of discount on investments	605,955	480,989
Amortization of deferred debt financing costs	622,164	681,292
Stock dividend distribution	774,990	1,381,918

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 147.8%(b)
CoConstruct, LLC	Construction Management Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	$4,164,825	$4,146,240	1.4%
CoConstruct, LLC	Construction Management Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$3,500,000	3,470,000	3,455,200	1.2%
		Total Construction Management Services			7,634,825	7,601,440	2.6%
Targus Holdings, Inc.(d),(h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	417,596	0.1%
		Total Consumer Products			1,589,630	417,596	0.1%
My Alarm Center, LLC(k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	—	0.0%
My Alarm Center, LLC(h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC(h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	1,526,993	0.5%
My Alarm Center, LLC(h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%
		Total Consumer Services			4,867,102	1,526,993	0.5%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,965,370	4,927,500	1.7%
Passageways, Inc.(j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,992,171	1,927,500	0.5%
Passageways, Inc.(h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,165,329	0.7%
		Total Corporate Governance			7,957,541	9,020,329	2.9%
C2 Educational Systems(d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2021	5/31/2017	$16,000,000	15,988,956	13,030,400	4.4%
Texas Teachers of Tomorrow, LLC(h),(i)	Education Services	Common Stock	12/2/2015	750,000	750,000	721,272	0.2%
Texas Teachers of Tomorrow, LLC(d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$18,798,424	18,643,928	18,037,773	6.0%
		Total Education Services			35,382,884	31,789,445	10.6%
Destiny Solutions Inc.(d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$38,000,000	37,707,843	36,856,200	12.4%
Destiny Solutions Inc.(h),(i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,952,770	1.0%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 147.8%(b) – (continued)
Identity Automation Systems(d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,335,000	$17,311,905	$16,905,093	5.7%
Identity Automation Systems(h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	697,848	0.2%
Identity Automation Systems(h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	178,387	0.1%
EMS LINQ, Inc.	Education Software	First Lien Term Loan (1M USD LIBOR+8.50%), 9.75% Cash, 8/9/2024	8/9/2019	$14,850,000	14,738,355	14,551,515	4.9%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,936,199	4,922,500	1.7%
GoReact(j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$—	—	(31,000)	0.0%
Kev Software Inc.(a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$21,124,419	20,999,214	20,397,739	6.8%
		Total Education Software			98,566,167	97,431,052	32.8%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,974,552	2,923,200	1.0%
Davisware, LLC(j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	969,055	926,590	0.3%
Service Fusion	Field Service Management	First Lien Term Loan (3M USD LIBOR+9.50%), 10.50% Cash, 8/4/2025	8/4/2020	$3,000,000	2,970,022	2,970,000	1.0%
Service Fusion	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+9.50%), 10.50% Cash, 8/4/2025	8/4/2020	$—	—	(20,000)	0.0%
		Total Field Service Management			6,913,629	6,799,790	2.3%
GDS Software Holdings, LLC(h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	423,771	0.1%
		Total Financial Services			250,000	423,771	0.1%
Ohio Medical, LLC(h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	500,000	771,701	0.3%
Ohio Medical, LLC	Healthcare Products Manufacturing	Senior Subordinated Note 12.00% Cash, 6/30/2022	1/15/2016	7,300,000	7,283,038	7,300,000	2.4%
		Total Healthcare Products Manufacturing			7,783,038	8,071,701	2.7%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 147.8%(b) – (continued)
Axiom Parent Holdings, LLC(h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	$400,000	$1,368,304	0.5%
Axiom Purchaser, Inc.(d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,943,942	10,002,000	3.4%
Axiom Purchaser, Inc.(d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$4,000,000	3,972,518	4,000,800	1.3%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/31/2022	1/31/2017	$15,000,000	14,944,776	14,862,000	5.0%
		Total Healthcare Services			29,261,236	30,233,104	10.2%
TRC HemaTerra, LLC(h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,322,780	0.8%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,949,617	5,937,600	2.0%
HemaTerra Holding Company, LLC(d),(j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,901,778	11,854,400	4.0%
PDDS Buyer, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,881,612	13,953,800	4.7%
PDDS Buyer, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,930,830	6,976,900	2.3%
PDDS Buyer, LLC	Healthcare Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,000,000	0.7%
		Total Healthcare Software			42,663,837	43,045,480	14.5%
Roscoe Medical, Inc.(d),(h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc.(k)	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	3,488,451	1.2%
		Total Healthcare Supply			4,708,077	3,488,451	1.2%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,767,918	15,767,918	13,355,426	4.4%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,971,552	2,970,000	1.0%
		Total Hospitality/Hotel			18,739,470	16,325,426	5.4%
Vector Controls Holding Co., LLC(d)	Industrial Products	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$7,849,846	7,849,215	7,712,474	2.6%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 147.8%(b) – (continued)
Vector Controls Holding Co., LLC(d),(h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	$—	$1,955,572	0.7%
		Total Industrial Products			7,849,215	9,668,046	3.3%
CLEO Communications Holding, LLC(d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,933,269	13,918,409	13,933,269	4.7%
CLEO Communications Holding, LLC(d),(j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,247,304	20,153,018	20,247,304	6.8%
Erwin, Inc.(d)	IT Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.50% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,131,047	16,092,273	16,131,047	5.4%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$18,000,000	17,881,562	17,566,200	5.9%
		Total IT Services			68,045,262	67,877,820	22.8%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,105,156	11,974,300	4.0%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,954,516	4,907,500	1.6%
		Total Marketing Services			17,059,672	16,881,800	5.6%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,464,983	5,474,700	1.8%
		Total Non-profit Services			5,464,983	5,474,700	1.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2020	12/28/2012	$3,300,000	3,299,985	3,254,130	1.1%
Emily Street Enterprises, L.L.C.(h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	354,472	0.1%
		Total Office Supplies			3,699,985	3,608,602	1.2%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2021	9/21/2016	$18,000,000	17,964,080	17,314,200	5.8%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2021	10/1/2018	$1,500,000	1,494,136	1,442,850	0.5%
		Total Payroll Services			19,458,216	18,757,050	6.3%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 147.8%(b) – (continued)
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.75%), 9.00% Cash, 10/8/2024	10/8/2019	$7,250,000	$7,185,395	$7,016,292	2.4%
Village Realty Holdings LLC(j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.00% Cash, 10/8/2024	10/8/2019	$3,876,322	3,842,870	3,715,144	1.3%
V Rental Holdings LLC(h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	338,229	447,215	0.1%
		Total Property Management			11,366,494	11,178,651	3.8%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (1D USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,860,179	13,860,000	4.6%
Buildout, Inc.(i)	Real Estate Services	Limited Partner Interests	7/9/2020	999	999,000	999,000	0.3%
		Total Real Estate Services			14,859,179	14,859,000	4.9%
TMAC Acquisition Co., LLC(k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	1,879,523	0.6%
		Total Restaurant			2,261,017	1,879,523	0.6%
ArbiterSports, LLC(d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,782,401	24,018,800	8.1%
ArbiterSports, LLC(d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	923,800	0.3%
		Total Sports Management			26,782,401	24,942,600	8.4%
Avionte Holdings, LLC(h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	672,475	0.2%
		Total Staffing Services			100,000	672,475	0.2%
National Waste Partners(d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,969,247	8,873,100	3.0%
		Total Waste Services			8,969,247	8,873,100	3.0%
Sub Total Non-control/Non-affiliate investments					452,233,107	440,847,945	147.8%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Affiliate investments – 6.3%(b)
GreyHeller LLC(f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 11/16/2021	11/17/2016	$7,000,000	$6,978,843	$7,000,000	2.3%
GreyHeller LLC(f),(h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	3,225,397	1.1%
		Total Cyber Security			7,828,843	10,225,397	3.4%
Top Gun Pressure Washing, LLC(f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,957,008	4,852,000	1.7%
Top Gun Pressure Washing, LLC(f),(j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,808,439	1,770,980	0.7%
TG Pressure Washing Holdings, LLC(f),(h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	310,846	0.1%
		Total Facilities Maintenance			7,253,595	6,933,826	2.5%
Elyria Foundry Company, L.L.C.(d),(f),(h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	425,190	0.1%
Elyria Foundry Company, L.L.C.(d),(f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,284,253	1,284,253	1,147,223	0.3%
		Total Metals			10,969,281	1,572,413	0.4%
Sub Total Affiliate investments					26,051,719	18,731,636	6.3%
Control investments – 16.3%(b)
Netreo Holdings, LLC(g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 7/3/2023	7/3/2018	$5,234,684	5,198,930	5,235,208	1.8%
Netreo Holdings, LLC(g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 7/3/2023	5/26/2020	$1,208,915	1,197,539	1,209,036	0.4%
Netreo Holdings, LLC(g),(h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,355,440	2.2%
		Total IT Services			9,546,469	12,799,684	4.4%
Saratoga Investment Corp. CLO 2013-1, Ltd.(a),(e),(g)	Structured Finance Securities	Other/Structured Finance Securities 19.26%, 1/20/2030	1/22/2008	$69,500,000	21,322,952	21,577,477	7.2%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note(a),(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 8.99%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,343,750	0.7%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Control investments – 16.3%(b) – (continued)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note(a),(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.24%, 1/20/2030	12/14/2018	$7,500,000	$7,500,000	$7,174,500	2.4%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.(a),(g),(j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 7.74%, 8/20/2021	2/18/2020	$5,000,000	5,000,000	4,642,000	1.6%
		Total Structured Finance Securities			36,322,952	35,737,727	11.9%
Sub Total Control investments					45,869,421	48,537,411	16.3%
TOTAL INVESTMENTS – 170.4%(b)					$524,154,247	$508,116,992	170.4%
	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts – 21.9%(b)
U.S. Bank Money Market(l)	65,395,183	$65,395,183	$65,395,183	21.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	65,395,183	$65,395,183	$65,395,183	21.9%

____________

(a)      Represents an ineligible investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of August 31, 2020, non-qualifying assets represent 11.0% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)      Percentages are based on net assets of $298,177,358 as of August 31, 2020.

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

(e)      This investment does not have a stated interest rate that is payable thereon. As a result, the 19.26% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

August 31, 2020

(unaudited)

(f)      As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the six months ended August 31, 2020 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$—	$—	$94,241	$—	$—	$(1,651,640)
GreyHeller LLC	—	—	450,507	—	—	236,160
Top Gun Pressure Washing, LLC	1,806,750	—	335,915	—	—	(214,238)
TG Pressure Washing Holdings, LLC	138,148	—	—	—	—	(177,302)
Total	$1,944,898	$—	$880,663	$—	$—	$(1,807,020)

(g)      As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2020 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$—	$345,635	$—	$—	$(502,255)
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	1,356,121	1,260,008	—	1,217,713
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	—	—	126,108	—	—	(134,250)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	—	—	426,239	—	—	(260,250)
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.(j)	2,500,000	—	202,006	—	—	(62,541)
Total	$3,688,000	$—	$2,456,109	$1,260,008	$—	$258,417

(h)      Non-income producing at August 31, 2020.

(i)      Includes securities issued by an affiliate of the Company.

(j)      All or a portion of this investment has an unfunded commitment as of August 31, 2020. (see Note 8 to the consolidated financial statements).

(k)      As of August 31, 2020, the investment was on non-accrual status. The fair value of these investments was approximately $5.4 million, which represented 1.1% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)      Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2020.

LIBOR — London Interbank Offered Rate

1M USD LIBOR — The 1 month USD LIBOR rate as of August 31, 2020 was 0.16%.

3M USD LIBOR — The 3 month USD LIBOR rate as of August 31, 2020 was 0.24%.

PIK — Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020*

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 138.2%(b)
CoConstruct, LLC	Construction Management Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	$4,161,917	$4,284,000	1.4%
CoConstruct, LLC(j)	Construction Management Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$—	—	—	0.0%
		Total Construction Management Services			4,161,917	4,284,000	1.4%
Targus Holdings, Inc.(h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	417,619	0.1%
		Total Consumer Products			1,589,630	417,619	0.1%
My Alarm Center, LLC(k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	—	0.0%
My Alarm Center, LLC(h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	—	0.0%
My Alarm Center, LLC(h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	1,997,158	0.6%
My Alarm Center, LLC(h)	Consumer Services	Common Stock	7/14/2017	96,224	—	—	0.0%
		Total Consumer Services			4,867,102	1,997,158	0.60%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,961,214	5,034,500	1.7%
Passageways, Inc.(j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,991,001	2,013,800	0.7%
Passageways, Inc.(h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,042,180	0.8%
		Total Corporate Governance			7,952,215	9,090,480	0.03%
C2 Educational Systems(d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2020	5/31/2017	$16,000,000	15,981,853	16,000,000	5.3%
Texas Teachers of Tomorrow, LLC(h),(i)	Education Services	Common Stock	12/2/2015	750,000	750,000	703,910	0.2%
Texas Teachers of Tomorrow, LLC(d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$19,661,200	19,483,213	19,661,200	6.5%
		Total Education Services			36,215,066	36,365,110	12.0%
Destiny Solutions Inc.(d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.25%), 9.25% Cash, 10/23/2024	5/16/2018	$36,000,000	35,686,318	35,888,400	11.8%
Destiny Solutions Inc.(h),(i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,805,839	0.9%
Identity Automation Systems(h)	Education Software	Common Stock Class A Units	8/25/2014	232,616	232,616	860,269	0.4%
Identity Automation Systems(d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$15,422,500	15,389,090	15,524,289	5.1%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

February 29, 2020*

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 138.2%(b) – (continued)
EMS LINQ, Inc.	Education Software	First Lien Term Loan (1M USD LIBOR+8.50%), 10.02% Cash, 8/9/2024	8/9/2019	$14,925,000	$14,780,293	$14,823,510	4.8%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,930,819	4,950,000	1.6%
GoReact(j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$—	—	—	0.0%
Kev Software Inc.(a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 10.15% Cash, 9/13/2023	9/13/2018	$21,231,923	21,086,573	21,202,198	7.0%
		Total Education Software			94,574,173	96,054,505	31.6%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,971,896	2,970,000	1.0%
Davisware, LLC(j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$—	—	—	0.0%
		Total Field Service Management			2,971,896	2,970,000	1.0%
GDS Holdings US, Inc.(d)	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$7,500,000	7,444,170	7,650,000	2.5%
GDS Holdings US, Inc.(d)	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$1,000,000	990,526	1,020,000	0.3%
GDS Software Holdings, LLC(h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	421,291	0.1%
FMG Suite Holdings, LLC(d)	Financial Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.52% Cash, 11/16/2023	5/16/2018	$23,000,000	22,863,835	23,000,000	7.6%
		Total Financial Services			31,548,531	32,091,291	10.5%
Ohio Medical, LLC(h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	500,000	416,550	0.1%
Ohio Medical, LLC	Healthcare Products Manufacturing	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,274,482	7,300,000	2.4%
		Total Healthcare Products Manufacturing			7,774,482	7,716,550	2.5%
Axiom Parent Holdings, LLC(h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	428,706	0.1%
Axiom Purchaser, Inc.(d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,936,612	9,944,000	3.3%

See accompanying notes to consolidated financial statements

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

February 29, 2020*

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 138.2%(b) – (continued)
Axiom Purchaser, Inc.(d),(j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$3,000,000	$2,977,619	$2,983,200	1.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.96% Cash, 1/31/2022	1/31/2017	$15,000,000	14,929,216	15,099,000	5.0%
		Total Healthcare Services			28,243,447	28,454,906	9.4%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,944,473	6,120,000	2.0%
HemaTerra Holding Company, LLC(j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$10,000,000	9,912,295	10,200,000	3.4%
TRC HemaTerra, LLC(h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,259,190	0.7%
PDDS Buyer, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,888,585	12,184,800	4.0%
PDDS Buyer, LLC(j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$—	—	—	0.0%
		Total Healthcare Software			29,745,353	30,763,990	10.1%
Roscoe Medical, Inc.(h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	—	0.0%
Roscoe Medical, Inc.(k)	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	2,136,960	0.7%
		Total Healthcare Supply			4,708,077	2,136,960	0.7%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,893,500	4.9%
		Total Hospitality/Hotel			15,000,000	14,893,500	4.9%
Vector Controls Holding Co., LLC(d)	Industrial Products	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$7,849,846	7,849,846	7,928,345	2.6%
Vector Controls Holding Co., LLC(h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	—	2,850,231	0.9%
		Total Industrial Products			7,849,846	10,778,576	3.5%
CLEO Communications Holding, LLC	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,791,686	13,773,206	14,048,211	4.6%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

February 29, 2020*

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 138.2%(b) – (continued)
CLEO Communications Holding, LLC	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,041,560	$19,919,746	$20,414,333	6.7%
Erwin, Inc.(d)	IT Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.96% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,049,804	15,990,286	16,049,804	5.3%
		Total IT Services			49,683,238	50,512,348	16.6%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,094,364	12,200,000	4.1%
inMotionNow, Inc.(j)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$2,000,000	1,981,329	2,000,000	0.0%
		Total Marketing Services			14,075,693	14,200,000	4.1%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,459,192	5,554,999	1.9%
Omatic Software, LLC(j)	Non-profit Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$—	—	—	0.0%
		Total Non-profit Services			5,459,192	5,554,999	1.9%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 4/22/2020	12/28/2012	$3,300,000	3,299,987	3,300,000	1.1%
Emily Street Enterprises, L.L.C.(h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	499,464	0.2%
		Total Office Supplies			3,699,987	3,799,464	1.3%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	9/21/2016	$18,000,000	17,951,463	17,589,600	5.8%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	10/1/2018	$1,500,000	1,491,938	1,465,800	0.5%
		Total Payroll Services			19,443,401	19,055,400	6.3%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,180,560	7,264,500	2.4%
Village Realty Holdings LLC(j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$3,876,322	3,838,783	3,884,075	1.4%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

February 29, 2020*

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Non-control/Non-affiliate investments – 138.2%(b) – (continued)
V Rental Holdings LLC(h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	$338,229	$354,280	0.1%
		Total Property Management			11,357,572	11,502,855	3.9%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,880	0.7%
		Total Restaurant			2,261,017	2,140,880	0.7%
ArbiterSports, LLC	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,765,288	25,740,000	8.6%
Arbiter Sports, LLC(j)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$—	—	—	0.0%
		Total Sports Management			25,765,288	25,740,000	8.6%
Avionte Holdings, LLC(h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	922,337	0.3%
		Total Staffing Services			100,000	922,337	0.3%
National Waste Partners(d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,959,602	9,000,000	3.0%
		Total Waste Services			8,959,602	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					418,006,725	420,442,928	138.2%
Affiliate investments – 6.0%(b)
GreyHeller LLC(f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.46% Cash, 11/16/2021	11/17/2016	$7,000,000	6,971,109	7,000,000	2.2%
GreyHeller LLC(f),(h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	2,981,503	1.0%
		Total Cyber Security			7,821,109	9,981,503	3.2%
Top Gun Pressure Washing, LLC(f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,952,729	5,024,500	1.7%
Top Gun Pressure Washing, LLC(f),(j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$—	—	—	0.0%
TG Pressure Washing Holdings, LLC(f),(h)	Facilities Maintenance	Preferred Equity	8//12/2019	350,000	350,000	350,000	0.1%
		Total Facilities Maintenance			5,302,729	5,374,500	1.8%
Elyria Foundry Company, L.L.C.(f),(h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,939,800	0.6%
Elyria Foundry Company, L.L.C.(d),(f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,190,051	1,190,051	1,190,051	0.4%
		Total Metals			10,875,079	3,129,851	1.0%
Sub Total Affiliate investments					23,998,917	18,485,854	6.0%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

February 29, 2020*

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value(c)	% of Net Assets
Control investments – 15.4%(b)
Netreo Holdings, LLC(g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,162,734	$5,123,191	$5,265,989	1.7%
Netreo Holdings, LLC(g),(h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,762,672	2.3%
		Total IT Services			8,273,191	12,028,661	4.0%
Saratoga Investment Corp. CLO 2013-1, Ltd.(a),(e),(g)	Structured Finance Securities	Other/Structured Finance Securities 10.97%, 1/20/2030	1/22/2008	$69,500,000	23,520,428	22,557,240	7.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note(a),(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 10.21%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,478,000	0.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note(a),(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 11.46%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,434,750	2.4%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.(a),(g),(j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 8.96%, 8/20/2021	2/18/2020	$2,500,000	2,500,000	2,204,541	0.8%
		Total Structured Finance Securities			36,020,428	34,674,531	11.4%
Sub Total Control investments					44,293,619	46,703,192	15.4%
TOTAL INVESTMENTS – 159.6%(b)					$486,299,261	$485,631,974	159.6%
	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts – 13.0%(b)
U.S. Bank Money Market(l)	39,450,352	$39,450,352	$39,450,352	13.0%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	39,450,352	$39,450,352	$39,450,352	13.0%

____________

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

Saratoga Investment Corp.

Consolidated Schedule of Investments — (continued)

February 29, 2020*

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

(g)      As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 29, 2020 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$—	$(65,219,080)	$3,335,320	$—	$31,225,165	$(3,816,610)
Easy Ice Masters, LLC	—	(4,169,121)	382,066	—	—	(51,436)
Netreo Holdings, LLC	—	—	578,617	—	—	1,654,603
Saratoga Investment Corp. CLO 2013-1, Ltd.	—	—	4,058,715	2,503,804	—	(2,840,298)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	—	—	280,689	—	—	(5,500)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	—	—	937,378	—	—	(15,750)
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd(j)	2,500,000	—	7,642	—	—	(295,459)
Total	$2,500,000	$(69,388,201)	$9,580,427	$2,503,804	$31,225,165	$(5,370,450)

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

LIBOR — London Interbank Offered Rate

1M USD LIBOR — The 1 month USD LIBOR rate as of February 29, 2020 was 1.52%.

3M USD LIBOR — The 3 month USD LIBOR rate as of February 29, 2020 was 1.46%.

PIK — Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of August 31, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $4.6 million.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies (cont.)

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

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the three months ended August 31, 2020.

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

As of August 31, 2020, the Company did not exceed any of these limitations.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies (cont.)

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2020	August 31, 2019
Cash and cash equivalents	$39,052,320	$2,846,767
Cash and cash equivalents, reserve accounts	26,342,863	21,271,658
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$65,395,183	$24,118,425

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies (cont.)

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies (cont.)

this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2020, certain investments in three portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $5.4 million, or 1.1% of the fair value of our portfolio. At February 29, 2020, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies (cont.)

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2020, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2017, 2018 and 2019 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2020 and February 29, 2020, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies (cont.)

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management does not believe this optional guidance has a material impact on the Company’s consolidated financial statements and disclosures.

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company is currently assessing this Final Rule, but believes it most likely will no longer be an accelerated filer.

Risk Management

In the ordinary course of its business, the Company manages a variety of risks, including market risk and credit risk. Market risk is the risk of potential adverse changes to the value of investments because of changes in market conditions such as interest rate movements and volatility in investment prices.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies (cont.)

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

•        Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

•        Level 3 — Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 3. Investments (cont.)

The following table presents fair value measurements of investments, by major class, as of August 31, 2020 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$—	$—	$389,912	$389,912
Second lien term loans	—	—	50,295	50,295
Unsecured term loans	—	—	6,522	6,522
Structured finance securities	—	—	31,096	31,096
Equity interests	—	—	30,292	30,292
Total	$—	$—	$508,117	$508,117

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2020 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632
Payment-in-kind and other adjustments to cost	408	943	—	(2,197)	—	(846)
Net accretion of discount on investments	431	175	—	—	—	606
Net change in unrealized appreciation (depreciation) on investments	(12,446)	(1,393)	(324)	823	(2,030)	(15,370)
Purchases	64,899	—	2,500	—	3,309	70,708
Sales and repayments	(9,633)	(23,000)	—	—	—	(32,633)
Net realized gain (loss) from investments	20	—	—	—	—	20
Balance as of August 31, 2020	$389,912	$50,295	$6,522	$31,096	$30,292	$508,117
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(12,211)	$(1,345)	$(324)	$822	$(2,028)	$(15,086)

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 3. Investments (cont.)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the six months ended August 31, 2020.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the six months ended August 31, 2020.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 3. Investments (cont.)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2020 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$389,912	Market Comparables	Market Yield (%)	7.0% – 38.1%	11.3%
			EBITDA Multiples (x)	0.0x	0.0x
Second lien term loans	50,295	Market Comparables	Market Yield (%)	11.1% – 46.6%	16.2%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	6,522	Market Comparables	Market Yield (%)	15.8% – 25.1%	18.5%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	31,096	Discounted Cash Flow	Discount Rate (%)	11.75% – 22.00%	19.2%
			Recovery Rate (%)	35% – 70%	70.0%
			Prepayment Rate (%)	10.0%	10.0%
Equity interests	30,292	Market Comparables	EBITDA Multiples (x)	4.0x – 14.0x	7.0x
			Revenue Multiples (x)	1.0x – 38.3x	6.7x
Total	$508,117

____________

*        The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2020 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$346,233	Market Comparables	Market Yield (%)	7.8% – 12.5%	9.7%
			EBITDA Multiples (x)	0.0x	0.0x
Second lien term loans	73,570	Market Comparables	Market Yield (%)	9.5% – 85.1%	13.0%
			EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans	4,346	Market Comparables	Market Yield (%)	18.3% – 21.3%	19.8%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	32,470	Discounted Cash Flow	Discount Rate (%)	9.25% – 16.00%	14.2%
			Recovery Rate (%)	35.0% – 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	29,013	Market Comparables	EBITDA Multiples (x)	4.0x – 14.0x	6.5x
			Revenue Multiples (x)	1.0x – 40.7x	7.3x
Total	$485,632

____________

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 3. Investments (cont.)

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

The composition of our investments as of August 31, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$399,226	76.2%	$389,912	76.7%
Second lien term loans	53,596	10.2	50,295	9.9
Unsecured term loans	7,261	1.4	6,522	1.3
Structured finance securities	31,323	6.0	31,096	6.1
Equity interests	32,748	6.2	30,292	6.0
Total	$524,154	100.0%	$508,117	100.0%

The composition of our investments as of February 29, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$343,100	70.5%	$346,233	71.3%
Second lien term loans	75,478	15.5	73,570	15.1
Unsecured term loans	4,761	1.0	4,346	0.9
Structured finance securities	33,521	6.9	32,470	6.7
Equity interests	29,439	6.1	29,013	6.0
Total	$486,299	100.0%	$485,632	100.0%

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 3. Investments (cont.)

non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities. We also take into account historical and anticipated financial results.

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2020. The inputs at August 31, 2020 for the valuation model include:

•        Default rate: 2.0%

•        Recovery rate: 35% – 70%

•        Discount rate: 22.0%

•        Prepayment rate: 10.0%

•        Reinvestment rate / price: L+375bps / $97.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of August 31, 2020.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 3. Investments (cont.)

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of August 31, 2020, the aggregate principal amount and fair value of the Company’s investment in the CLO 2013-1 Warehouse 2 Loan was $5.0 million and $4.6 million, respectively.

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

For the three months ended August 31, 2020 and August 31, 2019, we accrued management fee income of $0.6 million and $0.6 million, respectively, and interest income of $0.7 million and $1.1 million, respectively, from the Saratoga CLO.

For the six months ended August 31, 2020 and August 31, 2019, we accrued management fee income of $1.3 million and $1.3 million, respectively, and interest income of $1.4 million and $2.2 million, respectively, from the Saratoga CLO.

As of August 31, 2020, the aggregate principal amounts of the Company’s investments in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of the Saratoga CLO was $69.5 million, $2.5 million and $7.5 million, respectively, which had a corresponding fair value of $21.6 million, $2.3 million and $7.2 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 4. Investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) (cont.)

CLO. As of August 31, 2020, Saratoga CLO had investments with a principal balance of $521.6 million and a weighted average spread over LIBOR of 3.9% and had debt with a principal balance of $489.2 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of August 31, 2020, the present value of the projected future cash flows of the subordinated notes was approximately $ 22.0 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $63.9 million, management fees of $23.4 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2020 (unaudited) and February 29, 2020 and for the three and six months ended August 31, 2020 (unaudited) and August 31, 2019 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2020	February 29, 2020
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $513,438,299 and $523,438,207, respectively)	$486,024,173	$500,999,677
Equities at fair value (amortized cost of $2,708,549 and $2,566,752, respectively)	—	257
Total investments at fair value (amortized cost of $516,146,848 and $526,004,959, respectively)	486,024,173	500,999,934
Cash and cash equivalents	5,108,193	9,081,041
Receivable from open trades	5,146,467	10,419,700
Interest receivable (net of reserve of $370,149 and $307,705, respectively)	1,645,239	1,294,523
Prepaid expenses and other assets	28,898	84,526
Total assets	$497,952,970	$521,879,724

LIABILITIES
Interest payable	$1,500,259	$2,090,188
Payable from open trades	9,852,500	36,673,471
Accrued base management fee	56,825	54,441
Accrued subordinated management fee	227,298	217,766
Accounts payable and accrued expenses	69,290	81,822
Loan payable, related party	5,000,000	2,500,000
Loan payable, third party	14,161,707	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	40,000,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	59,500,000
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	22,500,000
Discount on Class C-R-2 Notes	(502,993)	(530,448)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	31,000,000
Discount on Class D-R-2 Notes	(915,299)	(965,259)
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	—	—
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	2,500,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	7,500,000
Deferred debt financing costs	(2,222,411)	(2,340,764)
Subordinated Notes	69,500,000	69,500,000
Discount on Subordinated Notes	(21,714,099)	(22,899,324)
Total liabilities	$545,013,077	$556,981,893
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(47,060,357)	(35,102,419)
Total net assets	(47,060,107)	(35,102,169)
Total liabilities and net assets	$497,952,970	$521,879,724

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
INVESTMENT INCOME
Total interest from investments	$6,437,801.0	8,304,492	$13,651,290	$16,508,199
Interest from cash and cash equivalents	214	26,440	3,501	33,803
Other income	184,969	40,845	294,610	180,968
Total investment income	6,622,984	8,371,777	13,949,401	16,722,970
EXPENSES
Interest and debt financing expenses	5,769,357	6,748,508	13,057,925	13,167,316
Base management fee	126,481	125,949	252,002	251,852
Subordinated management fee	505,921	503,796	1,008,006	1,007,409
Professional fees	94,782	88,204	183,272	212,712
Trustee expenses	53,876	118,136	105,734	138,015
Other expense	12,228	11,196	40,280	43,734
Total expenses	6,562,645	7,595,789	14,647,219	14,821,038
NET INVESTMENT INCOME (LOSS)	60,339	775,988	(697,818)	1,901,932
REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(4,338,586)	(1,218,364)	(6,142,470)	(2,162,298)
Net change in unrealized depreciation on investments	26,457,779	(2,174,060)	(5,117,650)	(4,380,055)
Net realized and unrealized gain (loss) on investments	22,119,193.00	(3,392,424)	(11,260,120)	(6,542,353)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$22,179,532	$(2,616,436)	$(11,957,938)	$(4,640,421)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC(b)	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	18,975	$1,897,538	$—
Education Management II LLC(b)	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	6,692	669,214	—
McDermott International (Americas) Inc.	Construction & Building	McDermott International - Class A C/S (07/20)	Equity	—	0.00%	0.00%	0.00%	—	141,797	141,797	—
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	11/19/2026	$1,492,500	1,451,681	1,434,666
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	2,071,167	2,054,288	1,734,603
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.91%	4/30/2025	1,960,276	1,953,089	1,885,550
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	7/23/2021	2,358,618	2,357,934	2,240,687
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	7/23/2021	487,437	484,632	461,847
Advisor Group Holdings Inc	Banking Finance Insurance & Real Estate	Term Loan (7/19)	Loan	1M USD LIBOR+	5.00%	0.00%	5.16%	7/31/2026	497,500	496,345	480,709
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,930,000	3,902,756	3,178,388
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	1/5/2026	493,750	493,750	482,641
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/15/2027	1,496,250	1,489,146	1,458,844
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	483,750	483,750	357,975
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.24%	8/15/2025	2,390,625	2,381,617	2,079,844
Alchemy Copyrights LLC	Media: Diversified & Production	Term Loan B	Loan	Prime+	2.25%	0.75%	3.00%	8/14/2027	500,000	496,270	497,500
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.66%	10/10/2025	1,925,000	1,902,423	1,780,625
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan 7/20	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	7/23/2024	4,000,000	3,982,197	4,013,320
Allen Media LLC	Media: Advertising Printing & Publishing	Term Loan B (1/20)	Loan	3M USD LIBOR+	5.50%	0.00%	5.74%	2/10/2027	2,992,027	2,978,282	2,876,086
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,454,005	1,447,377	1,066,265
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.16%	10/1/2025	1,686,566	1,683,362	1,650,204

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/5/2024	4,693,527	$4,690,468	$4,517,520
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	6/30/2022	3,905,209	3,897,455	3,983,313
Amerilife Holdings LLC	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	1M USD LIBOR+	4.00%	0.00%	4.16%	3/18/2027	113,636	60,606	60,606
Amerilife Holdings LLC	Banking Finance Insurance & Real Estate	Term loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.16%	3/18/2027	1,386,364	1,376,801	1,362,102
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.66%	2/28/2025	3,444,786	3,411,261	3,097,069
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.99%	8/11/2025	982,500	978,802	404,869
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	482,575	481,256	370,806
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	10/1/2026	995,000	990,443	975,926
APLP Holdings Limited Partnership	Utilities	Term Loan B (01/20)	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	4/11/2025	1,815,789	1,815,789	1,786,846
Aramark Services Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	1/15/2027	2,493,750	2,407,504	2,373,427
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,334,451	2,736,266
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	10/1/2025	1,970,000	1,966,202	1,827,175
Aristocrat International PTY Ltd	Hotel Gaming & Leisure	Term Loan (5/20)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	10/21/2024	1,000,000	981,030	1,002,500
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	7/31/2024	463,892	462,437	431,651
Asplundh Tree Expert LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.74%	8/19/2027	1,000,000	995,000	1,000,310
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.00%	0.00%	3.24%	11/14/2025	1,237,500	1,235,762	1,225,125
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	8/4/2022	868,184	866,338	858,052
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	11/3/2023	490,182	487,591	481,197
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	4.74%	2/11/2026	1,975,000	1,942,973	1,956,494
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	12/16/2024	3,169,156	3,141,330	3,075,412

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.24%	1/30/2026	3,458,665	$3,406,041	$3,216,558
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	854,775	962,780
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	10/10/2026	206,458	205,536	205,362
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.74%	7/31/2025	3,924,912	3,910,129	3,732,592
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	2.16%	7/1/2026	4,962,437	4,957,197	4,806,766
Blackstone Mortgage Trust Inc.	Banking Finance Insurance & Real Estate	Term Loan B-2	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/23/2026	500,000	485,536	496,250
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	4/12/2023	3,436,294	3,433,892	3,413,099
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	1,454,367	1,443,021	1,428,916
Bombardier Recreational Products Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.16%	5/24/2027	990,025	981,661	948,256
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.49%	9/5/2025	982,500	978,839	956,709
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	3.41%	1/27/2027	2,019,552	2,017,887	1,951,392
Brookfield Property REIT Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	8/27/2025	3,989,847	3,141,492	3,190,960
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan 1/20	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/1/2025	494,975	493,943	486,135
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.91%	11/2/2026	997,500	993,227	979,685
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	6.41%	11/18/2024	2,925,000	2,822,650	2,910,375
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	5.74%	2/12/2025	962,500	953,838	938,438
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.66%	1/2/2026	693,750	682,035	692,453
Cardtronics USA Inc	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	6/29/2027	500,000	491,402	498,440
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	3,393,388	3,202,226	3,065,349
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,447,500	1,439,932	1,351,603
Castle US Holding Corporation	Media: Advertising Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	3.99%	1/29/2027	498,958	496,722	479,624
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	5.74%	10/1/2025	2,462,500	2,443,119	2,187,784
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	6/7/2023	1,439,959	1,429,478	1,182,566

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CenturyLink Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	3/15/2027	2,985,000	$2,981,784	$2,879,898
Chemours Company The	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	4/3/2025	994,911	939,133	945,991
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan (2/20)	Loan	1M USD LIBOR+	2.75%	0.00%	2.91%	2/27/2026	987,538	986,514	978,897
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.66%	4/30/2026	1,488,750	1,475,687	1,457,576
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,868,660	1,864,793	1,832,072
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	9/6/2024	1,171,510	1,124,552	1,117,328
Connect U.S. Finco LLC	Telecommunications	Delayed Draw Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/11/2026	2,992,500	2,835,106	2,908,351
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	10/5/2023	1,467,819	1,458,706	1,429,905
Coral-US Co-Borrower LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	1/31/2028	2,000,000	2,000,000	1,929,000
Covia Holdings Corporation(b)	Metals & Mining	Term Loan	Loan	Prime+	5.00%	1.00%	6.00%	6/2/2025	982,500	982,500	679,153
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	8/17/2022	1,436,782	1,429,560	1,245,690
Crown Subsea Communications Holding Inc.	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.16%	11/3/2025	949,545	941,321	941,236
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	7/17/2025	1,964,467	1,944,222	1,893,255
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	1/15/2026	492,500	491,569	474,647
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	4/15/2027	497,500	497,500	480,799
Cushman & Wakefield U.S. Borrower LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.91%	8/21/2025	3,935,187	3,920,178	3,761,370
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	2/27/2024	1,945,716	1,937,945	1,883,706
Dealer Tire LLC	Automotive	Term Loan B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	12/12/2025	2,985,000	2,978,001	2,912,853
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	3/31/2025	6,413,343	6,352,525	6,038,868
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	9/19/2025	3,776,190	3,772,197	3,747,869
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	818,289	818,662	792,210
Delta Air Lines Inc.	Transportation: Consumer	Term Loan B (4/20)	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	5/1/2023	250,000	243,209	248,973
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.25%	12/29/2023	279,282	278,182	263,922

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.41%	8/24/2026	3,461,281	$2,889,534	$2,920,456
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.00%	0.00%	5.31%	5/21/2026	2,970,000	2,935,026	2,509,650
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	4/8/2024	462,500	461,258	456,816
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	11/27/2026	4,975,000	4,929,654	4,850,625
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.00%	8/18/2025	2,887,500	2,812,505	2,858,625
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	8/28/2024	4,887,115	4,864,317	4,850,461
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	2/9/2023	2,174,120	2,163,623	2,160,532
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	11/7/2024	494,856	490,713	484,959
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/29/2024	3,916,835	3,897,568	3,769,132
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	6/26/2025	1,960,000	1,952,522	1,695,400
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.91%	10/10/2025	4,925,000	4,916,157	3,554,373
EyeCare Partners LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	6M USD LIBOR+	3.75%	0.00%	4.06%	2/18/2027	1,617,568	1,615,998	1,502,575
EyeCare Partners LLC(a)	Healthcare & Pharmaceuticals	Unfunded Commitment	Loan	6M USD LIBOR+	3.75%	0.00%	3.75%	2/18/2027	—	—	—
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	2.16%	12/27/2022	359,858	359,362	355,990
First Brands Group LLC	Automotive	Term Loan B-3	Loan	2M USD LIBOR+	7.50%	1.00%	8.50%	2/2/2024	5,134,766	5,010,802	5,032,070
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.74%	2/1/2027	5,422,750	5,401,370	5,283,331
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	6M USD LIBOR+	3.25%	0.00%	3.56%	4/18/2025	1,330,058	1,323,599	749,820
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	8/1/2025	4,421,245	4,393,989	4,321,767
Froneri US Inc.	Beverage Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	1/29/2027	2,000,000	1,995,417	1,923,920
Fusion Connect Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	3M USD LIBOR+	1.00%	2.00%	3.00%	7/14/2025	784,776	766,136	329,606
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	8/13/2025	4,421,250	4,420,330	4,012,284
General Nutrition Centers Inc.(b)	Retail	FILO Term Loan	Loan	1M USD LIBOR+	9.00%	0.00%	9.16%	1/3/2023	585,849	584,990	567,178
General Nutrition Centers Inc.(b)	Retail	Term Loan B2	Loan	1M USD LIBOR+	8.75%	0.75%	9.50%	3/4/2021	644,902	644,620	467,554

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
General Nutrition Centers Inc.(b)	Retail	DIP New Money Term Loan	Loan	3M USD LIBOR+	11.25%	1.00%	12.25%	12/23/2020	207,475	$201,279	$207,475
General Nutrition Centers Inc.(b)	Retail	DIP Roll-Up Term Loan	Loan	3M USD LIBOR+	11.25%	1.00%	12.25%	12/23/2020	207,475	207,451	207,475
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.24%	12/30/2026	1,496,250	1,489,453	1,470,904
GEO Group Inc. The	Banking Finance Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/25/2024	3,984,563	3,641,859	3,663,925
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.24%	8/6/2025	2,456,250	2,446,891	2,407,125
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	12/27/2024	2,945,200	2,925,117	2,893,659
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	11/28/2025	5,022,463	4,767,463	4,358,393
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	3,113,636	3,076,635	2,886,341
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.16%	3/7/2025	3,000,000	2,926,213	2,869,380
Graham Packaging Company Inc	Containers Packaging & Glass	Initial Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	8/4/2027	1,000,000	992,528	998,000
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.41%	4/12/2024	3,661,538	3,628,690	3,533,385
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/28/2025	660,340	657,910	657,038
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.66%	5/1/2025	3,944,810	3,924,153	3,900,431
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/3/2023	1,667,985	1,661,951	1,174,061
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	3.99%	9/30/2024	2,962,500	2,915,706	2,540,344
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	259,851	259,560	255,194
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.75%	0.00%	2.91%	8/18/2025	3,930,000	3,916,369	3,863,190
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	5.24%	10/24/2025	2,462,500	2,443,587	2,290,125
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	2/18/2027	5,970,000	5,947,878	5,902,837
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,701,058	1,693,898	1,682,397
ICH US Intermediate Holdings II Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	12/24/2026	4,875,000	4,693,983	4,777,500

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Idera Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	6/28/2024	3,916,989	$3,904,408	$3,871,277
Inmar Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,439,315	3,368,971	3,210,841
Innophos Holdings Inc.	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.91%	2/5/2027	498,750	496,411	492,516
Intrado Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,231,061	1,165,176	1,098,599
Intrado Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,946,140	2,881,961	2,610,192
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	12/18/2024	1,992,500	1,949,175	1,942,688
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/16/2025	2,719,166	2,677,938	1,196,433
Jane Street Group LLC	Banking Finance Insurance & Real Estate	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	1/31/2025	997,494	976,498	982,531
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.41%	6/3/2026	3,213,091	3,196,484	3,102,657
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/9/2022	1,789,685	1,786,926	1,055,914
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/20/2025	4,558,806	4,516,813	3,583,222
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	9/21/2026	248,125	247,593	240,061
Kindred Healthcare Inc.	Healthcare & Pharmaceuticals	Term Loan (6/18)	Loan	1M USD LIBOR+	5.00%	0.00%	5.16%	7/2/2025	1,989,873	1,971,233	1,969,975
KREF Holdings X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	8/4/2027	500,000	487,500	495,000
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	12/16/2024	2,444,975	2,438,428	1,224,517
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.16%	6/30/2025	320,681	320,681	258,950
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	482,500	481,276	369,248
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,905,639	2,872,366	2,774,885
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	12/2/2024	1,635,688	1,633,326	1,629,555
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,320,931	1,116,193
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,506	62,955
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/27/2025	392,286	391,626	333,443
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/27/2025	98,071	97,907	83,361
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	3.25%	1.00%	4.25%	7/15/2024	2,046,017	2,041,794	1,966,734

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LogMeIn Inc.	High Tech Industries	Term Loan (8/20)	Loan	3M USD LIBOR+	4.75%	0.00%	4.99%	8/13/2027	2,000,000	$1,950,000	$1,949,160
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	11/11/2026	1,238,986	1,236,258	1,211,109
MA FinanceCo. LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	500,000	487,984	498,125
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	8/29/2025	1,492,500	1,492,500	1,425,338
Match Group Inc.	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	1.99%	2/15/2027	250,000	249,438	243,020
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.91%	9/30/2024	1,148,497	1,139,958	1,136,587
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/4/2022	2,926,093	2,644,605	2,518,868
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	1/31/2025	578,738	577,795	556,219
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.74%	3/2/2026	2,962,500	2,956,122	2,898,303
Michaels Stores Inc.	Retail	Term Loan B	Loan	6M USD LIBOR+	2.50%	1.00%	3.50%	1/30/2023	2,584,336	2,577,265	2,477,732
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	8/15/2024	965,956	962,738	932,631
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	8/16/2023	3,879,250	3,834,706	3,733,778
Mitchell International Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/20)	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	11/29/2024	1,000,000	940,632	975,000
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	2/2/2026	882,701	875,521	860,360
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.66%	11/28/2025	985,000	983,345	832,946
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	9/20/2024	487,481	486,660	443,607
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	3.81%	11/14/2025	492,500	490,629	458,025
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	3/9/2026	1,890,242	1,874,156	1,870,394
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	3/9/2026	86,065	85,353	85,161
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	8/8/2024	2,641,566	2,607,050	2,470,973
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	8/8/2024	885,162	871,566	835,814
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.91%	9/18/2026	240,156	239,106	235,387
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.24%	3/3/2025	4,687,500	4,290,679	4,230,469

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	10/17/2022	1,909,870	$1,902,890	$1,856,164
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	3M USD LIBOR+	8.50%	1.00%	9.50%	10/16/2023	1,000,000	994,951	945,000
NPC International Inc.(b)	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	4/19/2024	487,500	487,124	341,859
Octave Music Group Inc. The	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	5/29/2025	3,965,517	3,928,861	3,370,690
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,359,150	2,354,150	2,241,193
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.66%	4/30/2025	490,000	482,815	469,939
Pathway Vet Alliance LLC	Services: Business	Term Loan (3/20)	Loan	1M USD LIBOR+	4.00%	0.00%	4.16%	3/31/2027	461,262	449,912	452,180
Pathway Vet Alliance LLC(a)	Services: Business	Delayed Draw Term Loan (3/20)	Loan	3M USD LIBOR+	4.00%	0.00%	4.24%	3/31/2027	—	—	—
Patriot Container Corp.	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2025	497,455	495,198	481,756
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	5/29/2026	878,269	874,407	849,480
Penn National Gaming Inc.	Hotel Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	2,000,000	1,925,464	1,927,000
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	2M USD LIBOR+	5.25%	1.00%	6.25%	4/29/2024	1,434,898	1,433,909	1,413,374
PG&E Corporation	Utilities: Electric	Term Loan	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	6/23/2025	500,000	492,700	491,565
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	9/29/2023	3,322,181	3,321,574	2,480,573
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	1/3/2025	1,466,250	1,460,349	1,385,606
Pitney Bowes Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	5.66%	1/7/2025	2,962,500	2,665,459	2,852,651
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	1,974,747	1,939,412	1,915,505
Plastipak Packaging Inc.	Containers Packaging & Glass	Term Loan B (4/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	10/15/2024	2,944,583	2,923,183	2,900,414
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	6M USD LIBOR+	6.00%	1.00%	7.00%	12/10/2024	2,912,658	2,861,250	2,933,833
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.16%	4/30/2026	2,970,000	2,919,204	2,816,540
Premier Dental Services Inc.	Retail	Term Loan (12/18)	Loan	3M USD LIBOR+	5.25%	1.00%	6.25%	6/30/2023	426,216	426,792	370,808
Presidio Holdings Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	3.74%	1/22/2027	500,000	498,921	491,250
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	9M USD LIBOR+	3.25%	1.00%	4.25%	9/23/2026	2,977,500	2,961,836	2,964,846
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	1/3/2023	2,466,889	2,457,760	2,392,882
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	1/2/2025	1,955,000	1,948,413	1,661,750

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	488,813	$487,171	$447,874
Pug LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.66%	2/12/2027	492,500	490,405	416,985
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	4.00%	11/3/2023	471,065	468,014	465,473
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.49%	7/9/2025	1,432,727	1,427,050	1,365,275
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	3,907,368	3,806,563	3,692,150
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	4/29/2022	2,665,868	2,666,901	2,645,874
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	8/21/2024	862,069	862,069	858,526
Reynolds Consumer Products LLC	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	2/4/2027	1,435,644	1,433,954	1,410,822
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	977,500	975,708	816,213
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	11/28/2025	2,950,000	2,939,336	2,841,027
RP Crown Parent LLC	High Tech Industries	Term Loan B (07/20)	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	2/2/2026	2,000,000	1,990,049	1,983,760
RSA Security LLC	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	6/29/2027	1,000,000	980,000	997,500
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	2.75%	1.00%	3.75%	6/1/2023	5,637,965	5,584,591	5,585,814
Ryan Specialty Group LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	7/23/2027	500,000	492,500	497,814
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR+	6.25%	0.00%	6.49%	8/16/2024	1,945,350	1,930,898	1,905,236
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	7/5/2024	768,409	765,889	751,119
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed	0.00%	0.00%	0.00%	7/5/2024	1,000,000	997,143	987,500
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/25/2025	1,000,000	971,250	976,250
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	8/1/2025	1,831,540	1,814,526	1,807,126
SCS Holdings I Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	3.66%	7/1/2026	1,980,050	1,975,903	1,934,271
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	2/21/2021	899,872	891,020	121,258
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	9/25/2026	870,968	831,783	788,844
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	2/2/2024	1,931,951	1,930,461	1,828,109

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SMG US Midco 2 Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.74%	1/23/2025	497,500	$497,500	$422,253
Sotheby’s	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	6.50%	1/15/2027	3,307,138	3,244,553	3,253,396
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.66%	12/19/2025	1,975,000	1,907,543	1,770,923
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	6M USD LIBOR+	2.75%	1.00%	3.75%	3/15/2024	1,697,664	1,691,551	1,684,932
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	4/16/2025	191,599	191,267	185,786
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	4/16/2025	272,712	272,232	264,438
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	4/16/2025	491,158	490,238	476,703
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.24%	4/16/2026	1,950,313	1,950,313	1,651,271
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	5.25%	0.00%	5.41%	7/10/2026	1,990,000	1,946,753	1,935,275
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/19/2021	819,218	818,285	622,604
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.25%	9/29/2023	1,286,674	1,268,728	1,267,374
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	7/11/2025	2,481,250	2,396,921	2,382,000
Tenneco Inc.	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	10/1/2025	1,477,500	1,466,301	1,313,749
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/30/2024	1,950,000	1,948,111	1,833,000
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/31/2024	987,500	984,071	967,750
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.66%	12/15/2025	2,716,936	2,600,449	2,615,050
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	7/21/2025	1,231,250	1,226,769	1,191,233
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	3.91%	2/2/2026	2,935,080	2,867,994	2,898,391
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	3/8/2024	1,500,000	1,488,515	1,409,250
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	5.41%	3/6/2026	2,312,501	2,263,829	2,168,617
T-Mobile USA Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	4/1/2027	2,000,000	1,970,460	2,004,260
Tosca Services LLC	Containers Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.25%	1.00%	5.25%	8/18/2027	500,000	492,523	500,210
Transdigm Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	8/22/2024	4,085,761	4,089,847	3,874,078
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.16%	1/25/2024	2,450,000	2,447,192	1,739,500

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,359,545	$3,350,429	$3,209,777
TRC Companies Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	6/21/2024	992,500	979,476	949,495
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.91%	4/22/2024	2,912,431	2,897,909	2,805,223
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	0.00%	3.91%	3/19/2026	976,452	968,278	961,806
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.91%	5/11/2026	990,000	985,721	938,649
Uber Technologies Inc	Transportation: Consumer	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.50%	0.00%	3.66%	7/13/2023	2,000,000	1,942,191	1,962,300
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	10/22/2025	3,447,500	3,268,118	3,357,003
Univar Solutions USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.41%	7/1/2024	1,627,723	1,622,537	1,593,720
Univision Communications Inc.	Media: Broadcasting & Subscription	2020 Replacement Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/13/2026	2,529,686	2,520,324	2,469,606
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	8/30/2024	968,337	959,206	786,474
US Ecology Holdings Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.66%	11/2/2026	497,500	496,461	490,038
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.24%	8/20/2025	5,403,750	5,378,906	4,854,351
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.16%	3/2/2026	3,209,493	3,198,646	3,168,379
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.74%	7/1/2026	1,881,527	1,843,330	1,850,952
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.75%	3.00%	6/3/2024	2,621,741	2,621,360	2,592,245
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	46,022.00	922,419	921,629	906,369
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.16%	46,148.00	493,750	492,781	483,875
VM Consolidated Inc.	Construction & Building	Term Loan B1 (02/20)	Loan	3M USD LIBOR+	3.25%	0.00%	3.49%	2/28/2025	477,944	476,242	465,995
WeddingWire Inc.	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.74%	12/19/2025	3,940,000	3,933,426	3,762,700
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	1.91%	4/29/2023	823,135	809,384	815,931
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	5.06%	4/4/2025	1,974,745	1,958,221	1,879,306
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/5/2024	2,940,156	2,919,340	2,697,592

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

August 31, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	8/13/2026	3,482,500	$3,452,111	$3,455,823
Xperi Holding Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.16%	6/2/2025	2,418,000	2,242,720	2,359,557
YS Garments LLC	Retail	Term Loan	Loan	3M USD LIBOR+	6.00%	0.00%	6.24%	8/9/2024	1,891,250	1,877,118	1,704,489
Zekelman Industries Inc	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.16%	1/25/2027	997,500	997,500	968,074
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/12/2024	2,431,250	2,423,478	2,229,651
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.50%	0.00%	3.74%	3/14/2025	957,262	953,932	836,006
Seadrill Operating PIK R/C	Energy: Oil & Gas	PIK Revolver	R/C	—	0.00%	0.00%	0.00%	2/22/2021	24,694	22,982	25,929
										$516,146,848	$486,024,173
	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market(c)	5,108,193	$5,108,193	$5,108,193
Total cash and cash equivalents	5,108,193	$5,108,193	$5,108,193

____________

(a)    All or a portion of this investment has an unfunded commitment as of August 31, 2020

(b)    As of August 31, 2020, the investment was in default and on non-accrual status.

(c)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2020.

LIBOR — London Interbank Offered Rate

1W USD LIBOR — The 1 week USD LIBOR rate as of August 31, 2020 was 0.11%.

1M USD LIBOR — The 1 month USD LIBOR rate as of August 31, 2020 was 0.16%.

2M USD LIBOR — The 2 month USD LIBOR rate as of August 31, 2020 was 0.19%.

3M USD LIBOR — The 3 month USD LIBOR rate as of August 31, 2020 was 0.34%.

6M USD LIBOR — The 6 month USD LIBOR rate as of August 31, 2020 was 0.31%.

Prime — The Prime Rate as of August 31, 2020 was 3.25%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	18,975	$1,897,538	$190
Education Management II LLC	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	—	0.00%	0.00%	0.00%	—	6,692	669,214	67
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	11/19/2026	$500,000.00	498,790	491,665
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	5/30/2025	2,959,950	2,949,872	1,943,710
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	6/15/2023	2,081,927	2,062,239	1,969,149
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	4/30/2025	1,970,000	1,962,286	1,924,848
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/23/2021	2,371,131	2,370,010	2,286,173
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/23/2021	489,950	485,523	470,352
Advisor Group Holdings Inc	Banking Finance Insurance & Real Estate	Term Loan (7/19)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	7/31/2026	500,000	498,753	486,875
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	5/9/2025	3,950,000	3,919,494	3,695,225
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	1/5/2026	496,250	496,250	486,325
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	6.27%	7/30/2021	2,889,487	2,886,790	2,677,601
AI Convoy Bidco Limited	Aerospace & Defense	AI Convoy Bidco T/L B (USD)	Loan	3M USD LIBOR+	3.50%	1.00%	4.96%	1/29/2027	1,500,000	1,492,500	1,483,125
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	3/11/2024	486,250	486,250	384,138
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	8/15/2025	2,421,875	2,411,617	2,228,125
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.02%	10/10/2025	1,950,000	1,925,236	1,945,125
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	8/19/2021	3,377,293	3,373,263	3,373,071
Allen Media LLC	Media: Advertising Printing & Publishing	Allen Media T/L B (1/20)	Loan	3M USD LIBOR+	5.50%	0.00%	6.96%	2/10/2027	3,000,000	2,985,000	2,936,250
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	4/3/2024	1,454,005	1,446,493	1,353,141
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	10/1/2025	1,767,163	1,763,366	1,748,943

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
American Dental Partners Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	3/24/2023	990,000	$982,019	$982,575
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	4/5/2024	4,889,524	4,886,331	4,788,702
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	6/30/2022	3,925,767	3,916,564	3,896,324
AmeriLife Group LLC	Banking Finance Insurance & Real Estate	AmeriLife T/L	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/5/2027	838,710	836,613	832,419
AmeriLife Group LLC(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR+	4.00%	0.00%	4.00%	2/5/2027	—	—	—
Amex GBT (2/20) T/L	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/26/2027	2,993,363	2,933,496	2,926,012
Amex GBT 2/20 D/T/L(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/26/2027	—	—	—
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	2/28/2025	3,462,357	3,425,731	3,224,320
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	8/11/2025	987,500	983,508	759,141
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	4.21%	12/7/2023	485,063	483,537	354,789
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/1/2026	1,000,000	995,123	990,000
APLP Holdings Limited Partnership	Utilities	APLP Holdings T/L B (Atlantic Power)	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	4/13/2023	2,000,000	2,000,000	1,977,500
Aramark Services Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	1/15/2027	1,500,000	1,498,209	1,484,070
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	3/20/2024	3,350,967	3,332,339	3,225,306
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/1/2025	1,980,000	1,975,743	1,937,093
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	7/31/2024	488,775	487,107	476,556
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.00%	0.00%	4.46%	11/14/2025	1,237,500	1,235,582	1,228,219
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/24/2021	1,391,552	1,385,662	1,384,595
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	8/4/2022	1,876,925	1,872,057	1,853,069
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	11/3/2023	492,773	489,808	485,381
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	2/11/2026	1,985,000	1,950,006	1,970,113
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	12/16/2024	3,169,156	3,138,355	3,010,698

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	1/30/2026	3,476,222	$3,418,777	$3,406,697
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/10/2026	249,375	248,169	246,881
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	5.96%	7/31/2025	3,944,937	3,928,266	3,432,096
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	6/2/2025	25,355	25,274	25,161
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	7/1/2026	4,987,500	4,981,754	4,897,974
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	4/12/2023	3,453,781	3,450,952	3,432,195
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	2M USD LIBOR+	3.00%	1.00%	4.50%	5/22/2024	955,900	953,639	946,341
Bombardier Recreational Products Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	5/24/2027	995,000	985,847	978,214
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/2/2025	2,475,000	2,454,363	2,374,070
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	5.71%	9/5/2025	987,500	983,437	987,500
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	1/27/2027	2,024,614	2,022,736	2,002,687
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan 1/20	Loan	1M USD LIBOR+	3.00%	0.75%	4.52%	8/1/2025	497,487	496,370	488,627
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	11/2/2026	1,000,000	995,334	989,170
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	7.77%	11/18/2024	3,000,000	2,884,283	2,992,500
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.02%	2/12/2025	975,000	964,353	964,031
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	1/2/2026	697,500	684,758	696,196
CareerBuilder LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	6.75%	1.00%	8.27%	7/31/2023	2,266,211	2,232,341	2,223,720
CareStream Health Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	7.77%	2/28/2021	2,362,278	2,356,691	2,263,062
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/20/2023	1,455,000	1,446,052	1,236,750
Castle US Holding Corporation	High Tech Industries	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	1/27/2027	500,000	497,509	475,000
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	6.96%	10/1/2025	2,475,000	2,453,876	2,338,875
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	6/7/2023	1,447,458	1,435,195	1,329,447
CenturyLink Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	3/15/2027	3,000,000	2,996,438	2,922,180
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan (2/20)	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	2/27/2026	992,500	991,371	983,816
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	4/30/2026	1,496,250	1,482,216	1,451,991
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	12/20/2024	1,891,221	1,886,758	1,855,761

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	8/22/2025	495,000	$493,979	$493,763
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	9/6/2024	1,183,650	1,131,380	1,088,224
Connect U.S. Finco LLC	Telecommunications	Delayed Draw Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	12/11/2026	2,000,000	1,984,055	1,980,000
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	10/5/2023	1,475,404	1,464,720	1,395,481
Coral-US Co-Borrower LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/31/2028	2,000,000	2,000,000	1,976,660
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	6/2/2025	985,000	985,000	711,663
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	5.90%	8/17/2022	1,436,782	1,427,762	1,089,957
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.52%	11/3/2025	1,655,837	1,640,398	1,649,627
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/17/2025	1,974,620	1,952,260	1,941,308
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	4/15/2027	500,000	500,000	492,500
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/15/2026	495,000	493,968	486,031
Cushman & Wakefield U.S. Borrower LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	8/21/2025	3,945,050	3,928,487	3,874,789
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	2/27/2024	1,955,694	1,946,628	1,867,688
DaVita Inc.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	8/12/2026	997,500	995,133	985,859
Dealer Tire LLC	Automotive	Dealer Tire T/L B-1	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	12/12/2025	3,000,000	2,992,500	2,977,500
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	3/31/2025	6,446,003	6,379,073	6,317,083
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	2.00%	0.75%	3.52%	9/19/2025	3,814,430	3,809,967	3,766,292
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	2/1/2024	1,318,289	1,315,922	1,275,445
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	12/29/2023	279,282	278,012	267,413
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	8/24/2026	997,500	992,773	907,725
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	5/21/2026	2,985,000	2,944,957	2,790,975
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	4/8/2024	468,750	467,304	461,522
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/27/2026	5,000,000	4,950,804	4,962,500

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.52%	8/18/2025	2,962,500	$2,879,096	$2,925,469
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	8/28/2024	4,927,385	4,901,606	4,804,200
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	5.21%	2/9/2023	2,199,416	2,186,449	2,160,926
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	11/7/2024	497,428	492,831	491,832
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	5.77%	4/29/2024	3,937,025	3,914,795	3,766,985
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR+	4.25%	0.00%	5.71%	6/26/2025	1,970,000	1,957,901	1,811,179
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	10/10/2025	4,950,000	4,939,709	3,966,188
EyeCare Partners LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/5/2027	1,621,622	1,619,618	1,583,789
EyeCare Partners LLC(a)	Healthcare & Pharmaceuticals	EyeCare Partners Delayed Draw Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/5/2027	—	—	—
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	12/27/2022	360,538	359,905	356,752
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	2/1/2027	5,450,000	5,426,720	5,338,275
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	4/18/2025	1,330,058	1,322,900	1,312,103
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	8/1/2025	4,443,748	4,414,007	4,421,530
Froneri International Ltd	Beverage Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/29/2027	2,000,000	1,995,162	1,962,500
Fusion Connect Inc.	Telecommunications	Exit Term Loan (1/20)	Loan	3M USD LIBOR+	9.50%	2.00%	11.50%	1/14/2025	1,500,000	1,470,716	1,495,005
Fusion Connect Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	6M USD LIBOR+	8.00%	2.00%	10.00%	7/14/2025	757,724	737,560	527,883
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	8/13/2025	4,443,750	4,442,729	4,410,422
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	8/1/2025	2,962,500	2,940,820	2,888,438
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	3M USD LIBOR+	8.75%	0.75%	10.21%	3/4/2021	930,446	929,986	856,010
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	8.52%	1/3/2023	585,849	584,748	583,505
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	3.46%	12/30/2026	1,500,000	1,492,771	1,489,380
GEO Group Inc. The	Banking Finance Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	3.52%	3/25/2024	2,000,000	1,911,214	1,846,260
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	8/6/2025	2,468,750	2,458,492	2,450,234
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	4/16/2025	1,231,867	1,226,730	1,155,652

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Gigamon Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	12/27/2024	2,960,000	$2,937,550	$2,952,600
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/28/2025	3,039,750	3,039,750	2,886,668
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.02%	12/22/2024	3,202,597	3,161,265	3,005,093
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	3/7/2025	2,000,000	2,000,000	1,950,000
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	4/12/2024	3,661,538	3,624,459	3,644,769
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	3/28/2025	898,530	894,831	898,530
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	5/1/2025	3,964,937	3,941,954	3,895,550
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	6.21%	11/3/2023	1,723,072	1,715,720	1,356,919
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	4.21%	8/1/2024	488,750	487,883	481,419
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	5.21%	9/30/2024	2,977,500	2,925,219	2,754,188
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	6/3/2024	264,030	263,694	253,799
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	8/18/2025	3,950,000	3,935,111	3,883,364
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	10/24/2025	2,475,000	2,454,070	2,301,750
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	2/18/2027	6,000,000	5,975,621	5,955,000
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	12/20/2024	1,709,781	1,701,824	1,691,623
ICH US Intermediate Holdings II Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	5.75%	1.00%	7.21%	12/24/2026	5,000,000	4,803,288	4,875,000
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	6/28/2024	2,939,742	2,919,274	2,917,694
Informatica LLC	High Tech Industries	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	2/25/2027	500,000	497,500	489,375
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	5/1/2024	3,457,043	3,377,774	3,320,939
Innophos Holdings Inc	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/4/2027	500,000	497,521	496,250
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	12/18/2024	997,500	992,818	982,538
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	7.21%	6/16/2025	2,796,876	2,750,718	1,118,750
Jefferies Finance LLC/JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	6/3/2026	3,229,359	3,211,489	3,172,846

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	6.46%	5/9/2022	1,800,290	$1,796,697	$1,458,235
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	11/20/2025	4,687,500	4,640,380	2,499,984
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	9/19/2026	249,375	248,789	247,505
Kindred Healthcare Inc.	Healthcare & Pharmaceuticals	Kindred Healthcare T/L (6/18)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	7/2/2025	2,000,000	1,980,000	1,975,000
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	12/16/2024	2,457,482	2,450,618	2,248,596
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	6.89%	11/25/2022	2,379,293	2,356,101	2,343,175
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	12/1/2023	485,000	483,577	439,531
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	2/28/2025	2,992,386	2,955,090	2,857,728
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	12/2/2024	4,129,092	4,115,428	4,123,930
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	1/30/2024	1,322,520	1,320,692	1,164,651
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	1/30/2024	74,592	74,493	65,688
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	3/27/2025	394,000	393,227	390,060
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	3/27/2025	98,500	98,307	97,515
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/15/2024	2,131,268	2,126,212	2,093,970
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	11/11/2026	1,245,213	1,242,233	1,243,133
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	3/12/2026	1,500,000	1,500,000	1,432,500
Match Group Inc.	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	3.21%	2/5/2027	250,000	249,377	248,438
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	9/30/2024	3,159,418	3,131,317	3,136,165
McDermott International (Americas) Inc.(b)	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	5.00%	1.00%	6.46%	5/12/2025	1,965,000	1,933,938	1,126,928
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	5/4/2022	956,813	954,867	897,807
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	1/31/2025	578,738	577,724	572,227
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	3/2/2026	2,977,500	2,970,753	2,917,950
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	1/30/2023	2,599,163	2,590,493	2,393,387
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	4.27%	8/15/2024	970,910	967,282	951,492

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	8/16/2023	3,899,905	$3,848,164	$3,696,798
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	2/2/2026	887,425	879,526	875,001
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	11/28/2025	990,000	988,165	932,144
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	9/20/2024	490,000	489,047	477,750
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	5/8/2025	870,833	869,104	855,594
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	4.90%	11/14/2025	495,000	492,907	491,288
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	3/9/2026	1,881,215	1,864,059	1,871,809
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	3/9/2026	104,662	103,730	104,139
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	8/8/2024	2,962,121	2,918,947	2,688,125
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	8/8/2024	992,500	975,477	959,311
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	9/18/2026	249,375	248,222	247,298
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	6.27%	5/23/2023	3,454,906	3,457,271	3,420,357
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	8.46%	3/3/2025	4,812,500	4,371,041	4,162,813
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	10/17/2022	1,919,870	1,911,097	1,878,478
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.02%	10/16/2023	1,000,000	994,137	973,750
NPC International Inc.(b)	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	4.96%	4/19/2024	487,500	487,124	237,544
Octave Music Group Inc. The	Services: Business	Term Loan B	Loan	2M USD LIBOR+	5.25%	1.00%	6.75%	5/29/2025	5,000,000	4,950,000	4,937,500
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	11/8/2022	2,456,367	2,445,611	2,464,547
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	4/30/2025	492,500	484,678	413,700
Patriot Container Corp.	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	3/20/2025	500,000	497,500	492,500
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	5/29/2026	878,269	874,086	871,682
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	2M USD LIBOR+	5.25%	1.00%	6.75%	4/29/2024	2,447,449	2,437,345	2,386,263
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	9/29/2020	3,564,650	3,555,767	1,782,325
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	1/3/2025	1,473,750	1,467,204	1,449,802
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.02%	10/31/2024	2,000,000	1,960,340	1,953,120
Plastipak Packaging Inc	Containers Packaging & Glass	Plastipak Packaging T/L B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/15/2024	2,944,583	2,921,203	2,885,691

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	1M USD LIBOR+	6.00%	1.00%	7.52%	12/10/2024	4,000,000	$3,922,736	$3,988,760
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.52%	4/30/2026	2,985,000	2,930,303	2,921,569
Presidio Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	4.96%	1/22/2027	500,000	498,787	495,000
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	9/23/2026	2,992,500	2,975,658	2,905,717
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	1/3/2023	2,472,719	2,462,039	2,404,720
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	1/2/2025	1,965,000	1,957,491	1,940,438
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	1/29/2025	491,288	489,418	473,478
Pug LLC	Services: Consumer	Pug T/L B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	2/12/2027	1,500,000	1,492,500	1,395,000
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	4.46%	11/3/2023	1,476,064	1,467,715	1,403,486
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	2M USD LIBOR+	2.75%	1.00%	4.25%	5/2/2024	1,462,500	1,462,500	1,449,703
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	2M USD LIBOR+	4.25%	0.00%	5.75%	7/9/2025	1,432,727	1,426,403	1,413,386
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	12/20/2024	3,927,406	3,816,352	3,868,494
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	4.71%	4/29/2022	2,680,466	2,681,757	2,673,765
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	8/21/2024	862,069	862,069	858,431
Reynolds Consumer Products Inc.	Containers Packaging & Glass	Reynolds Consumer Products T/L	Loan	3M USD LIBOR+	1.75%	0.00%	3.21%	2/4/2027	1,500,000	1,498,128	1,483,875
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	8.96%	3/31/2023	482,554	477,839	421,994
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	2/28/2025	982,500	980,484	884,250
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/28/2025	3,970,000	3,953,381	3,817,393
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	6/1/2023	5,637,965	5,554,276	5,553,396
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR+	6.25%	0.00%	7.71%	8/16/2024	1,955,250	1,938,956	1,877,040
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	1M USD LIBOR+	0.00%	0.00%	0.00%	7/5/2024	1,000,000	996,778	980,000
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/5/2024	768,409	765,606	753,041
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	8/1/2025	3,284,831	3,247,280	3,270,049
SCS Holdings I Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	7/1/2026	1,990,000	1,985,537	1,976,329
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.46%	2/21/2021	905,168	891,491	288,359

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.46%	9/25/2026	870,968	$829,352	$827,968
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	2/2/2024	1,947,873	1,946,123	1,913,785
SMG US Midco 2 Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	1/23/2025	500,000	500,000	495,000
Snacking Investment BidCo Pty Limited	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/18/2026	1,000,000	990,193	987,500
Sotheby’s	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.02%	1/15/2027	3,324,994	3,258,223	3,315,285
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	12/19/2025	1,985,000	1,911,678	1,801,388
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	3.72%	3/15/2024	1,769,661	1,762,426	1,756,388
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	199,839	199,466	196,841
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	493,682	492,653	486,000
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	280,056	279,525	275,855
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	4/16/2026	1,960,188	1,960,188	1,928,334
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	6M USD LIBOR+	5.25%	0.00%	6.65%	7/10/2026	2,000,000	1,953,068	1,920,000
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	3/19/2021	824,991	823,352	662,740
STG-Fairway Holdings LLC	Services: Business	STG Fairway T/L (First Advantage) (Fastball Merger	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	1/29/2027	500,000	497,500	496,040
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.71%	9/29/2023	263,565	262,651	261,918
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	7/11/2025	2,493,750	2,401,489	2,381,531
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	10/1/2025	1,485,000	1,472,625	1,386,619
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	9/30/2024	1,960,000	1,958,142	1,927,327
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.75%	0.75%	4.27%	1/31/2024	992,500	988,635	991,567
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	8.02%	12/15/2025	2,766,667	2,639,073	2,711,333
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	7/21/2025	1,237,500	1,232,467	1,211,203
The Knot Worldwide Inc	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	12/19/2025	3,960,000	3,952,856	3,890,700
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	2M USD LIBOR+	3.75%	0.00%	5.25%	2/2/2026	2,031,203	2,018,102	2,000,735
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	6.77%	3/6/2026	2,334,338	2,281,664	2,209,288

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	3/8/2024	1,600,000	$1,586,231	$1,504,000
Transdigm Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	8/22/2024	4,106,293	4,111,126	4,013,901
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	1/25/2024	2,462,500	2,458,773	2,410,172
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	6/21/2024	3,376,818	3,366,553	3,250,188
TRC Companies Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	6/21/2024	997,500	982,926	980,044
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR+	7.00%	1.00%	8.46%	2/2/2024	4,758,359	4,645,140	4,675,088
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	4/22/2024	2,927,444	2,910,795	2,874,984
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	3/19/2026	981,396	972,628	981,396
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	5/11/2026	995,000	990,418	971,060
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/22/2025	3,465,000	3,270,106	2,875,950
Univar Solutions Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/1/2024	1,627,723	1,621,989	1,603,307
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	3/15/2024	2,746,369	2,735,251	2,634,565
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	1M USD LIBOR+	5.75%	1.00%	7.27%	8/30/2024	984,169	973,856	821,778
US Ecology Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	11/2/2026	500,000	498,859	496,250
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	8/20/2025	5,431,250	5,403,194	5,214,000
Verra Mobility Corp.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	2/28/2025	491,250	489,331	483,881
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	3/2/2026	3,801,266	3,787,581	3,793,663
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	7/1/2026	422,273	418,485	415,939
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.75%	3.77%	6/3/2024	3,218,500	3,217,979	3,213,479
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	12/31/2025	927,500	926,595	919,094
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	5/6/2026	496,250	495,208	491,600
VS Buyer T/L (Veeam Software)	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.25%	0.00%	4.71%	2/28/2027	1,000,000	1,000,000	986,250
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	6.21%	11/29/2024	1,670,130	1,645,266	1,665,955
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	10/10/2024	2,961,172	2,889,546	2,319,573
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	10/10/2024	1,237,374	1,164,156	981,002

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments — (continued)

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	6/30/2023	2,438,722	$2,424,403	$2,444,819
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/29/2023	903,135	885,248	892,975
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	1M USD LIBOR+	4.75%	0.00%	6.27%	4/4/2025	1,984,953	1,966,855	1,951,864
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	8/5/2024	2,955,118	2,931,790	2,766,730
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	5.96%	8/13/2026	3,500,000	3,467,362	3,476,375
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	7.57%	8/9/2024	1,937,500	1,921,365	1,908,438
Zekelman Industries Inc	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/19/2027	1,000,000	1,000,000	977,500
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	8/12/2024	2,443,750	2,434,999	1,840,461
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	3/14/2025	982,500	978,750	934,603
										$526,004,959	$500,999,934
	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market(c)	9,081,041	$9,081,041	$9,081,041
Total cash and cash equivalents	9,081,041	$9,081,041	$9,081,041

____________

(a)    All or a portion of this investment has an unfunded commitment as of February 29, 2020 (see Note 6 in Notes to financial statements).
(b)    As of February 29, 2020, the investment was in default and on non-accrual status.
(c)    Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2020.

LIBOR — London Interbank Offered Rate

1W USD LIBOR — The 1 week USD LIBOR rate as of February 29, 2020 was 1.57%.

1M USD LIBOR — The 1 month USD LIBOR rate as of February 29, 2020 was 1.52%.

2M USD LIBOR — The 2 month USD LIBOR rate as of February 29, 2020 was 1.50%.

3M USD LIBOR — The 3 month USD LIBOR rate as of February 29, 2020 was 1.46%.

6M USD LIBOR — The 6 month USD LIBOR rate as of February 29, 2020 was 1.40%.

Prime — The Prime Rate as of February 29, 2020 was 4.75%.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 5. Income Taxes

SIA-Avionte, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments arising from net operating losses and unrealized appreciation and depreciation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

Deferred tax assets and liabilities, and related valuation allowance as of August 31, 2020 and February 29, 2020 were as follows:

	August 31, 2020	February 29, 2020
Total deferred tax assets	$1,790,734	$1,744,879
Total deferred tax liabilities	(1,261,267)	(1,412,486)
Valuation allowance on net deferred tax assets	(1,724,167)	(1,679,756)
Net deferred tax liability	$(1,194,700)	$(1,347,363)

As of August 31, 2020, the valuation allowance on deferred tax assets was $1.7 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the three months ended August 31, 2020 includes $0.1 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended August 31, 2019 includes $0.7 million net change in unrealized appreciation (depreciation) on investments and $(0.5) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the six months ended August 31, 2020 includes $(0.2) million net change in unrealized appreciation (depreciation) on investments and $(0.00) million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the six months ended August 31, 2019 includes $0.7 million net change in unrealized appreciation (depreciation) on investments and $(0.5) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 5. Income Taxes (cont.)

Federal and state income tax provisions (benefits) on investments for three and six months ended August 31, 2020 and August 31, 2019:

	For the three months ended		For the six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Current
Federal	$—	$—	$—	$—
State	—	—	—	—
Net current expense	—	—	—	—
Deferred
Federal	74,636	200,527	(170,838)	213,817
State	49,386	37,812	18,175	47,588
Net deferred expense	124,022	238,339	(152,663)	261,405
Net tax provision	$124,022	$238,339	$(152,663)	$261,405

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

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20.0% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the fiscal year, if any, computed net of

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 6. Agreements and Related Party Transactions (cont.)

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

For the three months ended August 31, 2020 and August 31, 2019, the Company incurred $2.2 million and $2.0 million in base management fees, respectively. For the three months ended August 31, 2020 and August 31, 2019, the Company incurred $1.4 million and $1.4 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2020 and August 31, 2019, the Company accrued an expense of $0.1 million and an expense of $0.7 million in incentive fees related to capital gains.

For the six months ended August 31, 2020 and August 31, 2019, the Company incurred $4.4 million and $3.8 million in base management fees, respectively. For the six months ended August 31, 2020 and August 31, 2019, the Company incurred $2.8 million and $2.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2020 and August 31, 2019, the Company accrued a (benefit) of $(3.1) million and an expense of $1.6 million in incentive fees related to capital gains, respectively.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2020, the base management fees accrual was $2.2 million and the incentive fees accrual was $1.5 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, the base management fees accrual was $2.1 million and the incentive fees accrual was $13.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 6. Agreements and Related Party Transactions (cont.)

On July 7, 2020, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.225 million to $2.775 million effective August 1, 2020.

For the three months ended August 31, 2020 and August 31, 2019, we recognized $0.6 million and $0.5 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2020 and August 31, 2019, we recognized $1.2 million and $1.0 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2020, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, $0.5 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2020 and August 31, 2019, we recognized management fee income of $0.6 million and $0.6 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2020 and August 31, 2019, we recognized management fee income of $1.3 million and $1.3 million, respectively, related to the Saratoga CLO.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information.

On February 11, 2020, the Company entered into an unsecured loan agreement CLO 2013-1 Warehouse 2 Loan with CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of August 31, 2020, the aggregate principal amount of the Company’s investment in the CLO 2013-1 Warehouse 2 Loan was $5.0 million, which had a fair value of $4.6 million.

For the six months ended August 31, 2020 and August 31, 2019, the Company neither bought nor sold any investments from the Saratoga CLO.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 375.8% as of August 31, 2020 and 607.1% as of February 29, 2020. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

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

As of August 31, 2020 and February 29, 2020, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.1 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended August 31, 2020 and August 31, 2019, we recorded $0.1 million and $0.1 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2020 and August 31, 2019, we recorded $0.02 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.06%, and the average dollar amount of outstanding borrowings under the Credit Facility was $0.3 million.

For the six months ended August 31, 2020 and August 31, 2019, we recorded $0.2 million and $0.2 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2020 and August 31, 2019, we recorded $0.05 million and $0.05 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

statements of operations. During the six months ended August 31, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.06%, and the average dollar amount of outstanding borrowings under the Credit Facility was $0.2 million.

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

Our borrowing base under the Credit Facility was $28.8 million subject to the Credit Facility cap of $45.0 million at August 31, 2020. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2020 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2020. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of August 31, 2020, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $65.0 million, respectively, and have $170.0 million in SBA-guaranteed debentures outstanding, of which $150.0 million is held in SBIC LP and $20.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

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

As noted above, as of August 31, 2020, there was $170.0 million of SBA debentures outstanding and as of February 29, 2020, there was $150.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $1.2 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2020 and August 31, 2019, we recorded $1.3 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2020 and August 31, 2019, we recorded $0.2 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2020 and August 31, 2019 on the outstanding borrowings of the SBA debentures was 3.02% and 3.25%, respectively. During the three months ended August 31, 2020 and August 31, 2019, the average dollar amount of SBA debentures outstanding was $170.0 million and $150.0 million, respectively.

For the six months ended August 31, 2020 and August 31, 2019, we recorded $2.5 million and $2.4 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2020 and August 31, 2019, we recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

rate during the six months ended August 31, 2020 and August 31, 2019 on the outstanding borrowings of the SBA debentures was 3.09% and 3.25%, respectively. During the six months ended August 31, 2020 and August 31, 2019, the average dollar amount of SBA debentures outstanding was $163.7 million and $150.0 million, respectively.

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

Notes

In May 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 6.25% 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 6.25% 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest rate,

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

interest payment dates and maturity remain unchanged from the existing 6.25% 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

As of August 31, 2020, the total 6.25% 2025 Notes outstanding was $60.0 million. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of August 31, 2020, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $59.9 million, respectively. The fair value of the 6.25% 2025 Notes, which is publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2020, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $60.6 million, respectively.

For the three months ended August 31, 2020 and August 31, 2019, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.1 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2020 and August 31, 2019, the average dollar amount of 6.25% 2025 Notes outstanding was $60.0 million and $60.0 million, respectively.

For the six months ended August 31, 2020 and August 31, 2019, we recorded $1.9 million and $1.9 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During six months ended August 31, 2020 and August 31, 2019, the average dollar amount of 6.25% 2025 Notes outstanding was $60.0 million and $60.0 million, respectively.

As discussed above, during the fourth quarter of 2020 fiscal year, the Company redeemed $74.45 million in aggregate principal amount of issued outstanding 2023 Notes.

For the three and six months ended August 31, 2019, we recorded $1.3 million and $2.5 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of options. During the three and six months ended August 31, 2019 the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million respectively.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

As of August 31, 2020, the total 7.25% Notes 2025 outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

As of August 31, 2020, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $44.1 million, respectively. The fair value of the 7.25% 2025 Notes, which is publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2020, the carrying amount and fair value of the 7.25% 2025 Notes was $0.0 million and $0.0 million, respectively.

For the three and six months ended August 31, 2020, we recorded $0.6 million and $0.6 million, respectively, of interest expense and $0.06 million and $0.06 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations options. During the three and six months ended August 31, 2020 the average dollar amount of 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million respectively.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% Notes 2025”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes.

As of August 31, 2020, the total 7.75% Notes 2025 outstanding was $5.0 million The 7.75% 2025 Notes are not listed and have a par value of $25.00 per share. As of August 31, 2020, there was $5.0 million of 7.75% 2025 Notes outstanding and as of February 29, 2020, there was $0.0 million outstanding. The carrying amount of the amount outstanding of 7.75% 2025 Notes approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three and six months ended August 31, 2020, we recorded $0.06 million and $0.06 million, respectively, of interest expense and $0.06 million and $0.06 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three and six months ended August 31, 2020 the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

Senior Securities

Information about our senior securities is shown in the following table as of August 31, 2020 for the fiscal year periods indicated in the table, unless otherwise noted.

SENIOR SECURITIES
(dollar amounts in thousands, except per share data)

Class and Year(1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Madison Capital Funding
Fiscal year 2021 (as of August 31, 2020)	$—	$3,758	—	N/A
Fiscal year 2020 (as of February 29, 2020)	$—	$6,071	—	N/A
Fiscal year 2019 (as of February 28, 2019)	$—	$2,345	—	N/A
Fiscal year 2018 (as of February 28, 2018)	$—	$2,930	—	N/A
Fiscal year 2017 (as of February 28, 2017)	$—	$2,710	—	N/A
Fiscal year 2016 (as of February 29, 2016)	$—	$3,025	—	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	—	N/A
Fiscal year 2014 (as of February 28, 2014)	$—	$3,348	—	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	—	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	—	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	—	N/A
Fiscal year 2010 (as of February 28, 2010)	$—	$—	—	N/A
Fiscal year 2009 (as of February 28, 2009)	$—	$—	—	N/A
Fiscal year 2008 (as of February 29, 2008)	$—	$—	—	N/A
Fiscal year 2007 (as of February 28, 2007)	$—	$—	—	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$—	$—	—	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	—	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	—	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	—	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$—	$—	—	N/A
Fiscal year 2012 (as of February 29, 2012)	$—	$—	—	N/A
Fiscal year 2011 (as of February 28, 2011)	$—	$—	—	N/A
Fiscal year 2010 (as of February 28, 2010)	$—	$—	—	N/A
Fiscal year 2009 (as of February 28, 2009)	$—	$—	—	N/A
Fiscal year 2008 (as of February 29, 2008)	$—	$—	—	N/A
Fiscal year 2007 (as of February 28, 2007)	$—	$—	—	N/A

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 7. Borrowings (cont.)

Class and Year(1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$—	$—	—	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	—	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	—	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	—	$25.89	(10)
6.25% Notes due 2025
Fiscal year 2021 (as of August 31, 2020)	$60,000	$3,758	—	$23.23	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	—	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	—	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2021 (as of August 31, 2020)	$43,125	$3,758		$25.29	(11)
7.75% Notes due 2025
Fiscal year 2021 (as of August 31, 2020)	$5,000	$3,758		$25.00	(12)

____________

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

(12)    The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2020:

	Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	170,000	—	40,000	39,000	91,000
6.25% 2025 Notes	60,000	—	—	60,000	—
7.25% 2025 Notes	43,125	—	—	43,125	—
7.75% 2025 Notes	5,000	—	—	5,000	—
Total Long-Term Debt Obligations	$278,125	$—	$40,000	$147,125	$91,000

Off-Balance Sheet Arrangements

As of August 31, 2020 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $45.0 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2020 and February 29, 2020 is shown in the table below (dollars in thousands):

	August 31, 2020	February 29, 2020
At Company’s discretion
CLEO Communications Holding, LLC	$630	$—
inMotionNow, Inc.	—	3,000
Omatic Software, LLC	—	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	—	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	15,000	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000
	33,805	46,500

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 8. Commitments and Contingencies (cont.)

	August 31, 2020	February 29, 2020
At portfolio company’s discretion – satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	—	1,000
Axiom Purchaser, Inc.	—	1,000
CoConstruct, LLC	—	3,500
Davisware, LLC	1,022	2,000
GoReact	2,000	2,000
HemaTerra Holding Company, LLC	2,000	4,000
Passageways, Inc.	3,000	3,000
Service Fusion	2,000	—
Village Realty Holdings LLC	1,124	1,124
	11,146	17,624
Total	$44,951	$64,124

Note 9. Directors Fees

The independent directors receive an annual fee of $60,000. They also receive $2,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and the chairman of each other committee receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2020 and August 31, 2019, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2020 and August 31, 2019, we incurred $0.1 million and $0.2 million for directors’ fees and expenses, respectively. As of August 31, 2020 and February 29, 2020, $0.06 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2020, we had not issued any common stock to our directors as compensation for their services.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 10. Stockholders’ Equity (cont.)

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, the Board of Directors increased the share repurchase plan to 1.3 million shares of common stock. As of August 31, 2020, the Company purchased 308,812 shares of common stock, at the average price of $16.96 for approximately $5.2 million pursuant to this repurchase plan. During the three and six months ended August 31, 2020, the Company purchased 90,321 shares of common stock, at the average price of $17.17 for approximately $1.6 million pursuant to this repurchase plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of August 31, 2020, the Company sold 3,992,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the six months ended August 31, 2020, there was no activity related to the ATM offering.

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 10. Stockholders’ Equity (cont.)

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 10. Stockholders’ Equity (cont.)

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

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 10. Stockholders’ Equity (cont.)

	Common Stock		Capital in Excess of Par Value	Total Distributable Earnings (Loss)	Net Assets
	Shares	Amount
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—
Offering costs	—	—	—	—	—
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018

Increase (Decrease) from Operations:
Net investment income	—	—	—	5,334,713	5,334,713
Net realized gain (loss) from investments	—	—	—	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	—	—	—	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	—	—	—	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	—	—	—	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	—	—	—	—	—
Stock dividend distribution	47,098	46	774,944	—	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	—	(1,550,417)
Repurchase fees	—	—	(1,740)	—	(1,740)
Offering costs	—	—	—	—	—
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and six months ended August 31, 2020 and August 31, 2019 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net increase (decrease) in net assets resulting from operations	$21,811	$7,580	$(845)	$15,229
Weighted average common shares outstanding	11,207,142	8,333,570	11,212,315	8,041,365
Weighted average earnings (loss) per common share	$1.95	$0.91	$(0.08)	$1.89

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 12. Dividend

On July 7, 2020, our board of directors declared a dividend of $0.40 per share, which was paid on August 12, 2020, to common stockholders of record as of July 27, 2020. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to our DRIP. Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

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

The following table summarizes dividends declared for the six months ended August 31, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
July 7, 2020	July 27, 2020	August 12, 2020	$0.40	$4,487
Total dividends declared			$0.40	$4,487

____________

*        Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 28, 2019	June 13, 2019	July 27, 2019	$0.55	$4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176
Total dividends declared			$1.09	$8,512

____________

*        Total amount is calculated based on the number of shares outstanding at the date of record.

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2020 and August 31, 2019:

Per share data	August 31, 2020	August 31, 2019
Net asset value at beginning of period	$27.13	$23.62
Net investment income(1)	1.28	1.07
Net realized and unrealized gain and losses on investments(1)	(1.36)	0.82
Net increase in net assets resulting from operations	(0.08)	1.89
Distributions declared from net investment income	(0.40)	(1.09)
Total distributions to stockholders	(0.40)	(1.09)
Issuance of common stock above net asset value(2)	—	0.05
Repurchases of common stock(3)	0.06	—
Dilution(4)	(0.03)	—
Net asset value at end of period	$26.68	$24.47
Net assets at end of period	$298,177,358	$224,336,567
Shares outstanding at end of period	11,174,322	9,168,056
Per share market value at end of period	$17.14	$25.16
Total return based on market value(5)(6)	(23.37)%	14.68%
Total return based on net asset value(5)(7)	0.73%	8.80%

Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	9.55%	10.81%
Expenses:
Ratio of operating expenses to average net assets(9)	4.87%	6.12%
Ratio of incentive management fees to average net assets(5)	(0.11)%	2.13%
Ratio of interest and debt financing expenses to average net assets(9)	3.97%	7.79%
Ratio of total expenses to average net assets(8)	8.73%	16.04%
Portfolio turnover rate(5)(10)	6.63%	10.97%
Asset coverage ratio per unit(11)	3,758	2,669
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
6.75% Notes Payable 2023(13)	N/A	$25.75
6.25% Notes Payable 2025	$23.23	$25.80
7.25% Notes Payable 2025(14)	$25.29	N/A
7.75% Notes Payable 2025(12)	N/A	N/A

____________

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

(3)      Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 10, Stockholders’ Equity.

(4)      Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different

SARATOGA INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020

(unaudited)

Note 13. Financial Highlights (cont.)

share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

(5)      Ratios are not annualized.

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

(9)      Ratios are annualized.

(10)    Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)    Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)    The Revolving Credit Facility, SBA Debentures and 7.75% Notes Payable 2025 are not registered for public trading.

(13)    On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

(14)    Period from close of business on June 30, 2020 through August 31, 2020.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On October 6, 2020, the Company declared a dividend of $0.41 per share payable on November 10, 2020, to common stockholders of record on October 26, 2020. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

Subsequent to August 31, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had some adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

On September 14, 2020, we entered into a fifth amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•        extend the commitment termination date of the Credit Facility from September 17, 2020 to September 17, 2021, with no change to the maturity date of September 17, 2025.

•        provide for the transition away from the LIBOR Rate in the market, and

•        expand the definition of Eligible Loan Asset to allow investments with certain recurring revenue features to qualify as Collateral and be included in the borrowing base.

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

•        the ability of our Manager to attract and retain highly talented professionals; and

•        the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

The following statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•        changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment, including with respect to the anticipated discontinuation of LIBOR, or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;

•        the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Manager’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

•        an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which may have a material impact on our portfolio companies’ results of operations and financial condition, which could lead to the loss of some or all of our investments in certain portfolio companies and have a material adverse effect on our results of operations and financial condition;

•        a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

•        risks associated with possible disruption in our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

•        the risks, uncertainties and other factors we identify in “Risk Factors” in our most recent Annual Report on Form 10-K under Part I, Item 1A, in our quarterly reports on Form 10-Q, including this report, and in our other filings with the SEC that we make from time to time.

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

We have evaluated subsequent events from September 1, 2020 through October 7, 2020. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended August 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of August 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID- 19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of August 31, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the six months ended August 31, 2020, there was no activity related to the ATM offering.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 6.25% 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

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

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 6.25% 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 6.25% 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. As of August 31, 2020, the total 6.25% 2025 Notes outstanding was $60.0 million. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. As of August 31, 2020, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of August 31, 2020, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and has a par value of $25.00 per share.

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. For the six months ended August 31, 2020, the maximum amount invested by us in CLO 2013-1 Warehouse 2 amounted to $5.0 million. As of August 31, 2020, the fair value of our investment in CLO 2013-1 Warehouse 2 was $4.6 million.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management does not believe this optional guidance has a material impact on the Company’s consolidated financial statements and disclosures.

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company is currently assessing this Final Rule, but believes it most likely will no longer be an accelerated filer.

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2020		February 29, 2020
	($ in millions)
Number of investments(1)	79		74
Number of portfolio companies(2)	40		35
Average investment per portfolio company(2)	$11.8		$12.9
Average investment size(1)	$6.2		$6.3
Weighted average maturity(3)	2.8 yrs		3.1 yrs
Number of industries	9		9
Non-performing or delinquent investments (fair value)	$5.4		$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$30.4	(6.7%)	$29.7	(6.8%)
Fixed rate debt (weighted average current coupon)(3)	8.8%		9.3%
Floating rate debt (% of interest earning portfolio)(3)	$425.8	(93.3%)	$404.4	(93.2%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.9%		8.0%

____________

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

During the three months ended August 31, 2020, we invested $31.7 million in new or existing portfolio companies and had $23.3 million in aggregate amount of exits and repayments resulting in net investments of $8.4 million for the period. During the three months ended August 31, 2019, we invested $92.5 million in new or existing portfolio companies and had $19.0 million in aggregate amount of exits and repayments resulting in net investments of $73.5 million for the period.

During the six months ended August 31, 2020, we invested $70.7 million in new or existing portfolio companies and had $32.6 million in aggregate amount of exits and repayments resulting in net investments of $38.1 million for the period. During the six months ended August 31, 2019, we invested $119.9 million in new or existing portfolio companies and had $45.9 million in aggregate amount of exits and repayments resulting in net investments of $74.0 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2020 and February 29, 2020 at fair value was as follows:

	August 31, 2020		February 29, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	76.7%	9.7%	71.3%	9.6%
Second lien term loans	9.9	11.4	15.1	10.7
Unsecured term loans	1.3	5.9	0.9	9.3
Structured finance securities	6.1	16.4	6.7	11.4
Equity interests	6.0	—	6.0	—
Total	100.0%	9.6%	100.0%	9.3%

At August 31, 2020, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $21.6 million and constituted 4.3% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2020 and February 29, 2020, was composed of $521.6 million and $528.4 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2020, we also own $2.5 million in aggregate principal of the F-R-2 Notes and $7.5 million in aggregate principal of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes. At August 31, 2020, our investment in CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, had a fair value of $4.6 million and constituted 0.9% of our portfolio.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors — Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2020, $478.0 million or 98.3% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and six Saratoga CLO portfolio investments were in default with a fair value of $2.5 million. At February 29, 2020, $494.2 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $1.4 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Saratoga Investment Advisors normally grades all of our investments using a credit and monitoring rating system (“CMR”). The CMR consists of a single component: a color rating. The color rating is based on several criteria, including financial and operating strength, probability of default, and restructuring risk. The color ratings are characterized as follows: (Green) — performing credit; (Yellow) — underperforming credit; (Red) — in principal payment default and/or expected loss of principal.

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2020 and February 29, 2020 was as follows:

Saratoga Investment Corp.

	August 31, 2020		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$420,092	82.7%	$429,784	88.5%
Yellow	32,667	6.4	2,141	0.5
Red	3,488	0.7	2,137	0.4
N/A(1)	51,870	10.2	51,570	10.6
Total	$508,117	100.0%	$485,632	100.0%

____________

(1)      Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 29, 2020 to $1.7 million as of August 31, 2020 was primarily related to the additional interest accruals reserved on My Alarm Center, LLC, Roscoe Medical, Inc. and TMAC Acquisition Co., LLC.

The CMR distribution of Saratoga CLO investments at August 31, 2020 and February 29, 2020 was as follows:

Saratoga CLO

	August 31, 2020		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$406,644	83.7%	$456,767	91.1%
Yellow	71,671	14.7	37,446	7.5
Red	7,708	1.6	6,787	1.4
N/A(1)	0	0.0	0	0.0
Total	$486,023	100.0%	$501,000	100.0%

____________

(1)      Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2020 and February 29, 2020:

Saratoga Investment Corp.

	August 31, 2020		February 29, 2020*
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Education Software	$97,431	19.2%	$96,055	19.8%
IT Services	80,678	15.9	62,541	12.9
Healthcare Software	43,045	8.5	30,764	6.3
Structured Finance Securities(1)	35,738	7.0	34,675	7.1
Education Services	31,789	6.2	36,365	7.5
Healthcare Services	30,233	6.0	28,455	5.9
Sports Management	24,943	4.9	25,740	5.3
Payroll Services	18,757	3.7	19,055	3.9
Marketing Services	16,882	3.3	14,200	2.9
Hospitality/Hotel	16,325	3.2	14,894	3.1
Real Estate Services	14,859	2.9	—	0.0
Property Management	11,179	2.2	11,503	2.4
Cyber Security	10,225	2.0	9,982	2.1
Industrial Products	9,668	1.9	10,779	2.2
Corporate Governance	9,020	1.8	9,090	1.9
Waste Services	8,873	1.7	9,000	1.9
Healthcare Products Manufacturing	8,072	1.6	7,717	1.6
Construction Management Services	7,601	1.5	4,284	0.9
Facilities Maintenance	6,934	1.4	5,375	1.1
Field Service Management	6,800	1.3	2,970	0.6
Non-profit Services	5,475	1.1	5,555	1.1
Office Supplies	3,609	0.7	3,799	0.8
Healthcare Supply	3,488	0.7	2,137	0.4
Restaurant	1,880	0.4	2,140	0.4
Metals	1,572	0.3	3,130	0.6
Consumer Services	1,527	0.3	1,997	0.4
Staffing Services	672	0.1	922	0.2
Financial Services	424	0.1	32,090	6.6
Consumer Products	418	0.1	418	0.1
Total	$508,117	100.0%	$485,632	100.0%

____________

*        Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

(1)      Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO and Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2020 and February 29, 2020:

Saratoga CLO

	August 31, 2020		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$86,035	17.7%	$87,957	17.6%
Services: Business	41,665	8.6	45,735	9.1
Healthcare & Pharmaceuticals	37,315	7.7	39,978	8.0
High Tech Industries	33,774	6.9	32,897	6.6
Telecommunications	31,001	6.3	28,317	5.6
Services: Consumer	25,155	5.2	28,327	5.6
Aerospace & Defense	24,550	5.1	25,093	5.0
Media: Advertising Printing & Publishing	20,665	4.3	19,808	4.0
Beverage Food & Tobacco	18,919	3.8	21,637	4.3
Consumer goods: Non-durable	16,973	3.5	15,700	3.1
Chemicals Plastics & Rubber	16,779	3.5	14,689	2.9
Automotive	16,710	3.4	13,820	2.8
Hotel Gaming & Leisure	16,264	3.3	16,883	3.4
Containers Packaging & Glass	12,729	2.6	15,753	3.1
Media: Broadcasting & Subscription	10,680	2.2	7,959	1.6
Consumer goods: Durable	10,071	2.1	11,674	2.3
Capital Equipment	9,989	2.1	9,551	1.9
Retail	9,490	2.0	14,538	2.9
Utilities: Oil & Gas	7,019	1.4	7,306	1.5
Transportation: Cargo	6,946	1.4	7,054	1.4
Forest Products & Paper	5,329	1.1	5,385	1.1
Construction & Building	5,169	1.1	7,617	1.5
Transportation: Consumer	4,039	0.8	1,914	0.4
Metals & Mining	3,871	0.8	4,112	0.8
Utilities: Electric	3,230	0.7	4,752	1.0
Media: Diversified & Production	3,113	0.6	2,711	0.5
Energy: Oil & Gas	2,213	0.5	3,559	0.7
Energy: Electricity	1,920	0.4	3,357	0.7
Utilities	1,787	0.4	—	0.0
Wholesale	1,651	0.3	1,928	0.4
Environmental Industries	972	0.2	989	0.2
Total	$486,023	100.0%	$501,000	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2020 and February 29, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2020		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$169,254	33.3%	$165,353	34.0%
West	130,292	25.7	99,390	20.5
Midwest	90,577	17.8	75,528	15.5
Southwest	33,976	6.7	61,456	12.7
Northeast	17,658	3.5	18,047	3.7
Northwest	10,225	2.0	9,981	2.1
Other(1)	56,135	11.0	55,877	11.5
Total	$508,117	100.0%	$485,632	100.0%

____________

(1)    Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO, Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd and foreign investments.

Results of operations

Operating results for the three and six months ended August 31, 2020 and August 31, 2019 was as follows:

	For the three months ended		For the six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	($ in thousands)
Total investment income	$13,856	$13,888	$27,153	$26,639
Total operating expenses	8,521	8,932	12,800	18,002
Net investment income	5,335	4,956	14,353	8,637
Net realized gain (loss) from investments	12	1,870	20	1,870
Net change in unrealized appreciation (depreciation) on investments	16,580	1,458	(15,370)	5,447
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(116)	(704)	152	(725)
Net increase (decrease) in net assets resulting from operations	$21,811	$7,580	$(845)	$15,229

Investment income

The composition of our investment income for three and six months ended August 31, 2020 and August 31, 2019 was as follows:

	For the three months ended		For the six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	($ in thousands)
Interest from investments	$12,260	$11,742	$24,411	$23,345
Interest from cash and cash equivalents	2	146	13	197
Management fee income	626	630	1,260	1,259
Structuring and advisory fee income*	940	1,047	1,254	1,364
Other income*	28	323	215	474
Total investment income	$13,856	$13,888	$27,153	$26,639

____________

*        Certain prior period amounts have been reclassified to conform to current period presentation.

For the three months ended August 31, 2020, total investment income decreased $0.03 million, or 0.2% to $13.9 million from $13.9 million for the three months ended August 31, 2019. Interest income from investments increased $0.5 million, or 4.4%, to $12.3 million for the three months ended August 31, 2020 from $11.7 million for the three months ended August 31, 2019. This reflects the impact of the increase of $21.2 million, or 4.4% in total investments at August 31, 2020 from $486.9 million at August 31, 2019, offset by the reduction in LIBOR during this same period. At August 31, 2020, the weighted average current yield on investments was 9.6% compared to 10.1% at August 31, 2019, which offset some of the increase in investments.

For the six months ended August 31, 2020, total investment income increased $0.5 million, or 1.9% to $27.2 million from $26.6 million for the six months ended August 31, 2019. Interest income from investments increased $1.1 million, or 4.4%, to $24.4 million for the six months ended August 31, 2020 from $23.3 million for the six months ended August 31, 2019. This reflects the partial period impact of the increase of $21.2 million, or 4.4% in total investments at August 31, 2020 from $486.9 million at August 31, 2019.

For the three months ended August 31, 2020 and August 31, 2019, total PIK income was $0.4 million and $1.2 million, respectively. For the six months ended August 31, 2020 and August 31, 2019, total PIK income was $1.1 million and $2.4 million, respectively. This decrease was primarily due to the sale of our investment in Easy Ice, LLC during the fourth quarter of the fiscal year ended February 29, 2020, which primarily generated PIK income.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2020 and August 31, 2019, total management fee income was $0.6 million and $0.6 million, respectively. For the six months ended August 31, 2020 and August 31, 2019, total management fee income was $1.3 million and $1.3 million, respectively.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2020 and August 31, 2019 was as follows:

	For the three months ended		For the six months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	($ in thousands)
Interest and debt financing expenses	$3,327	$3,867	$5,893	$7,731
Base management fees	2,209	1,997	4,370	3,809
Incentive management fees expense (benefit)	1,530	2,086	(329)	4,199
Professional fees	368	385	754	780
Administrator expenses	602	519	1,158	1,019
Insurance	68	64	135	129
Directors fees and expenses	75	98	135	158
General & administrative and other expenses	334	382	685	641
Income tax expense (benefit)	8	(466)	(1)	(464)
Total operating expenses	$8,521	$8,932	$12,800	$18,002

For the three months ended August 31, 2020, total operating expenses decreased $0.4 million, or 4.6% compared to the three months ended August 31, 2019. For the six months ended August 31, 2020, total operating expenses decreased $5.2 million, or 28.9% compared to the three months ended August 31, 2019.

For the three months ended August 31, 2020, interest and debt financing expenses decreased $0.5 million, or 13.9% compared to the three months ended August 31, 2019. The decrease is primarily attributable to a decrease in average outstanding debt from $288.7 million for the three months ended August 31, 2019 to $265.3 million for the three months ended August 31, 2020, primarily reflecting the redemption of our 2023 Notes during the fiscal quarter ended February 29, 2020.

For the six months ended August 31, 2020, interest and debt financing expenses decreased $1.8 million, or 23.8% compared to the six months ended August 31, 2019. The decrease is primarily attributable to a decrease in average outstanding debt from $284.6 million for the six months ended August 31, 2019 to $241.3 million for the six months ended August 31, 2020, primarily reflecting the redemption of our 2023 Notes during the fiscal quarter ended February 29, 2020.

For the three months ended August 31, 2020, the weighted average interest rate on our outstanding indebtedness was 4.32% compared to 4.73% for the three months ended August 31, 2019. The decrease in weighted average interest rate was primarily driven by the redemption of the 2023 Notes during the fiscal quarter ended February 29, 2020 which carried a fixed rate of 6.75%.

For the six months ended August 31, 2020, the weighted average interest rate on our outstanding indebtedness was 4.18% compared to 4.80% for the six months ended August 31, 2019. The decrease in weighted average interest rate was primarily driven by the redemption of the 2023 Notes during the fiscal quarter ended February 29, 2020 which carried a fixed rate of 6.75%.

As of August 31, 2020 and February 29, 2020, the SBA debentures represented 61.1% and 71.4% of overall debt, respectively.

For the three months ended August 31, 2020, base management fees increased $0.2 million, or 10.6% compared to the three months ended August 31, 2019. The increase in base management fees results from the 10.3% increase in the average value of our total assets, less cash and cash equivalents, from $454.2 million for the three months ended August 31, 2019 to $500.8 million for the three months ended August 31, 2020. For the six months ended August 31, 2020, base management fees increased $0.5 million, or 14.7% compared to the six months ended August 31, 2019. The increase in base management fees results from the 14.4% increase in the average value of our total assets, less cash and cash equivalents, from $433.1 million for the six months ended August 31, 2019 to $495.3 million for the six months ended August 31, 2020.

For the three months ended August 31, 2020, incentive management fees decreased $0.5 million, or 26.7%, compared to the three months ended August 31, 2019. The first part of the incentive management fees remained relatively unchanged at $1.4 million for the three months ended August 31, 2020 and 2019. The incentive management fees related to capital gains decreased from a $0.7 million expense for the three months ended August 31, 2019 to a $0.1 million expense for the three months ended August 31, 2020, reflecting a reversal of incentive fee accrual due to an increase in unrealized depreciation on investments as of August 31, 2020.

For the six months ended August 31, 2020, incentive management fees decreased $4.5 million, or 108.0%, compared to the six months ended August 31, 2019. The first part of the incentive management fees increased from $2.6 million for the six months ended August 31, 2019 to $2.8 million for the six months ended August 31, 2020, as higher average total assets led to increased net investment income above the hurdle rate pursuant to the Management Agreement. The incentive management fees related to capital gains decreased from a $1.6 million expense for the six months ended August 31, 2019 to a $(3.1) million benefit for the six months ended August 31, 2020, reflecting a reversal of incentive fee accrual due to an increase in unrealized depreciation on investments as of August 31, 2020.

For the three and six months ended August 31, 2020, professional fees decreased $0.02 million, or 4.5%, and decreased $0.03 million, or 3.3%, respectively, compared to the three and six months ended August 31, 2019.

For the three and six months ended August 31, 2020, administrator expenses increased $0.08 million, or 16.1%, and increased $0.1 million, or 13.7%, respectively, compared to the three and six months ended August 31, 2019. These increases during the period are primarily attributable to an increase to the cap on the payment or reimbursements of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019, and from $2.225 million to $2.775 million, effective August 1, 2020.

As discussed above, the decrease in interest and debt financing expenses for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 is primarily attributable to a decrease in the average dollar amount of outstanding debt. During the three months ended August 31, 2020 and August 31, 2019, the average borrowings outstanding under the Credit Facility was $0.0 million and $0.3 million, respectively. For the three months ended August 31, 2020 and August 31, 2019, the average borrowings outstanding of SBA debentures was $170.0 million and $150.0 million, respectively. For the three months ended August 31, 2020 and August 31, 2019, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.02% and 3.25%, respectively. During the three months ended August 31, 2020 and August 31, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $60.0 million, respectively. During the three months ended August 31, 2020 and August 31, 2019, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $0.0 million, respectively. During the three months ended August 31, 2020 and August 31, 2019, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $0.0 million, respectively. During the three months ended August 31, 2020 and August 31, 2019, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $0.0 million and $74.5 million, respectively.

As discussed above, the decrease in interest and debt financing expenses for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 is primarily attributable to a decrease in the average dollar amount of outstanding debt. During the six months ended August 31, 2020 and August 31, 2019, the average borrowings outstanding under the Credit Facility was $0.0 million and $0.2 million, respectively. For the six months ended August 31, 2020 and August 31, 2019, the average borrowings outstanding of SBA debentures was $163.7 million and $150.0 million, respectively. For the six months ended August 31, 2020 and August 31, 2019, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.09% and 3.25%, respectively. During the six months ended August 31, 2020 and August 31, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $60.0 million, respectively. During the six months ended August 31, 2020 and August 31, 2019, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $0.0 million, respectively. During the six months ended August 31, 2020 and August 31, 2019, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $0.0 million, respectively. During the six months ended August 31, 2020 and August 31, 2019, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $0.0 million and $74.5 million, respectively.

For the three months ended August 31, 2020 and August 31, 2019, there were income tax expense (benefits) of $0.01 million and $0.5 million, respectively. For the six months ended August 31, 2020 and August 31, 2019, there were income tax expense (benefits) of $(0.01) million and $0.5 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2020, the Company had $23.3 million of sales, repayments, exits or restructurings resulting in $0.01 million of net realized gains. For the six months ended August 31, 2020, the Company had $70.7 million of sales, repayments, exits or restructurings resulting in $0.02 million of net realized gains.

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended August 31, 2020, our investments had a net change in unrealized appreciation of $16.6 million versus a net change in unrealized appreciation of $1.5 million for the three months ended August 31, 2019. For the six months ended August 31, 2020, our investments had a net change in unrealized depreciation of $15.4 million versus a net change in unrealized appreciation of $5.4 million for the six months ended August 31, 2019. The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2020 were the following (dollars in thousands):

Six Months ended August 31, 2020

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
C2 Educational Systems	First Lien Term Loan	$15,989	$13,030	$(2,959)	$(2,977)
Knowland Group, LLC	Second Lien Term Loans	15,768	13,355	(2,412)	(2,306)
ArbiterSports, LLC	First Lien Term Loan	26,782	24,943	(1,840)	(1,815)
Elyria Foundry Company, L.L.C.	Second Lien Term Loan & Equity Interests	10,969	1,572	(9,397)	(1,652)
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	7,849	9,668	1,819	(1,110)
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	37,708	36,856	(852)	(1,054)
Texas Teachers of Tomorrow, LLC	First Lien Term Loan & Equity Interests	19,394	18,759	(635)	(767)
Kev Software Inc.	First Lien Term Loan	20,999	20,398	(601)	(717)
My Alarm Center, LLC	Equity Interests	4,867	1,527	(3,340)	(470)

The net changes in unrealized depreciation for the six months ended August 31, 2020 noted above primarily relate to the impact of COVID-19, resulting in changes to market spreads, EBITDA multiples and/or revised portfolio company performance, following the events since March 2020.

The most significant cumulative net change in unrealized appreciation for the six months ended August 31, 2019 were the following (dollars in thousands):

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

Changes in net assets resulting from operations

For the three months ended August 31, 2020, we recorded a net increase in net assets resulting from operations of $21.8 million. Based on 11,207,142 weighted average common shares outstanding as of August 31, 2020, our per share net increase in net assets resulting from operations was $1.95 for the three months ended August 31, 2020. For the three months ended August 31, 2019, we recorded a net increase in net assets resulting from operations of $7.6 million, or $0.91 per share based on 8,333,570 weighted average common shares outstanding as of August 31, 2019.

For the six months ended August 31, 2020, we recorded a net decrease in net assets resulting from operations of $0.8 million. Based on 11,212,315 weighted average common shares outstanding as of August 31, 2020, our per share net decrease in net assets resulting from operations was $0.08 for the six months ended August 31, 2020. For the six months ended August 31, 2019, we recorded a net increase in net assets resulting from operations of $15.2 million, or $1.89 per share based on 8,041,365 weighted average common shares outstanding as of August 31, 2019.

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

In addition, we intend to distribute to our stockholders substantially all of our operating taxable income in order to satisfy the distribution requirement applicable to RICs under the Code. In satisfying this distribution requirement, in accordance with certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. We may rely on the revenue procedure in future periods to satisfy our RIC distribution requirement.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 375.8% as of August 31, 2020 and 607.1% as of February 29, 2020. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Madison revolving credit facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding LLC (the “Credit Facility”) on June 30, 2010, which was most recently amended on September 14, 2020. (See Recent Developments).

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

As of August 31, 2020, we had no outstanding borrowings under the Credit Facility and $170.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2020, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at August 31, 2020 and February 29, 2020 was $28.8 million and $35.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 375.8% as of August 31, 2020 and 607.1% as of February 29, 2020.

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

As of August 31, 2020, our SBIC LP subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $65.0 million in regulatory capital and $20.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

In May 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 6.25% 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 6.25% 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 6.25% 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

At August 31, 2020, the total 6.25% 2025 Notes outstanding was $60.0 million.

In connection with the issuance of the 6.25% 2025 Notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

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

•        if, at any time, we are not subject to the reporting requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, to file any periodic reports with the SEC, we agree to furnish to holders of the 6.25% 2025 Notes and the Trustee, for the period of time during which the 6.25% 2025 Notes are outstanding, our audited annual consolidated financial statements, within 90 days of our fiscal year end, and unaudited interim consolidated financial statements, within 45 days of our fiscal quarter end (other than our fourth fiscal quarter). All such financial statements will be prepared, in all material respects, in accordance with applicable United States generally accepted accounting principles.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. As of August 31, 2020, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share. At August 31, 2020, the total 7.25% 2025 Notes outstanding was $43.1 million.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

At August 31, 2020, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At August 31, 2020 and February 29, 2020, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2020		February 29, 2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$39,052	6.8%	$24,599	4.7%
Cash and cash equivalents, reserve accounts	26,343	4.7	14,851	2.8
First lien term loans	389,912	67.9	346,233	66.0
Second lien term loans	50,295	8.8	73,570	14.0
Unsecured term loans	6,522	1.1	4,346	0.8
Structured finance securities	31,096	5.4	32,470	6.2
Equity interests	30,292	5.3	29,013	5.5
Total	$573,512	100.0%	$525,082	100.0%

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of August 31, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the six months ended August 31, 2020, there was no activity related to the ATM offering.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements. On October 7, 2015, the Company’s board of directors extended the open market share repurchase plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, the Company’s board of directors extended the open market share repurchase plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, the Board of Directors increased the share repurchase plan to 1.3 million shares of common stock. As of August 31, 2020, the Company purchased 308,812 shares of common stock, at the average price of $16.96 for approximately $5.3 million pursuant to this repurchase plan. During the six months ended August 31, 2020, the Company purchased 90,321 shares of common stock, at the average price of $17.17 for approximately $5.2 million pursuant to this repurchase plan.

On July 7, 2020, the Company declared a dividend of $0.40 per share payable on August 12, 2020, to common stockholders of record on July 27, 2020. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2020:

	Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$—	$—	$—	$—	$—
SBA debentures	170,000	—	40,000	39,000	91,000
6.25% 2025 Notes	60,000	—	—	60,000	—
7.25% 2025 Notes	43,125	—	—	43,125	—
7.75% 2025 Notes	5,000	—	—	5,000	—
Total Long-Term Debt Obligations	$278,125	$—	$40,000	$147,125	$91,000

Off-balance sheet arrangements

As of August 31, 2020 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $45.0 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2020 and February 29, 2020 is shown in the table below (dollars in thousands):

	August 31, 2020	February 29, 2020
At Company’s discretion
CLEO Communications Holding, LLC	$630	$—
inMotionNow, Inc.	—	3,000
Omatic Software, LLC	—	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	—	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	15,000	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000
	33,805	46,500
At portfolio company’s discretion – satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	—	1,000
Axiom Purchaser, Inc.	—	1,000
CoConstruct, LLC	—	3,500
Davisware, LLC	1,022	2,000
GoReact	2,000	2,000
HemaTerra Holding Company, LLC	2,000	4,000
Passageways, Inc.	3,000	3,000
Service Fusion	2,000	—
Village Realty Holdings LLC	1,124	1,124
	11,146	17,624
Total	$44,951	$64,124

Recent Developments

On October 6, 2020, the Company declared a dividend of $0.41 per share payable on November 10, 2020, to common stockholders of record on October 26, 2020. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

Subsequent to August 31, 2020, the global outbreak of the coronavirus, or COVID-19, pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had some adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, is uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

On September 14, 2020, we entered into a fifth amendment to the Credit Facility with Madison Capital Funding LLC to, among other things:

•        extend the commitment termination date of the Credit Facility from September 17, 2020 to September 17, 2021, with no change to the maturity date of September 17, 2025.

•        provide for the transition away from the LIBOR Rate in the market, and

•        expand the definition of Eligible Loan Asset to allow investments with certain recurring revenue features to qualify as Collateral and be included in the borrowing base.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At August 31, 2020, we had $278.0 million of borrowings outstanding. There were no borrowings outstanding on the revolving credit facility as of August 31, 2020.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2020 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.5 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.04 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2020.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(36)	$—	$(36)	$(0.00)
-50	(36)	—	(36)	(0.00)
-25	(36)	—	(36)	(0.00)
25	38	—	38	0.00
50	75	—	75	0.01
100	468	—	468	0.04
200	2,871	—	2,871	0.26
300	7,013	—	7,013	0.63
400	11,420	—	11,420	1.02

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

(b)    There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended August 31, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

4.12	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).
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

Exhibit Number	Description
10.18

Amendment No. 4 to Credit, Security and Management Agreement, dated April 24, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 29, 2020).

10.19

Amendment No. 5 to Credit, Security and Management Agreement, dated September 14, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 17, 2020).

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

____________

*        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.
Date: October 7, 2020	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer
	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer