Form 10-Q
period 2020-11-30
SARATOGA INVESTMENT CORP.
filed 2021-01-06
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2020

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

The number of outstanding common shares of the registrant as of January 6, 2021 was 11,170,028.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	November 30, 2020	February 29, 2020
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $463,588,455 and $418,006,725, respectively)	$456,552,179	$420,442,928
Affiliate investments (amortized cost of $28,338,471 and $23,998,917, respectively)	21,403,802	18,485,854
Control investments (amortized cost of $65,055,003 and $44,293,619, respectively)	68,987,521	46,703,192
Total investments at fair value (amortized cost of $556,981,929 and $486,299,261, respectively)	546,943,502	485,631,974
Cash and cash equivalents	21,060,224	24,598,905
Cash and cash equivalents, reserve accounts	12,836,663	14,851,447
Interest receivable (net of reserve of $1,982,033 and $1,238,049, respectively)	4,192,177	4,810,456
Management fee receivable	284,256	272,207
Other assets	740,361	701,007
Total assets	$586,057,183	$530,865,996

LIABILITIES
Revolving credit facility	$-	$-
Deferred debt financing costs, revolving credit facility	(674,638)	(512,628)
SBA debentures payable	176,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,725,309)	(2,561,495)
6.25% Notes Payable 2025	60,000,000	60,000,000
Deferred debt financing costs, 6.25% notes payable 2025	(1,766,709)	(2,046,735)
7.25% Notes Payable 2025	43,125,000	-
Deferred debt financing costs, 7.25% notes payable 2025	(1,480,977)	-
7.75% Notes Payable 2025	5,000,000	-
Deferred debt financing costs, 7.75% notes payable 2025	(252,746)	-
Base management and incentive fees payable	4,775,801	15,800,097
Deferred tax liability	1,434,505	1,347,363
Accounts payable and accrued expenses	1,514,585	1,713,157
Interest and debt fees payable	931,938	2,234,042
Directors fees payable	44,500	61,500
Due to manager	278,343	543,842
Total liabilities	286,204,293	226,579,143

Commitments and contingencies (See Note 8)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,170,028 and 11,217,545 common shares issued and outstanding, respectively	11,170	11,218
Capital in excess of par value	288,590,554	289,476,991
Total distributable earnings	11,251,166	14,798,644
Total net assets	299,852,890	304,286,853
Total liabilities and net assets	$586,057,183	$530,865,996
NET ASSET VALUE PER SHARE	$26.84	$27.13

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$10,422,586	$9,749,294	$30,585,868	$26,862,643
Affiliate investments	418,418	356,958	1,204,840	873,816
Control investments	1,654,359	1,300,923	4,037,915	4,627,395
Payment-in-kind interest income:
Non-control/Non-affiliate investments	214,422	198,984	1,125,306	530,728
Affiliate investments	49,333	42,397	143,574	123,812
Control investments	44,896	1,250,824	117,449	3,226,060
Total interest from investments	12,804,014	12,899,380	37,214,952	36,244,454
Interest from cash and cash equivalents	770	119,539	14,176	316,691
Management fee income	623,817	629,671	1,883,825	1,888,932
Structuring and advisory fee income*	545,354	511,500	1,798,660	1,875,225
Other income*	308,802	35,665	523,862	509,850
Total investment income	14,282,757	14,195,755	41,435,475	40,835,152

OPERATING EXPENSES
Interest and debt financing expenses	3,559,870	3,896,968	9,452,193	11,628,266
Base management fees	2,324,564	2,146,214	6,694,144	5,955,623
Incentive management fees expense (benefit)	2,295,000	3,102,139	1,966,367	7,300,794
Professional fees	502,979	401,010	1,257,420	1,181,010
Administrator expenses	693,750	556,250	1,852,083	1,575,000
Insurance	67,010	63,936	202,463	193,174
Directors fees and expenses	60,000	60,000	195,000	217,500
General & administrative	278,734	395,024	963,372	1,036,498
Income tax expense (benefit)	29,748	(1,001,089)	28,304	(1,464,878)
Total operating expenses	9,811,655	9,620,452	22,611,346	27,622,987
NET INVESTMENT INCOME	4,471,102	4,575,303	18,824,129	13,212,165

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	1,798	10,739,678	22,207	12,609,767
Net realized gain (loss) from investments	1,798	10,739,678	22,207	12,609,767
Income tax (provision) benefit from realized gain on investments	(3,895,354)	-	(3,895,354)	-
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	4,348,888	(4,322,305)	(9,472,477)	(1,563,573)
Affiliate investments	385,414	(41,295)	(1,421,606)	859,953
Control investments	1,264,528	3,827,449	1,522,945	5,614,471
Net change in unrealized appreciation (depreciation) on investments	5,998,830	(536,151)	(9,371,138)	4,910,851
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(210,057)	(1,061,608)	(58,838)	(1,786,801)
Net realized and unrealized gain (loss) on investments	1,895,217	9,141,919	(13,303,123)	15,733,817
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,366,319	$13,717,222	$5,521,006	$28,945,982

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.57	$1.37	$0.49	$3.33
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,169,817	10,036,086	11,198,287	8,702,190

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2020	November 30, 2019
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$18,824,129	$13,212,165
Net realized gain from investments	22,207	12,609,767
Income tax (provision) benefit from realized gain on investments	(3,895,354)	-
Net change in unrealized appreciation (depreciation) on investments	(9,371,138)	4,910,851
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(58,838)	(1,786,801)
Net increase (decrease) in net assets resulting from operations	5,521,006	28,945,982

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(9,068,484)	(13,835,741)
Net decrease in net assets from shareholder distributions	(9,068,484)	(13,835,741)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	-	85,228,325
Stock dividend distribution	1,580,919	2,188,811
Repurchases of common stock	(2,464,661)	-
Repurchase fees	(2,743)	-
Offering costs	-	(1,222,214)
Net increase in net assets from capital share transactions	(886,485)	86,194,922
Total increase (decrease) in net assets	(4,433,963)	101,305,163
Net assets at beginning of period	304,286,853	180,875,187
Net assets at end of period	$299,852,890	$282,180,350

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2020	November 30, 2019
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,521,006	$28,945,982
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	1,402,751	(3,082,715)
Net accretion of discount on investments	(964,524)	(888,292)
Amortization of deferred debt financing costs	992,592	1,037,764
Income tax expense (benefit)	28,304	-
Net realized (gain) loss from investments	(22,207)	(12,609,767)
Net change in unrealized (appreciation) depreciation on investments	9,371,138	(4,910,851)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	58,838	1,786,801
Proceeds from sales and repayments of investments	50,928,681	97,152,448
Purchases of investments	(122,027,366)	(160,672,062)
(Increase) decrease in operating assets:
Interest receivable	618,279	(1,009,242)
Due from affiliate	-	1,673,747
Management and incentive fee receivable	(12,049)	255,374
Other assets	(59,043)	826
Deferred tax asset	-	(1,464,878)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(11,024,296)	3,791,110
Accounts payable and accrued expenses	(198,572)	(162,098)
Interest and debt fees payable	(1,302,104)	(1,314,274)
Directors fees payable	(17,000)	(60,500)
Due to manager	(265,499)	61,580
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(66,971,071)	(51,469,047)

Financing activities
Borrowings on debt	26,000,000	20,200,000
Paydowns on debt	-	(20,200,000)
Issuance of notes	48,125,000	-
Payments of deferred debt financing costs	(2,752,425)	(745,133)
Proceeds from issuance of common stock	-	84,064,237
Payments of cash dividends	(7,487,565)	(11,646,930)
Repurchases of common stock	(2,464,661)	-
Repurchases fees	(2,743)	-
Payments of offering costs	-	(1,184,892)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,417,606	70,487,282
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(5,553,465)	19,018,235
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	39,450,352	62,094,394
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$33,896,887	$81,112,629

Supplemental information:
Interest paid during the period	$9,761,705	$11,904,776
Cash paid for taxes	4,103,200	18,153
Supplemental non-cash information:
Payment-in-kind interest income	(1,402,751)	3,082,715
Net accretion of discount on investments	964,524	888,292
Amortization of deferred debt financing costs	992,592	1,037,764
Stock dividend distribution	1,580,919	2,188,811

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2020

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 152.3% (b)
CoConstruct, LLC	Construction Management Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$14,200,000	14,077,075	14,134,680	4.7%
CoConstruct, LLC (j)	Construction Management Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$-	-	-	0.0%
		Total Construction Management Services			14,077,075	14,134,680	4.7%
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	392,270	0.1%
		Total Consumer Products			1,589,630	392,270	0.1%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	305,911	0.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	305,911	0.1%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,968,225	5,060,000	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,992,775	2,024,000	0.6%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,438,010	0.8%
		Total Corporate Governance			7,961,000	9,522,010	3.1%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,489,677	6,489,450	2.2%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$-	-	-	0.0%
		Total Dental Practice Management			6,489,677	6,489,450	2.2%
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,887,080	13,953,800	4.7%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,933,884	6,976,900	2.3%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,000,000	0.7%
		Total Dental Practice Management Software			22,820,964	22,930,700	7.7%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2021	5/31/2017	$16,000,000	15,993,296	12,987,200	4.3%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	789,168	0.3%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$18,709,024	18,564,444	18,581,803	6.2%
		Total Education Services			35,307,740	32,358,171	10.8%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$38,000,000	37,731,402	37,730,200	12.6%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	3,010,778	1.0%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,291,250	17,287,446	17,180,585	5.7%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	697,848	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	181,935	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,937,712	5,076,000	1.7%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$21,070,667	20,954,138	20,735,644	6.9%
		Total Education Software			83,783,349	84,612,990	28.2%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,975,581	2,980,500	1.0%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	969,611	971,434	0.3%
		Total Field Service Management			3,945,192	3,951,934	1.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	424,507	0.1%
		Total Financial Services			250,000	424,507	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	500,000	852,968	0.3%
Ohio Medical, LLC	Healthcare Products Manufacturing	Senior Subordinated Note 12.00% Cash, 6/30/2022	1/15/2016	$7,300,000	7,285,925	7,300,000	2.4%
		Total Healthcare Products Manufacturing			7,785,925	8,152,968	2.7%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,443,763	0.5%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,948,656	10,018,000	3.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$4,000,000	3,974,808	4,007,200	1.3%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/31/2022	1/31/2017	$15,000,000	14,955,975	15,000,000	5.0%
		Total Healthcare Services			29,279,439	30,468,963	10.1%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,471,900	0.8%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,952,752	6,072,600	2.0%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,907,646	12,145,200	4.1%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$8,000,000	7,921,058	7,920,000	2.6%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	300,000	300,000	300,000	0.1%
		Total Healthcare Software			28,081,456	28,909,700	9.6%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	138,107	0.0%
Roscoe Medical, Inc. (k)	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	4,200,000	1.4%
		Total Healthcare Supply			4,708,077	4,338,107	1.4%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,767,918	15,767,918	12,117,645	3.9%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,972,698	2,970,000	1.0%
		Total Hospitality/Hotel			18,740,616	15,087,645	4.9%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$7,000,000	6,930,701	6,930,000	2.3%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$-	-	-	0.0%
		Total HVAC Services and Sales			6,930,701	6,930,000	2.3%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$7,590,846	7,590,236	7,544,542	2.5%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	1,957,083	0.7%
		Total Industrial Products			7,590,236	9,501,625	3.2%
CLEO Communications Holding, LLC (d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$14,003,828	13,991,467	14,136,865	4.7%
CLEO Communications Holding, LLC (d), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,349,838	20,270,501	20,543,161	6.9%
Erwin, Inc. (d)	IT Services	Second Lien Term Loan (3M USD LIBOR+10.75%), 12.75% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,172,271	16,143,067	16,172,270	5.4%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$18,000,000	17,889,800	17,847,000	6.0%
		Total IT Services			68,294,835	68,699,296	23.0%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,108,936	12,200,000	4.1%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,957,043	5,000,000	1.7%
		Total Marketing Services			17,065,979	17,200,000	5.8%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,467,123	5,525,300	1.8%
		Total Non-profit Services			5,467,123	5,525,300	1.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2020	12/28/2012	$3,300,000	3,300,000	3,278,880	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	247,814	0.1%
		Total Office Supplies			3,700,000	3,526,694	1.2%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2021	9/21/2016	$18,000,000	17,973,081	17,620,200	5.9%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2021	10/1/2018	$1,500,000	1,495,547	1,468,350	0.5%
		Total Payroll Services			19,468,628	19,088,550	6.4%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,186,815	7,264,500	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$4,876,322	4,835,575	4,886,075	1.7%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	122,578	365,914	822,228	0.3%
		Total Property Management			12,388,304	12,972,803	4.4%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,867,762	13,860,000	4.6%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	999	999,000	999,000	0.4%
		Total Real Estate Services			14,866,762	14,859,000	5.0%
TMAC Acquisition Co., LLC (k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	1,984,653	0.7%
		Total Restaurant			2,261,017	1,984,653	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,793,049	23,613,200	7.9%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	908,200	0.3%
		Total Sports Management			26,793,049	24,521,400	8.3%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	693,452	0.2%
		Total Staffing Services			100,000	693,452	0.2%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,974,579	8,969,400	3.0%
		Total Waste Services			8,974,579	8,969,400	3.0%
Sub Total Non-control/Non-affiliate investments					463,588,455	456,552,179	152.3%
Affiliate investments - 7.1% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 11/16/2021	11/17/2016	$7,000,000	6,982,889	6,983,200	2.4%
GreyHeller LLC (d), (f)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 11/16/2021	10/19/2020	$2,250,000	2,229,956	2,244,600	0.7%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	3,640,200	1.2%
		Total Cyber Security			10,062,845	12,868,000	4.3%
Top Gun Pressure Washing, LLC (f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,959,412	4,644,000	1.5%
Top Gun Pressure Washing, LLC (f), (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,809,473	1,695,060	0.6%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,149	199,100	0.1%
		Total Facilities Maintenance			7,257,034	6,538,160	2.2%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,333,565	1,333,564	1,267,154	0.4%
Elyria Foundry Company, L.L.C. (d), (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	730,488	0.2%
		Total Metals			11,018,592	1,997,642	0.6%
Sub Total Affiliate investments					28,338,471	21,403,802	7.1%
Control investments - 23.0% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 7/3/2023	7/3/2018	$5,271,157	5,238,302	5,272,738	1.8%
Netreo Holdings, LLC (g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 7/3/2023	5/26/2020	$1,217,338	1,206,896	1,217,703	0.4%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,365,883	2.2%
		Total IT Services			9,595,198	12,856,324	4.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 22.02%, 1/20/2030	1/22/2008	$69,500,000	20,459,805	21,536,355	7.2%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 8.98%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,435,250	0.7%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.23%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,327,500	2.4%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (a), (g)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+4.46%), 4.69%, 8/20/2021	2/18/2020	$25,000,000	25,000,000	24,832,092	8.3%
		Total Structured Finance Securities			55,459,805	56,131,197	18.6%
Sub Total Control investments					65,055,003	68,987,521	23.0%
TOTAL INVESTMENTS - 182.4% (b)					$556,981,929	$546,943,502	182.4%

See accompanying notes to consolidated financial statements.

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 11.3% (b)
U.S. Bank Money Market (l)	33,896,887	$33,896,887	$33,896,887	11.3%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	33,896,887	$33,896,887	$33,896,887	11.3%

(a)	Represents an ineligible investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of November 30, 2020 non-qualifying assets represent 14.1% of the Company's portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $299,852,890 as of November 30, 2020.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 22.02% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the nine months ended November 30, 2020 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$-	$-	$143,574	$-	$-	$(1,275,722)
GreyHeller LLC	2,227,500	-	701,592	-	-	644,761
Top Gun Pressure Washing, LLC	1,806,750	-	503,248	-	-	(501,596)
TG Pressure Washing Holdings, LLC	138,148	-	-	-	-	(289,049)
Total	$4,219,898	$-	$1,348,414	$-	$-	$(1,421,606)

(g)	As defined in the Investment Company Act, we "Control" this portfolio company because we own more than 25% of the portfolio company's outstanding voting securities. Transactions during the nine months ended November 30, 2020 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$-	$541,309	$-	$-	$(494,344)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	2,426,007	1,883,825	-	2,039,738
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	-	182,964	-	-	(42,750)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	-	620,508	-	-	(107,250)
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (j)	22,500,000	-	384,576	-	-	127,551
Total	$23,688,000	$-	$4,155,364	$1,883,825	$-	$1,522,945

(h)	Non-income producing at November 30, 2020.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of November 30, 2020. (see Note 8 to the consolidated financial statements).
(k)	As of November 30, 2020, the investment was on non-accrual status. The fair value of these investments was approximately $6.2 million, which represented 1.1% of the Company's portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company's consolidated statements of assets and liabilities as of November 30, 2020.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of November 30, 2020 was 0.15%.

3M USD LIBOR - The 3 month USD LIBOR rate as of November 30, 2020 was 0.23%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 138.2% (b)
CoConstruct, LLC	Construction Management Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	4,161,917	4,284,000	1.4%
CoConstruct, LLC (j)	Construction Management Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$-	-	-	0.0%
		Total Construction Management Services			4,161,917	4,284,000	1.4%
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	417,619	0.1%
		Total Consumer Products			1,589,630	417,619	0.1%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	1,997,158	0.6%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	1,997,158	0.60%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,961,214	5,034,500	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,991,001	2,013,800	0.7%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,042,180	0.8%
		Total Corporate Governance			7,952,215	9,090,480	0.03
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2020	5/31/2017	$16,000,000	15,981,853	16,000,000	5.3%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750,000	750,000	703,910	0.2%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$19,661,200	19,483,213	19,661,200	6.5%
		Total Education Services			36,215,066	36,365,110	12.0%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.25%), 9.25% Cash, 10/23/2024	5/16/2018	$36,000,000	35,686,318	35,888,400	11.8%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,805,839	0.9%
Identity Automation Systems (h)	Education Software	Common Stock Class A Units	8/25/2014	232,616	232,616	860,269	0.4%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$15,422,500	15,389,090	15,524,289	5.1%
EMS LINQ, Inc.	Education Software	First Lien Term Loan (1M USD LIBOR+8.50%), 10.02% Cash, 8/9/2024	8/9/2019	$14,925,000	14,780,293	14,823,510	4.8%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,930,819	4,950,000	1.6%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 10.15% Cash, 9/13/2023	9/13/2018	$21,231,923	21,086,573	21,202,198	7.0%
		Total Education Software			94,574,173	96,054,505	31.6%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,971,896	2,970,000	1.0%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$-	-	-	0.0%
		Total Field Service Management			2,971,896	2,970,000	1.0%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GDS Holdings US, Inc. (d)	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$7,500,000	7,444,170	7,650,000	2.5%
GDS Holdings US, Inc. (d)	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$1,000,000	990,526	1,020,000	0.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	421,291	0.1%
FMG Suite Holdings, LLC (d)	Financial Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.52% Cash, 11/16/2023	5/16/2018	$23,000,000	22,863,835	23,000,000	7.6%
		Total Financial Services			31,548,531	32,091,291	10.5%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	500,000	416,550	0.1%
Ohio Medical, LLC	Healthcare Products Manufacturing	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,274,482	7,300,000	2.4%
		Total Healthcare Products Manufacturing			7,774,482	7,716,550	2.5%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	428,706	0.1%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,936,612	9,944,000	3.3%
Axiom Purchaser, Inc. (d), (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$3,000,000	2,977,619	2,983,200	1.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.96% Cash, 1/31/2022	1/31/2017	$15,000,000	14,929,216	15,099,000	5.0%
		Total Healthcare Services			28,243,447	28,454,906	9.4%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,944,473	6,120,000	2.0%
HemaTerra Holding Company, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$10,000,000	9,912,295	10,200,000	3.4%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,259,190	0.7%
PDDS Buyer, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,888,585	12,184,800	4.0%
PDDS Buyer, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$-	-	-	0.0%
		Total Healthcare Software			29,745,353	30,763,990	10.1%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
Roscoe Medical, Inc. (k)	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	2,136,960	0.7%
		Total Healthcare Supply			4,708,077	2,136,960	0.7%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,893,500	4.9%
		Total Hospitality/Hotel			15,000,000	14,893,500	4.9%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$7,849,846	7,849,846	7,928,345	2.6%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,850,231	0.9%
		Total Industrial Products			7,849,846	10,778,576	3.5%
CLEO Communications Holding, LLC	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,791,686	13,773,206	14,048,211	4.6%
CLEO Communications Holding, LLC	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,041,560	19,919,746	20,414,333	6.7%
Erwin, Inc. (d)	IT Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.96% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,049,804	15,990,286	16,049,804	5.3%
		Total IT Services			49,683,238	50,512,348	16.6%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,094,364	12,200,000	4.1%
inMotionNow, Inc. (j)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$2,000,000	1,981,329	2,000,000	0.0%
		Total Marketing Services			14,075,693	14,200,000	4.1%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,459,192	5,554,999	1.9%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC (j)	Non-profit Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$-	-	-	0.0%
		Total Non-profit Services			5,459,192	5,554,999	1.9%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 4/22/2020	12/28/2012	$3,300,000	3,299,987	3,300,000	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	499,464	0.2%
		Total Office Supplies			3,699,987	3,799,464	1.3%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,951,463	$17,589,600	5.8%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	10/1/2018	$1,500,000	1,491,938	1,465,800	0.5%
		Total Payroll Services			19,443,401	19,055,400	6.3%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,180,560	7,264,500	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$3,876,322	3,838,783	3,884,075	1.4%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	338,229	354,280	0.1%
		Total Property Management			11,357,572	11,502,855	3.9%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,880	0.7%
		Total Restaurant			2,261,017	2,140,880	0.7%
ArbiterSports, LLC	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,765,288	25,740,000	8.6%
Arbiter Sports, LLC (j)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$-	-	-	0.0%
		Total Sports Management			25,765,288	25,740,000	8.6%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	922,337	0.3%
		Total Staffing Services			100,000	922,337	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,959,602	9,000,000	3.0%
		Total Waste Services			8,959,602	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					418,006,725	420,442,928	138.2%
Affiliate investments - 6.0% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.46% Cash, 11/16/2021	11/17/2016	$7,000,000	6,971,109	7,000,000	2.2%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	2,981,503	1.0%
		Total Cyber Security			7,821,109	9,981,503	3.2%
Top Gun Pressure Washing, LLC (f)	Facililties Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,952,729	5,024,500	1.7%
Top Gun Pressure Washing, LLC (f), (j)	Facililties Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$-	-	-	0.0%
TG Pressure Washing Holdings, LLC (f), (h)	Facililties Maintenance	Preferred Equity	8/12/2019	350,000	350,000	350,000	0.1%
		Total Facililties Maintenance			5,302,729	5,374,500	1.8%
Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,939,800	0.6%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,190,051	1,190,051	1,190,051	0.4%
		Total Metals			10,875,079	3,129,851	1.0%
Sub Total Affiliate investments					23,998,917	18,485,854	6.0%
Control investments - 15.4% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,162,734	5,123,191	5,265,989	1.7%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,762,672	2.3%
		Total IT Services			8,273,191	12,028,661	4.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 10.97%, 1/20/2030	1/22/2008	$69,500,000	23,520,428	22,557,240	7.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 10.21%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,478,000	0.8%

See accompanying notes to consolidated financial statements.

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 11.46%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,434,750	2.4%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (a), (g), (j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 8.96%, 8/20/2021	2/18/2020	$2,500,000	2,500,000	2,204,541	0.8%
		Total Structured Finance Securities			36,020,428	34,674,531	11.4%
Sub Total Control investments					44,293,619	46,703,192	15.4%
TOTAL INVESTMENTS - 159.6% (b)					$486,299,261	$485,631,974	159.6%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 13.0% (b)
U.S. Bank Money Market (l)	39,450,352	$39,450,352	$39,450,352	13.0%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	39,450,352	$39,450,352	$39,450,352	13.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.
(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of February 29, 2020, non-qualifying assets represent 11.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $304,286,853 as of February 29, 2020.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 10.97% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 29, 2020 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$-	$-	$961,322	$-	$-	$1,331,201
Elyria Foundry Company, L.L.C.	-	-	167,835	-	-	135,600
Top Gun Pressure Washing, LLC	4,950,000	-	269,257	-	-	71,771
TG Pressure Washing Holdings, LLC	350,000	-	-	-	-	-
Total	$5,300,000	$-	$1,398,414	$-	$-	$1,538,572

See accompanying notes to consolidated financial statements.

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 29, 2020 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$-	$(65,219,080)	$3,335,320	$-	$31,225,165	$(3,816,610)
Easy Ice Masters, LLC	-	(4,169,121)	382,066	-	-	(51,436)
Netreo Holdings, LLC	-	-	578,617	-	-	1,654,603
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	4,058,715	2,503,804	-	(2,840,298)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	-	280,689	-	-	(5,500)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	-	937,378	-	-	(15,750)
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (j)	2,500,000	-	7,642	-	-	(295,459)
Total	$2,500,000	$(69,388,201)	$9,580,427	$2,503,804	$31,225,165	$(5,370,450)

(h)	Non-income producing at February 29, 2020.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of February 29, 2020. (see Note 8 to the consolidated financial statements).
(k)	As of February 29, 2020, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 29, 2020.

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

November 30, 2020

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax Blockers are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. As of November 30, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $24.8 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the three months ended November 30, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as a money market fund if such investment would cause the Company to exceed any of the following limitations:

●	we were to own more than 3.0% of the total outstanding voting stock of the money market fund;

●	we were to hold securities in the money market fund having an aggregate value in excess of 5.0% of the value of our total assets, except as allowed pursuant to Rule 12d1-1 of Section 12(d)(1) of the 1940 Act which is designed to permit “cash sweep” arrangements rather than investments directly in short-term instruments; or

●	we were to hold securities in money market funds and other registered investment companies and BDCs having an aggregate value in excess of 10.0% of the value of our total assets.

As of November 30, 2020, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2020	November 30, 2019
Cash and cash equivalents	$21,060,224	$51,646,844
Cash and cash equivalents, reserve accounts	12,836,663	29,465,785
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$33,896,887	$81,112,629

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of the Manager and preliminary valuation conclusions are documented, reviewed and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2020, certain investments in three portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $6.2 million, or 1.1% of the fair value of our portfolio. At February 29, 2020, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

Other Income

Other income includes dividends received, prepayment income fees, and origination, monitoring, administration and amendment fees and is recorded in the consolidated statements of operations when earned.

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

Income Taxes

The Company has elected to be treated for tax purposes as a RIC under the Code and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes, except as related to the Taxable Blockers and long-term capital gains, when applicable.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2020, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2017, 2018 and 2019 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2020 and February 29, 2020, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company has assessed the Final Rule, and believes that effective February 28, 2021, it will no longer be an accelerated filer. As a result, the Company will file its Annual Report on Form 10-K for the fiscal year ending February 28, 2021 as a non-accelerated filer.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2— Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

●	Level 3— Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of November 30, 2020 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$407,699	$407,699
Second lien term loans	-	-	50,027	50,027
Unsecured term loans	-	-	26,817	26,817
Structured finance securities	-	-	31,299	31,299
Equity interests	-	-	31,102	31,102
Total	$-	$-	$546,944	$546,944

The following table presents fair value measurements of investments, by major class, as of February 29, 2020 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$346,233	$346,233
Second lien term loans	-	-	73,570	73,570
Unsecured term loans	-	-	4,346	4,346
Structured finance securities	-	-	32,470	32,470
Equity interests	-	-	29,013	29,013
Total	$-	$-	$485,632	$485,632

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2020 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632
Payment-in-kind and other adjustments to cost	625	1,034	-	(3,061)	-	(1,402)
Net accretion of discount on investments	772	193	-	-	-	965
Net change in unrealized appreciation (depreciation) on investments	(7,915)	(1,770)	(29)	1,890	(1,547)	(9,371)
Purchases	95,891	-	22,500	-	3,636	122,027
Sales and repayments	(27,929)	(23,000)	-	-	-	(50,929)
Net realized gain (loss) from investments	22	-	-	-	-	22
Balance as of November 30, 2020	$407,699	$50,027	$26,817	$31,299	$31,102	$546,944
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(7,636)	$(1,722)	$(29)	$1,889	$(1,546)	$(9,044)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2020.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2019 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2019	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020
Payment-in-kind and other adjustments to cost	488	2,716	-	751	(872)	3,083
Net accretion of discount on investments	641	247	-	-	-	888
Net change in unrealized appreciation (depreciation) on investments	(672)	350	(27)	(1,773)	7,033	4,911
Purchases	155,588	-	-	-	5,084	160,672
Sales and repayments	(56,178)	(28,000)	-	-	(12,975)	(97,153)
Net realized gain (loss) from investments	60	-	-	-	12,550	12,610
Balance as of November 30, 2019	$302,773	$101,099	$2,073	$34,306	$46,780	$487,031
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the period	$(558)	$196	$(27)	$(1,773)	$8,422	$6,260

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2019.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2020 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans		Market Comparables	Market Yield (%)	6.4% - 53.9%	11.3%
	$407,699		EBITDA Multiples (x)	0.0x	0.0x
Second lien term loans		Market Comparables	Market Yield (%)	10.3% - 19.4%	14.1%
	50,027		EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans		Market Comparables	Market Yield (%)	22.0% - 25.5%	22.3%
	26,817		EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities		Discounted Cash Flow	Discount Rate (%)	10.75% - 22.0%	19.0%
			Recovery Rate (%)	35% - 70%	70.0%
	31,299		Prepayment Rate (%)	20.0%	20.0%
Equity interests		Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	9.6x
	31,102		Revenue Multiples (x)	0.5x - 38.3x	4.9x
Total	$546,944

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2020 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans		Market Comparables	Market Yield (%)	7.8% - 12.5%	9.7%
	$346,233		EBITDA Multiples (x)	0.0x	0.0x
Second lien term loans		Market Comparables	Market Yield (%)	9.5% - 85.1%	13.0%
	73,570		EBITDA Multiples (x)	5.0x	5.0x
Unsecured term loans		Market Comparables	Market Yield (%)	18.3% - 21.3%	19.8%
	4,346		EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities		Discounted Cash Flow	Discount Rate (%)	9.25% - 16.00%	14.2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
	32,470		Prepayment Rate (%)	20.0%	20.0%
Equity interests		Market Comparables	EBITDA Multiples (x)	4.0x - 14.0x	6.5x
	29,013		Revenue Multiples (x)	1.0x - 40.7x	7.3x
Total	$485,632

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of November 30, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$412,481	74.1%	$407,699	74.5%
Second lien term loans	53,704	9.6	50,027	9.2
Unsecured term loans	27,261	4.9	26,817	4.9
Structured finance securities	30,460	5.5	31,299	5.7
Equity interests	33,076	5.9	31,102	5.7
Total	$556,982	100.0%	$546,944	100.0%

The composition of our investments as of February 29, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$343,100	70.5%	$346,233	71.3%
Second lien term loans	75,478	15.5	73,570	15.1
Unsecured term loans	4,761	1.0	4,346	0.9
Structured finance securities	33,521	6.9	32,470	6.7
Equity interests	29,439	6.1	29,013	6.0
Total	$486,299	100.0%	$485,632	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow model that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flow models, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The assumptions are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on assumptions about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2020. The inputs at November 30, 2020 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35% -70%

●	Discount rate: 22.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of November 30, 2020.

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

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd., a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. Pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. As of November 30, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $24.8 million.

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

For the three months ended November 30, 2020 and November 30, 2019, we accrued management fee income of $0.6  million and $0.6 million, respectively, and interest income of $1.1 million and $1.0 million, respectively, from the Saratoga CLO.

For the nine months ended November 30, 2020 and November 30, 2019, we accrued management fee income of $1.9 million and $1.9 million, respectively, and interest income of $2.4 million and $3.2 million, respectively, from the Saratoga CLO.

As of November 30, 2020, the aggregate principal amounts of the Company’s investments in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of the Saratoga CLO was $69.5 million, $2.5 million and $7.5  million, respectively, which had a corresponding fair value of $21.5 million, $2.4 million and $7.3 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2020, Saratoga CLO had investments with a principal balance of $540.0 million and a weighted average spread over LIBOR of 3.9% and had debt with a principal balance of $509.2 million with a weighted average spread over LIBOR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of November 30, 2020, the present value of the projected future cash flows of the subordinated notes was approximately $22.0    million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $43.8 million, which is comprised of the initial investment of $30.0 million in January 2008 plus the additional investment of $13.8 million in December 2018, and to date the Company has since received distributions of $65.7 million, management fees of $24.0 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2020 (unaudited) and February 29, 2020 and for the three and nine months ended November 30, 2020 (unaudited) and November 30, 2019 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2020	February 29, 2020
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $531,770,821 and $523,438,207, respectively)	$516,568,831	$500,999,677
Equities at fair value (amortized cost of $141,797 and $2,566,752, respectively)	145,068	257
Total investments at fair value (amortized cost of $531,912,618 and $526,004,959, respectively)	516,713,899	500,999,934
Cash and cash equivalents	20,123,980	9,081,041
Receivable from open trades	1,041,393	10,419,700
Interest receivable (net of reserve of $63,415 and $307,705, respectively)	1,461,247	1,294,523
Prepaid expenses and other assets	116,579	84,526
Total assets	$539,457,098	$521,879,724

LIABILITIES
Interest payable	$1,482,511	$2,090,188
Payable from open trades	18,514,109	36,673,471
Accrued base management fee	56,851	54,441
Accrued subordinated management fee	227,405	217,766
Accounts payable and accrued expenses	189,917	81,822
Loan payable, related party	25,000,000	2,500,000
Loan payable, third party	14,161,707	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	255,000,000	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,000,000	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	40,000,000	40,000,000
Class B-R-2 Senior Secured Floating Rate Notes	59,500,000	59,500,000
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,500,000	22,500,000
Discount on Class C-R-2 Notes	(489,414)	(530,448)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	31,000,000	31,000,000
Discount on Class D-R-2 Notes	(890,591)	(965,259)
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,000,000	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	-	-
Class F-R-2 Deferrable Junior Floating Rate Notes	2,500,000	2,500,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,500,000	7,500,000
Deferred debt financing costs	(2,163,235)	(2,340,764)
Subordinated Notes	69,500,000	69,500,000
Discount on Subordinated Notes	(21,127,928)	(22,899,324)
Total liabilities	$574,461,332	$556,981,893
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(35,004,484)	(35,102,419)
Total net assets	(35,004,234)	(35,102,169)
Total liabilities and net assets	$539,457,098	$521,879,724

Saratoga Investment Corp. CLO 2013-1, Ltd.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
INVESTMENT INCOME
Total interest from investments	$6,646,110.0	8,052,668	$20,297,400	$24,560,867
Interest from cash and cash equivalents	191	39,788	3,692	73,591
Other income	174,585	54,333	469,195	235,301
Total investment income	6,820,886	8,146,789	20,770,287	24,869,759
EXPENSES
Interest and debt financing expenses	5,773,135	8,136,345	18,831,060	21,303,661
Base management fee	124,763	125,934	376,765	377,786
Subordinated management fee	499,054	503,737	1,507,060	1,511,146
Professional fees	146,170	37,967	329,442	250,679
Trustee expenses	54,706	56,810	160,440	194,825
Other expense	1,935	(1,606)	42,215	42,128
Total expenses	6,599,763	8,859,187	21,246,982	23,680,225
NET INVESTMENT INCOME (LOSS)	221,123	(712,398)	(476,695)	1,189,534

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(3,089,206)	-	(9,231,676)	(2,162,298)
Net change in unrealized depreciation on investments	14,923,956	(7,516,752)	9,806,306	(11,896,807)
Net realized and unrealized gain (loss) on investments	11,834,750.00	(7,516,752)	574,630	(14,059,105)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,055,873	$(8,229,150)	$97,935	$(12,869,571)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2020

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
J Jill Common Stock	Retail	Common Stock	Equity	-	0.00%	0.00%	0.00%	-	5,085	$-	$18,344
McDermott International (Americas) Inc.	Construction & Building	McDermott International - Class A C/S (07/20)	Equity	-	0.00%	0.00%	0.00%	-	141,797	141,797	126,724
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	11/19/2026	$1,488,750	1,449,552	1,445,487
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	2,065,788	2,050,427	1,817,893
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.90%	4/30/2025	1,955,276	1,948,516	1,882,305
Advisor Group Holdings Inc	Banking Finance Insurance & Real Estate	Term Loan (7/19)	Loan	1M USD LIBOR+	5.00%	0.00%	5.15%	7/31/2026	496,250	495,154	477,780
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,920,000	3,893,791	3,170,300
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	1/5/2026	492,500	492,500	485,113
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	1/5/2026	500,000	495,101	496,250
Ahead DB Holdings LLC	Services: Business	Term Loan (10/20)	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	10/13/2027	3,000,000	2,881,426	2,887,500
AI Convoy (Luxembourg) USD T/L B	Aerospace & Defense		Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/15/2027	1,492,500	1,485,717	1,485,978
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	482,500	482,500	388,813
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.23%	8/15/2025	4,275,000	4,128,561	3,975,750
Alchemy Copyrights LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	8/16/2027	500,000	496,407	498,750
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.65%	10/10/2025	1,912,500	1,891,043	1,812,094
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan 7/20	Loan	2M USD LIBOR+	3.75%	1.00%	4.75%	7/23/2024	4,000,000	3,982,859	3,995,000
Allen Media T/L B (1/20)	Media: Advertising Printing & Publishing	Term Loan B (1/20)	Loan	3M USD LIBOR+	5.50%	0.00%	5.74%	2/10/2027	2,984,527	2,971,053	2,950,951
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,280,251	1,274,721	928,182
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.15%	10/1/2025	1,582,088	1,579,199	1,554,402
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/5/2024	4,595,528	4,592,871	4,526,595
Amerilife Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.15%	3/18/2027	1,496,383	1,487,246	1,458,973
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.65%	2/28/2025	3,436,000	3,404,374	3,267,052
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.98%	8/11/2025	980,000	976,431	475,457
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	481,331	480,127	379,198

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Anchor Packaging Inc.	Containers Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.90%	7/20/2026	1,000,000	990,000	992,500
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	10/1/2026	992,500	988,113	975,131
APLP Holdings T/L B (01/20)	Utilities	Term Loan B (01/20)	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	4/11/2025	1,715,789	1,715,789	1,707,742
Aramark Services Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	1/15/2027	2,487,500	2,404,586	2,407,278
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,335,582	2,881,128
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	10/1/2025	1,965,000	1,961,394	1,866,750
Aristocrat International PTY Ltd	Hotel Gaming & Leisure	Term Loan (5/20)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	10/21/2024	997,500	979,557	998,438
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	7/31/2024	462,646	461,303	447,175
Asplundh Tree Expert LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	9/7/2027	1,000,000	995,111	1,000,890
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	11/14/2025	2,237,500	2,235,829	2,231,906
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	8/4/2022	865,408	863,813	861,081
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	11/3/2023	488,886	486,509	483,489
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.00%	4.73%	2/11/2026	1,970,000	1,939,279	1,955,225
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	12/16/2024	1,413,390	1,397,010	1,410,916
Avaya Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	12/15/2027	1,755,766	1,745,581	1,731,993
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.23%	1/30/2026	3,449,887	3,399,338	3,311,891
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	861,993	979,690
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan (11/20)	Loan	3M USD LIBOR+	2.50%	0.75%	3.25%	12/31/2027	500,000	495,000	496,750
Azalea TopCo Inc.	Services: Business	Incremental Term Loan	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	7/24/2026	500,000	495,091	493,750
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	10/10/2026	206,458	205,571	205,426
Baldwin Risk Partners LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/8/2027	1,000,000	985,182	995,000
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.73%	7/31/2025	3,914,900	3,900,699	3,780,345
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	2.15%	7/1/2026	4,949,906	4,944,854	4,858,234
Blackstone Mortgage Trust Inc.	Banking Finance Insurance & Real Estate	Term Loan B-2	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/23/2026	1,498,750	1,487,375	1,491,256
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	4/12/2023	3,427,550	3,425,369	3,428,990
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,453,199	2,444,845	2,416,401
Bombardier Recreational Products Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.15%	5/24/2027	987,538	979,627	956,983
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.48%	9/5/2025	980,000	976,452	964,692
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	3.40%	1/27/2027	2,014,491	2,012,881	1,955,728
Brookfield Property REIT Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	8/27/2025	3,979,695	3,171,065	3,656,344
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan 1/20	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/1/2025	493,719	492,757	488,549
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.90%	11/2/2026	1,995,000	1,979,702	1,976,546
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	6.40%	11/18/2024	2,230,357	2,156,348	2,229,420

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	5.73%	2/12/2025	956,250	948,027	908,438
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.65%	1/2/2026	691,875	680,665	691,584
Cardtronics USA Inc	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	6/29/2027	1,498,750	1,492,891	1,495,468
CareerBuilder LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	3,393,388	3,215,856	3,059,716
Casa Systems Inc.	Telecommunications	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,443,750	1,436,852	1,382,838
Castle US Holding Corporation	Media: Advertising Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	3.98%	1/29/2027	497,917	495,740	479,947
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	5.73%	10/1/2025	2,456,250	2,437,583	2,329,336
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	6/7/2023	1,436,209	1,426,740	1,332,687
CenturyLink Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	3/15/2027	2,977,500	2,974,403	2,908,333
Chemours Company The	Chemicals Plastics & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	4/3/2025	992,366	939,564	968,381
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan (2/20)	Loan	1M USD LIBOR+	2.75%	0.00%	2.90%	2/27/2026	3,985,056	3,961,875	3,967,642
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.65%	4/30/2026	1,458,214	1,445,963	1,441,022
Claros Mortgage Trust Inc	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	8/10/2026	1,000,000	973,750	978,750
CNT Holdings I Corp	Retail	Term Loan	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	11/8/2027	500,000	497,519	495,355
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,863,647	1,859,980	1,843,855
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	6.50%	9/6/2024	1,165,440	1,121,243	1,128,810
Connect U.S. Finco LLC	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/11/2026	2,985,000	2,833,008	2,976,911
Consolidated Communications Inc.	Telecommunications	Term Loan B (10/20)	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	10/4/2027	1,000,000	985,197	999,130
Coral-US Co-Borrower LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	1/31/2028	2,000,000	2,000,000	1,955,000
CoreCivic Inc.	Banking Finance Insurance & Real Estate	Term Loan (12/19)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/12/2024	3,500,000	3,447,500	3,395,000
Covia Holdings Corporation (b)	Metals & Mining	Term Loan	Loan	Prime+	5.00%	1.00%	6.00%	6/2/2025	982,500	982,500	785,823
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	8/17/2022	1,436,782	1,430,314	1,305,374
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	7/17/2025	1,959,391	1,940,157	1,907,604
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	1/15/2026	491,250	490,363	477,844
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	4/15/2027	496,250	496,250	484,196
Cushman & Wakefield U.S. Borrower LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.90%	8/21/2025	3,925,325	3,911,009	3,797,752
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	2/27/2024	1,940,727	1,933,434	1,921,320
Dealer Tire T/L B-1	Automotive	Term Loan B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.41%	12/12/2025	2,977,500	2,970,861	2,947,725
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	3/31/2025	6,397,012	6,339,615	5,975,193
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	9/19/2025	3,776,190	3,772,472	3,767,392
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	818,289	817,451	795,328
Delta Air Lines Inc.	Transportation: Consumer	Term Loan B (4/20)	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	5/1/2023	2,249,375	2,245,677	2,270,924
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.25%	12/29/2023	279,282	278,253	271,602

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.40%	8/24/2026	3,452,563	2,901,175	2,865,627
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.00%	0.00%	5.26%	5/21/2026	2,962,500	2,930,017	2,714,391
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	4/8/2024	459,375	458,214	454,717
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	11/27/2026	5,962,500	5,911,294	5,873,063
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Eagletree-Carbide T/L (Corsair Components)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	8/28/2024	2,192,140	2,184,935	2,183,919
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	2/9/2023	2,161,472	2,151,966	2,157,235
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	11/7/2024	493,570	489,678	488,634
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/29/2024	3,906,740	3,888,518	3,784,655
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	6/26/2025	1,955,000	1,949,825	1,856,429
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.90%	10/10/2025	4,912,500	4,903,992	3,991,947
EyeCare Partners DD T/L (a)	Healthcare & Pharmaceuticals	Unfunded Commitment	Loan	6M USD LIBOR+	3.75%	0.00%	3.75%	2/18/2027	32,432	32,432	16,083
EyeCare Partners T/L B	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	6M USD LIBOR+	3.75%	0.00%	4.06%	2/18/2027	1,613,514	1,612,025	1,543,794
FinCo I LLC	Banking Finance Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	6/27/2025	826,839	825,204	817,537
First Brands Group LLC	Automotive	Term Loan B-3	Loan	3M USD LIBOR+	7.50%	1.00%	8.50%	2/2/2024	5,102,673	4,986,035	5,086,753
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.73%	2/1/2027	5,409,125	5,388,372	5,291,639
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	3M USD LIBOR+	3.25%	0.00%	3.48%	4/18/2025	1,330,058	1,323,836	1,115,028
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	8/1/2025	4,409,994	4,384,204	4,299,744
Froneri US Inc.	Beverage Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	1/29/2027	1,995,000	1,990,637	1,945,444
Fusion Connect Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	3M USD LIBOR+	1.00%	2.00%	3.00%	7/14/2025	798,815	780,801	319,526
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	8/13/2025	4,410,000	4,409,116	4,128,863
General Nutrition Centers Inc. (b)	Retail	Term Loan B2	Loan	6M USD LIBOR+	6.00%	0.75%	6.75%	3/4/2021	389,896	389,896	301,000
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.23%	12/30/2026	1,492,500	1,486,008	1,480,381
GEO Group Inc. The	Banking Finance Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/25/2024	3,974,267	3,653,766	3,540,952
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.23%	8/6/2025	2,450,000	2,440,947	2,404,063
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	12/27/2024	2,937,800	2,918,957	2,904,750
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	11/28/2025	5,012,922	4,766,294	4,470,574
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	3,069,156	3,034,740	3,011,609
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	0.00%	0.00%	0.00%	3/7/2025	3,000,000	2,929,942	2,925,000
Graham Packaging Company Inc	Containers Packaging & Glass	Initial Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	8/4/2027	1,000,000	992,806	998,380
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.40%	4/12/2024	3,628,846	3,598,386	3,574,413

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/28/2025	1,660,340	1,658,009	1,652,553
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.65%	5/1/2025	3,934,746	3,914,971	3,908,934
Harbor Freight Tools USA Inc.	Retail	Term Loan B (10/20)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	10/19/2027	3,000,000	2,974,082	2,976,150
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/3/2023	1,640,442	1,634,865	1,409,615
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	3.98%	9/30/2024	2,842,097	2,799,574	2,660,914
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	244,627	244,376	242,256
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.75%	0.00%	2.90%	8/18/2025	3,920,000	3,907,099	3,899,185
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	5.23%	10/24/2025	2,456,250	2,438,060	2,367,211
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	2/18/2027	5,955,000	5,934,142	5,899,202
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,696,696	1,689,952	1,677,608
ICH US Intermediate Holdings II Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	12/24/2026	4,812,500	4,639,656	4,812,500
Idera Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	6/28/2024	3,906,897	3,895,231	3,880,838
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,430,451	3,364,343	3,306,646
Innophos Holdings Inc.	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.65%	2/5/2027	497,500	495,259	493,147
Intrado Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,227,904	1,165,633	1,166,362
Intrado Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,938,625	2,878,000	2,776,530
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	12/18/2024	2,987,481	2,942,872	2,970,691
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/16/2025	2,671,340	2,632,565	1,471,454
Jane Street Group LLC	Banking Finance Insurance & Real Estate	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.00%	0.00%	3.23%	1/31/2025	1,994,987	1,967,847	1,979,526
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	6/3/2026	3,204,956	3,189,146	3,142,203
Jill Acquisition LLC	Retail	Priming Term Loan	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,784,383	1,781,768	1,213,381
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/20/2025	4,491,342	4,451,315	3,963,609
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	9/21/2026	247,500	246,987	241,313
Kindred Healthcare Inc.	Healthcare & Pharmaceuticals	Term Loan (6/18)	Loan	1M USD LIBOR+	5.00%	0.00%	5.15%	7/2/2025	1,984,810	1,967,031	1,979,848
KREF Holdings X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	9/1/2027	500,000	487,836	497,500
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	12/16/2024	1,872,440	1,867,419	748,976
Lakeland Tours LLC	Hotel Gaming & Leisure	Roll Up DIP Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	1/20/2021	572,536	572,217	458,028
Lakeland Tours LLC	Hotel Gaming & Leisure	Priority Exit PIK Term Loan (9/20)	Loan	1M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	302,753	292,230	290,643
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	1.15%	6/30/2025	322,313	322,313	212,727
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	481,250	480,118	408,610
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,905,639	2,874,127	2,825,734

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,010	1,191,921
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,511	67,226
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/27/2025	392,565	391,927	365,086
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/27/2025	98,141	97,982	91,271
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	3.25%	1.00%	4.25%	7/15/2024	2,003,392	1,999,416	1,983,358
LogMeIn Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	4.90%	8/31/2027	3,000,000	2,932,743	2,962,500
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	11/11/2026	1,235,873	1,233,250	1,212,318
MA FinanceCo. LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,490,625	2,481,708	2,486,466
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	8/29/2025	1,488,750	1,488,750	1,440,827
Match Group Inc.	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	1.98%	2/15/2027	250,000	249,453	245,833
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.90%	9/30/2024	2,145,575	2,137,577	2,139,417
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/4/2022	2,918,194	2,674,102	2,751,011
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	1/31/2025	578,738	577,867	567,886
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.73%	3/2/2026	3,955,000	3,932,723	3,894,093
Michaels Stores Inc.	Retail	Term Loan B (9/20)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/1/2027	2,577,875	2,571,175	2,534,051
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	8/15/2024	963,479	960,461	948,228
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	8/16/2023	3,841,318	3,800,635	3,785,311
Mitchell International Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/20)	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	11/29/2024	1,000,000	943,651	983,440
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	2/2/2026	880,339	873,475	867,962
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.65%	11/28/2025	982,500	980,984	855,080
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	9/20/2024	486,221	485,447	459,479
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	3.76%	11/14/2025	1,491,250	1,459,645	1,435,328
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	3/9/2026	1,885,456	1,870,141	1,867,959
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	3/9/2026	86,065	85,383	85,266
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	8/8/2024	2,641,566	2,609,026	2,514,110
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	8/8/2024	885,162	872,332	848,207
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.90%	9/18/2026	1,113,795	1,100,547	1,099,316
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.23%	3/3/2025	4,625,000	4,250,051	4,159,633
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	10/17/2022	1,904,870	1,898,604	1,863,210
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	3M USD LIBOR+	8.50%	1.00%	9.50%	10/16/2023	1,000,000	995,232	965,000
NPC International Inc. (b)	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	4/19/2024	487,500	487,124	457,182
Octave Music Group Inc. The	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	5/29/2025	3,931,034	3,895,765	3,420,000
Onex Carestream Finance LP	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,358,581	2,353,833	2,287,824
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.65%	4/30/2025	488,750	481,954	481,951

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PAE Incorporated	Aerospace & Defense	Term Loan B (10/20)	Loan	3M USD LIBOR+	4.50%	0.75%	5.25%	10/14/2027	2,000,000	1,970,258	1,986,660
Pathway Vet Alliance LLC	Services: Business	Term Loan (3/20)	Loan	1M USD LIBOR+	4.00%	0.00%	4.15%	3/31/2027	460,106	449,175	453,586
Pathway Vet Alliance LLC (a)	Services: Business	Delayed Draw Term Loan (3/20)	Loan	1M USD LIBOR+	4.00%	0.00%	4.15%	3/31/2027	16,112	16,112	15,579
Patriot Container Corp.	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2025	496,183	494,036	483,158
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	5/29/2026	878,269	874,562	859,404
Penn National Gaming Inc.	Hotel Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,788,056	1,724,458	1,756,765
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	2M USD LIBOR+	5.25%	1.00%	6.25%	4/29/2024	1,431,200	1,431,200	1,426,734
PG&E Corporation	Utilities: Electric	Term Loan	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	6/23/2025	1,498,750	1,490,608	1,508,117
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	9/29/2023	3,124,095	3,100,486	2,907,377
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	1/3/2025	1,462,500	1,456,844	1,441,542
Pitney Bowes Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	5.65%	1/7/2025	2,925,000	2,645,690	2,884,781
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,962,121	3,931,283	3,946,035
Plastipak Packaging Inc.	Containers Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.65%	10/15/2024	2,944,583	2,924,426	2,899,796
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	6M USD LIBOR+	6.00%	1.00%	7.00%	12/10/2024	2,875,316	2,826,817	2,886,415
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.15%	4/30/2026	2,962,500	2,913,635	2,918,063
Premier Dental Services Inc.	Retail	Term Loan (12/18)	Loan	3M USD LIBOR+	5.25%	1.00%	6.25%	6/30/2023	425,117	425,604	392,523
Pre-Paid Legal Services Inc.	Services: Business	Incremental Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	5/1/2025	1,000,000	985,455	985,420
Presidio Holdings Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	3.73%	1/22/2027	498,750	497,691	492,206
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	9M USD LIBOR+	3.25%	1.00%	4.25%	9/23/2026	3,970,000	3,951,407	3,945,187
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	1/3/2023	1,696,126	1,690,596	1,645,243
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	487,575	486,008	465,839
Pug LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.65%	2/12/2027	491,263	489,016	458,716
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	4.00%	11/3/2023	469,851	467,011	466,548
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.48%	7/9/2025	1,432,727	1,427,203	1,378,699
Redstone Buyer LLC	High Tech Industries	Term Loan	Loan	2M USD LIBOR+	5.00%	1.00%	6.00%	9/1/2027	1,000,000	980,810	996,250
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	3,897,349	3,801,391	3,765,112
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/20)	Loan	2M USD LIBOR+	3.75%	1.00%	4.75%	2/22/2021	2,658,569	2,658,569	2,635,307
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	8/21/2024	862,069	862,069	858,681
Reynolds Consumer Products T/L	Metals & Mining	Reynolds Group (Pactiv Evergreen) 9/20 TL	Loan	1M USD LIBOR+	3.25%	0.00%	3.25%	2/5/2026	1,371,288	1,369,770	1,353,927
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	3.40%	2/5/2026	2,000,000	1,985,315	1,965,620
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	975,000	973,291	911,625
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	11/28/2025	2,942,532	2,932,347	2,890,419
RP Crown Parent LLC	High Tech Industries	Term Loan B (07/20)	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	2/2/2026	1,995,000	1,985,571	1,975,050

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	3.00%	1.00%	4.00%	5/30/2025	5,637,965	5,588,293	5,581,586
Ryan Specialty Group LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	9/1/2027	500,000	492,741	497,500
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR+	6.25%	0.00%	6.48%	8/16/2024	1,940,400	1,926,742	1,901,592
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	7/5/2024	768,409	766,056	754,962
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	Fixed	0.00%	0.00%	0.00%	7/5/2024	810,003	807,788	804,941
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/25/2025	997,500	970,130	973,809
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	8/1/2025	1,831,540	1,815,334	1,813,994
SCS Holdings I Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	3.65%	7/1/2026	1,975,075	1,971,183	1,946,693
Seadrill Operating LP (b)	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	0.00%	0.00%	0.00%	2/21/2021	897,442	894,400	82,762
Seadrill Operating LP (b)	Energy: Oil & Gas	PIK Revolver	Loan	3M USD LIBOR+	0.00%	1.00%	1.00%	2/22/2021	25,162	25,076	25,162
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	9/25/2026	870,968	833,098	844,839
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	2/2/2024	1,931,951	1,930,449	1,893,312
SMG US Midco 2 Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.73%	1/23/2025	496,250	496,250	452,416
Sotheby's	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	6.50%	1/15/2027	3,298,210	3,237,743	3,283,105
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.65%	12/19/2025	1,970,000	1,905,459	1,849,692
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	6M USD LIBOR+	2.75%	1.00%	3.75%	3/15/2024	2,502,486	2,499,621	2,480,590
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	4/16/2025	187,832	187,527	184,616
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	4/16/2025	248,006	247,597	243,760
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.90%	4/16/2025	489,872	489,001	482,798
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.23%	4/16/2026	2,942,843	2,802,699	2,833,222
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	5.25%	0.00%	5.48%	7/10/2026	1,985,000	1,943,374	1,945,300
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/19/2021	816,284	815,695	677,516
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.25%	9/29/2023	682,747	673,919	678,480
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	7/11/2025	2,475,000	2,394,437	2,410,031
Tenneco Inc.	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	10/1/2025	1,473,750	1,463,107	1,412,220
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/30/2024	1,945,000	1,943,263	1,831,547
Terex Corporation	Capital Equipment	Term Loan	Loan	2M USD LIBOR+	2.75%	0.75%	3.50%	1/31/2024	985,000	982,211	965,300
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.65%	12/15/2025	2,608,602	2,501,015	2,559,691
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.00%	0.00%	3.15%	7/21/2025	1,228,125	1,223,839	1,202,801
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	3.90%	2/2/2026	2,935,080	2,870,990	2,913,067
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	4.40%	3/8/2024	1,450,000	1,439,655	1,423,900
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	5.40%	3/6/2026	2,293,751	2,247,426	2,256,477

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tosca Services LLC	Containers Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.25%	1.00%	5.25%	8/18/2027	500,000	492,774	500,210
Transdigm Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.40%	8/22/2024	4,075,496	4,079,399	3,949,970
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.15%	1/25/2024	2,443,750	2,441,105	2,199,375
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,315,141	3,306,650	3,219,830
TRC Companies Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	6/21/2024	979,433	967,317	968,414
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.75%	4/22/2024	2,904,925	2,891,318	2,833,754
Trugreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	973,980	966,099	969,110
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.75%	5/11/2026	987,500	983,430	945,531
Uber Technologies Inc	Transportation: Consumer	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.50%	0.00%	3.50%	7/13/2023	1,994,805	1,941,902	1,983,275
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.25%	10/22/2025	1,973,611	1,875,220	1,958,533
Univar Solutions USA Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.25%	7/1/2024	1,627,723	1,622,895	1,606,807
Univision Communications Inc.	Media: Broadcasting & Subscription	2020 Replacement Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/13/2026	2,523,362	2,514,424	2,495,680
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	8/30/2024	960,422	951,841	859,577
US Ecology Holdings Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.50%	11/2/2026	496,250	495,268	491,908
Veregy Consolidated Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	2,000,000	1,940,196	1,945,000
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.00%	8/20/2025	1,400,178	1,393,093	1,325,717
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.00%	3/2/2026	3,209,493	3,199,075	3,188,856
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.50%	7/1/2026	1,760,810	1,726,404	1,738,799
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.75%	3.00%	6/3/2024	2,416,856	2,416,533	2,408,809
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.75%	12/31/2025	919,879	919,129	909,971
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.00%	5/6/2026	492,500	491,579	480,311
VM Consolidated Inc.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	3.25%	2/28/2025	476,694	475,079	468,352
WeddingWire Inc.	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.50%	12/19/2025	3,930,000	3,923,643	3,831,750
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	1.75%	4/29/2023	743,135	731,826	739,650
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	6M USD LIBOR+	4.00%	0.00%	4.00%	8/5/2024	2,932,674	2,912,941	2,830,031
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	8/13/2026	3,473,750	3,444,780	3,459,751
Xperi Holding Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.00%	6/2/2025	3,387,775	3,202,685	3,383,540
YS Garments LLC	Retail	Term Loan	Loan	3M USD LIBOR+	6.00%	0.00%	6.00%	8/9/2024	1,878,750	1,865,342	1,719,056
Zekelman Industries Inc	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.00%	1/25/2027	995,000	995,000	975,518
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/12/2024	2,425,000	2,417,537	2,275,717
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.50%	3/14/2025	957,262	954,067	900,430

										$531,912,618	$516,713,899

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	20,123,980	$20,123,980	$20,123,980
Total cash and cash equivalents	20,123,980	$20,123,980	$20,123,980

(a)	All or a portion of this investment has an unfunded commitment as of November 30, 2020
(b)	As of November 30, 2020, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of November 30, 2020.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of November 30, 2020 was 0.01%.

1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2020 was 0.15%.

2M USD LIBOR—The 2 month USD LIBOR rate as of November 30, 2020 was 0.18%.

3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2020 was 0.23%.

6M USD LIBOR—The 6 month USD LIBOR rate as of November 30, 2020 was 0.26%.

Prime—The Prime Rate as of November 30, 2020 was 3.25%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2020

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Education Management II LLC	Services: Consumer	Education Management II A-2 Preferred Shares	Equity	-	0.00%	0.00%	0.00%	-	18,975	$1,897,538	$190
Education Management II LLC	Services: Consumer	Education Management II A-1 Preferred Shares	Equity	-	0.00%	0.00%	0.00%	-	6,692	669,214	67
1011778 B.C. Unlimited Liability Company	Beverage Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	11/19/2026	$500,000.00	498,790	491,665
24 Hour Fitness Worldwide Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	5/30/2025	2,959,950	2,949,872	1,943,710
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	6/15/2023	2,081,927	2,062,239	1,969,149
ADMI Corp.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	4/30/2025	1,970,000	1,962,286	1,924,848
Advantage Sales & Marketing Inc.	Services: Business	First Lien Term Loan	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/23/2021	2,371,131	2,370,010	2,286,173
Advantage Sales & Marketing Inc.	Services: Business	Term Loan B Incremental	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/23/2021	489,950	485,523	470,352
Advisor Group Holdings Inc	Banking Finance Insurance & Real Estate	Term Loan (7/19)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	7/31/2026	500,000	498,753	486,875
Aegis Toxicology Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	5/9/2025	3,950,000	3,919,494	3,695,225
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	1/5/2026	496,250	496,250	486,325
Agrofresh Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	6.27%	7/30/2021	2,889,487	2,886,790	2,677,601
AI Convoy Bidco Limited	Aerospace & Defense	AI Convoy Bidco T/L B (USD)	Loan	3M USD LIBOR+	3.50%	1.00%	4.96%	1/29/2027	1,500,000	1,492,500	1,483,125
AI Mistral (Luxembourg) Subco Sarl	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	3/11/2024	486,250	486,250	384,138
AIS Holdco LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	8/15/2025	2,421,875	2,411,617	2,228,125
Alchemy US Holdco 1 LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	7.02%	10/10/2025	1,950,000	1,925,236	1,945,125
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan B (1st Lien)	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	8/19/2021	3,377,293	3,373,263	3,373,071
Allen Media LLC	Media: Advertising Printing & Publishing	Allen Media T/L B (1/20)	Loan	3M USD LIBOR+	5.50%	0.00%	6.96%	2/10/2027	3,000,000	2,985,000	2,936,250
Altisource S.a r.l.	Banking Finance Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	4/3/2024	1,454,005	1,446,493	1,353,141
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	10/1/2025	1,767,163	1,763,366	1,748,943
American Dental Partners Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	3/24/2023	990,000	982,019	982,575
American Greetings Corporation	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	4/5/2024	4,889,524	4,886,331	4,788,702
American Residential Services LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	6/30/2022	3,925,767	3,916,564	3,896,324
AmeriLife Group LLC	Banking Finance Insurance & Real Estate	AmeriLife T/L	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/5/2027	838,710	836,613	832,419
AmeriLife Group LLC(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR+	4.00%	0.00%	4.00%	2/5/2027	-	-	-
Amex GBT (2/20) T/L	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/26/2027	2,993,363	2,933,496	2,926,012
Amex GBT 2/20 D/T/L(a)	Banking Finance Insurance & Real Estate	Unfunded Commitment	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	2/26/2027	-	-	-
Amynta Agency Borrower Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	2/28/2025	3,462,357	3,425,731	3,224,320

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	8/11/2025	987,500	983,508	759,141
Anchor Glass Container Corporation	Containers Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	4.21%	12/7/2023	485,063	483,537	354,789
Api Group DE Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/1/2026	1,000,000	995,123	990,000
APLP Holdings Limited Partnership	Utilities	APLP Holdings T/L B (Atlantic Power)	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	4/13/2023	2,000,000	2,000,000	1,977,500
Aramark Services Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	1/15/2027	1,500,000	1,498,209	1,484,070
Arctic Glacier U.S.A. Inc.	Beverage Food & Tobacco	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	3/20/2024	3,350,967	3,332,339	3,225,306
Aretec Group Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/1/2025	1,980,000	1,975,743	1,937,093
ASG Technologies Group Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	7/31/2024	488,775	487,107	476,556
AssetMark Financial Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.00%	0.00%	4.46%	11/14/2025	1,237,500	1,235,582	1,228,219
Astoria Energy LLC	Energy: Electricity	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/24/2021	1,391,552	1,385,662	1,384,595
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B-4 (Replacement)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	8/4/2022	1,876,925	1,872,057	1,853,069
Asurion LLC	Banking Finance Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	11/3/2023	492,773	489,808	485,381
Athenahealth Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	2/11/2026	1,985,000	1,950,006	1,970,113
Avaya Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	12/16/2024	3,169,156	3,138,355	3,010,698
Avison Young (Canada) Inc.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	1/30/2026	3,476,222	3,418,777	3,406,697
B&G Foods Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/10/2026	249,375	248,169	246,881
Ball Metalpack Finco LLC	Containers Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	5.96%	7/31/2025	3,944,937	3,928,266	3,432,096
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (05/18)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	6/2/2025	25,355	25,274	25,161
Berry Global Inc.	Chemicals Plastics & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	7/1/2026	4,987,500	4,981,754	4,897,974
Blount International Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	4/12/2023	3,453,781	3,450,952	3,432,195
Blucora Inc.	Services: Consumer	Term Loan (11/17)	Loan	2M USD LIBOR+	3.00%	1.00%	4.50%	5/22/2024	955,900	953,639	946,341
Bombardier Recreational Products Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	5/24/2027	995,000	985,847	978,214
Boxer Parent Company Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/2/2025	2,475,000	2,454,363	2,374,070
Bracket Intermediate Holding Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	5.71%	9/5/2025	987,500	983,437	987,500
Broadstreet Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	1/27/2027	2,024,614	2,022,736	2,002,687
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan 1/20	Loan	1M USD LIBOR+	3.00%	0.75%	4.52%	8/1/2025	497,487	496,370	488,627
Buckeye Partners L.P.	Utilities: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	11/2/2026	1,000,000	995,334	989,170
BW Gas & Convenience Holdings LLC	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	7.77%	11/18/2024	3,000,000	2,884,283	2,992,500
Calceus Acquisition Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	7.02%	2/12/2025	975,000	964,353	964,031
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	1/2/2026	697,500	684,758	696,196
CareerBuilder LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	6.75%	1.00%	8.27%	7/31/2023	2,266,211	2,232,341	2,223,720
CareStream Health Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.25%	1.00%	7.77%	2/28/2021	2,362,278	2,356,691	2,263,062
Casa Systems Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/20/2023	1,455,000	1,446,052	1,236,750
Castle US Holding Corporation	High Tech Industries	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	1/27/2027	500,000	497,509	475,000
CCS-CMGC Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	6.96%	10/1/2025	2,475,000	2,453,876	2,338,875
Cengage Learning Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	6/7/2023	1,447,458	1,435,195	1,329,447

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CenturyLink Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	3/15/2027	3,000,000	2,996,438	2,922,180
Citadel Securities LP	Banking Finance Insurance & Real Estate	Term Loan (2/20)	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	2/27/2026	992,500	991,371	983,816
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	4/30/2026	1,496,250	1,482,216	1,451,991
Compass Power Generation L.L.C.	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	12/20/2024	1,891,221	1,886,758	1,855,761
Compuware Corporation	High Tech Industries	Term Loan (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	8/22/2025	495,000	493,979	493,763
Concordia International Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	9/6/2024	1,183,650	1,131,380	1,088,224
Connect U.S. Finco LLC	Telecommunications	Delayed Draw Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	12/11/2026	2,000,000	1,984,055	1,980,000
Consolidated Communications Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	10/5/2023	1,475,404	1,464,720	1,395,481
Coral-US Co-Borrower LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/31/2028	2,000,000	2,000,000	1,976,660
Covia Holdings Corporation	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	6/2/2025	985,000	985,000	711,663
CPI Acquisition Inc	Banking Finance Insurance & Real Estate	Term Loan B (1st Lien)	Loan	6M USD LIBOR+	4.50%	1.00%	5.90%	8/17/2022	1,436,782	1,427,762	1,089,957
Crown Subsea Communications Holding Inc	Construction & Building	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.52%	11/3/2025	1,655,837	1,640,398	1,649,627
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/17/2025	1,974,620	1,952,260	1,941,308
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	4/15/2027	500,000	500,000	492,500
CSC Holdings LLC	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/15/2026	495,000	493,968	486,031
Cushman & Wakefield U.S. Borrower LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	8/21/2025	3,945,050	3,928,487	3,874,789
Daseke Companies Inc.	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	2/27/2024	1,955,694	1,946,628	1,867,688
DaVita Inc.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	8/12/2026	997,500	995,133	985,859
Dealer Tire LLC	Automotive	Dealer Tire T/L B-1	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	12/12/2025	3,000,000	2,992,500	2,977,500
Delek US Holdings Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	3/31/2025	6,446,003	6,379,073	6,317,083
Dell International L.L.C.	High Tech Industries	Term Loan B-1	Loan	1M USD LIBOR+	2.00%	0.75%	3.52%	9/19/2025	3,814,430	3,809,967	3,766,292
Delta 2 (Lux) SARL	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	2/1/2024	1,318,289	1,315,922	1,275,445
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	12/29/2023	279,282	278,012	267,413
Diamond Sports Group LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	8/24/2026	997,500	992,773	907,725
Digital Room Holdings Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	5/21/2026	2,985,000	2,944,957	2,790,975
Dole Food Company Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	4/8/2024	468,750	467,304	461,522
DRW Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/27/2026	5,000,000	4,950,804	4,962,500
DynCorp International Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.52%	8/18/2025	2,962,500	2,879,096	2,925,469
Eagletree-Carbide Acquisition Corp.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	8/28/2024	4,927,385	4,901,606	4,804,200
EIG Investors Corp.	High Tech Industries	Term Loan (06/18)	Loan	3M USD LIBOR+	3.75%	1.00%	5.21%	2/9/2023	2,199,416	2,186,449	2,160,926
Encapsys LLC	Chemicals Plastics & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	11/7/2024	497,428	492,831	491,832
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	1M USD LIBOR+	4.25%	0.75%	5.77%	4/29/2024	3,937,025	3,914,795	3,766,985
Energy Acquisition LP	Capital Equipment	Term Loan (6/18)	Loan	3M USD LIBOR+	4.25%	0.00%	5.71%	6/26/2025	1,970,000	1,957,901	1,811,179
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	10/10/2025	4,950,000	4,939,709	3,966,188
EyeCare Partners LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/5/2027	1,621,622	1,619,618	1,583,789
EyeCare Partners LLC(a)	Healthcare & Pharmaceuticals	EyeCare Partners Delayed Draw Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/5/2027	-	-	-

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
FinCo I LLC	Banking Finance Insurance & Real Estate	2018 Term Loan B	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	12/27/2022	360,538	359,905	356,752
First Eagle Holdings Inc.	Banking Finance Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	2/1/2027	5,450,000	5,426,720	5,338,275
Fitness International LLC	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	4/18/2025	1,330,058	1,322,900	1,312,103
Franklin Square Holdings L.P.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	8/1/2025	4,443,748	4,414,007	4,421,530
Froneri International Ltd	Beverage Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/29/2027	2,000,000	1,995,162	1,962,500
Fusion Connect Inc.	Telecommunications	Exit Term Loan (1/20)	Loan	3M USD LIBOR+	9.50%	2.00%	11.50%	1/14/2025	1,500,000	1,470,716	1,495,005
Fusion Connect Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	6M USD LIBOR+	8.00%	2.00%	10.00%	7/14/2025	757,724	737,560	527,883
GBT Group Services B.V.	Hotel Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	8/13/2025	4,443,750	4,442,729	4,410,422
GC EOS Buyer Inc.	Automotive	Term Loan B (06/18)	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	8/1/2025	2,962,500	2,940,820	2,888,438
General Nutrition Centers Inc.	Retail	Term Loan B2	Loan	3M USD LIBOR+	8.75%	0.75%	10.21%	3/4/2021	930,446	929,986	856,010
General Nutrition Centers Inc.	Retail	FILO Term Loan	Loan	1M USD LIBOR+	7.00%	0.00%	8.52%	1/3/2023	585,849	584,748	583,505
Genesee & Wyoming Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	3.46%	12/30/2026	1,500,000	1,492,771	1,489,380
GEO Group Inc. The	Banking Finance Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	3.52%	3/25/2024	2,000,000	1,911,214	1,846,260
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	8/6/2025	2,468,750	2,458,492	2,450,234
GI Revelation Acquisition LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	4/16/2025	1,231,867	1,226,730	1,155,652
Gigamon Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	12/27/2024	2,960,000	2,937,550	2,952,600
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/28/2025	3,039,750	3,039,750	2,886,668
Go Wireless Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.02%	12/22/2024	3,202,597	3,161,265	3,005,093
Goodyear Tire & Rubber Company The	Chemicals Plastics & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	3/7/2025	2,000,000	2,000,000	1,950,000
Greenhill & Co. Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	4/12/2024	3,661,538	3,624,459	3,644,769
Grosvenor Capital Management Holdings LLLP	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	3/28/2025	898,530	894,831	898,530
Guidehouse LLP	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	5/1/2025	3,964,937	3,941,954	3,895,550
Harland Clarke Holdings Corp.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	6.21%	11/3/2023	1,723,072	1,715,720	1,356,919
HD Supply Waterworks Ltd.	Construction & Building	Term Loan	Loan	3M USD LIBOR+	2.75%	1.00%	4.21%	8/1/2024	488,750	487,883	481,419
Helix Acquisition Holdings Inc.	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	5.21%	9/30/2024	2,977,500	2,925,219	2,754,188
Helix Gen Funding LLC	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	6/3/2024	264,030	263,694	253,799
HLF Financing SaRL LLC	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	8/18/2025	3,950,000	3,935,111	3,883,364
Holley Purchaser Inc.	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	6.46%	10/24/2025	2,475,000	2,454,070	2,301,750
Hudson River Trading LLC	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	2/18/2027	6,000,000	5,975,621	5,955,000
Hyperion Refinance S.a.r.l.	Banking Finance Insurance & Real Estate	Tem Loan (12/17)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	12/20/2024	1,709,781	1,701,824	1,691,623
ICH US Intermediate Holdings II Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	5.75%	1.00%	7.21%	12/24/2026	5,000,000	4,803,288	4,875,000
Idera Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	6/28/2024	2,939,742	2,919,274	2,917,694
Informatica LLC	High Tech Industries	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	2/25/2027	500,000	497,500	489,375
Inmar Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	5/1/2024	3,457,043	3,377,774	3,320,939
Innophos Holdings Inc	Chemicals Plastics & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	2/4/2027	500,000	497,521	496,250
ION Media Networks Inc.	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	12/18/2024	997,500	992,818	982,538

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Isagenix International LLC	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	7.21%	6/16/2025	2,796,876	2,750,718	1,118,750
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	6/3/2026	3,229,359	3,211,489	3,172,846
Jill Holdings LLC	Retail	Term Loan (1st Lien)	Loan	3M USD LIBOR+	5.00%	1.00%	6.46%	5/9/2022	1,800,290	1,796,697	1,458,235
JP Intermediate B LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	11/20/2025	4,687,500	4,640,380	2,499,984
KAR Auction Services Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	9/19/2026	249,375	248,789	247,505
Kindred Healthcare Inc.	Healthcare & Pharmaceuticals	Kindred Healthcare T/L (6/18)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	7/2/2025	2,000,000	1,980,000	1,975,000
Lakeland Tours LLC	Hotel Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	4.25%	1.00%	5.71%	12/16/2024	2,457,482	2,450,618	2,248,596
Lannett Company Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.38%	1.00%	6.89%	11/25/2022	2,379,293	2,356,101	2,343,175
Learfield Communications LLC	Media: Advertising Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	12/1/2023	485,000	483,577	439,531
Lifetime Brands Inc.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	2/28/2025	2,992,386	2,955,090	2,857,728
Lighthouse Network LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	12/2/2024	4,129,092	4,115,428	4,123,930
Lightstone Holdco LLC	Energy: Electricity	Term Loan B	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	1/30/2024	1,322,520	1,320,692	1,164,651
Lightstone Holdco LLC	Energy: Electricity	Term Loan C	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	1/30/2024	74,592	74,493	65,688
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	3/27/2025	394,000	393,227	390,060
Lindblad Expeditions Inc.	Hotel Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	3/27/2025	98,500	98,307	97,515
Liquidnet Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	7/15/2024	2,131,268	2,126,212	2,093,970
LPL Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	11/11/2026	1,245,213	1,242,233	1,243,133
Marriott Ownership Resorts Inc.	Hotel Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	3/12/2026	1,500,000	1,500,000	1,432,500
Match Group Inc.	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	3.21%	2/5/2027	250,000	249,377	248,438
McAfee LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	9/30/2024	3,159,418	3,131,317	3,136,165
McDermott International (Americas) Inc.(b)	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	5.00%	1.00%	6.46%	5/12/2025	1,965,000	1,933,938	1,126,928
McGraw-Hill Global Education Holdings LLC	Media: Advertising Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	5/4/2022	956,813	954,867	897,807
Meredith Corporation	Media: Advertising Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	1/31/2025	578,738	577,724	572,227
Messer Industries GMBH	Chemicals Plastics & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	3.96%	3/2/2026	2,977,500	2,970,753	2,917,950
Michaels Stores Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	1/30/2023	2,599,163	2,590,493	2,393,387
Midwest Physician Administrative Services LLC	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	4.27%	8/15/2024	970,910	967,282	951,492
Milk Specialties Company	Beverage Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	8/16/2023	3,899,905	3,848,164	3,696,798
MKS Instruments Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	2/2/2026	887,425	879,526	875,001
MLN US HoldCo LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	11/28/2025	990,000	988,165	932,144
MRC Global (US) Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	9/20/2024	490,000	489,047	477,750
NAI Entertainment Holdings LLC	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	4.02%	5/8/2025	870,833	869,104	855,594
Natgasoline LLC	Chemicals Plastics & Rubber	Term Loan	Loan	6M USD LIBOR+	3.50%	0.00%	4.90%	11/14/2025	495,000	492,907	491,288
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	3/9/2026	1,881,215	1,864,059	1,871,809
National Mentor Holdings Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	3/9/2026	104,662	103,730	104,139
NeuStar Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	8/8/2024	2,962,121	2,918,947	2,688,125
NeuStar Inc.	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	4.50%	1.00%	6.02%	8/8/2024	992,500	975,477	959,311

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Nexstar Broadcasting Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	9/18/2026	249,375	248,222	247,298
NMI Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.75%	1.00%	6.27%	5/23/2023	3,454,906	3,457,271	3,420,357
NorthPole Newco S.a r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	8.46%	3/3/2025	4,812,500	4,371,041	4,162,813
Novetta Solutions LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	10/17/2022	1,919,870	1,911,097	1,878,478
Novetta Solutions LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	10.02%	10/16/2023	1,000,000	994,137	973,750
NPC International Inc.(b)	Beverage Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	3.50%	1.00%	4.96%	4/19/2024	487,500	487,124	237,544
Octave Music Group Inc. The	Services: Business	Term Loan B	Loan	2M USD LIBOR+	5.25%	1.00%	6.75%	5/29/2025	5,000,000	4,950,000	4,937,500
Office Depot Inc.	Retail	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	11/8/2022	2,456,367	2,445,611	2,464,547
Owens & Minor Distribution Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	4/30/2025	492,500	484,678	413,700
Patriot Container Corp.	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	3/20/2025	500,000	497,500	492,500
PCI Gaming Authority	Hotel Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	5/29/2026	878,269	874,086	871,682
Peraton Corp.	Aerospace & Defense	Term Loan	Loan	2M USD LIBOR+	5.25%	1.00%	6.75%	4/29/2024	2,447,449	2,437,345	2,386,263
PGX Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	9/29/2020	3,564,650	3,555,767	1,782,325
PI UK Holdco II Limited	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	1/3/2025	1,473,750	1,467,204	1,449,802
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	8.02%	10/31/2024	2,000,000	1,960,340	1,953,120
Plastipak Packaging Inc	Containers Packaging & Glass	Plastipak Packaging T/L B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	10/15/2024	2,944,583	2,921,203	2,885,691
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	1M USD LIBOR+	6.00%	1.00%	7.52%	12/10/2024	4,000,000	3,922,736	3,988,760
Polymer Process Holdings Inc	Containers Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	7.52%	4/30/2026	2,985,000	2,930,303	2,921,569
Presidio Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	4.96%	1/22/2027	500,000	498,787	495,000
Prime Security Services Borrower LLC	Services: Consumer	Term Loan (Protection One/ADT)	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	9/23/2026	2,992,500	2,975,658	2,905,717
Priority Payment Systems Holdings LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	1/3/2023	2,472,719	2,462,039	2,404,720
Project Accelerate Parent LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.77%	1/2/2025	1,965,000	1,957,491	1,940,438
Prometric Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.52%	1/29/2025	491,288	489,418	473,478
Pug LLC	Services: Consumer	Pug T/L B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	2/12/2027	1,500,000	1,492,500	1,395,000
Rackspace Hosting Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	1.00%	4.46%	11/3/2023	1,476,064	1,467,715	1,403,486
Radio Systems Corporation	Consumer goods: Durable	Term Loan	Loan	2M USD LIBOR+	2.75%	1.00%	4.25%	5/2/2024	1,462,500	1,462,500	1,449,703
Radiology Partners Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	2M USD LIBOR+	4.25%	0.00%	5.75%	7/9/2025	1,432,727	1,426,403	1,413,386
Research Now Group Inc.	Media: Advertising Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.96%	12/20/2024	3,927,406	3,816,352	3,868,494
Resolute Investment Managers Inc.	Banking Finance Insurance & Real Estate	Term Loan (10/17)	Loan	3M USD LIBOR+	3.25%	1.00%	4.71%	4/29/2022	2,680,466	2,681,757	2,673,765
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	8/21/2024	862,069	862,069	858,431
Reynolds Consumer Products Inc.	Containers Packaging & Glass	Reynolds Consumer Products T/L	Loan	3M USD LIBOR+	1.75%	0.00%	3.21%	2/4/2027	1,500,000	1,498,128	1,483,875
RGIS Services LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	8.96%	3/31/2023	482,554	477,839	421,994
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.25%	1.00%	4.77%	2/28/2025	982,500	980,484	884,250
Rocket Software Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	11/28/2025	3,970,000	3,953,381	3,817,393
Russell Investments US Institutional Holdco Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	6/1/2023	5,637,965	5,554,276	5,553,396
Sahara Parent Inc.	High Tech Industries	Term Loan B (11/18)	Loan	3M USD LIBOR+	6.25%	0.00%	7.71%	8/16/2024	1,955,250	1,938,956	1,877,040
Sally Holdings LLC	Retail	Term Loan (Fixed)	Loan	1M USD LIBOR+	0.00%	0.00%	0.00%	7/5/2024	1,000,000	996,778	980,000

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/5/2024	768,409	765,606	753,041
Savage Enterprises LLC	Energy: Oil & Gas	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	8/1/2025	3,284,831	3,247,280	3,270,049
SCS Holdings I Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	7/1/2026	1,990,000	1,985,537	1,976,329
Seadrill Operating LP	Energy: Oil & Gas	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.46%	2/21/2021	905,168	891,491	288,359
Shutterfly Inc.	Media: Advertising Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.46%	9/25/2026	870,968	829,352	827,968
SMB Shipping Logistics LLC	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	2/2/2024	1,947,873	1,946,123	1,913,785
SMG US Midco 2 Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	1/23/2025	500,000	500,000	495,000
Snacking Investment BidCo Pty Limited	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	12/18/2026	1,000,000	990,193	987,500
Sotheby’s	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	7.02%	1/15/2027	3,324,994	3,258,223	3,315,285
SP PF Buyer LLC	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	12/19/2025	1,985,000	1,911,678	1,801,388
SRAM LLC	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	3.72%	3/15/2024	1,769,661	1,762,426	1,756,388
SS&C European Holdings S.A.R.L.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	199,839	199,466	196,841
SS&C Technologies Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	493,682	492,653	486,000
SS&C Technologies Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/16/2025	280,056	279,525	275,855
Staples Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD LIBOR+	5.00%	0.00%	6.52%	4/16/2026	1,960,188	1,960,188	1,928,334
Stats Intermediate Holdings LLC	Hotel Gaming & Leisure	Term Loan	Loan	6M USD LIBOR+	5.25%	0.00%	6.65%	7/10/2026	2,000,000	1,953,068	1,920,000
Steak N Shake Operations Inc.	Beverage Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	3/19/2021	824,991	823,352	662,740
STG-Fairway Holdings LLC	Services: Business	STG Fairway T/L (First Advantage) (Fastball Merger	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	1/29/2027	500,000	497,500	496,040
Sybil Software LLC	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.71%	9/29/2023	263,565	262,651	261,918
Teneo Holdings LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	7/11/2025	2,493,750	2,401,489	2,381,531
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.52%	10/1/2025	1,485,000	1,472,625	1,386,619
Ten-X LLC	Banking Finance Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	9/30/2024	1,960,000	1,958,142	1,927,327
Terex Corporation	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.75%	0.75%	4.27%	1/31/2024	992,500	988,635	991,567
TGG TS Acquisition Company	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	8.02%	12/15/2025	2,766,667	2,639,073	2,711,333
The Edelman Financial Center LLC	Banking Finance Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	7/21/2025	1,237,500	1,232,467	1,211,203
The Knot Worldwide Inc	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	6.02%	12/19/2025	3,960,000	3,952,856	3,890,700
Thor Industries Inc.	Automotive	Term Loan (USD)	Loan	2M USD LIBOR+	3.75%	0.00%	5.25%	2/2/2026	2,031,203	2,018,102	2,000,735
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	6.77%	3/6/2026	2,334,338	2,281,664	2,209,288
Tivity Health Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	3/8/2024	1,600,000	1,586,231	1,504,000
Transdigm Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	8/22/2024	4,106,293	4,111,126	4,013,901
Travel Leaders Group LLC	Hotel Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.52%	1/25/2024	2,462,500	2,458,773	2,410,172
TRC Companies Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	6/21/2024	3,376,818	3,366,553	3,250,188
TRC Companies Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.52%	6/21/2024	997,500	982,926	980,044
Trico Group LLC	Containers Packaging & Glass	Incremental Term Loan	Loan	3M USD LIBOR+	7.00%	1.00%	8.46%	2/2/2024	4,758,359	4,645,140	4,675,088
Truck Hero Inc.	Transportation: Cargo	First Lien Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	5.27%	4/22/2024	2,927,444	2,910,795	2,874,984
Trugreen Limited Partnership	Services: Consumer	Term Loan (03/19)	Loan	1M USD LIBOR+	3.75%	1.00%	5.27%	3/19/2026	981,396	972,628	981,396
Twin River Worldwide Holdings Inc.	Hotel Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	4.27%	5/11/2026	995,000	990,418	971,060
United Natural Foods Inc.	Beverage Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.77%	10/22/2025	3,465,000	3,270,106	2,875,950
Univar Solutions Inc.	Chemicals Plastics & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	7/1/2024	1,627,723	1,621,989	1,603,307

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	4.27%	3/15/2024	2,746,369	2,735,251	2,634,565
URS Holdco Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	1M USD LIBOR+	5.75%	1.00%	7.27%	8/30/2024	984,169	973,856	821,778
US Ecology Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	11/2/2026	500,000	498,859	496,250
VeriFone Systems Inc.	Banking Finance Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	5.46%	8/20/2025	5,431,250	5,403,194	5,214,000
Verra Mobility Corp.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	4.77%	2/28/2025	491,250	489,331	483,881
VFH Parent LLC	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	3/2/2026	3,801,266	3,787,581	3,793,663
Victory Capital Holdings Inc.	Banking Finance Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	4.02%	7/1/2026	422,273	418,485	415,939
Virtus Investment Partners Inc.	Banking Finance Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.75%	3.77%	6/3/2024	3,218,500	3,217,979	3,213,479
Vistra Operations Company LLC	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	12/31/2025	927,500	926,595	919,094
Vizient Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	3.52%	5/6/2026	496,250	495,208	491,600
VS Buyer T/L (Veeam Software)	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.25%	0.00%	4.71%	2/28/2027	1,000,000	1,000,000	986,250
Weight Watchers International Inc.	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.75%	0.75%	6.21%	11/29/2024	1,670,130	1,645,266	1,665,955
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	5.02%	10/10/2024	2,961,172	2,889,546	2,319,573
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	1M USD LIBOR+	4.00%	1.00%	5.52%	10/10/2024	1,237,374	1,164,156	981,002
Western Dental Services Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	6.77%	6/30/2023	2,438,722	2,424,403	2,444,819
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	3.27%	4/29/2023	903,135	885,248	892,975
Winter Park Intermediate Inc.	Automotive	Term Loan	Loan	1M USD LIBOR+	4.75%	0.00%	6.27%	4/4/2025	1,984,953	1,966,855	1,951,864
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	8/5/2024	2,955,118	2,931,790	2,766,730
WP CityMD Bidco LLC	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	4.50%	1.00%	5.96%	8/13/2026	3,500,000	3,467,362	3,476,375
YS Garments LLC	Retail	Term Loan	Loan	1W USD LIBOR+	6.00%	1.00%	7.57%	8/9/2024	1,937,500	1,921,365	1,908,438
Zekelman Industries Inc	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.77%	1/19/2027	1,000,000	1,000,000	977,500
Zep Inc.	Chemicals Plastics & Rubber	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.46%	8/12/2024	2,443,750	2,434,999	1,840,461
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.02%	3/14/2025	982,500	978,750	934,603
										$526,004,959	$500,999,934

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	9,081,041	$9,081,041	$9,081,041
Total cash and cash equivalents	9,081,041	$9,081,041	$9,081,041

(a)	All or a portion of this investment has an unfunded commitment as of February 29, 2020 (see Note 6 in Notes to financial statements).
(b)	As of February 29, 2020, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2020.

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

2M USD LIBOR—The 2 month USD LIBOR rate as of February 29, 2020 was 1.50%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 29, 2020 was 1.46%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 29, 2020 was 1.40%.

Prime—The Prime Rate as of February 29, 2020 was 4.75%.

Note 5. Income Taxes

SIA-Avionte, Inc., SIA-GH, Inc.,  SIA-MAC, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences adjustments arising from net operating losses and unrealized appreciation and depreciation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to pay federal tax on the net capital gain, potentially in the form of a “deemed distribution” to its stockholders.  Income tax (provision) relating to an election to retain its net capital gains, including in the form of a deemed distribution, is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.  During the three months ended November 30, 2020, the Company paid federal tax of $3.9 million on the undistributed net gains it elected to retain for the tax year ended February 29, 2020.

Deferred tax assets and liabilities, and related valuation allowance as of November 30, 2020 and February 29, 2020 were as follows:

	November 30, 2020	February 29, 2020
Total deferred tax assets	$(1,965,687)	$1,744,879
Total deferred tax liabilities	1,471,324	(1,412,486)
Valuation allowance on net deferred tax assets	1,928,869	(1,679,756)
Net deferred tax liability	$1,434,505	$(1,347,363)

As of November 30, 2020, the valuation allowance on deferred tax assets was $1.9  million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the three months ended November 30, 2020 includes $0.2 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended November 30, 2019 includes $1.1 million net change in unrealized appreciation (depreciation) on investments and $(1.0) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the nine months ended November 30, 2020 includes $0.1 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the nine months ended November 30, 2019 includes $1.8 million net change in unrealized appreciation (depreciation) on investments and $(1.5) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for three and nine months ended November 30, 2020 and November 30, 2019:

	For the three months ended		For the nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Current
Federal	$-	$-	$-	$-
State	-	-	-	-
Net current expense	-	-	-	-
Deferred
Federal	195,652	38,486	24,814	252,303
State	44,153	22,033	62,328	69,621
Net deferred expense	239,805	60,519	87,142	321,924
Net tax provision	$239,805	$60,519	$87,142	$321,924

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

For the three months ended November 30, 2020 and November 30, 2019, the Company incurred $2.3 million and $2.1 million in base management fees, respectively. For the three months ended November 30, 2020 and November 30, 2019, the Company incurred $1.2 million and $1.5 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2020 and November 30, 2019, the Company accrued an expense of $1.1  million and an expense of $1.6 million in incentive fees related to capital gains.

For the nine months ended November 30, 2020 and November 30, 2019, the Company incurred $6.7 million and $6.0 million in base management fees, respectively. For the nine months ended November 30, 2020 and November 30, 2019, the Company incurred $4.0 million and $4.1 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2020 and November 30, 2019, the Company accrued a (benefit) of $(2.0) million and an expense of $3.2 million in incentive fees related to capital gains, respectively.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2020, the base management fees accrual was $2.3 million and the incentive fees accrual was $2.5 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, the base management fees accrual was $2.1 million and the incentive fees accrual was $13.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2020 and November 30, 2019, we recognized $0.7 million and $0.6 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2020 and November 30, 2019, we recognized $1.9 million and $1.6 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2020, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, $0.5 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

On August 7, 2018, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse, a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $25 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expired on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%.

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

For the three months ended November 30, 2020 and November 30, 2019, we recognized management fee income of $0.6 million and $0.6 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2020 and November 30, 2019, we recognized management fee income of $1.9 million and $1.9 million, respectively, related to the Saratoga CLO.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information.

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd., a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. Pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. As of November 30, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $24.8 million.

For the nine months ended November 30, 2020 and November 30, 2019, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 377.3% as of November 30, 2020 and 607.1% as of February 29, 2020. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Credit Facility”), in each case, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, have been pledged under the Credit Facility to secure our obligations thereunder.

On February 24, 2012, we amended the Credit Facility to, among other things:

●	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

●	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

●	remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

On September 17, 2014, we entered into a second amendment to the Credit Facility to, among other things:

●	extend the commitment termination date from February 24, 2015 to September 17, 2017;

●	extend the maturity date of the Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

●	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

●	reduce the floor on base rate borrowings from 3.00% to 2.25%, and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility to, among other things:

●	extend the commitment termination date from September 17, 2017 to September 17, 2020;

●	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025 (unless terminated sooner upon certain events);

●	reduce the floor on base rate borrowings from 2.25% to 2.00%;

●	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

●	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

On April 24, 2020, we entered into a fourth amendment to the Credit Facility to, among other things:

●	permit certain amendments related to the Paycheck Protection Program (“Permitted PPP Amendment”) to Loan Asset Documents;

●	exclude certain debt and interest amounts allowed by the Permitted PPP Amendments from certain calculations related to Net Leverage Ratio, Interest Coverage Ratio and EBITDA; and

●	exclude such Permitted PPP Amendments from constituting a Material Modification.

On September 14, 2020, we entered into a fifth amendment to the Credit Facility to, among other things:

●	extend the commitment termination date of the Credit Facility from September 17, 2020 to September 17, 2021, with no change to the maturity date of September 17, 2025.

●	provide for the transition away from the LIBOR Rate in the market, and

●	expand the definition of Eligible Loan Asset to allow investments with certain recurring revenue features to qualify as Collateral and be included in the borrowing base.

In addition to any fees or other amounts payable under the terms of the Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of November 30, 2020 and February 29, 2020, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.3 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended November 30, 2020 and November 30, 2019, we recorded $0.1 million and $0.1 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2020 and November 30, 2019, we recorded $0.03 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.72%, and the average dollar amount of outstanding borrowings under the Credit Facility was $2.1 million.

For the nine months ended November 30, 2020 and November 30, 2019, we recorded $0.3 million and $0.4 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2020 and November 30, 2019, we recorded $0.08 million and $0.07 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2019, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.67%, and the average dollar amount of outstanding borrowings under the Credit Facility was $0.8 million.

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

Our borrowing base under the Credit Facility was $46.4 million subject to the Credit Facility cap of $45.0 million at November 30, 2020. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the November 30, 2020 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2020. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

Our wholly-owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA.

On August 14, 2019, the Company’s wholly-owned subsidiary, SBIC II LP, received an SBIC license from the SBA. The new license provides up to $175.0 million in additional long-term capital in the form of SBA debentures. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million. With this license approval, Saratoga can grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

As of November 30, 2020, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $69.0 million, respectively, and have $176.0 million in SBA-guaranteed debentures outstanding, of which $150.0 million is held in SBIC LP and $26.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

As noted above, as of November 30, 2020, there was $176.0 million of SBA debentures outstanding and as of February 29, 2020, there was $150.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $1.3 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2020 and November 30, 2019, we recorded $1.3 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2020 and November 30, 2019, we recorded $0.2 million and $0.1 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2020 and November 30, 2019 on the outstanding borrowings of the SBA debentures was 2.97% and 3.21%, respectively. During the three months ended November 30, 2020 and November 30, 2019, the average dollar amount of SBA debentures outstanding was $170.3 million and $150.0 million, respectively.

For the nine months ended November 30, 2020 and November 30, 2019, we recorded $3.8 million and $3.6 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2020 and November 30, 2019, we recorded $0.5 million and $0.4 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2020 and November 30, 2019 on the outstanding borrowings of the SBA debentures was 4.57% and 3.24%, respectively. During the nine months ended November 30, 2020 and November 30, 2019, the average dollar amount of SBA debentures outstanding was $165.9 million and $150.0 million, respectively.

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

As of November 30, 2020, the total 6.25% 2025 Notes outstanding was $60.0 million. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of November 30, 2020, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $62.0 million, respectively. The fair value of the 6.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2020, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $60.6 million, respectively.

For the three months ended November 30, 2020 and November 30, 2019, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2020 and November 30, 2019, the average dollar amount of 6.25% 2025 Notes outstanding was $60.0 million and $60.0 million, respectively.

For the nine months ended November 30, 2020 and November 30, 2019, we recorded $2.8 million and $2.8 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2020 and November 30, 2019, the average dollar amount of 6.25% 2025 Notes outstanding was $60.0 million and $60.0 million, respectively.

As discussed above, during the fourth quarter of 2020 fiscal year, the Company redeemed $74.45 million in aggregate principal amount of issued outstanding 2023 Notes.

For the three and nine months ended November 30, 2019, we recorded $1.3 million and $3.8 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 2023 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of options. During the three and nine months ended November 30, 2019 the average dollar amount of 2023 Notes outstanding was $74.5 million and $74.5 million respectively.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes.

As of November 30, 2020, the total 7.25% Notes 2025 outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

As of November 30, 2020, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $45.0 million, respectively. The fair value of the 7.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2020, the carrying amount and fair value of the 7.25% 2025 Notes was $0.0 million and $0.0 million, respectively.

For the three and nine months ended November 30, 2020, we recorded $0.8 million and $1.4 million, respectively, of interest expense and $0.08 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations options. During the three and nine months ended November 30, 2020 the average dollar amount of 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million respectively.

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

As of November 30, 2020, the total 7.75% Notes 2025 outstanding was $5.0 million The 7.75% 2025 Notes are not listed and have a par value of $25.00 per share. As of November 30, 2020, there was $5.0 million of 7.75% 2025 Notes outstanding and as of February 29, 2020, there was $0.0 million outstanding. The carrying amount of the amount outstanding of 7.75% 2025 Notes approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three and nine months ended November 30, 2020, we recorded $0.1 million and $0.2 million, respectively, of interest expense and $0.0 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three and nine months ended November 30, 2020 the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

Senior Securities

Information about our senior securities is shown in the following table as of November 30, 2020 for the fiscal year periods indicated in the table, unless otherwise noted.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Madison Capital Funding
Fiscal year 2021 (as of November 30, 2020)	$-	$3,773	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025
Fiscal year 2021 (as of November 30, 2020)	$60,000	$3,773	-	$23.87	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2021 (as of November 30, 2020)	$43,125	$3,773	-	$25.53	(11)
7.75% Notes due 2025
Fiscal year 2021 (as of November 30, 2020)	$5,000	$3,773	-	$25.00	(12)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.
(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.
(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2020:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$-	$-	$-	$-	$-
SBA debentures	176,000	-	40,000	39,000	97,000
6.25% 2025 Notes	60,000	-	-	60,000	-
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000		-	5,000	-
Total Long-Term Debt Obligations	$284,125	$-	$40,000	$147,125	$97,000

Off-Balance Sheet Arrangements

As of November 30, 2020 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $49.8 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2020 and February 29, 2020 is shown in the table below (dollars in thousands):

	November 30, 2020	February 29, 2020
At Company’s discretion
CLEO Communications Holding, LLC	$630	$-
inMotionNow, Inc.	-	3,000
Omatic Software, LLC	-	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	-	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	-	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000
	18,805	46,500

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	-	1,000
Axiom Purchaser, Inc.	-	1,000
CoConstruct, LLC	6,500	3,500
Davisware, LLC	1,022	2,000
GoReact	2,000	2,000
Granite Comfort, LP	8,000	-
HemaTerra Holding Company, LLC	2,000	4,000
New England Dental Partners	7,445	-
Passageways, Inc.	3,000	3,000
Procurement Partners, LLC	1,000	-
Village Realty Holdings LLC	-	1,124
	30,967	17,624
Total	$49,772	$64,124

Note 9. Directors Fees

The independent directors receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of- pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2020 and November 30, 2019, we incurred $0.06 million and $0.06 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2020 and November 30, 2019, we incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of November 30, 2020 and February 29, 2020, $0.04 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2020, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of November 30, 2020, the Company purchased 358,812 shares of common stock, at the average price of $17.14 for approximately $6.2 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2020, the Company purchased 50,000 shares of common stock, at the average price of $18.28 for approximately $0.9 million pursuant to the Share Repurchase Plan. During the nine months ended November 30, 2020, the Company purchased 140,321 shares of common stock, at the average price of $17.56 for approximately $2.5 million pursuant to the Share Repurchase Plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of November 30, 2020, the Company sold 3,992,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the nine months ended November 30, 2020, there was no activity related to the ATM offering.

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

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187
Increase (Decrease) from Operations:
Net investment income	-	-	-	3,680,788	3,680,788
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,989,130	3,989,130
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(20,930)	(20,930)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,176,132)	(4,176,132)
Capital Share Transactions:
Proceeds from issuance of common stock	76,448	77	1,772,557	-	1,772,634
Stock dividend distribution	31,240	31	667,358	-	667,389
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	(4,365)	-	(4,365)
Balance at May 31, 2019	7,764,844	$7,765	$205,988,350	$(19,212,414)	$186,783,701
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,956,074	4,956,074
Net realized gain (loss) from investments	-	-	-	1,870,089	1,870,089
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,457,872	1,457,872
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(704,263)	(704,263)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,336,226)	(4,336,226)
Capital Share Transactions:
Proceeds from issuance of common stock	1,371,667	1,371	34,101,012	-	34,102,383
Stock dividend distribution	31,545	32	714,497	-	714,529
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	(507,592)	-	(507,592)
Balance at August 31, 2019	9,168,056	$9,168	$240,296,267	$(15,968,868)	$224,336,567
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,575,303	4,575,303
Net realized gain (loss) from investments	-	-	-	10,739,678	10,739,678
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(536,151)	(536,151)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,061,608)	(1,061,608)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,323,383)	(5,323,383)
Capital Share Transactions:
Proceeds from issuance of common stock	1,952,367	1,951	49,351,357	-	49,353,308
Stock dividend distribution	34,575	36	806,857	-	806,893
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	(710,257)	-	(710,257)
Balance at November 30, 2019	11,154,998	$11,155	$289,744,224	$(7,575,029)	$282,180,350
Increase (Decrease) from Operations:
Net investment income	-	-	-	66,106	66,106
Net realized gain (loss) from investments	-	-	-	30,267,388	30,267,388
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,681,765)	(5,681,765)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,141,150	2,141,150
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,261,839)	(6,261,839)
Capital Share Transactions:
Proceeds from issuance of common stock	26,865	27	676,089	-	676,116
Stock dividend distribution	35,682	36	907,645	-	907,681
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	(8,334)	-	(8,334)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(1,842,633)	1,842,633	-
Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,018,314	9,018,314
Net realized gain (loss) from investments	-	-	-	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	-	-
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,334,713	5,334,713
Net realized gain (loss) from investments	-	-	-	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	47,098	46	774,944	-	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	-	(1,550,417)
Repurchase fees	-	-	(1,740)	-	(1,740)
Offering costs	-	-	-	-	-
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,471,102	4,471,102
Net realized gain (loss) from investments	-	-	-	1,798	1,798
Income tax (provision) benefit from realized gain on investments				(3,895,354)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,998,830	5,998,830
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(210,057)	(210,057)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,581,469)	(4,581,469)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	45,706	46	805,883	-	805,929
Repurchases of common stock	(50,000)	(50)	(914,194)	-	(914,244)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Balance at November 30, 2020	11,170,028	$11,170	$288,590,554	$11,251,166	$299,852,890

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended November 30, 2020 and November 30, 2019 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Net increase (decrease) in net assets resulting from operations	$6,366	$13,717	$5,521	$28,946
Weighted average common shares outstanding	11,169,817	10,036,086	11,198,287	8,702,190
Weighted average earnings (loss) per common share	$0.57	$1.37	$0.49	$3.33

Note 12. Dividend

On October 7, 2020, our board of directors declared a dividend of $0.41 per share, which was paid on November 10, 2020, to common stockholders of record as of October 26, 2020. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9, and 10, 2020.

On July 7, 2020, our board of directors declared a dividend of $0.40 per share, which was paid on August 12, 2020, to common stockholders of record as of July 27, 2020. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

During the three months ended May 31, 2020, there were no dividends declared.

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

The following table summarizes dividends declared for the nine months ended November 30, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
October 6, 2020	October 27, 2020	November 10, 2020	$0.41	$4,581
July 7, 2020	July 27, 2020	August 12, 2020	0.40	4,487
Total dividends declared			$0.81	$9,068

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 27, 2019	September 13, 2019	September 26, 2019	$0.56	$5,323
May 28, 2019	June 13, 2019	July 27, 2019	0.55	4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176
Total dividends declared			$1.65	$13,835

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2020 and November 30, 2019:

Per share data	November 30, 2020	November 30, 2019
Net asset value at beginning of period	$27.13	$23.62
Net investment income(1)	1.68	1.52
Net realized and unrealized gain and losses on investments(1)	(1.19)	1.81
Net increase in net assets resulting from operations	0.49	3.33
Distributions declared from net investment income	(0.81)	(1.65)
Total distributions to stockholders	(0.81)	(1.65)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.11	-
Dilution(4)	(0.08)	-
Net asset value at end of period	$26.84	$25.30
Net assets at end of period	$299,852,890	$282,180,350
Shares outstanding at end of period	11,170,028	11,154,998
Per share market value at end of period	$22.13	$25.10
Total return based on market value(5)(6)	1.24%	17.15%
Total return based on net asset value(5)(7)	3.69%	15.17%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	8.66%	9.15%
Expenses:
Ratio of operating expenses to average net assets(9)	5.02%	5.30%
Ratio of incentive management fees to average net assets(5)	0.66%	3.34%
Ratio of interest and debt financing expenses to average net assets(9)	4.24%	7.08%
Ratio of total expenses to average net assets(8)	9.92%	15.72%
Portfolio turnover rate(5)(10)	10.07%	21.77%
Asset coverage ratio per unit(11)	3,773	3,099
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
6.75% Notes Payable 2023(13)	N/A	$25.64
6.25% Notes Payable 2025	$23.87	$25.67
7.25% Notes Payable 2025(14)	$25.53	N/A
7.75% Notes Payable 2025(12)	N/A	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the net asset value per share ("NAV") of the Company due to the repurchase of common shares. See Note 10, Stockholders' Equity.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company's annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facility, SBA Debentures and 7.75% Notes Payable 2025 are not registered for public trading.
(13)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.
(14)	Period from close of business on June 30, 2020 through November 30, 2020.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On January 5, 2021, the Company declared a dividend of $0.42 per share payable on February 10, 2021, to common stockholders of record on January 26, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

Subsequent to November 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended November 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results and the impact of COVID-19 pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

The following statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment, including with respect to the anticipated discontinuation of LIBOR, or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;

●	the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Manager’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

●	an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which may have a material impact on our portfolio companies’ results of operations and financial condition, which could lead to the loss of some or all of our investments in certain portfolio companies and have a material adverse effect on our results of operations and financial condition;

●	a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

●	risks associated with possible disruption in our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

●	the risks, uncertainties and other factors we identify in “Risk Factors” in our most recent Annual Report on Form 10-K under Part I, Item 1A, in our quarterly reports on Form 10-Q, including this report, and in our other filings with the SEC that we make from time to time.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel and hospitality, and temporarily closing or limiting operations at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from December 1, 2020 through January 6, 2021. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended November 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of November 30, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our November 30, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID- 19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of November 30, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the nine months ended November 30, 2020, there was no activity related to the ATM offering.

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

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 6.25% 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 6.25% 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. As of November 30, 2020, the total 6.25% 2025 Notes outstanding was $60.0 million. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd., a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. Pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. As of November 30, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $24.8 million.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. As of November 30, 2020, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of November 30, 2020, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and has a par value of $25.00 per share.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO and the Class F-R-2 Notes and Class G-R-2 Notes tranches of the Saratoga CLOs every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. As of November 30, 2020, the Company’s investment in the CLO 2013-1 Warehouse 2 had a fair value of $24.8 million.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to independent directors and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Manager for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our net asset value (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Manager payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Manager payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the U.S. Securities and Exchange Commission (“SEC”) and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

The incentive fee had two parts:

●	A fee, payable quarterly in arrears, equal to 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeded a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our former investment adviser received no incentive fee unless our pre-incentive fee net investment income exceeded the hurdle rate of 1.875%. Amounts received as a return of capital were not included in calculating this portion of the incentive fee. Since the hurdle rate was based on net assets, a return of less than the hurdle rate on total assets could still have resulted in an incentive fee.

●	A fee, payable at the end of each fiscal year, equal to 20.0% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis on each investment in the Company’s portfolio, less the aggregate amount of capital gains incentive fees paid to our former investment adviser through such date.

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

The terms of the investment advisory and management agreement with Saratoga Investment Advisors, our current investment adviser, are substantially similar to the terms of the investment advisory and management agreement we had entered into with GSCP (NJ), L.P., our former investment adviser, except for the following material distinctions in the fee terms:

●	The capital gains portion of the incentive fee was reset with respect to gains and losses from May 31, 2010, and therefore losses and gains incurred prior to such time will not be taken into account when calculating the capital gains fee payable to Saratoga Investment Advisors and, as a result, Saratoga Investment Advisors will be entitled to 20.0% of net gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 equal the fair value of such investment as of such date. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P., the capital gains fee was calculated from March 21, 2007, and the gains were substantially outweighed by losses.

●	Under the “catch up” provision, 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income that exceeds 1.875% but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga Investment Advisors. This will enable Saratoga Investment Advisors to receive 20.0% of all net investment income as such amount approaches 2.344% in any quarter, and Saratoga Investment Advisors will receive 20.0% of any additional net investment income. Under the investment advisory and management agreement with our former investment adviser, GSCP (NJ), L.P. only received 20.0% of the excess net investment income over 1.875%.

●	We will no longer have deferral rights regarding incentive fees in the event that the distributions to stockholders and change in net assets is less than 7.5% for the preceding four fiscal quarters.

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

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company has assessed the Final Rule, and believes that effective February 28, 2021, it will no longer be an accelerated filer. As a result, the Company will file its Annual Report on Form 10-K for the fiscal year ending February 28, 2021 as a non-accelerated filer.

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2020	February 29, 2020
	($ in millions)
Number of investments(1)	83	74
Number of portfolio companies(2)	42	35
Average investment per portfolio company(2)	$11.7	$12.9
Average investment size(1)	$6.3	$6.3
Weighted average maturity(3)	2.6 yrs	3.1 yrs
Number of industries	32	28
Non-performing or delinquent investments (fair value)	$6.2	$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$31.3(6.3)%	$29.7(6.8)%
Fixed rate debt (weighted average current coupon)(3)	8.8%	9.3%
Floating rate debt (% of interest earning portfolio)(3)	$463.0(93.7)%	$404.4(93.2)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.5%	8.0%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO and loan to Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended November 30, 2020, we invested $51.3 million  in new or existing portfolio companies and had $18.3 million in aggregate amount of exits and repayments resulting in net investments of $33.0 million for the period. During the three months ended November 30, 2019, we invested $40.8 million in new or existing portfolio companies and had $51.2 million in aggregate amount of exits and repayments resulting in net exits and repayments of $10.4 million for the period.

During the nine months ended November 30, 2020, we invested $122.0 million in new or existing portfolio companies and had $50.9 million in aggregate amount of exits and repayments resulting in net investments of $71.1 million for the period. During the nine months ended November 30, 2019, we invested $160.7 million in new or existing portfolio companies and had $97.2 million in aggregate amount of exits and repayments resulting in net investments of $63.5 million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2020 and February 29, 2020 at fair value was as follows:

	November 30, 2020		February 29, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	74.5%	9.5%	71.3%	9.6%
Second lien term loans	9.2	11.5	15.1	10.7
Unsecured term loans	4.9	4.4	0.9	9.3
Structured finance securities	5.7	17.6	6.7	11.4
Equity interests	5.7	-	6.0	-
Total	100.0%	9.4%	100.0%	9.3%

At November 30, 2020, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $21.6 million and constituted 3.9% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of November 30, 2020 and February 29, 2020, was composed of $540.0 million and $528.4 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of November 30, 2020, we also own $2.5 million in aggregate principal of the F-R-2 Notes and $7.5 million in aggregate principal of the G-R-2 Notes in the Saratoga CLO, that only rank senior to the subordinated notes. At November 30, 2020, our investment in CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO, had a fair value of $24.8 million and constituted 4.5% of our portfolio.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2020, $512.7 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and five Saratoga CLO portfolio investments were in default with a fair value of $1.7 million. At February 29, 2020, $494.2 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $1.4 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2020 and February 29, 2020 was as follows:

Saratoga Investment Corp.

	November 30, 2020		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$458,469	83.8%	$429,784	88.5%
Yellow	35,836	6.6	2,141	0.5
Red	-	0.0	2,137	0.4
N/A(1)	52,639	9.6	51,570	10.6
Total	$546,944	100.0%	$485,632	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 29, 2020 to $2.0 million as of November 30, 2020 was primarily related to the additional interest accruals reserved on My Alarm Center, LLC, Roscoe Medical, Inc. and TMAC Acquisition Co., LLC.

The CMR distribution of Saratoga CLO investments at November 30, 2020 and February 29, 2020 was as follows:

Saratoga CLO

	November 30, 2020		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$439,472	85.0%	$456,767	91.1%
Yellow	73,185	14.2	37,446	7.5
Red	3,912	0.8	6,787	1.4
N/A(1)	145	0.0	0	0.0
Total	$516,714	100.0%	$501,000	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2020 and February 29, 2020:

Saratoga Investment Corp.

	November 30, 2020		February 29, 2020*
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Education Software	$84,613	15.5%	$96,055	19.8%
IT Services	81,556	14.9	62,541	12.9
Structured Finance Securities(1)	56,131	10.3	34,675	7.1
Education Services	32,358	5.9	36,365	7.5
Healthcare Services	30,468	5.4	28,455	5.9
Healthcare Software	28,910	5.3	30,764	6.3
Sports Management	24,521	4.5	25,740	5.3
Dental Practice Management Software	22,931	4.2	-	0.0
Payroll Services	19,089	3.5	19,055	3.9
Marketing Services	17,200	3.1	14,200	2.9
Hospitality/Hotel	15,088	2.8	14,894	3.1
Real Estate Services	14,859	2.7	-	0.0
Construction Management Services	14,135	2.6	4,284	0.9
Property Management	12,973	2.4	11,503	2.4
Cyber Security	12,868	2.4	9,982	2.1
Corporate Governance	9,522	1.7	9,090	1.9
Industrial Products	9,502	1.7	10,779	2.2
Waste Services	8,969	1.6	9,000	1.9
Healthcare Products Manufacturing	8,153	1.5	7,717	1.6
HVAC Services and Sales	6,930	1.3	-	0.0
Facililties Maintenance	6,538	1.2	5,375	1.1
Dental Practice Management	6,489	1.2	-	0.0
Non-profit Services	5,525	1.0	5,555	1.1
Healthcare Supply	4,338	0.8	2,137	0.4
Field Service Management	3,952	0.7	2,970	0.6
Office Supplies	3,527	0.6	3,799	0.8
Metals	1,998	0.4	3,130	0.6
Restaurant	1,985	0.4	2,140	0.4
Staffing Services	693	0.1	922	0.2
Financial Services	425	0.1	32,090	6.6
Consumer Products	392	0.1	418	0.1
Consumer Services	306	0.1	1,997	0.4
Total	$546,944	100.0%	$485,632	100.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.
(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO and Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2020 and February 29, 2020:

Saratoga CLO

	November 30, 2020		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking Finance Insurance & Real Estate	$96,062	18.6%	$87,957	17.6%
Services: Business	44,988	8.7	45,735	9.1
Healthcare & Pharmaceuticals	38,770	7.5	39,978	8.0
High Tech Industries	38,413	7.4	32,897	6.6
Telecommunications	29,327	5.8	28,317	5.6
Services: Consumer	24,105	4.7	28,327	5.6
Aerospace & Defense	23,741	4.6	25,093	5.0
Media: Advertising Printing & Publishing	21,752	4.2	19,808	4.0
Chemicals Plastics & Rubber	18,945	3.7	14,689	2.9
Beverage Food & Tobacco	17,512	3.4	21,637	4.3
Consumer goods: Non-durable	17,694	3.4	15,700	3.1
Hotel Gaming & Leisure	17,024	3.3	16,883	3.4
Automotive	14,997	2.9	13,820	2.8
Containers Packaging & Glass	12,467	2.4	15,753	3.1
Media: Broadcasting & Subscription	12,573	2.4	7,959	1.6
Retail	11,901	2.3	14,538	2.9
Capital Equipment	10,784	2.1	9,551	1.9
Consumer goods: Durable	8,383	1.6	11,674	2.3
Utilities: Oil & Gas	7,952	1.5	7,306	1.5
Transportation: Cargo	7,095	1.4	7,054	1.4
Forest Products & Paper	7,375	1.4	5,385	1.1
Metals & Mining	7,352	1.4	4,112	0.8
Transportation: Consumer	6,148	1.2	1,914	0.4
Construction & Building	4,393	0.9	7,617	1.5
Utilities: Electric	4,262	0.8	4,752	1.0
Media: Diversified & Production	3,058	0.6	2,711	0.5
Wholesale	2,833	0.5	1,928	0.4
Energy: Oil & Gas	2,135	0.4	3,559	0.7
Energy: Electricity	1,990	0.4	3,357	0.7
Utilities	1,708	0.3	-	0.0
Environmental Industries	975	0.2	989	0.2
Total	$516,714	100.0%	$501,000	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2020 and February 29, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2020		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$170,188	31.1%	$165,353	34.0%
West	130,903	23.9	99,390	20.5
Midwest	101,415	18.5	75,528	15.5
Other	76,867	14.1	55,877	11.5
Northeast	22,968	4.2	18,047	3.7
Northwest	12,868	2.4	9,981	2.1
Southwest(1)	31,735	5.8	61,456	12.7
Total	$546,944	100.0%	$485,632	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO, Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd and foreign investments.

Results of operations

Operating results for the three and nine months ended November 30, 2020 and November 30, 2019 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
	($ in thousands)
Total investment income	$14,283	$14,196	$41,435	$40,835
Total operating expenses	9,812	9,621	22,611	27,623
Net investment income	4,471	4,575	18,824	13,212
Net realized gain (loss) from investments	2	10,740	22	12,610
Income tax (provision) benefit from realized gain on investments	(3,895)	-	(3,895)	-
Net change in unrealized appreciation (depreciation) on investments	5,999	(536)	(9,371)	4,911
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(210)	(1,062)	(59)	(1,787)
Net increase (decrease) in net assets resulting from operations	$6,367	$13,717	$5,521	$28,946

Investment income

The composition of our investment income for three and nine months ended November 30, 2020 and November 30, 2019 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
	($ in thousands)
Interest from investments	$12,804	$12,899	$37,215	$36,244
Interest from cash and cash equivalents	1	120	14	317
Management fee income	624	630	1,884	1,889
Structuring and advisory fee income*	545	511	1,798	1,875
Other income*	309	36	524	510
Total investment income	$14,283	$14,196	$41,435	$40,835

*	Certain prior period amounts have been reclassified to conform to current period presentation.

For the three months ended November 30, 2020, total investment income increased $0.1 million, or 0.6% to $14.3 million from $14.2 million for the three months ended November 30, 2019. Interest income from investments decreased $0.1 million, or 0.7%, to $12.8 million for the three months ended November 30, 2020 from $12.9 million for the three months ended November 30, 2019. This reflects the impact of the increase of $59.9 million, or 12.3% in total investments at November 30, 2020 from $487.0 million at November 30, 2019, offset by the reduction in LIBOR during this same period. At November 30, 2020, the weighted average current yield on investments was 9.4% compared to 9.8% at November 30, 2019, which offset most of the increase in investments.

For the nine months ended November 30, 2020, total investment income increased $0.6 million, or 1.5% to $41.4 million from $40.8 million for the nine months ended November 30, 2019. Interest income from investments increased $1.0 million, or 2.7%, to $37.2 million for the nine months ended November 30, 2020 from $36.2 million for the nine months ended November 30, 2019. This reflects the partial period impact of the increase of $59.9 million, or 12.3% in total investments at November 30, 2020 from $487.0 million at November 30, 2019, offset by the reduction in LIBOR during the same period.

For the three months ended November 30, 2020 and November 30, 2019, total PIK income was $0.3 million and $1.5 million, respectively. For the nine months ended November 30, 2020 and November 30, 2019, total PIK income was $1.4 million and $3.9 million, respectively. This decrease was primarily due to the sale of our investment in Easy Ice, LLC during the fourth quarter of the fiscal year ended February 29, 2020, which primarily generated PIK income.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended November 30, 2020 and November 30, 2019, total management fee income was $0.6 million and $0.6 million, respectively. For the nine months ended November 30, 2020 and November 30, 2019, total management fee income was $1.9 million and $1.9 million, respectively.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2020 and November 30, 2019 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
	($ in thousands)
Interest and debt financing expenses	$3,560	$3,897	$9,452	$11,628
Base management fees	2,324	2,147	6,694	5,956
Incentive management fees expense (benefit)	2,295	3,102	1,966	7,301
Professional fees	503	401	1,258	1,181
Administrator expenses	694	556	1,852	1,575
Insurance	67	64	203	193
Directors fees and expenses	60	60	195	218
General & administrative and other expenses	279	395	963	1,036
Income tax expense (benefit)	30	(1,001)	28	(1,465)
Total operating expenses	$9,812	$9,621	$22,611	$27,623

For the three months ended November 30, 2020, total operating expenses increased $0.2 million, or 2.0% compared to the three months ended November 30, 2019. For the nine months ended November 30, 2020, total operating expenses decreased $5.0 million, or 18.1% compared to the nine months ended November 30, 2019.

For the three months ended November 30, 2020, interest and debt financing expenses decreased $0.3 million, or 8.7% compared to the three months ended November 30, 2019. The decrease is primarily attributable to a decrease in average outstanding debt from $286.6 million for the three months ended November 30, 2019 to $278.4 million for the three months ended November 30, 2020, primarily reflecting the redemption of our 2023 Notes during the fiscal quarter ended February 29, 2020.

For the nine months ended November 30, 2020, interest and debt financing expenses decreased $2.2 million, or 18.7% compared to the nine months ended November 30, 2019. The decrease is primarily attributable to a decrease in average outstanding debt from $284.6 million for the nine months ended November 30, 2019 to $253.6 million for the nine months ended November 30, 2020, primarily reflecting the redemption of our 2023 Notes during the fiscal quarter ended February 29, 2020.

For the three months ended November 30, 2020, the weighted average interest rate on our outstanding indebtedness was 4.42% compared to 4.79% for the three months ended November 30, 2019. The decrease in weighted average interest rate was primarily driven by the redemption of the 2023 Notes during the fiscal quarter ended February 29, 2020 which carried a fixed rate of 6.75%.

For the nine months ended November 30, 2020, the weighted average interest rate on our outstanding indebtedness was 6.41% compared to 4.81% for the nine months ended November 30, 2019. The decrease in weighted average interest rate was primarily driven by the redemption of the 2023 Notes during the fiscal quarter ended February 29, 2020 which carried a fixed rate of 6.75%.

As of November 30, 2020 and February 29, 2020, the SBA debentures represented 61.9%  and 71.4% of overall debt, respectively.

For the three months ended November 30, 2020, base management fees increased $0.2 million, or 8.3% from $2.1 million to $2.3 million compared to the three months ended November 30, 2019. The increase in base management fees results from the 8.0% increase in the average value of our total assets, less cash and cash equivalents, from $493.3 million for the three months ended November 30, 2019 to $532.8 million  for the three months ended November 30, 2020. For the nine months ended November 30, 2020, base management fees increased $0.7 million, or 12.4% from $6.0 million to $6.7 million compared to the nine months ended November 30, 2019. The increase in base management fees results from the 12.1% increase in the average value of our total assets, less cash and cash equivalents, from $452.9 million for the nine months ended November 30, 2019 to $507.7 million for the nine months ended November 30, 2020.

For the three months ended November 30, 2020, incentive management fees decreased $0.8 million, or 26.0%, compared to the three months ended November 30, 2019. The first part of the incentive management fees decreased from $1.5 million for the three months ended November 30, 2019 to $1.2 million for the three months ended November 30, 2020, as net equity increased by 32.9% during this period resulting in an increase to the net investment income hurdle rate pursuant to the Management Agreement. The incentive management fees related to capital gains decreased from a $1.6 million expense for the three months ended November 30, 2019 to a $1.1 million expense for the three months ended November 30, 2020, with the incentive fee expense on unrealized gains on the Company’s Censis and Easy Ice investments last year offsetting the incentive fee expense on this quarter’s unrealized appreciation across numerous investments.

For the nine months ended November 30, 2020, incentive management fees decreased $5.3 million, or 73.1%, compared to the nine months ended November 30, 2019. The first part of the incentive management fees decreased from $4.1 million for the nine months ended November 30, 2019 to $4.0 million for the nine months ended November 30, 2020, as higher average net equity during this period resulted in an increase to the net investment income hurdle rate pursuant to the Management Agreement. The incentive management fees related to capital gains decreased from a $3.2 million expense for the nine months ended November 30, 2019 to a $(2.0) million benefit for the nine months ended November 30, 2020, reflecting a reversal of incentive fee accrual due to an increase in unrealized depreciation on investments during the nine months ended November 30, 2020.

For the three and nine months ended November 30, 2020, professional fees increased $0.1 million, or 25.4%, and increased $0.08 million, or 6.5%, respectively, compared to the three and nine months ended November 30, 2019.

For the three and nine months ended November 30, 2020, administrator expenses increased $0.1 million, or 24.7%, and increased $0.3 million, or 17.6%, respectively, compared to the three and nine months ended November 30, 2019. These increases during the period are primarily attributable to an increase to the cap on the payment or reimbursements of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019, and from $2.225 million to $2.775 million, effective August 1, 2020.

As discussed above, the decrease in interest and debt financing expenses for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 is primarily attributable to a decrease in the average dollar amount of outstanding debt. During the three months ended November 30, 2020 and November 30, 2019, the average borrowings outstanding under the Credit Facility was $0.0 million and $2.1 million, respectively. For the three months ended November 30, 2020 and November 30, 2019, the average borrowings outstanding of SBA debentures was $170.3 million and $150.0 million, respectively. For the three months ended November 30, 2020 and November 30, 2019, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.97% and 3.21%, respectively. During the three months ended November 30, 2020 and November 30, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $60.0 million, respectively. During the three months ended November 30, 2020 and November 30, 2019, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $0.0 million, respectively. During the three months ended November 30, 2020 and November 30, 2019, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $0.0 million, respectively. During the three months ended November 30, 2020 and November 30, 2019, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $0.0 million and $74.5 million, respectively.

As discussed above, the decrease in interest and debt financing expenses for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 is primarily attributable to a decrease in the average dollar amount of outstanding debt. During the nine months ended November 30, 2020 and November 30, 2019, the average borrowings outstanding under the Credit Facility was $0.0 million and $0.8 million, respectively. For the nine months ended November 30, 2020 and November 30, 2019, the average borrowings outstanding of SBA debentures was $165.9 million and $150.0 million, respectively. For the nine months ended November 30, 2020 and November 30, 2019, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 4.57% and 3.24%, respectively. During the nine months ended November 30, 2020 and November 30, 2019, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $60.0 million, respectively. During the nine months ended November 30, 2020 and November 30, 2019, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $0.0 million, respectively. During the nine months ended November 30, 2020 and November 30, 2019, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $0.0 million, respectively. During the nine months ended November 30, 2020 and November 30, 2019, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $0.0 million and $74.5 million, respectively.

For the three months ended November 30, 2020 and November 30, 2019, there were income tax expense (benefits) of $0.03 million and $1.0 million, respectively. For the nine months ended November 30, 2020 and November 30, 2019, there were income tax expense (benefits) of $0.03 million and $1.5 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended November 30, 2020, the Company had $18.3 million of sales, repayments, exits or restructurings resulting in $0.0 million of net realized gains. For the nine months ended November 30, 2020, the Company had $50.9 million of sales, repayments, exits or restructurings resulting in $0.02 million of net realized gains. In addition, for the three and nine months ended November 30, 2020, the Company recognized an income tax expense of $3.9 million representing federal tax paid on the Company’s undistributed net realized capital gains as of February 29, 2020.

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended November 30, 2020, our investments had a net change in unrealized appreciation of $6.0 million versus a net change in unrealized depreciation of $0.5 million for the three months ended November 30, 2019. For the nine months ended November 30, 2020, our investments had a net change in unrealized depreciation of $9.4 million versus a net change in unrealized appreciation of $4.9 million for the nine months ended November 30, 2019. The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2020 were the following (dollars in thousands):

Nine Months ended November 30, 2020

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Knowland Group, LLC	Second Lien Term Loan	$15,768	$12,118	$(3,650)	$(3,544)
C2 Educational Systems	First Lien Term Loan	15,993	12,987	(3,006)	(3,024)
ArbiterSports, LLC	First Lien Term Loan	26,793	24,521	(2,272)	(2,246)
Roscoe Medical, Inc.	Second Lien Term Loan & Equity Interests	4,708	4,338	(370)	2,201
My Alarm Center, LLC	Equity Interests	4,867	306	(4,561)	(1,691)
Elyria Foundry Company, L.L.C.	Second Lien Term Loan & Equity Interests	11,019	1,998	(9,021)	(1,276)

The net changes in unrealized depreciation for the nine months ended November 30, 2020 noted above primarily relate to the impact of COVID-19, resulting in changes to market spreads, EBITDA multiples and/or revised portfolio company performance, following the events since March 2020.

The most significant cumulative net change in unrealized appreciation for the nine months ended November 30, 2019 were the following (dollars in thousands):

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

Changes in net assets resulting from operations

For the three months ended November 30, 2020, we recorded a net increase in net assets resulting from operations of $6.4 million. Based on 11,169,817 weighted average common shares outstanding as of November 30, 2020, our per share net increase in net assets resulting from operations was $0.57 for the three months ended November 30, 2020. For the three months ended November 30, 2019, we recorded a net increase in net assets resulting from operations of $13.7 million, or $1.37 per share based on 10,036,086 weighted average common shares outstanding as of November 30, 2019.

For the nine months ended November 30, 2020, we recorded a net increase in net assets resulting from operations of $5.5 million. Based on 11,198,287 weighted average common shares outstanding as of November 30, 2020, our per share net increase in net assets resulting from operations was $0.49 for the nine months ended November 30, 2020. For the nine months ended November 30, 2019, we recorded a net increase in net assets resulting from operations of $28.9 million, or $3.33 per share based on 8,702,190 weighted average common shares outstanding as of November 30, 2019.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 377.3% as of November 30, 2020 and 607.1% as of February 29, 2020. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Collateral Tests. It is a condition precedent to any borrowing under the Credit Facility that the principal amount outstanding under the Credit Facility, after giving effect to the proposed borrowings, not exceed the lesser of the Borrowing Base or the Facility Amount (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

●	Interest Coverage Ratio. The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Credit Facility, to accrued interest and commitment fees and any breakage costs payable to the lenders under the Credit Facility for the last 6 payment periods must equal at least 175.0%.

●	Overcollateralization Ratio. The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets and the CLO Notes (in each case, subject to certain adjustments) to outstanding borrowings under the Credit Facility plus the Unfunded Exposure Amount must equal at least 200.0%.

●	Weighted Average FMV Test. The aggregate adjusted or weighted value of “eligible” pledged loan assets as a percentage of the aggregate outstanding principal balance of “eligible” pledged loan assets must be equal to or greater than 72.0% and 80.0% during the one-year periods prior to the first and second anniversary of the closing date, respectively, and 85.0% at all times thereafter.

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

Events of Default. The Credit Facility contains certain negative covenants, customary representations and warranties and affirmative covenants and events of default. The Credit Facility does not contain grace periods for breach by the Company of certain covenants, including, without limitation, preservation of existence, negative pledge, change of name or jurisdiction and separate legal entity status of the Company covenants and certain other customary covenants. Other events of default under the Credit Facility include, among other things, the following:

●	an Interest Coverage Ratio of less than 150.0%;

●	an Overcollateralization Ratio of less than 175.0%;

●	the filing of certain ERISA or tax liens;

●	the occurrence of certain “Manager Events” such as:

●	failure by Saratoga Investment Advisors and its affiliates to maintain collectively, directly or indirectly, a cash equity investment in the Company in an amount equal to at least $5.0 million at any time prior to the third anniversary of the closing date;

●	failure of the Management Agreement between Saratoga Investment Advisors and the Company to be in full force and effect;

●	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed to replace such key person within 30 days;

●	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Madison Capital Funding appointed within 30 days; or

●	occurrence of any event constituting “cause” under the Collateral Management Agreement between the Company and Saratoga CLO (the “CLO Management Agreement”), delivery of a notice under Section 12(c) of the CLO Management Agreement with respect to the removal of the Company as collateral manager or the Company ceases to act as collateral manager under the CLO Management Agreement.

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

On February 24, 2012, we entered into a first amendment to the Credit Facility to, among other things:

●	expand the borrowing capacity under the Credit Facility from $40.0 million to $45.0 million;

●	extend the period during which we may make and repay borrowings under the Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Credit Facility are due and payable five years after the end of the Revolving Period; and

●	remove the condition that we may not acquire additional loan assets without the prior written consent of the administrative agent.

On September 17, 2014, we entered into a second amendment to the Credit Facility, among other things:

●	extend the commitment termination date from February 24, 2015 to September 17, 2017;

●	extend the maturity date of the Revolving Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

●	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

●	reduce the floor on base rate borrowings from 3.00% to 2.25%; and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Credit Facility to, among other things:

●	extend the commitment termination date from September 17, 2017 to September 17, 2020;

●	extend the final maturity date of the Credit Facility from September 17, 2022 to September 17, 2025;

●	reduce the floor on base rate borrowings from 2.25% to 2.00%;

●	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

●	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

On April 24, 2020, we entered into a fourth amendment to the Credit Facility to, among other things:

●	permit certain amendments related to the Paycheck Protection Program (“Permitted PPP Amendment”) to Loan Asset Documents;

●	exclude certain debt and interest amounts allowed by the Permitted PPP Amendments from certain calculations related to Net Leverage Ratio, Interest Coverage Ratio and EBITDA; and

●	exclude such Permitted PPP Amendments from constituting a Material Modification.

On September 14, 2020, we entered into a fifth amendment to the Credit Facility to, among other things:

●	extend the commitment termination date of the Credit Facility from September 17, 2020 to September 17, 2021, with no change to the maturity date of September 17, 2025.

●	provide for the transition away from the LIBOR Rate in the market, and

●	expand the definition of “Eligible Loan Asset” to allow investments with certain recurring revenue features to qualify as Collateral and be included in the borrowing base.

As of November 30, 2020, we had no outstanding borrowings under the Credit Facility and $176.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2020, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at November 30, 2020 and February 29, 2020 was $46.4 million and $35.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 377.3% as of November 30, 2020 and 607.1% as of February 29, 2020.

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

SBA regulations previously limited the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. This maximum has been increased by SBA regulators for new licenses to $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. The SBIC LP and SBIC II LP are regulated by the SBA. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million. Our wholly-owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. With this license approval, Saratoga can grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

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

As of November 30, 2020, our SBIC LP subsidiary had $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $69.0 million in regulatory capital and $26.0 million in SBA-guaranteed debentures outstanding.

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

At November 30, 2020, the total 6.25% 2025 Notes outstanding was $60.0 million.

In connection with the issuance of the 6.25% 2025 Notes, we agreed to the following covenants for the period of time during which the notes are outstanding:

●	we will not violate (whether or not we are subject to) Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings, or, if we obtain the required approvals from our independent directors and/or stockholders, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be).

●	we will not declare any dividend (except a dividend payable in our stock), or declare any other distribution, upon a class of our capital stock, or purchase any such capital stock, unless, in every such case, at the time of the declaration of any such dividend or distribution, or at the time of any such purchase, we have an asset coverage (as defined in the 1940 Act) of at least 150.0%, as such obligation may be amended or superseded, after deducting the amount of such dividend, distribution or purchase price, as the case may be, and in each case giving effect to (i) any exemptive relief granted to us by the SEC, and (ii) any SEC no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time, as such obligation may be amended or superseded, in order to maintain such BDC’s status as a regulated investment company under Subchapter M of the Code.

●	if, at any time, we are not subject to the reporting requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, to file any periodic reports with the SEC, we agree to furnish to holders of the 6.25% 2025 Notes and the Trustee, for the period of time during which the 6.25% 2025 Notes are outstanding, our audited annual consolidated financial statements, within 90 days of our fiscal year end, and unaudited interim consolidated financial statements, within 45 days of our fiscal quarter end (other than our fourth fiscal quarter). All such financial statements will be prepared, in all material respects, in accordance with applicable United States generally accepted accounting principles.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share. At November 30, 2020, the total 7.25% 2025 Notes outstanding was $43.1 million.

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

At November 30, 2020, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At November 30, 2020 and February 29, 2020, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2020		February 29, 2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$21,060	3.6%	$24,599	4.7%
Cash and cash equivalents, reserve accounts	12,837	2.3	14,851	2.8
First lien term loans	407,698	70.1	346,233	66.0
Second lien term loans	50,027	8.6	73,570	14.0
Unsecured term loans	26,817	4.6	4,346	0.8
Structured finance securities	31,299	5.4	32,470	6.2
Equity interests	31,102	5.4	29,013	5.5
Total	$580,840	100.0%	$525,082	100.0%

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of November 30, 2020, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the nine months ended November 30, 2020, there was no activity related to the ATM offering.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of November 30, 2020, the Company purchased 358,812 shares of common stock, at the average price of $17.14 for approximately $6.2 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2020, the Company purchased 50,000 shares of common stock, at the average price of $18.28 for approximately $0.9 million pursuant to the Share Repurchase Plan. During the nine months ended November 30, 2020, the Company purchased 140,321 shares of common stock, at the average price of $17.56 for approximately $2.5 million pursuant to the Share Repurchase Plan.

On October 7, 2020, our board of directors declared a dividend of $0.41 per share, which was paid on November 10, 2020, to common stockholders of record as of October 26, 2020. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

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

On May 28, 2019, our board of directors declared a dividend of $0.55 per share, which was paid on June 27, 2019, to common stockholders of record as of June 13, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

On February 26, 2019, our board of directors declared a dividend of $0.54 per share, which was paid on March 28, 2019, to common stockholders of record as of March 14, 2019. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

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

On August 28, 2018, our board of directors declared a dividend of $0.52 per share, which was paid on September 27, 2018, to common stockholders of record as of September 17, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

On May 30, 2018, our board of directors declared a dividend of $0.51 per share, which was paid on June 27, 2018, to common stockholders of record as of June 15, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

On February 26, 2018, our board of directors declared a dividend of $0.50 per share, which was paid on March 26, 2018, to common stockholders of record as of March 14, 2018. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

On November 29, 2017, our board of directors declared a dividend of $0.49 per share, which was paid on December 27, 2017, to common stockholders of record on December 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

On August 28, 2017, our board of directors declared a dividend of $0.48 per share, which was paid on September 26, 2017, to common stockholders of record on September 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

On May 30, 2017, our board of directors declared a dividend of $0.47 per share, which was paid on June 27, 2017, to common stockholders of record on June 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

On February 28, 2017, our board of directors declared a dividend of $0.46 per share, which was paid on March 28, 2017, to common stockholders of record as of March 15, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

On January 12, 2017, our board of directors declared a dividend of $0.45 per share, which was paid on February 9, 2017, to common stockholders of record as of January 31, 2017. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

On October 5, 2016, our board of directors declared a dividend of $0.44 per share, which was paid on November 9, 2016, to common stockholders of record as of October 31, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

On August 8, 2016, our board of directors declared a special dividend of $0.20 per share, which was paid on September 5, 2016, to common stockholders of record as of August 24, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

On July 7, 2016, our board of directors declared a dividend of $0.43 per share, which was paid on August 9, 2016, to common stockholders of record as of July 29, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

On March 31, 2016, our board of directors declared a dividend of $0.41 per share, which was paid on April 27, 2016, to common stockholders of record as of April 15, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

On January 12, 2016, our board of directors declared a dividend of $0.40 per share, which was paid on February 29, 2016, to common stockholders of record as of February 1, 2016. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

On October 7, 2015, our board of directors declared a dividend of $0.36 per share, which was paid on November 30, 2015, to common stockholders of record as of November 2, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

On July 8, 2015, our board of directors declared a dividend of $0.33 per share, which was paid on August 31, 2015, to common stockholders of record as of August 3, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

On May 14, 2015, our board of directors declared a special dividend of $1.00 per share, which was paid on June 5, 2015, to common stockholders of record on as of May 26, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4 and 5, 2015.

On April 9, 2015, our board of directors declared a dividend of $0.27 per share, which was paid on May 29, 2015, to common stockholders of record as of May 4, 2015. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

On September 24, 2014, our board of directors declared a dividend of $0.22 per share, which was paid on February 27, 2015, to common stockholders of record on February 2, 2015. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

Also, on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash or receive shares of common stock pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2020:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$-	$-	$-	$-	$-
SBA debentures	176,000	-	40,000	39,000	97,000
6.25% 2025 Notes	60,000	-	-	60,000	-
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000		-	5,000	-
Total Long-Term Debt Obligations	$284,125	$-	$40,000	$147,125	$97,000

Off-balance sheet arrangements

As of November 30, 2020 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $49.8 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2020 and February 29, 2020 is shown in the table below (dollars in thousands):

	November 30, 2020	February 29, 2020
At Company’s discretion
CLEO Communications Holding, LLC	$630	$-
inMotionNow, Inc.	-	3,000
Omatic Software, LLC	-	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	-	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	-	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000
	18,805	46,500

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	-	1,000
Axiom Purchaser, Inc.	-	1,000
CoConstruct, LLC	6,500	3,500
Davisware, LLC	1,022	2,000
GoReact	2,000	2,000
Granite Comfort, LP	8,000	-
HemaTerra Holding Company, LLC	2,000	4,000
New England Dental Partners	7,445	-
Passageways, Inc.	3,000	3,000
Procurement Partners, LLC	1,000	-
Village Realty Holdings LLC	-	1,124
	30,967	17,624
Total	$49,772	$64,124

Recent Developments

On January 5, 2021, the Company declared a dividend of $0.42 per share payable on February 10, 2021, to common stockholders of record on January 26, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

Subsequent to November 30, 2020, the global outbreak of the COVID-19 pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended November 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At November 30, 2020, we had $284.0 million of borrowings outstanding. There were no borrowings outstanding on the revolving credit facility as of November 30, 2020.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2020 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.7 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.08 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2020.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
($ in thousands)
-100	$(80)	$-	$(80)	$(0.01)
-50	(80)	-	(80)	(0.01)
-25	(80)	-	(80)	(0.01)
25	88	-	88	0.01
50	190	-	190	0.02
100	727	-	727	0.06
200	3,379	-	3,379	0.30
300	7,824	-	7,824	0.70
400	12,567	-	12,567	1.12

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended November 30, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Further, the borrowings of the Credit Facility typically use LIBOR as a reference rate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Effective January 5, 2021, our board of directors amended and restated the Company’s Second Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”) to change the stockholder vote requirement to elect directors to the Company’s board of directors. Previously, the affirmative vote of the holders of a majority of the shares of the Company’s stock outstanding and entitled to vote thereon was required to elect a director to our board of directors. The Third Amended and Restated Bylaws modify such requirement to provide that a plurality of the votes cast at a meeting of the Company’s stockholders duly called and at which a quorum is present will be required to elect a director to the Company’s board of directors.

The foregoing description of the Third Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Third Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2*	Third Amended and Restated Bylaws of Saratoga Investment Corp.

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post- Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.10	Description of Securities. (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2020).

4.11	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).

4.12	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

10.16	Amendment No. 4 to the Equity Distribution Agreement dated July 11, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on July 12, 2019).

10.17	Amendment No. 5 to the Equity Distribution Agreement dated October 10, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 10, 2019).

10.18	Amendment No. 4 to Credit, Security and Management Agreement, dated April 24, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 29, 2020).

10.19	Amendment No. 5 to Credit, Security and Management Agreement, dated September 14, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 17, 2020).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: January 6, 2021	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer