Form 10-K
period 2021-02-28
SARATOGA INVESTMENT CORP.
filed 2021-05-05
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2020 was approximately $154.8 million based upon a closing price of $17.14 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 5, 2021 was 11,199,995.

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

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

●	our future operating results and the impact of the coronavirus (“COVID-19”) pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

●	the relative and absolute investment performance and operations of our Investment Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

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

i

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

As of February 28, 2021, we had total assets of $592.2 million and investments in 40 portfolio companies, including an investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $31.4 million as of February 28, 2021 and investments in the Class F-R-3 Notes which as of February 28, 2021 had a fair value of $18.3 million. The overall portfolio composition as of February 28, 2021 consisted of 79.5% of first lien term loans, 4.4% of second lien term loans, 0.4% of unsecured term loans, 9.0% of structured finance securities and 6.7% of equity interests. As of February 28, 2021, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Notes was approximately 9.1%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 28, 2021, our total return based on market value was 7.63% and our total return based on net asset value per share was 7.42%. As of February 29, 2020, our total return based on market value was 9.28% and our total return based on net asset value was 26.22%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on NAV is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 28, 2021, approximately 100.0% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2021, was composed of $603.7 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

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

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders if we meet certain source-of-income, annual distribution and asset diversification requirements.

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

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 33, 31, 34 and 24 years of experience in leveraged finance, respectively. Our Investment Adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 33-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, with automatic, one-year renewals, subject to approval by our board of directors, a majority of whom must be our independent directors. Our board of directors approved the renewal of the Management Agreement for an additional one-year term at a telephonic meeting held on July 7, 2020. In reliance on certain exemptive relief provided by the SEC in connection with the global COVID-19 pandemic, our board undertook to ratify the Management Agreement at its next in-person meeting. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties.

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

In addition to the base management fee, we pay Saratoga Investment Advisors an incentive fee, which consists of two parts. First, we pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

●	no incentive fee in any calendar quarter in which, our pre-incentive fee income does not exceed a fixed “hurdle rate” of 1.875% per quarter; and

●	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter is payable to the Investment Adviser. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than or equal to 2.344%) as the “catch-up.” The “catch-up” provision is intended to provide our Investment Adviser with an incentive fee of 20.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, our Investment Adviser was only entitled to 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter without any catch-up provision; and

●	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter is payable to the Investment Adviser (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to the Investment Adviser).

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2021, 85.4% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 28, 2021, 14.7% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 73.4% of such investments elected to pay a portion of interest due in PIK. In addition, 95.0% of our debt investments at February 28, 2021, had variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

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

The Saratoga CLO investment period was initially refinanced in October 2013 and its reinvestment period extended to October 2016. On November 15, 2016, we completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018. On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the non-call period and reinvestment period to January 20, 2020 and January 20, 2021, respectively, and extended its legal final date to January 20, 2030. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. As part of the refinancing of its liabilities, we also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches of the Saratoga CLO at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. We also redeemed our existing $4.5 million aggregate principal amount of the Class F Notes tranche of the Saratoga CLO at par. The Class F-R-2 Notes and Class G-R-2 Notes tranches are the seventh and eighth tranches in the capital structure of Saratoga CLO and are subordinated to the other debt classes of Saratoga CLO, respectively. The Class F-R-2 and Class G-R-2 tranches are senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $2.5 million Class F-R-2 tranche and $7.5 million Class G-R-2 tranche and ahead of the aggregate principal amount of our position in the subordinated notes, with respect to priority of payments in the event of a default or a liquidation. We also purchased an aggregate principal amount of $39.5 million of subordinated notes, which is in addition to the $30.0 million of subordinated notes issued in 2013 that were reset with an extended legal final date to January 20, 2030. Following the refinancing, Saratoga Investment Corp. owns 100% of the Class F-R-2, Class G-R-2 and the subordinated notes of the Saratoga CLO. After the reinvestment period ends in January 2021, the Company will consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO which extends the investment period of the CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. If Saratoga CLO is unable to refinance its indebtedness by January 2021, then Saratoga CLO will be required to use investment repayments by portfolio companies received thereafter to repay its outstanding indebtedness. On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non- call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of February 28, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

At February 28, 2021, the aggregate fair value of our investments in Saratoga Investment Corp. CLO 2013-1 F-R-3 Notes and subordinated notes of the Saratoga CLO was $18.3 million and $31.4 million, respectively.

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

With respect to the collateral management agreement that the Company has entered into with Saratoga CLO, while the agreement is similar to the investment advisory and management agreement between the Company and Saratoga Investment Advisors in that it is an asset management agreement, there are material differences between the two. For example, pursuant to Section 15 of the 1940 Act, the Management Agreement with Saratoga Investment Advisors has an initial term of two years, with annual renewals to be approved by the Company’s board of directors. The contract can be terminated by the Company’s board of directors or stockholders with 60 days’ notice, with no penalty for termination. The collateral management agreement that the Company has entered into with Saratoga CLO, on the other hand, has no renewal requirement. The Saratoga CLO collateral management agreement may be terminated for cause at the direction of a majority of the most senior class of the Saratoga CLO securities then outstanding, excluding any securities held by the Company or any affiliate thereof or any other entity over which the Company or an affiliate thereof has discretionary authority over voting such securities, which securities are disregarded for this purpose. If the Saratoga CLO collateral management agreement is terminated, the manager remains in place until a new manager is appointed by the issuer at the direction of either (i) a majority of the Saratoga CLO subordinated notes, and not rejected by a majority of the most senior class of CLO securities then outstanding, or (ii) a majority of the most senior class of CLO securities then outstanding, and not rejected by a majority of the Saratoga CLO subordinated notes, in each case within 20 days of notice of a vote regarding the successor manager. If no successor investment manager shall have been appointed within 120 days after the date of notice of resignation by the investment manager, the resigning investment manager, a majority of the controlling class or a majority of the subordinated notes may petition any court of competent jurisdiction for the appointment of a successor investment manager without the approval of the holders of the notes. We receive a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, we received a base management fee of 0.25% per annum and a subordinated management fee of 0.25% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, we are no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

The securities issued by the Saratoga CLO do not have any external credit enhancement features that would minimize the potential losses to the subordinated notes. Saratoga CLO recognized realized losses on extinguishment of debt of approximately $3.0 million, $1.2 million, $6.1 million and $3.4 million in the fiscal years ended February 28, 2021, February 28, 2019, February 28, 2017 and February 28, 2014, respectively, related to the February 2021, December 2018, November 2016 and October 2013 refinancing, primarily as a result of repurchasing securities at par at the refinancing that was previously issued at a discount, as well as the acceleration of the amortization of the legal and accounting costs associated with the refinancing. The cost of the refinancing was effectively borne by the Company as the holder of the subordinated notes in Saratoga CLO. The indenture for the Saratoga CLO contemplates the issuance of additional securities from time to time, pursuant to an amendment to the indenture and subject to various requirements and conditions, including the consent of the Company (in its capacity as investment manager) and the consent of the of the holders of a majority of the subordinated notes (all of which are held by the Company) and, except in certain limited circumstances, the consent of the holders of a majority (by principal amount) the Class A-1 Notes. The Saratoga CLO could also issue additional securities pursuant to a refinancing of the existing securities. The costs of any such future refinancing would effectively be borne by the Company as the holder of the subordinated notes in Saratoga CLO.

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

As of February 28, 2021, the Saratoga CLO portfolio consisted of $603.7 million in aggregate principal amount of primarily senior secured first lien term loans. At February 28, 2021, 98.7% of the Saratoga CLO portfolio consisted of such loans to 304 borrowers with an average exposure to each borrower of $1.9 million. The weighted average maturity of the portfolio is 4.65 years. In addition, Saratoga CLO held $114.1 million in cash at February 28, 2021. Our investments in the Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has an aggregate cost basis of approximately $33.8 million, which is net of all principal payments made by Saratoga CLO on the Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021.

Prospective portfolio company characteristics

Our Investment Adviser generally selects portfolio companies with one or more of the following characteristics:

●	a history of generating stable earnings and strong free cash flow;

●	well-constructed balance sheets with the ability to withstand industry cycles, supported by sustainable enterprise values;

●	reasonable debt-to-cash flow multiples;

●	exceptional management with meaningful stake;

●	industry leadership with competitive advantages and sustainable market shares and growth prospects in attractive and healthy sectors; and

●	capital structures that provide appropriate terms and reasonable covenants.

Investment selection

In managing us, Saratoga Investment Advisors employs the same investment philosophy and portfolio management methodologies used by Saratoga Partners. Through this investment selection process, based on quantitative and qualitative analysis, Saratoga Investment Advisors seeks to identify portfolio companies with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Saratoga Investment Advisors’ investment process emphasizes the following:

●	bottoms-up, company-specific research and analysis;

●	capital preservation, low volatility and minimization of downside risk; and

●	investing with experienced management teams that hold meaningful equity ownership in their businesses.

Our Investment Adviser’s investment process generally includes the following steps:

●	Initial screening. A brief analysis identifies the investment opportunity and reviews the merits of the transaction. The initial screening memorandum provides a brief description of the company, its industry, competitive position, capital structure, financials, equity sponsor and deal economics. If the deal is determined to be attractive by the senior members of the deal team, the opportunity is fully analyzed.

●	Full analysis. A full analysis includes:

●	Business and Industry analysis—a review of the company’s business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, other investors, customers and competitors.

●	Company analysis—a review of the company’s historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

●	Structural/security analysis—a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.

●	Approval of the investment committee. The investment is then presented to the investment committee for approval. The investment committee must unanimously approve all investments in excess of $1 million made by us. In addition, all sales of our investments must be approved by all four of our investment committee members. The members of our investment committee are Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips.

Investment structure

In general, our Investment Adviser intends to select investments with financial covenants and terms that reduce leverage over time, thereby enhancing credit quality. These methods include:

●	maintenance leverage covenants requiring a decreasing ratio of debt to cash flow;

●	maintenance cash flow covenants requiring an increasing ratio of cash flow to the sum of interest expense and capital expenditures; and

●	debt incurrence prohibitions, limiting a company’s ability to re-lever.

In addition, limitations on asset sales and capital expenditures should prevent a company from changing the nature of its business or capitalization without our consent.

Our Investment Adviser seeks, where appropriate, to limit the downside potential of our investments by:

●	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

●	requiring companies to use a portion of their excess cash flow to repay debt;

●	selecting investments with covenants that incorporate call protection as part of the investment structure; and

●	selecting investments with affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Valuation process

We account for our investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as approved in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our consolidated financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and an independent valuation firm engaged by our board of directors. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

In order to maintain our qualification as a RIC, we must, for each fiscal year, timely distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to a non-deductible 4% U.S. federal excise tax to the extent we do not distribute during the calendar year at least (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2020 calendar year, the Company did not make sufficient distributions such that we did incur the U.S. federal excise tax. We may elect to withhold from distribution a portion of our ordinary income for the 2021 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2021, if any, and, if we do so, we would expect to incur U.S. federal excise taxes as a result.

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

Investment Advisory and Management Agreement

Saratoga Investment Advisors serves as our investment adviser. Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment advisor in July 2010. Subject to the overall supervision of our board of directors, Saratoga Investment Advisors manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of the Management Agreement, Saratoga Investment Advisors:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

●	closes and monitors the investments we make; and

●	determines the securities and other assets that we purchase, retain or sell.

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

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee(1):

Assumptions

●	Hurdle rate(2) = 1.875%

●	Management fee(3) = 0.4375%

●	Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.33%

Alternative 1

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 1.25%

●	Pre-incentive fee net investment income (investment income–(management fee + other expenses)) = 0.4825% Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 3.0%

●	Pre-incentive fee net investment income (investment income–(management fee + other expenses)) = 2.2325%

Pre-incentive fee net investment income exceeds hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.3575%.

Incentive Fee	=	(100.0% × (pre-incentive fee net investment income–1.875%)
	=	100.0%(2.2325%–1.875%)
	=	100.0%(0.3575%)
	=	0.3575%

(1)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(2)	Represents 7.5% hurdle rate.

(3)	Represents 1.75% annualized management fee. For the purposes of this example, we have assumed that we have not incurred any indebtedness and that we maintain no cash or cash equivalents.

(4)	The “catch-up” provision is intended to provide our Investment Adviser with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.344% in any fiscal quarter.

Alternative 3

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 3.5%

●	Pre-Incentive Fee Net Investment Income (investment income–(management fee + other expenses) = 2.7325%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5467%.

Incentive fee	=	100.0% × pre-incentive fee net investment income (subject to “catch-up”)(4)
Incentive fee	=	100.0% × “catch-up” + (20.0% × (Pre-incentive fee net investment income–2.344%))
Catch up	=	2.344%–1.875%
	=	0.469%
Incentive fee	=	(100.0% × 0.469%) +(20.0% ×(2.7325%–2.344%))
	=	0.469% +(20.0% × 0.3885%)
	=	0.469% + 0.0777%
	=	0.5467%

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions(1)

●	Year 1: $20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)

●	Year 2: Investment A is sold for $50.0 million and fair market value (“FMV”) of Investment B determined to be $32.0 million

●	Year 3: FMV of Investment B determined to be $25.0 million

●	Year 4: Investment B sold for $31.0 million

The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

●	Year 1: None

●	Year 2: $6 million (20.0% multiplied by $30.0 million realized capital gains on sale of Investment A)

●	Year 3: None; $5 million (20.0% multiplied by ($30.0 million realized cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (capital gains incentive fee paid in Year 2)

●	Year 4: $200,000; $6.2 million (20.0% multiplied by $31.0 million cumulative realized capital gains) less $6.0 million (capital gains incentive fee paid in Year 2)

Alternative 2

Assumptions(1)

(1)	The examples assume that Investment A and Investment B were acquired by us subsequent to May 31, 2010. If Investment A and B were acquired by us prior to May 31, 2010, then the cost basis for computing our realized gains and losses on such investments would equal the fair value of such investments as of May 31, 2010.

●	Year 1: $20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)

●	Year 2: Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

●	Year 3: FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

●	Year 4: FMV of Investment B determined to be $35.0 million

●	Year 5: Investment B sold for $20.0 million

The capital gains portion of the incentive fee, if any, calculated under the cumulative method would be:

●	Year 1: None

●	Year 2: $5.0 million (20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B))

●	Year 3: $1.4 million ($6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million (capital gains incentive fee paid in Year 2))

●	Year 4: None

●	Year 5: None ($5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $6.4 million (cumulative capital gains incentive fee paid in Year 2 and Year 3))

The Management Agreement with Saratoga Investment Advisors was approved by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. Subsequent to then, our board of directors approved the renewal of the Management Agreement annually for an additional one-year term at an in-person meeting, with the last approval granted on July 7, 2020 at a telephonic meeting. In reliance on certain exemptive relief provided by the SEC in connection with the global COVID-19 pandemic, our board undertook to ratify the Management Agreement at its next in-person meeting.

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

We bear all costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our net asset value (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Investment Adviser payable to third parties, including agents, consultants or other advisers, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Investment Adviser payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

We do not share this information with any non-affiliated third party except as described below:

●	Authorized Employees of Saratoga Investment Advisors. It is our policy that only authorized employees of Saratoga Investment Advisors who need to know a stockholder’s personal information will have access to it.

●	Service Providers. We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing a stockholder’s trades, and mailing stockholder information. These companies are required to protect our stockholders’ information and use it solely for the purpose for which they received it.

●	Courts and Government Officials. If required by law, we may disclose a stockholder’s personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

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

As of February 28, 2021, we have funded SBIC LP with an aggregate total of $75.0 million of equity capital and have $124.0 million of SBA guaranteed debentures outstanding and have funded SBIC II LP with an aggregate total of $69.0 million of equity capital and have $34.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities. These and other risk factors are described more fully in this “Item 1A. Risk Factors.”

Risks Related to Our Business and Structure

●	We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

●	We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

●	Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating- rate debt securities.

●	There are significant potential conflicts of interest which could adversely impact our investment returns.

●	Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

●	We will be subject to corporate-level U.S. federal income tax if we fail to qualify as a RIC.

Risks Related to the Current Environment

●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

●	Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.

●	We are currently operating in a period of capital markets disruption and economic uncertainty.

●	Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Risks Related to Our Adviser and Its Affiliates

●	We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, or there is a decline in the value of our portfolio.

●	The way in which the base management and incentive fees under the Management Agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our best interests.

●	Saratoga Investment Advisors’ liability is limited under the Management Agreement and we will indemnify Saratoga Investments Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

●	Our ability to enter into transactions with our affiliates is restricted.

Risks Related to Our Investments

●	A majority of our debt investments are not required to make principal payments until the maturity of such debt securities and are generally riskier than other types of loans.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.

●	Investments in equity securities involve a substantial degree of risk.

Risks Related to Our Common Stock

●	We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

●	Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

●	The market price of our common stock may fluctuate significantly.

●	There is a risk that you may not receive distributions or that our distributions may not grow over time.

Risks Related to Our Notes

●	The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

●	An active trading market for the Public Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.

●	Public health threats may affect the market for the Public Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that is secured by a lien on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments, including with respect to the Notes, as defined below. There can be no assurance that our leveraging strategy will be successful.

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

As of February 28, 2021, there were no outstanding borrowings under the Credit Facility. As of February 28, 2021, we had issued $158.0 million in SBA-guaranteed debentures and $60.0 million, $43.1 million, $5.0 million, $5.0 million and $10.0 million, respectively in aggregate principal amount of the 6.25% notes due 2025 (the “6.25% 2025 Notes”), the 7.25% notes due 2025 (the “7.25% 2025 Notes,” and together with the 6.25% 2025 Notes, the “Public Notes”), the 7.75% notes due 2025 (the “7.75% 2025 Notes”), the 6.25% notes due 2027 (the “6.25% 2027 Notes), and the 6.25% notes due 2027 (the “Second 6.25% 2027 Notes,” and together with the Public Notes, the 7.75% 2025 Notes, and the 6.25% 2027 Notes, the “Notes”). We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

As a BDC, we are generally required to meet a coverage ratio at least equal to 150.0% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the Funds’ SBA leverage under the terms of SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 150.0%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(net of expenses)

Assumed Return on Portfolio (Net of Expenses)	-10.0%	-5.0%	0%	5%	10%
Corresponding Return to Common Stockholder (1)	-22%	-13%	-4%	6%	15%

(1)	Assumes $561.5 million in average total assets, $245.6 million in average debt outstanding, $304.2 million in average net assets and an average interest rate of 4.5%. Actual interest payments may be different. The various return scenarios above exclude borrowing costs, which are then separately deducted from the net return to common stockholders calculated base on average debt outstanding and average interest rate.

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

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating- rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Further, the borrowings of the senior secured revolving credit facility entered into with Madison Capital Funding LLC (the “Credit Facility”) Credit Facility typically use LIBOR as a reference rate.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of The London Inter-bank Offered Rate (“LIBOR”) across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities. The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its portfolio companies and lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. In addition, on March 25, 2020, the U.K. Financial Conduct Authority stated that, although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the U.K. Financial Conduct Authority will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Uncertainty about U.S. Presidential Administration initiatives could negatively impact our business, financial condition and results of operations.

The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Act, including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other funds.

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

Additionally, any changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to meet our investment objectives. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may shift our investment focus from the areas of expertise of our Investment Adviser to other types of investments in which our Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Legislative or other actions relating to taxes could have a negative effect on the Company.

Legislative or other actions relating to taxes could have a negative effect on the Company and its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect the Company, its investments or its investors. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the impact of the status of any legislative, regulatory or administrative developments and proposals and their potential effect on your investment in our securities.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current U.S. presidential administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19 (more commonly known as the Coronavirus);

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

Based on information available as of the date of this Annual Report, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our investment advisor’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Increased leverage may also cause a downgrade of our credit rating. Leverage is generally considered a speculative investment technique. See “Risk Factors—Risks Related to Our Business and Structure—We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of our RIC qualification. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset- diversification requirements, it could take us time to invest such capital. During this period, we will invest the additional capital in temporary investments, such as cash and cash equivalents, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of investments in leveraged loans and mezzanine debt.

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

While we do not seek to compete primarily based on the interest rates we offer, we believe that some our competitors may make loans with interest rates that are comparable or lower than the rates we offer.

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

Terrorist attacks, acts of war, or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Portfolio investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to us, including if its investment in such issuer is cancelled, unwound or acquired (which could be without what we consider to be adequate compensation). To the extent we are exposed to investments in portfolio companies that as a group are exposed to such force majeure events, the risks and potential losses to us are enhanced.

Substantially all of our portfolio investments are recorded at fair value as approved in good faith by our board of directors; such valuations are inherently uncertain and may be materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

Substantially all of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as approved in good faith by our board of directors. Saratoga Investment Advisors may utilize the services of an independent valuation firm to aid it in determining fair value of investments for which market quotations are not readily available. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

RISKS RELATED TO THE CURRENT ENVIRONMENT

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of business and could be subject to civil fines and criminal penalties.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

On May 24, 2018, the President of the United States signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer-term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, and Janssen starting in February 2021, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Delays in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses have also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

In addition, due to the outbreak in the United States, certain personnel of our Investment Adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns) and may be unable to repay our debt investments during these periods. The global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

RISKS RELATED TO OUR ADVISER AND ITS AFFILIATES

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

In addition, Saratoga Investment Advisors receives a quarterly income incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income incentive fee is subject to a fixed quarterly hurdle rate before providing an income incentive fee return to Saratoga Investment Advisors. This fixed hurdle rate was determined when then current interest rates were relatively low on a historical basis. Thus, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that Saratoga Investment Advisors will receive an income incentive fee than if interest rates on our investments remained constant or decreased. However, if we repurchase our outstanding debt securities, including the Notes, and such repurchase results in our recording a net gain or loss on the extinguishment of debt for financial reporting and tax purposes, such net gain or loss will not be included in our pre-incentive fee net investment income for purposes of determining the income incentive fee payable to our Investment Adviser under the Management Agreement. Moreover, our Investment Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, our Investment Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

RISKS RELATED TO OUR INVESTMENTS

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

As of February 28, 2021, 85.4% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest- only loans.

To the extent our portfolio investments permit PIK interest and our portfolio companies elect to pay PIK interest, we will be exposed to higher risks, including the following:

●	Because PIK interest results in an increase in the size of the loan balance of the underlying loan, our exposure to potential loss increases when we receive PIK interest;

●	PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

●	PIK accruals may create uncertainty about the source of our distributions to stockholders;

●	PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 28, 2021, 14.7% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 73.4% of such investments elected to pay a portion of interest due in PIK. As of February 28, 2021, 0.4% of the Company’s interest-only loans are loans that pay contractual PIK interest only.

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

We may not have the funds to make additional investments in our portfolio companies which could impair the value of our portfolio.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, SBA regulations or the desire to maintain our RIC tax treatment. Our ability to make follow-on investments may also be limited by our Investment Adviser allocation policy.

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

At February 28, 2021, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $31.4 million and constituted 5.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2021, was composed of $603.7 million in aggregate principal amount of primarily senior secured first lien term loans and $114.1 million in uninvested cash. In addition, as of February 28, 2021, we also own $17.9 million in aggregate principal of the F-R-3 Notes with a fair value of $17.9 million in the Saratoga CLO, that only rank senior to the subordinated notes. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $603.7 million aggregate principal amount of debt, as of February 28, 2021 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

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

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investment of Saratoga CLO are recorded U.S. GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of Saratoga CLO that ends within the Company’s fiscal year, even though the investment is generating cash flow. In general, the U.S. federal income tax treatment of investment in Saratoga CLO may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

The senior loan portfolio of Saratoga CLO may be concentrated in a limited number of industries or borrowers, which may subject Saratoga CLO, and in turn us, to a risk of significant loss if there is a downturn in a particular industry in which Saratoga CLO is concentrated.

Saratoga CLO has senior loan portfolios that may be concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2021, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 17.9% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in business service represented approximately 9.4% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

Downgrades by rating agencies of broadly syndicated loans could adversely impact the financial performance of Saratoga CLO and its ability to pay equity distributions in the future.

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

We purchase common stock and other equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long-term, equity securities also have experienced significantly more volatility in those returns and in recent years have significantly underperformed relative to fixed-income securities. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

●	any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

●	to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment in equity securities; and

●	in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of our portfolio companies. Even if the portfolio companies are successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can sell our equity investments. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell.

There are special risks associated with investing in preferred securities, including:

●	preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for U.S. federal income tax purposes even though we have not received any cash payments in respect of such income;

●	preferred securities are subordinated with respect to corporate income and liquidation payments, and are therefore subject to greater risk than debt;

●	preferred securities may be substantially less liquid than many other securities, such as common securities or U.S. government securities; and

●	preferred security holders generally have no voting rights with respect to the issuing company, subject to limited exceptions.

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

In addition, private middle market companies in which we invest are exposed to a number of significant risks, including:

●	limited financial resources and an inability to meet their obligations, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	dependence on the management talents and efforts of a small group of persons; the death, disability, resignation or termination of one or more of which could have a material adverse impact on the company and, in turn, on us;

●	less predictable operating results and, possibly, substantial additional capital requirements to support their operations, finance expansion or maintain their competitive position; and

●	difficulty accessing the capital markets to meet future capital needs.

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

As of February 28, 2021, our investments in the education software industry represented approximately 15.9% of the fair value of our portfolio and our investments in the IT services industry represented approximately 13.2% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Software-as-a-Service industry could materially adversely affect our financial results.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. As a result, our SAAS portfolio companies may incur significant operating losses and negative cash flows because of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Because our SAAS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections. There is often less collateral securing our loans to these companies as compared to our other portfolio companies, which could impair our ability to be repaid if the portfolio companies default on their obligations or otherwise encounter financial difficulties. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SAAS industry encounter financial difficulty and fail to repay their obligations. As of February 28, 2021, our current total investments in SAAS companies were $300.4 million, or 54.2% of total investments.

If our primary investments are deemed not to be qualifying assets, we could be precluded from investing in our desired manner or deemed to be in violation of the 1940 Act.

In order to maintain our status as a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs and be precluded from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or required to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long- term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a nondeductible 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our net ordinary income for the calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed above under “We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

●	changes in regulatory policies, accounting pronouncements or tax rules, particularly with respect to RICs, BDCs or SBICs;

●	loss of RIC qualification;

●	changes in the value of our portfolio of investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	departure of any of Saratoga Investment Advisors’ key personnel;

●	operating performance of companies comparable to us;

●	general economic trends and other external factors; or

●	loss of a major funding source.

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

Our governing documents also provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws, and to make new bylaws. The Maryland General Corporation Law also contains certain provisions that may limit the ability of a third party to acquire control of us, such as:

●	The Maryland Business Combination Act, which, subject to certain limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the common stock or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special minimum price provisions and special stockholder voting requirements on these combinations; and

●	The Maryland Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation (defined as shares of common stock which, when aggregated with other shares of common stock controlled by the stockholder, entitles the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares of common stock.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries, including our wholly- owned subsidiaries. As a result, the Notes are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future, including indebtedness under the Credit Facility. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and portfolio companies with respect to which we hold equity investments. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes. As of February 28, 2021, there were no outstanding borrowings under the Credit Facility and we had the ability to borrow up to $45.0 million under the Credit Facility, subject to certain conditions. As of February 28, 2021, we had $158.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the Credit Facility and to SBA-guaranteed debentures is structurally senior to the Notes.

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

The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries or the portfolio companies with respect to which we hold an equity investment that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions (whether or not we are subject thereto), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings, or, once the approval we received from our independent directors becomes effective on April 16, 2019, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be);

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes is issued do not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the Public Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.

Although the 6.25% 2025 Notes are listed on the NYSE under the symbol “SAF” and the 7.25% 2025 Notes are listed on the NYSE under the symbol “SAK”, we cannot provide any assurances that an active trading market will develop or be maintained for the Public Notes or that the Public Notes will be able to be sold. At various times, the Public Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the Public Notes, or that the Public Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the Public Notes may be harmed. At the same time, the trading market for the Public Notes may also be very volatile, and many of the risk factors related to our common stock and outlined above in “Risks Related to Our Common Stock” could also be applicable to the Public Notes.

Public health threats may affect the market for the Public Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot estimate the impact that a public health threat could have on our portfolio companies, but it could disrupt their businesses and their ability to make interest or dividend payments and decrease the overall value of our investments which adversely impact our business, financial condition or results of operations. Additionally, as a result of the volatile market conditions that may result from public health threats, such as COVID-19 or any other illness, we cannot provide any assurance that the Public Notes will trade at a favorable price.

We may choose to redeem the Public Notes when prevailing interest rates are relatively low.

On or after August 31, 2021 and June 24, 2022, we may choose to redeem the 6.25% 2025 Notes and 7.25% 2025 Notes, respectively, from time to time, especially when prevailing interest rates are lower than the rate borne by the Public Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Public Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Public Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Public Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under the Credit Facility or other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the Notes, which could further limit our ability to repay our debt, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.

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

			Price Range		Percentage of High Closing Sales Price as a Premium (Discount) to	Percentage of Low Closing Sales Price as a Premium (Discount) to
	NAV(1)		High	Low	NAV(2)	NAV(2)
Fiscal Year Ending February 28, 2022
First Quarter through May 4, 2021	$	*	$26.54	$22.66	*	*.
Fiscal Year Ended February 28, 2021
First Quarter		$25.11	$24.97	$8.40	(0.6)%	(66.5)%
Second Quarter		$26.68	$18.71	$15.08	(29.9)%	(43.5)%
Third Quarter		$26.84	$22.67	$16.21	(15.5)%	(39.6)%
Fourth Quarter		$27.25	$24.20	$20.43	(11.2)%	(25.0)%
Fiscal Year Ended February 29, 2020
First Quarter		$24.06	$25.60	$22.27	6.4%	(7.4)%
Second Quarter		$24.47	$25.50	$23.31	4.2%	(4.7)%
Third Quarter		$25.30	$26.23	$24.00	3.7%	(5.1)%
Fourth Quarter		$27.13	$28.35	$22.91	4.5%	(15.5)%

*	Net asset value has not yet been calculated for this period.

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices.

(2)	Calculated as the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of February 28, 2021, the Company purchased 408,812 shares of common stock, at the average price of $17.84 for approximately $7.3 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2021 the Company purchased 190,321 shares of common stock, at the average price $18.96 for approximately $3.6 million pursuant to the Share Repurchase Plan.

As shown in the table below, as of February 28, 2021, we had purchased 408,812 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through
November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through
December 31, 2015	-	$-	2,500	397,500
January 1, 2016 through
January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through
February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through
March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through
April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through
May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through
June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through
July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through
August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through
September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through
October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through
November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through
December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through
February 29, 2020	-	-	218,491	381,509
March 1, 2020 through
February 28, 2021	190,321	$18.96	408,812	891,188
Total	408,812	$17.84

Holders

The last reported closing sale price of our common stock on May 4, 2021 was $25.51 per share, which represents a discount of approximately 6.4% to the NAV reported as of February 28, 2021. As of May 4, 2021, there were 11 holders of record of our common stock.

Dividend Policy

The following table summarizes our dividends or distributions declared during fiscal 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019, 2020 and 2021:

Date Declared	Record Date	Payment Date	Amount per Share(2)		Percentage Paid in Cash
Fiscal Year Ended 2009:
May 22, 2008	May 30, 2008	June 13, 2008	$3.90		20.0%
August 19, 2008	August 29, 2008	September 15, 2008	3.90		20.0%
December 8, 2008	December 18, 2008	December 29, 2008	2.50		20.0%
Total			$10.30

Fiscal Year Ended 2010:
November 13, 2009	November 25, 2009	December 31, 2009	$18.25	(1)	20.0%
Total			$18.25

Fiscal Year Ended 2011:
November 12, 2010	November 19, 2010	December 29, 2010	$4.40	(1)	20.0%
Total			$4.40

Fiscal Year Ended 2012:
November 15, 2011	November 25, 2011	December 30, 2011	$3.00	(1)	20.0%
Total			$3.00

Fiscal Year Ended 2013:
November 9, 2012	November 20, 2012	December 31, 2012	$4.25	(1)	20.0%
Total			$4.25

Fiscal Year Ended 2014:
October 30, 2013	November 13, 2013	December 27, 2013	$2.65	(1)	20.0%
Total			$2.65

Fiscal Year Ended 2015:
September 24, 2014	November 3, 2014	November 28, 2014	$0.18	(1)	66.9%
September 24, 2014	February 2, 2015	February 27, 2015	0.22	(1)	66.2%
Total			$0.40

Fiscal Year Ended 2016:
April 9, 2015	May 4, 2015	May 29, 2015	$0.27	(1)	61.3%
May 14, 2015	May 26, 2015	June 5, 2015	1.00	(1)	61.7%
July 8, 2015	August 3, 2015	August 31, 2015	0.33	(1)	65.7%
October 7, 2015	November 2, 2015	November 30, 2015	0.36	(1)	56.3%
January 12, 2016	February 1, 2016	February 29, 2016	0.40	(1)	61.6%
Total			$2.36

Fiscal Year Ended 2017:
March 31, 2016	April 15, 2016	April 27, 2016	$0.41	(1)	62.7%
July 7, 2016	July 29, 2016	August 9, 2016	0.43	(1)	61.5%
August 8, 2016	August 24, 2016	September 5, 2016	0.20	(1)	63.3%
October 5, 2016	October 31, 2016	November 9, 2016	0.44	(1)	60.0%
January 12, 2017	January 31, 2017	February 9, 2017	0.45	(1)	60.5%
Total			$1.93

Fiscal Year Ended 2018:
February 28, 2017	March 15, 2017	March 28, 2017	$0.46	(1)	76.7%
May 30, 2017	June 15, 2017	June 27, 2017	0.47	(1)	81.2%
August 28, 2017	September 15, 2017	September 26, 2017	0.48	(1)	76.4%
November 29, 2017	December 15, 2017	December 27, 2017	0.49	(1)	82.4%
Total			$1.90

Fiscal Year Ended 2019:
February 26, 2018	March 14, 2018	March 26, 2018	$0.50	(1)	83.9%
May 30, 2018	June 15, 2018	June 27, 2018	0.51	(1)	84.0%
August 28, 2018	September 17, 2018	September 27, 2018	0.52	(1)	85.1%
November 27, 2018	December 17, 2018	January 2, 2019	0.53	(1)	85.4%
Total			$2.06

Fiscal Year Ended 2020:
February 26, 2019	March 14, 2019	March 28, 2019	$0.54	(1)	84.0%
May 28, 2019	June 13, 2019	June 27, 2019	0.55	(1)	83.5%
August 27, 2019	September 13, 2019	September 26, 2019	0.56	(1)	84.8%
January 7, 2020	January 24, 2020	February 6, 2020	0.56	(1)	85.5%
Total			$2.21

Fiscal Year Ended 2021:
July 7, 2020	January 24, 2020	August 12, 2020	$0.40	(1)	82.7%
October 7, 2020	October 26, 2020	November 10, 2020	0.41	(1)	82.4%
January 5, 2021	January 26, 2021	February 10, 2021	0.42	(1)	80.8%
Total			$1.23

(1)	This dividend was paid by a combination of shares of common stock and cash. Please see the discussion immediately following this table for more detail about the composition of this dividend.
(2)	In each case, all of our distributions have been paid from our earnings and there has not been any return of capital to investors.

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

In order to maintain tax treatment as a RIC, we must for each fiscal year distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2019, 2018 and 2017 calendar year, the Company made distributions sufficient such that we did not incur any U.S. federal excise taxes. For the 2014, 2015 and 2016 calendar years, our distributions were insufficient such that we incurred U.S. federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2021 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2021, if any, and, if we do so, we would expect to incur U.S. federal excise taxes as a result.

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

On January 5, 2021, our board of directors declared a dividend of $0.42 per share, which was paid on February 10, 2021, to common stockholders of record as of January 26, 2021. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2021. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Outstanding Securities and Debt

The following table shows our outstanding classes of securities and debt as of February 28, 2021.

				(d)
(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	Amount Outstanding Exclusive of Amounts Shown Under (c)
Securities:
Common Stock	100,000,000		11,217,545	88,782,455
Debt:
Credit Facility	$45,000,000		$-	$45,000,000
SBA Debentures	$325,000,000	(1)	$158,000,000	$141,000,000
6.25% 2025 Notes	$60,000,000		$60,000,000	$-
7.25% 2025 Notes	$43,125,000		$43,125,000	$-
7.75% 2025 Notes	$5,000,000		$5,000,000	$-
6.25% 2027 Notes	$15,000,000		$15,000,000	$-

(1)	For more information regarding our limitations as to SBA debenture issuances, see “Item 1. Business - Small Business Investment Company Regulations.”

FEES AND EXPENSES

The following table is intended to assist you in understanding the costs and expenses that an investor in this offering will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Moreover, the information set forth below does not include any transaction costs and expenses that investors will incur in connection with each offering of our securities pursuant to this prospectus. As a result, investors are urged to read the “Fees and Expenses” table contained in any corresponding prospectus supplement to fully understanding the actual transaction costs and expenses they will incur in connection with each such offering. Except where the context suggests otherwise, whenever this prospectus contains a reference to fees or expenses paid by “you,” “us” or “Saratoga Investment Corp.,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in Saratoga Investment Corp.

Stockholder transaction expenses (as a percentage of offering price):
Sales load paid	-	%(1)
Offering expenses borne by us	-	%(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses paid	-%
Annual estimated expenses (as a percentage of average net assets attributable to common stock):
Management fees	3.0	%(4)
Incentive fees payable under the Management Agreement	1.8	%(5)
Interest payments on borrowed funds	4.5	%(6)
Other expenses	2.3	%(7)
Total annual expenses	11.6	%(8)

(1)	In the event that the shares of common stock to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.
(3)	The expenses associated with the administration of our dividend reinvestment plan are included in “Other expenses.” The participants in the dividend reinvestment plan will pay a pro rata share of brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the plan. For more details about the plan, see “Dividend Reinvestment Plan.”
(4)	Our base management fee under the Management Agreement with Saratoga Investment Advisors is based on our gross assets, which is defined as our total assets, including those acquired using borrowings for investment purposes, but excluding cash and cash equivalents. See “Investment Advisory and Management Agreement.” The fact that our base management fee is payable based upon our gross assets, rather than our net assets (i.e., total assets after deduction of any liabilities, including borrowings) means that our base management fee as a percentage of net assets attributable to common stock will increase when we utilize leverage.
(5)	The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued by us during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).
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

(6)	We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The 4.5% figure in the table includes all expected borrowing costs that we expect to incur over the next twelve months in connection with the secured revolving credit facility we have with Madison Capital Funding LLC. The costs associated with our outstanding borrowings are indirectly borne by our stockholders. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. In addition, all of the commitment fees, interest expense, amortized financing costs of our Credit Facility, SBA debentures, the 6.25% 2025 Notes, the 6.25% 2027 Notes, the 7.25% 2025 Notes and the 7.75% 2025 Notes, and the fees and expenses of issuing and servicing any other borrowings or leverage that we expect to incur during the next twelve months are included in the table and expense example presentation below. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of the Company becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. See “Regulation” and “Risk Factors—Risks Related to Our Business and Structure—Recent legislation may allow us to incur additional leverage.”
(7)	“Other expenses” are based on estimated amounts for the current fiscal year and include our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Saratoga Investment Advisors in performing its obligations under the administration agreement. See “Administration Agreement.”
(8)	This figure includes all of the fees and expenses of our wholly-owned subsidiaries, Saratoga Investment Corp SBIC, LP and Saratoga Investment Funding LLC. Furthermore, this table reflects all of the fees and expenses borne by us with respect to our investment in Saratoga CLO.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that we would have no additional leverage and our annual operating expenses would remain at the levels set forth in the table above. In the event that shares to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load and offering expenses.

	1 Year	3 Years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return on portfolio	$128	$404	$708	$1,613

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

While the example assumes reinvestment of all dividends and distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by either (i) the greater of (x) the net asset value of our common stock or (y) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by our board of directors in the event that we use newly issued shares to satisfy the share requirements of the dividend reinvestment plan or (ii) the average purchase price, including any brokerage charges or other charges, of all shares of common stock purchased by the administrator of the dividend reinvestment plan in the event that shares are purchased in the open market to satisfy the share requirements of the dividend reinvestment plan, which may be at, above or below net asset value. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan, which may be at, above or below net asset value.

Sales of unregistered securities

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of February 28, 2021, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% fixed-rate Notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes. The 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of our 6.25% fixed rate Notes due in 2027 (the “Second 6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the Second 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The Second 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the Second 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes. The Second 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

Issuer purchases of equity securities

During the year ended February 28, 2021, we purchased 190,321 of our common stock in the open market. We did not make any purchases of our common stock in the open market during the years ended February 29, 2020, February 28, 2019.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial and other data as of and for the years ended February 28, 2021, February 29, 2020, February 28, 2019, February 28, 2018 and February 28, 2017 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report thereon is included within this Annual Report. The data should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report, and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SARATOGA INVESTMENT CORP.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollar amounts in thousands, except share and per share numbers)

	As of and for the	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018	February 28, 2017
Consolidated Statements of Operations Data:
Investment income:
Interest from investments	$51,714	$48,047	$43,297	$35,110	$29,348
Management fee, incentive fee and other income	5,936	10,401	4,411	3,505	3,809
Total investment income	57,650	58,448	47,708	38,615	33,157
Operating expenses:
Interest and debt financing expenses	13,587	14,683	13,126	10,939	9,888
Base management and incentive management fees(1)	14,000	22,263	11,770	10,180	7,846
Administrator expenses	2,545	2,131	1,896	1,646	1,367
General and administrative and other expenses	3,707	3,548	3,641	3,133	2,896
Income/excise tax expense (benefit)	6	962	(1,027)	(15)	45
Excise tax expense (credit)	692	-	-	-	-
Total operating expenses	34,537	43,587	29,406	25,883	22,042
Net investment income*	23,113	14,861	18,302	12,732	11,115
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments	(8,703)	42,877	4,874	(5,878)	12,368
Income tax (provision) benefit from realized gain on investments	(3,895)	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	4,966	(771)	(2,900)	10,825	(10,641)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(575)	355	(1,767)	-	-
Total net gain on investments	(8,207)	42,461	207	4,947	1,727
Realized loss on extinguishment of debt*	(128)	(1,583)	-	-	(1,455)
Net increase in net assets resulting from operations	$14,778	$55,739	$18,509	$17,679	$11,387

	As of and for the Year Ended	As of and for the Year Ended	As of and for the Year Ended	As of and for the Year Ended	As of and for the
	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018	Year Ended 2/29/2017
Per Share:
Adoption of ASC 606(2)	$-	$-	$(0.01)	$-	$-
Earnings per common share—basic and diluted(3)	1.32	5.98	2.63	2.93	1.98
Net investment income per share—basic and diluted(3)*	2.07	1.59	2.60	2.11	1.94
Net realized and unrealized gain (loss) per share—basic and diluted(3)	(0.74)	4.56	0.03	0.82	0.30
Realized loss on extinguishment of debt*	(0.01)	(0.17)			(0.26)
Dividends declared per common share(4)	1.23	2.21	2.06	1.90	1.93
Issuance of common stock above net asset value(5)	-	-	0.15	-	-
Dilutive impact of dividends paid in stock on net asset value per share and other items(6)	(0.10)	(0.26)	(0.05)	(0.04)	(0.14)
Repurchases of common stock(7)	0.13	-	-	-	-
Net asset value per share	$27.25	$27.13	$23.62	$22.96	$21.97
Total return based on market value(8)	7.63%	9.28%	16.11%	5.28%	80.83%
Total return based on net asset value(9)	7.31%	26.22%	13.33%	14.45%	12.62%

Consolidated Statements of Assets and Liabilities Data:
Investment assets at fair value	$554,313	$485,632	$402,020	$342,694	$292,661
Total assets	592,152	530,866	470,672	360,336	318,651
Total debt outstanding, net of discount and/or deferred financing costs	274,050	204,879	277,151	206,486	181,476
Total net assets	304,185	304,287	180,875	143,691	127,295
Net asset value per common share	$27.25	$27.13	$23.62	$22.96	$21.97
Common shares outstanding at end of year	11,161,416	11,217,545	7,657,156	6,257,029	5,794,600

Other Data:
Investments funded	$202,261	$204,643	$187,708	$107,697	$126,935
Principal collections related to investment repayments or sales	$130,259	$167,253	$135,728	$66,312	$121,159
Number of investments at year end	81	74	58	56	53
Weighted average yield of income producing debt investments—Non-control/Non-affiliate(10)	9.47%	9.72%	10.93%	11.11%	10.66%
Weighted average yield on income producing debt investments—Affiliate(10)	11.43%	11.55%	13.56%	13.06%	0.12
Weighted average yield on income producing debt investments—Control(10)	11.63%	11.23%	13.67%	16.97%	11.64%

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	See Note 6 to the consolidated financial statements contained elsewhere herein.

(2)	See Note 2 to the consolidated financial statements contained elsewhere herein.

(3)	For the years ended February 28, 2021, February 29, 2020, February 28, 2019, February 28, 2018 and February 28, 2017, amounts are calculated using weighted average common shares outstanding of 11,188,629, 9,319,192, 7,046,686, 6,024,040 and 5,582,453 respectively.

(4)	Calculated using the shares outstanding at the ex-dividend date.

(5)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(6)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See “Price Range of Common Stock—Dividend Policy.”

(7)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 10, Stockholders’ Equity.

(8)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(9)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(10)	The weighted average yield on income producing investments is higher than what investors in the Company will realize because it does not reflect the Company’s expenses and any sales load paid by investors.

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results and the impact of COVID-19 pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives vis a vie the current COVID-19 pandemic;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of February 28, 2021, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). For the year ended February 28, 2021, there was no activity related to the ATM offerings.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 6.25% 2025 Notes mature on August 31, 2025 and commencing August 31, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

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

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 6.25% 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 6.25% 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. At February 28, 2021, the total 6.25% 2025 Notes outstanding was $60.0 million. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. As of February 28, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of February 28, 2021, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% fixed-rate Notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes. The 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of our 6.25% fixed rate Notes due in 2027 (the “Second 6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the Second 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The Second 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the Second 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes. The Second 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of February 28, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel and hospitality, and temporarily closing our limiting operations at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from February 28, 2021 through May 5, 2021. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the fiscal year end February 28, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of February 28, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our February 28, 2021 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors, the audit committee of our board of directors and a third party independent valuation firm. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO and the Class F-R-3 Notes tranche of the Saratoga CLO every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flows that utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and market comparables for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by Saratoga Investment Advisors and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. During the fourth quarter ended February 28, 2021, the CLO 2013-1 Warehouse 2 Ltd was repaid in full.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of February 28, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

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

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company has assessed the Final Rule, and concluded that effective February 28, 2021, it is no longer an accelerated filer. As a result, the Company has filed this Annual Report on Form 10-K for the fiscal year ending February 28, 2021 as a non-accelerated filer.

Portfolio and investment activity

Investment Portfolio Overview

	February 28, 2021	February 29, 2020	February 28, 2019
	($ in millions)
Number of investments(1)	81	74	58
Number of portfolio companies(2)	40	35	31
Average investment per portfolio company(2)	$12.6	$12.9	$11.8
Average investment size(1)	$6.5	$6.3	$6.5
Weighted average maturity(3)	3.2 yrs	3.1 yrs	3.6 yrs
Number of industries	31	28	24
Non-performing or delinquent investments (fair value)	$2.1	$2.1	$5.7
Fixed rate debt (% of interest earning portfolio)(3)	$23.3(4.8%)	$29.7(6.8%)	$55.7(16.3%)
Fixed rate debt (weighted average current coupon)(3)	9.8%	9.3%	10.4%
Floating rate debt (% of interest earning portfolio)(3)	$462.6(95.2%)	$404.4(93.2%)	$285.0(83.7%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.4%	8.0%	8.6%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	At February 28, 2021, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-3 Notes tranches of Saratoga CLO. At February 29, 2020, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO and loan to Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. At February 28, 2019, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the fiscal year ended February 28, 2021, we invested $202.3 million in new or existing portfolio companies and had $130.3 million in aggregate amount of exits and repayments resulting in net investments of $72.0 million for the year.

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

Portfolio Composition

Our portfolio composition at February 28, 2021, February 29, 2020 and February 28, 2019 at fair value was as follows:

	February 28, 2021		February 29, 2020		February 28, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
Syndicated loans	-%	-%	-%	-%	-%	-%
First lien term loans	79.5	9.5	71.3	9.6	50.5	10.9
Second lien term loans	4.4	12.3	15.1	10.7	31.3	11.7
Unsecured term loans	0.4	-	0.9	9.3	0.5	-
Structured finance securities	9.0	11.6	6.7	11.4	8.8	14.6
Equity interests	6.7	-	6.0	-	8.9	3.1
Total	100.0%	9.1%	100.0%	9.3%	100.0%	10.7%

At February 28, 2021, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $31.4 million and constituted 5.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2021 and February 29, 2020, was composed of $603.7 million and $528.4 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 28, 2021, we also own $17.9 million in aggregate principal of the F-R-3 Notes in the Saratoga CLO, that only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2021, $584.6 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and four Saratoga CLO portfolio investments were in default with a fair value of $0.8 million. At February 29, 2020, $494.2 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investment were in default with a fair value of $1.4 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 28, 2021 and February 29, 2020 was as follows:

Saratoga Investment Corp.

	February 28, 2021		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$453,297	81.8%	$429,784	88.5%
Yellow	32,559	5.9	2,141	0.5
Red	-	0.0	2,137	0.4
N/A(1)	68,457	12.3	51,570	10.6
Total	$554,313	100.0%	$485,632	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 29, 2020 to $1.2 million as of February 28, 2021 primarily related to the increase in reserve for the year for our investments in My Alarm Center, LLC and Taco Mac, offset by the reversal of the full reserve for our investment in Roscoe Medical Inc.

The CMR distribution of Saratoga CLO investments at February 28, 2021 and February 29, 2020 was as follows:

Saratoga CLO

	February 28, 2021		February 29, 2020
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$514,183	86.8%	$456,767	91.1%
Yellow	70,415	11.9	37,446	7.5
Red	6,921	1.2	6,787	1.4
N/A(1)	501	0.1	0	0.0
Total	$592,020	100.0%	$501,000	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2021 and February 29, 2020:

Saratoga Investment Corp.

	February 28, 2021		February 29, 2020*
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Education Software	$88,090	15.9%	$96,055	19.8%
IT Services	73,087	13.2	62,541	12.9
Structured Finance Securities(1)	49,779	9.0	34,675	7.1
Healthcare Services	42,410	7.7	28,455	5.9
Education Services	40,384	7.1	36,365	7.5
Healthcare Software	28,972	5.2	30,764	6.3
Sports Management	25,469	4.6	25,740	5.3
Dental Practice Management Software	23,659	4.3	-	0.0
Payroll Services	18,333	3.3	19,055	3.9
Real Estate Services	18,032	3.3	-	0.0
Marketing Services	17,372	3.1	14,200	2.9
Hospitality/Hotel	17,080	3.1	14,894	3.1
HVAC Services and Sales	14,894	2.7	-	0.0
Property Management	14,578	2.6	11,503	2.4
Corporate Governance	13,265	2.4	9,090	1.9
Cyber Security	13,174	2.4	9,982	2.1
Industrial Products	9,047	1.6	10,779	2.2
Waste Services	9,000	1.6	9,000	1.9
Dental Practice Management	7,133	1.3	-	0.0
Facilities Maintenance	6,193	1.1	5,375	1.1
Non-profit Services	5,554	1.0	5,555	1.1
Healthcare Supply	5,422	1.0	2,137	0.4
Field Service Management	4,018	0.7	2,970	0.6
Office Supplies	3,610	0.7	3,799	0.8
Restaurant	2,141	0.4	2,140	0.4
Corporate Education Software	1,050	0.2	-	0.0
Staffing Services	925	0.2	922	0.2
Healthcare Products Manufacturing	567	0.1	7,717	1.6
Consumer Products	475	0.1	418	0.1
Financial Services	419	0.1	32,090	6.6
Consumer Services	181	0.0	1,997	0.4
Metals	-	0.0	3,130	0.6
Construction Management Services	-	0.0	4,284	0.9
Total	$554,313	100.0%	$485,632	100.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

(1)	As of February 28, 2021, comprised of our investment in the subordinated notes and Class F-R-3 Notes of Saratoga CLO. As of February 29, 2020, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO and Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2021 and February 29, 2020:

Saratoga CLO

	February 28, 2021		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$105,326	17.9%	$87,957	17.6%
Services: Business	55,588	9.4	45,735	9.1
High Tech Industries	50,106	8.5	32,897	6.6
Healthcare & Pharmaceuticals	46,689	7.9	39,978	8.0
Services: Consumer	31,604	5.4	28,327	5.6
Telecommunications	29,878	5.1	28,317	5.6
Aerospace & Defense	25,952	4.4	25,093	5.0
Chemicals, Plastics, & Rubber	23,302	3.9	14,689	2.9
Hotel, Gaming & Leisure	20,515	3.4	16,883	3.4
Media: Advertising, Printing & Publishing	19,826	3.3	19,808	4.0
Consumer goods: Non-durable	19,343	3.3	15,700	3.1
Automotive	19,159	3.2	13,820	2.8
Containers, Packaging & Glass	18,822	3.2	15,753	3.1
Beverage, Food & Tobacco	17,998	3.1	21,637	4.3
Consumer goods: Durable	13,143	2.2	11,674	2.3
Retail	12,880	2.2	14,538	2.9
Capital Equipment	9,961	1.7	9,551	1.9
Media: Broadcasting & Subscription	9,426	1.6	7,959	1.6
Utilities: Oil & Gas	8,235	1.4	7,306	1.5
Forest Products & Paper	6,954	1.2	5,385	1.1
Transportation: Consumer	6,183	1.0	1,914	0.4
Metals & Mining	6,127	1.0	4,112	0.8
Media: Diversified & Production	6,035	1.0	2,711	0.5
Wholesale	5,841	1.0	1,928	0.4
Transportation: Cargo	5,812	1.0	7,054	1.4
Construction & Building	5,362	0.9	7,617	1.5
Energy: Electricity	4,547	0.8	3,357	0.7
Utilities: Electric	4,209	0.7	4,752	1.0
Energy: Oil & Gas	2,208	0.4	3,559	0.7
Environmental Industries	989	0.2	989	0.2

Total	$592,020	100.3%	$501,000	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2021 and February 29, 2020. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 28, 2021		February 29, 2020
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$167,397	30.2%	$165,353	34.0%
West	145,907	26.3	99,390	20.5
Midwest	110,125	19.9	75,528	15.5
Southwest	39,334	7.1	61,456	12.7
Northwest	13,174	2.4	9,981	2.1
Northeast	7,314	1.3	18,047	3.7
Other(1)	71,062	12.8	55,877	11.5
Total	$554,313	100.0%	$485,632	100.0%

(1)	As of February 28, 2021, comprised of our investments in the subordinated notes, F-R-3 Notes of Saratoga CLO and foreign investments. As of February 29, 2020, comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO, Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd and foreign investments.

Results of operations

Operating results for the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019 were as follows:

	For the Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
	($ in thousands)
Total investment income	$57,650	$58,448	$47,708
Total operating expenses	34,537	43,587	29,406
Net investment income	23,113	14,861	18,302
Net realized gains (losses) from investments	(8,704)	42,877	4,874
Income tax (provision) benefit from realized gain on investments	(3,895)
Net change in unrealized appreciation (depreciation) on investments	4,966	(771)	(2,900)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(574)	355	(1,767)
Loss on extinguishment of debt*	(129)	(1,583)	-
Net increase in net assets resulting from operations	$14,777	$55,739	$18,509

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Investment income

The composition of our investment income for the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019 were as follows:

	For the Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
	($ in thousands)
Interest from investments	$51,714	$48,047	$43,297
Interest from cash and cash equivalents	14	536	65
Management fee income	2,508	2,504	1,722
Incentive fee income	-	-	633
Structuring and advisory fee income	2,157	5,286	1,355
Other income	1,257	2,075	636
Total investment income	$57,650	$58,448	$47,708

For the fiscal year ended February 28, 2021, total investment income decreased $0.8 million, or 1.4% compared to the fiscal year ended February 29, 2020. Interest income from investments increased $3.7 million, or 7.6%, to $51.7 million for the year ended February 28, 2021 from $48.0 million for the fiscal year ended February 29, 2020. This reflects an increase of 14.1% in total investments to $554.3 million at February 28, 2021 from $485.6 million at February 29, 2020, offset by the reduction in LIBOR during this same period. At February 28, 2021, the weighted average current yield on investments was 9.1% compared to 9.3% at February 29, 2020, which offset some of the interest income increase.

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

For the fiscal year ended February 28, 2021 and February 29, 2020, total PIK income was $2.6 million and $4.5 million, respectively. This decrease was primarily due to our sale in Easy Ice, LLC, which primarily generated PIK interest income. The Company sold its interest in Easy Ice, LLC during the end of the year ended February 29, 2020.

For the fiscal year ended February 29, 2020 and February 28, 2019, total PIK income was $4.5 million and $4.2 million, respectively. This increase was primarily due to the increase in investment in Easy Ice, LLC, which primarily generated PIK interest income. The Company sold its interest in Easy Ice, LLC during the year ended February 29, 2020.

Following the third refinancing of the CLO on December 14, 2018, the Company is no longer entitled to receive the incentive fee. For the years ended February 28, 2019 incentive fee income of $0.6 million, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved.

For the fiscal year ended February 28, 2021, February 29, 2020 and February 28, 2019, total structuring and advisory fee income was $2.2 million, $5.3 million and $1.4 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the fiscal year ended February 28, 2021, February 29, 2020 and February 28, 2019, other income was $1.3 million, $2.1 million and $0.6 million, respectively. Other income includes dividends received, origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 were as follows:

	For the Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
	($ in thousands)
Interest and debt financing expenses	$13,587	$14,683	$13,126
Base management fees	9,098	8,099	6,879
Incentive management fees	4,904	14,164	4,891
Professional fees	1,706	1,684	1,849
Administrator expenses	2,546	2,131	1,896
Insurance	285	260	253
Directors fees and expenses	290	278	291
General and administrative and other expenses	1,428	1,326	1,248
Income tax benefit	1	962	(1,027)
Excise tax expense (credit)	692	-	-
Total operating expenses	$34,537	$43,587	$29,406

For the year ended February 28, 2021, total operating expenses decreased $9.0 million, or 20.8% compared to the year ended February 29, 2020. For the year ended February 29, 2020, total operating expenses increased $14.2 million, or 48.2% compared to the year ended February 28, 2019.

For the year ended February 28, 2021, the decrease in interest and debt financing expenses is primarily attributable to a lower blended cost of borrowings, with the higher-yield 2023 Notes being replaced with the lower-cost 2025 Notes and increased lower-cost SBA debentures.

Total average outstanding debt decreased from $273.8 million for the year ended February 29, 2020 to $264.2 million for the year ended February 28, 2021. For the year ended February 28, 2021, the weighted average interest rate on our outstanding indebtedness was 4.46% compared to 4.71% for the year ended February 29, 2020. The decrease in weighted average interest rate and average outstanding debt was primarily due to the issuance of the lower-cost 2025 Notes and the repayment of the higher-cost 2023 Notes, and the issuance of new SBA debentures that carry a lower interest rate. The average outstanding borrowings of the 2023 Notes decreased $63.2 million from $63.2 for the year ended February 29, 2020 to $0 million for the year ended February 28, 2021. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amounts of $74.45 million in aggregate principal amounts issued and outstanding 2023 Notes. At February 28, 2021 and February 29, 2020, the SBA debentures represented 56.2% and 71.4% of overall debt, respectively.

For the years ended February 29, 2020 and February 28, 2019, the increase in interest and debt financing expenses is primarily attributable to an increase in total outstanding debt. The increase is primarily attributable to an increase in average outstanding debt from $249.3 million for the year ended February 28, 2019 to $273.8 million for the year ended February 29, 2020. For the year ended February 29, 2020, the weighted average interest rate on our outstanding indebtedness was 4.71% compared to the 4.62% for the year ended February 28, 2019. The increase in weighted average interest rate was primarily driven by the issuance of the 2025 Notes which carry a fixed rate of 6.25%, versus the SBA debentures that carry a lower interest rate. At February 29, 2020 and February 28, 2019, the SBA debentures represented 71.4% and 52.7% of overall debt, respectively.

For the year ended February 28, 2021, base management fees increased $1.0 million, or 12.3% compared to the fiscal year ended February 29, 2020. The increase in base management fees results from the 12.3% increase in the average value of our total assets, less cash and cash equivalents, from $462.8 million as of February 29, 2020 to $519.9 million as of February 28, 2021.

For the year ended February 29, 2020, base management fees increased $1.2 million, or 17.7% compared to the fiscal year ended February 28, 2019. The increase in base management fees results from the 17.7% increase in the average value of our total assets, less cash and cash equivalents, from $393.1 million as of February 28, 2019 to $462.8 million as of February 29, 2020.

For the year ended February 28, 2021, incentive management fees decreased $9.3 million, or 65.4% compared to the fiscal year ended February 29, 2020. The first part of the incentive management fees decreased this year from $5.8 million for the year ended February 29, 2020 to $5.4 million for the year ended February 28, 2021,as higher average net equity during this period resulted in an increase to the net investment income hurdle rate pursuant to the Management Agreement. The incentive management fees related to capital gains decreased from $8.4 million expense for the fiscal year ended February 29, 2020 to $(0.5) million benefit for the fiscal year ended February 28, 2021, reflecting a reversal of incentive fee accrual due to an increase in unrealized depreciation on investments during the year ended February 28, 2021.

For the year ended February 29, 2020, incentive management fees increased $9.3 million, or 189.6% compared to the fiscal year ended February 28, 2019. The first part of the incentive management fees increased this year from $4.6 million for the year ended February 28, 2019 to $5.8 million for the year ended February 29, 2020, as higher average total assets of 17.7% has led to increased net investment income above the hurdle rate pursuant to the investment advisory and management agreement. The incentive management fees related to capital gains increased from $0.3 million for the fiscal year ended February 28, 2019 to $8.4 million for the fiscal year ended February 29, 2020, reflecting the net realized and unrealized gain on investments this year, primarily related to our Censis Technologies, Inc, and Easy Ice, LLC investments and also including the impact of the deferred taxes on unrealized appreciation.

For the year ended February 28, 2021, professional fees increased $0.02 million, or 1.3% compared to the fiscal year ended February 29, 2020. This increase primarily relates to increased legal and accounting fees this year, as investment activities continue to grow.

For the year ended February 29, 2020, professional fees decreased $0.2 million, or 8.9% compared to the fiscal year ended February 28, 2019. This decrease primarily relates to decreased legal and accounting fees this year, as the shelf registration statement last year led to higher fees.

For the year ended February 28, 2021, administrator expenses increased $0.4 million, or 19.5% compared to the fiscal year ended February 29, 2020, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $2.225 million to $2.775 million, effective August 1, 2020.

For the year ended February 29, 2020, administrator expenses increased $0.2 million, or 12.4% compared to the fiscal year ended February 28, 2019, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million, effective August 1, 2019.

As discussed above, the decrease in interest and debt financing expenses for the years ended February 28, 2021, versus February 29, 2020, is primarily attributable to the change in mix in lower-yield borrowings outstanding, while the increase versus, the year ended February 28, 2019 is primarily attributable to an increase in the average amount of outstanding debt as compared to the prior years.

For the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019, the average borrowings outstanding under the Credit Facility was approximately $1.8 million, $0.6 million and $3.4 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facility was 0.17%, 6.66% and 7.10%, respectively.

For the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019, the average borrowings outstanding of SBA debentures was $169.3 million, $150.0 million and $146.0 million, respectively. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25%, 3.23% and 3.20%, respectively.

During the year ended February 28, 2021 and February 29, 2020, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $60.0 million, respectively.

During the year ended February 28, 2021 and February 29, 2020, the average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $0.0 million, respectively.

During the year ended February 28, 2021 and February 29, 2020, the average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $0.0 million, respectively.

During the year ended February 28, 2021 and February 29, 2020, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $7.0 million and $0.0 million, respectively.

As discussed above, during the fourth quarter of 2020 fiscal year, the Company redeemed $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes. During the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $0.0 million, $63.2 million and $74.5 million, respectively.

For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recognized income tax expense (benefit) of $0.0 million, $1.0 million and $(1.0) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers.

For the year ended February 28, 2021, we accrued excise taxes of $0.7 million on undistributed taxable income as of December 31, 2020.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 28, 2021, the Company had $130.3 million of sales, repayments, exits or restructurings resulting in $8.7 million of net realized loss. The most significant realized gains and losses during the year ended February 28, 2021 were as follows (dollars in thousands):

Fiscal year ended February 28, 2021

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Elyria Foundry Company, L.L.C.	Equity Interests	$959	$9,685	$(8,726)

The $8.7 million of net realized losses was from the sales of the equity positions in Elyria Foundry Company, L.L.C.

For the fiscal year ended February 29, 2020, the Company had $167.3 million of sales, repayments, exits or restructurings resulting in $42.9 million of net realized gains. The most significant realized gains and losses during the year ended February 29, 2020 were as follows (dollars in thousands)

Fiscal year ended February 29, 2020

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Easy Ice, LLC	Equity Interests	$41,928	$10,703	$31,225
Censis Technologies, Inc.	Equity Interests	12,280	999	11,281

The $31.2 million and $11.3 million of net realized gains was from the sales of the equity position in Easy Ice, LLC and Censis Technologies, Inc., respectively.

For the fiscal year ended February 28, 2019, the Company had $135.7 million of sales, repayments, exits or restructurings resulting in $4.9 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2019 were as follows (dollars in thousands):

Fiscal year ended February 28, 2019

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
HMN Holdco, LLC	Equity Interests	$642	$62	$580
HMN Holdco, LLC	Equity Interests	4,539	438	4,101

For the year ended February 28, 2019, the $4.7 million of net realized gains on our investments in HMN Holdco, LLC was due to a refinancing transaction that included the sale of our equity position.

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 28, 2021, our investments had a net change in unrealized appreciation of $5.0 million versus a net change in unrealized depreciation of $0.8 million for the year ended February 29, 2020. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2021, were the following (dollars in thousands):

Fiscal year ended February 28, 2021

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
ArbiterSports, LLC	First Term Lien Loan	26,801	25,469	(1,332)	(1,306)
C2 Educational Systems	First Term Lien Loan	15,998	13,499	(2,499)	(2,517)
Elyria Foundry Company, L.L.C.	Equity Interests	9,685	730	(8,955)	7,745
Knowland Group, LLC	Second Lien Term Loan	15,768	10,788	(4,980)	(4,873)
My Alarm Center, LLC	Equity Interests	712	181	(531)	1,816
Netreo Holdings, LLC	First Term Lien Loan & Equity Interests	9,632	15,220	5,588	1,832
Passageways, Inc.	First Term Lien Loan & Equity Interests	10,953	13,264	2,311	1,173
Roscoe Medical, Inc.	Second Lien Term Loan & Equity Interests	5,649	5,422	(227)	2,343
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	33,847	31,450	(2,397)	(1,434)
Village Realty Holdings LLC	First Term Lien Loan & Equity Interests	12,394	14,577	2,183	2,038

The $1.3 million net change in unrealized depreciation in our investment in ArbiterSports, LLC was driven by disruptions to its business due to COVID-related shutdowns.

The $2.5 million net change in unrealized depreciation in our investment C2 Education Systems was driven by disruptions to its business due to COVID-related shutdowns.

The $7.7 million net unrealized loss reversal in our investment in Elyria Foundry Company, L.L.C. was due to the realization of this investment, which resulted in a net unrealized appreciation during FY21.

The $4.9 million net change in unrealized depreciation in our investment in Knowland Group, LLC was driven by disruptions to its business due to COVID-related shutdowns.

The $1.8 million net change in unrealized depreciation in our investment in My Alarm Center, LLC was driven by increasing leverage levels combined with declining market conditions in the sector.

The $1.8 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by growth and improved financial performance.

The $1.2 million net change in unrealized appreciation in our investment in Passageways, Inc. was driven by growth and improved financial performance.

The $2.3 million net change in unrealized appreciation in our investment in Roscoe Medical, Inc. was driven by continued improvement in the company’s performance.

The $1.4 million of unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by a reduction in base interest rates during FY 2021, along with expenses resulting from the recapitalization of the CLO.

The $2.0 million net change in unrealized appreciation in our investment in Village Realty Holdings, LLC was driven by increased customer demand during its peak season this year.

For the year ended February 29, 2020, our investments had a net change in unrealized depreciation of $0.8 million versus a net change in unrealized depreciation of $2.9 million for the year ended February 28, 2019. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 29, 2020, were the following (dollars in thousands):

Fiscal year ended February 29, 2020

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	Second Term Lien Loan & Equity Interests	$-	$-	$-	$(3,817)
GreyHeller LLC	First Term Lien Loan & Equity Interests	7,821	9,981	2,160	1,331
Netreo Holdings, LLC	First Term Lien Loan & Equity Interests	8,273	12,029	3,756	1,655

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

For the year ended February 28, 2019, our investments had a net change in unrealized depreciation of $2.9 million versus a net change in unrealized appreciation of $10.8 million for the year ended February 28, 2018. The most significant cumulative net change in unrealized appreciation (depreciation) for the year ended February 28, 2019, were the following (dollars in thousands):

Fiscal year ended February 28, 2019
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation
Elyria Foundry Company, L.L.C.	Equity Interests	$9,685	$1,804	$(7,881)	$(1,630)
Roscoe Medical, Inc.	Second Lien Term Loan Interests	4,189	2,499	(1,690)	(1,419)
Netreo Holdings, LLC	Equity Interests	3,150	5,179	2,029	2,029
My Alarm Center, LLC	Equity Interests	2,358	1,113	(1,245)	(1,274)

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recorded a net increase in net assets resulting from operations of $14.8 million, $55.7 million and $18.5 million, respectively. Based on 11,188,629 weighted average common shares outstanding as of February 28, 2021, our per share net increase in net assets resulting from operations was $1.32 for the fiscal year ended February 28, 2021. This compares to a per share net increase in net assets resulting from operations of $5.98 for the fiscal year ended February 29, 2020 (based on 9,319,192 weighted average common shares outstanding as of February 29, 2020), and a per share net increase in net assets resulting from operations of $2.63 for the fiscal year ended February 28, 2019 (based on 7,046,686 weighted average common shares outstanding as of February 28, 2019).

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 347.1% as of February 28, 2021 and 607.1% as of February 29, 2020. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of February 28, 2021, we had no outstanding borrowings under the Credit Facility and $158.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 29, 2020, we had no outstanding borrowings under the Credit Facility and $150.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 28, 2021 and February 29, 2020 was $38.9 million and $35.6 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 347.1% as of February 28, 2021 and 607.1% as of February 29, 2020.

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

As of February 28, 2021, our SBIC LP subsidiary had $75.0 million in regulatory capital and $124.0 million SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $69.0 million in regulatory capital and $34.0 million SBA-guaranteed debentures outstanding.

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

At February 28, 2021, the total 6.25% 2025 Notes outstanding was $60.0 million.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB+” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share. At February 28, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million.

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

At February 28, 2021, the total 7.75% 2025 Notes outstanding was $5.0 million.

On December 29, 2020, the Company issued $5.0 aggregate principal amount of our 6.25% fixed-rate Notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued $10.0m aggregate principal amount of our 6.25% fixed rate Notes due in 2027 (the “Second 6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

At February 28, 2021, the total 6.25% 2025 Notes outstanding was $15.0 million.

At February 28, 2021 and February 29, 2020, the fair value of total cash and cash equivalents, cash and cash equivalents in reserve accounts and total investments by major category are as follows:

	February 28, 2021		February 29, 2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$18,828	3.2%	$24,599	4.7%
Cash and cash equivalents, reserve accounts	11,087	1.9	14,851	2.8
First lien term loans	440,456	75.4	346,233	66.0
Second lien term loans	24,930	4.3	73,570	14.0
Unsecured term loans	2,141	0.4	4,346	0.8
Structured finance securities	49,779	8.5	32,470	6.2
Equity interests	37,007	6.3	29,013	5.5
Total	$584,228	100.0%	$525,082	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of February 28, 2021, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). For the year ended February 28, 2021, there was no activity related to the ATM offerings.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of February 28, 2021, the Company purchased 408,812 shares of common stock, at the average price of $17.84 for approximately $7.3 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2021 the Company purchased 190,321 shares of common stock, at the average price $18.96 for approximately $3.6 million pursuant to the Share Repurchase Plan.

On January 5, 2021, our board of directors declared a dividend of $0.42 per share, which was paid on February 10, 2021, to common stockholders of record as of January 26, 2021. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

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

Also, on September 24, 2014, our board of directors declared a dividend of $0.18 per share, which was paid on November 28, 2014, to common stockholders of record on November 3, 2014. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$-	$-	$-	$-	$-
SBA debentures	158,000	-	14,000	39,000	105,000
6.25% 2025 Notes	60,000	-	-	60,000	-
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$281,125	$-	$14,000	$147,125	$120,000

Off-balance sheet arrangements

At February 28, 2021 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $58.8 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2021 and February 29, 2020 is shown in the table below (dollars in thousands):

	February 28, 2021	February 29, 2020
At Company’s discretion
Book4Time, Inc.	$2,000	$-
CLEO Communications Holding, LLC	630	-
GreyHeller LLC	15,000	-
inMotionNow, Inc.	-	3,000
Netreo Holdings, LLC	10,000	-
Omatic Software, LLC	-	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	-	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	-	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000
Total	45,805	46,500

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	-	1,000
Axiom Purchaser, Inc.	-	1,000
CoConstruct, LLC	-	3,500
Davisware, LLC	-	2,000
GoReact	2,000	2,000
Granite Comfort, LP	-	-
HemaTerra Holding Company, LLC	2,000	4,000
New England Dental Partners	6,000	-
Passageways, Inc.	2,000	3,000
Procurement Partners, LLC	1,000	-
Village Realty Holdings LLC	-	1,124
	13,000	17,624
Total	$58,805	$64,124

Recent Developments

Saratoga Investment Corp. announced on March 10, 2021, that it has closed a public offering of $50.0 million aggregate principal amount of its 4.375% notes due 2026 (the “Notes”), which resulted in net proceeds to the Company of approximately $48.8 million based on a public offering price of 100% of the aggregate principal amount of the Notes, after deducting payment of underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Notes will mature on February 28, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The Notes will bear interest at a rate of 4.375% per year payable semi-annually on February 28 and August 28 of each year, beginning August 28, 2021.

On March 22, 2021, the Company declared a dividend of $0.43 per share payable on April 22, 2021, to common stockholders of record on April 8, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9, 12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

Subsequent to February 28, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended February 28, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At February 28, 2021, we had $281.0 million of borrowings outstanding. There were no borrowings outstanding under the revolving credit facility as of February 28, 2021.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2021 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.5 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.03 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 28, 2021.

	Increase	(Increase)	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Investment	Investment
Change	Income	Expense	Income	Income per Share
	($ in thousands)
-100	$(34)	$-	$(34)	$(0.00)
-50	(34)	-	(34)	(0.00)
-25	(34)	-	(34)	(0.00)
25	45	-	45	0.00
50	103	-	103	0.01
100	507	-	507	0.05
200	3,028	-	3,028	0.27
300	7,414	-	7,414	0.66
400	12,122	-	12,122	1.09

The table above assumes no defaults or prepayments by portfolio companies over the next twelve months. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility, with an increase (decrease) in the debt outstanding under the Credit Facility resulting in an (increase) decrease in the hypothetical interest expense.

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2021.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	61	Chairman of the Board, Chief Executive Officer and President	2010	2021
Henri J. Steenkamp	45	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2020	2023
Independent Directors
Steven M. Looney	71	Director	2007	2022
Charles S. Whitman III	79	Director	2007	2022
G. Cabell Williams	67	Director	2007	2023

Christian L. Oberbeck—Mr. Oberbeck has over 36 years of experience in leveraged finance, from distressed debt to private equity, and has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in a broad array of businesses. Mr. Oberbeck is the Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser and the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Oberbeck is also the Managing Partner of Saratoga Partners, a middle market private equity investment firm.

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

Steven M. Looney—Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a strategic advisory firm specializing in change management and revenue enhancement for middle market enterprises, and is a CPA and an attorney. Mr. Looney has served as a consultant and director to numerous companies in the healthcare, manufacturing and services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney is a trustee of Excellent Education for Everyone, a nonprofit organization and founder of its affiliate, Education Moms. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. He began his career at the United States Securities and Exchange Commission. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co., as Chief Financial and Administrative Officer of WH Industries and as General Counsel and Chief Compliance Officer of A.G. Becker-Warburg Paribas Becker, as well as his financial, accounting and legal expertise.

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

Henri J. Steenkamp—Mr. Steenkamp, 45 years old, is a Director of the Board and Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of the Company and of Saratoga Investment Advisors LLC, the Company’s investment adviser. Prior to this, Mr. Steenkamp had served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer of the holding company through January 2013.

Before joining MF Global, Mr. Steenkamp spent eight years with PricewaterhouseCoopers (“PwC”), including four years in Transaction Services in its New York office, managing a variety of capital-raising transactions on a global basis. His focus was also on the SEC registration and public company filing process, including technical accounting. He spent four years with PwC in South Africa, where he served as an auditor primarily for SEC registrants and assisted South African companies as they went public in the U.S. Mr. Steenkamp is a chartered accountant and holds an honors degree in Finance. Mr. Steenkamp’s qualifications as director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations, gained through his service as the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary.

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

Director Compensation

Our independent directors receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons.”

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2021:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$-	$-
Henri J. Steenkamp(1)	-	-
Independent Directors
Steven M. Looney	$97,000	$97,000
Charles S. Whitman III	92,000	92,000
G. Cabell Williams	92,000	92,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year ended February 28, 2021 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 4, 2021, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 11,199,995 shares of common stock outstanding as of May 4, 2021. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,535,792	(1)	13.7%
Henri J. Steenkamp	18,093		*
Independent Directors
Steven M. Looney	2,508		*
Charles S. Whitman III	3,400		*
G. Cabell Williams	69,940		*
All Directors as a Group	1,629,733		14.6%
Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	910,818		8.1%
Elizabeth Oberbeck(3)	549,183		4.9%
Thomas V. Inglesby	354,236		3.2%
Michael J. Grisius	167,215		1.5%

*	Less than 1.0%

Mr. Oberbeck, Mr. Grisius and Mr. Inglesby are affiliates who make up 18.4% of the ownership of SAR.

(1)	Includes 722,868 shares of common stock directly held by Mr. Oberbeck, 217,774 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 44,869 shares of common stock directly held by Mr. Oberbeck's children, for which Mr. Oberbeck retains the voting rights, 1,100 shares of common stock directly held by Mr. Oberbeck's wife, for which Mr. Oberbeck retains the voting rights, and 549,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.

(2)	Based on information included in Amendment No. 9 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 16, 2021. The address of Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830.

(3)	Based on information included in Amendment No. 2 to Schedule 13D filed on January 16, 2020, which amends and supplements the statements on Schedule 13D originally filed with the Securities and Exchange Commission on October 27, 2014 and amended by Amendment No. 1 on April 2, 2019. The original 13D was filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2021 and February 29, 2020, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2021	Fiscal Year Ended February 29, 2020
Audit Fees	$525,000	$647,000
Tax Fees	42,800	42,000
Total Fees	$567,800	$689,000

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. For the year ended February 29, 2020 Ernst Young LLP was the auditor for Saratoga Investment Corp. CLO 2013-1, Ltd. The following are the related fees:

	Fiscal Year Ended February 28, 2021	Fiscal Year Ended February 29, 2020
CLO Audit Fees	$-	$65,000
Tax Services for Company’s Subsidiaries	-	-
All Other Fees	29,000	28,000
Total Fees	$29,000	$93,000

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

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333- 214182, filed on December 12, 2016).

4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).

4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post-Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).

4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).

4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.10*	Description of Securities.

4.11	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).

4.12	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).

4.13	Eighth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.14	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.13 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).

10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).

10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).

10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).

10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).

10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333- 216344, filed on January 11, 2018).

10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).

10.16	Amendment No. 4 to the Equity Distribution Agreement dated July 11, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on July 12, 2019).

10.17	Amendment No. 5 to the Equity Distribution Agreement dated October 10, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 10, 2019).

10.18	Amendment No. 4 to Credit, Security and Management Agreement, dated April 24, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 29, 2020).

10.19	Amendment No. 5 to Credit, Security and Management Agreement, dated September 14, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 17, 2020).

10.20	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.21	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21.1	List of Subsidiaries (Incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2020).
23.1*	Consent of Ernst & Young LLP for Saratoga Investment Corp.
23.2*	Consent of CohnReznick LLP for Saratoga Investment Corp. CLO 2013-1, Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 5, 2021	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer	May 5, 2021
Christian L. Oberbeck	(Principal Executive Officer)

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 5, 2021
Henri J. Steenkamp	Principal Financial Officer), Member of the Board of Directors

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 5, 2021
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 5, 2021
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 5, 2021
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 28, 2021 and February 29, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2021 and February 29, 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 28, 2021, in conformity with US generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 28, 2021 and February 29, 2020 by correspondence with the portfolio companies, custodians and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which is relates.

Valuation of investments using significant unobservable inputs

Description of the Matter	At February 28, 2021, the fair value of the Company's investments categorized in Level 3 of the fair value hierarchy (Level 3 investments) totaled $554,312,715. Management determines the fair value of these investments by applying the valuation techniques described in Notes 2 and 3 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of the valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The valuation techniques used by the Company include market comparables, discounted cash flows and enterprise value waterfalls. The significant unobservable inputs used to measure fair value include market yields, EBITDA multiples, revenue multiples, discount rates, recovery rates and prepayment rates.

Auditing the fair value of the Company's Level 3 investments was complex and involved auditor judgment, as the valuation techniques selected and the significant unobservable inputs and assumptions used by the Company are highly judgmental and require estimation, and the selection of such techniques, inputs and assumptions has a significant effect on the fair value measurement of such investments.

How We Addressed the Matter in Our Audit	To test the valuation of the Company’s Level 3 investments, we gained an understanding of the valuation techniques, significant unobservable inputs and assumptions used by the Company to value the Level 3 investments and reviewed the information considered by the Board of Directors relating to the fair value of each investment. For a sample of Level 3 investments, we evaluated the valuation techniques used, tested the significant unobservable inputs and assumptions, and tested the mathematical accuracy of the related valuation models. For this sample of Level 3 investments, we agreed the significant inputs and underlying data used in the Company’s valuations (for example, deal terms, portfolio company operating results, market yields) to transaction agreements, most recently available portfolio company financial statements or other financial information, information available from third-party sources and market data, as applicable. We involved our valuation specialists to assist in developing independent estimates of fair value for a sample of investments by using portfolio company and market information, and we compared such estimates to the Company’s fair value of these investments. We also searched for and evaluated information that corroborated or contradicted the Company’s valuations of Level 3 investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York

May 5, 2021

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 28, 2021	February 29, 2020
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $471,328,212 and $418,006,725, respectively)	$469,946,494	$420,442,928
Affiliate investments (amortized cost of $17,331,707 and $23,998,917, respectively)	19,367,740	18,485,854
Control investments (amortized cost of $61,353,761 and $44,293,619, respectively)	64,998,481	46,703,192
Total investments at fair value (amortized cost of $550,013,680 and $486,299,261, respectively)	554,312,715	485,631,974
Cash and cash equivalents	18,828,047	24,598,905
Cash and cash equivalents, reserve accounts	11,087,027	14,851,447
Interest receivable (net of reserve of $1,152,086 and $1,238,049, respectively)	4,223,630	4,810,456
Due from affiliate (See Note 6)	2,719,000	-
Management fee receivable	34,644	272,207
Other assets	947,315	701,007
Total assets	$592,152,378	$530,865,996

LIABILITIES
Revolving credit facility	$-	$-
Deferred debt financing costs, revolving credit facility	(639,982)	(512,628)
SBA debentures payable	158,000,000	150,000,000
Deferred debt financing costs, SBA debentures payable	(2,642,622)	(2,561,495)
6.25% Notes Payable 2025	60,000,000	60,000,000
Deferred debt financing costs, 6.25% notes payable 2025	(1,675,064)	(2,046,735)
7.25% Notes Payable 2025	43,125,000	-
Deferred debt financing costs, 7.25% notes payable 2025	(1,401,307)	-
7.75% Notes Payable 2025	5,000,000	-
Deferred debt financing costs, 7.75% notes payable 2025	(239,222)	-
6.25% Notes Payable 2027	15,000,000	-
Deferred debt financing costs, 6.25% notes payable 2027	(476,820)	-
Base management and incentive fees payable	6,556,674	15,800,097
Deferred tax liability	1,922,664	1,347,363
Accounts payable and accrued expenses	1,750,266	1,713,157
Interest and debt fees payable	2,645,784	2,234,042
Directors fees payable	70,500	61,500
Due to manager	279,065	543,842
Excise tax payable	691,672	-
Total liabilities	287,966,608	226,579,143

Commitments and contingencies (See Note 8)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,161,416 and 11,217,545 common shares issued and outstanding, respectively	11,161	11,218
Capital in excess of par value	304,874,957	289,476,991
Total distributable earnings (deficit)	(700,348)	14,798,644
Total net assets	304,185,770	304,286,853
Total liabilities and net assets	$592,152,378	$530,865,996
NET ASSET VALUE PER SHARE	$27.25	$27.13

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 28, 2021	February 29, 2020	February 28, 2019
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$41,621,899	$36,252,113	$33,329,539
Affiliate investments	1,656,263	1,230,578	963,289
Control investments	5,848,980	6,175,120	4,785,044
Payment-in-kind interest income:
Non-control/Non-affiliate investments	2,251,499	816,041	780,112
Affiliate investments	172,626	167,836	150,284
Control investments	162,658	3,405,307	3,288,902
Total interest from investments	51,713,925	48,046,995	43,297,170
Interest from cash and cash equivalents	14,609	536,053	64,024
Management fee income	2,507,626	2,503,804	1,722,180
Incentive fee income	-	-	633,232
Structuring and advisory fee income*	2,157,405	5,286,475	1,355,393
Other income*	1,256,691	2,074,864	635,964
Total investment income	57,650,256	58,448,191	47,707,963

OPERATING EXPENSES
Interest and debt financing expenses	13,587,201	14,682,611	13,125,718
Base management fees	9,098,495	8,098,995	6,879,324
Incentive management fees expense (benefit)	4,903,499	14,163,776	4,891,004
Professional fees	1,705,942	1,684,089	1,849,424
Administrator expenses	2,545,833	2,131,250	1,895,833
Insurance	285,529	259,981	253,141
Directors fees and expenses	290,000	277,500	290,500
General & administrative	1,428,293	1,326,457	1,224,462
Income tax expense (benefit)	667	961,995	(1,027,118)
Excise tax expense (credit)	691,672	-	-
Other expense	-	-	23,466
Total operating expenses	34,537,131	43,586,654	29,405,754
NET INVESTMENT INCOME	23,113,125	14,861,537	18,302,209

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	22,207	11,651,990	4,874,305
Affiliate investments	(8,726,013)	-	-
Control investments	-	31,225,165	-
Net realized gain (loss) from investments	(8,703,806)	42,877,155	4,874,305
Income tax (provision) benefit from realized gain on investments	(3,895,354)	-	-
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(3,817,921)	3,060,964	(5,152,206)
Affiliate investments	7,549,096	1,538,572	(853,588)
Control investments	1,235,147	(5,370,450)	3,105,485
Net change in unrealized appreciation (depreciation) on investments	4,966,322	(770,914)	(2,900,309)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(574,634)	354,349	(1,766,835)
Net realized and unrealized gain (loss) on investments	(8,207,472)	42,460,590	207,161
Realized losses on extinguishment of debt*	(128,617)	(1,583,266)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,777,036	$55,738,861	$18,509,370

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.32	$5.98	$2.63
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,188,629	9,319,192	7,046,686

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 28, 2021	February 29, 2020	February 28, 2019
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$23,113,125	$14,861,537	$18,302,209
Net realized gain from investments	(8,703,806)	42,877,155	4,874,305
Realized losses on extinguishment of debt	(128,617)	(1,583,266)	-
Income tax (provision) benefit from realized gain on investments	(3,895,354)	-	-
Net change in unrealized appreciation (depreciation) on investments	4,966,322	(770,914)	(2,900,309)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(574,634)	354,349	(1,766,835)
Net increase (decrease) in net assets resulting from operations	14,777,036	55,738,861	18,509,370

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(13,746,998)	(20,097,580)	(14,188,588)
Net decrease in net assets from shareholder distributions	(13,746,998)	(20,097,580)	(14,188,588)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	-	85,904,441	32,150,157
Stock dividend distribution	2,481,084	3,096,492	2,175,893
Repurchases of common stock	(3,608,459)	-	-
Repurchase fees	(3,746)	-	-
Offering costs	-	(1,230,548)	(1,397,712)
Net increase in net assets from capital share transactions	(1,131,121)	87,770,385	32,928,338
Total increase (decrease) in net assets	(101,083)	123,411,666	37,249,120
Net assets at beginning of period	304,286,853	180,875,187	143,691,367
Cumulative effect of the adoption of ASC 606 (See Note 2)	-	-	(65,300)
Net assets at beginning of period, as adjusted	304,286,853	180,875,187	143,626,067
Net assets at end of period	$304,185,770	$304,286,853	$180,875,187

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2021	February 29, 2020	February 28, 2019
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,777,036	$55,738,861	$18,509,370
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	973,606	(3,045,533)	(4,149,105)
Net accretion of discount on investments	(1,390,128)	(1,069,710)	(1,222,735)
Amortization of deferred debt financing costs	1,372,662	1,340,299	1,187,613
Realized Loss on extinguishment of debt	128,617	1,583,266	-
Income tax expense (benefit)	667	961,995	(1,027,118)
Net realized (gain) loss from investments	8,703,806	(42,877,155)	(4,874,305)
Net change in unrealized (appreciation) depreciation on investments	(4,966,322)	770,914	2,900,309
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	574,634	(354,349)	1,766,835
Proceeds from sales and repayments of investments	130,259,061	167,252,601	135,727,976
Purchases of investments	(202,260,764)	(204,643,371)	(187,707,807)
(Increase) decrease in operating assets:
Interest receivable	586,826	(1,063,852)	(699,479)
Due from affiliate	(2,719,000)	1,673,747	(1,673,747)
Management and incentive fee receivable	237,563	269,887	(309,070)
Cumulative effect of the adoption of ASC 606 (See Note 2)	-	-	(65,300)
Other assets	(265,997)	(128,982)	(89,865)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(9,243,423)	9,115,312	907,841
Accounts payable and accrued expenses	37,109	97,714	691,131
Interest and debt fees payable	411,742	(990,629)	220,317
Directors fees payable	9,000	(500)	18,500
Excise tax payable	691,672	-	-
Due to manager	(264,777)	224,751	(91,280)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(62,346,410)	(15,144,734)	(39,979,919)

Financing activities
Borrowings on debt	41,000,000	20,200,000	45,590,000
Paydowns on debt	(33,000,000)	(20,200,000)	(33,250,000)
Issuance of notes	63,125,000	-	60,000,000
Repayments of notes	-	(74,450,500)	-
Payments of deferred debt financing costs	(3,435,749)	(755,136)	(2,878,120)
Proceeds from issuance of common stock	-	85,897,846	32,150,157
Payments of cash dividends	(11,265,914)	(17,001,088)	(12,012,695)
Repurchases of common stock	(3,608,459)	-	-
Repurchases fees	(3,746)	-	-
Payments of offering costs	-	(1,190,430)	(1,302,520)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	52,811,132	(7,499,308)	88,296,822
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(9,535,278)	(22,644,042)	48,316,903
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	39,450,352	62,094,394	13,777,491
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$29,915,074	$39,450,352	$62,094,394

Supplemental information:
Interest paid during the period	$11,802,800	$14,332,943	$11,717,786
Cash paid for taxes	4,140,241	18,390	66,295
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(973,606)	3,045,533	4,149,105
Net accretion of discount on investments	1,390,128	1,069,710	1,222,735
Amortization of deferred debt financing costs	1,372,662	1,340,299	1,187,613
Stock dividend distribution	2,481,084	3,096,492	2,175,893

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 154.5% (b)
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	$475,116	0.2%
		Total Consumer Products			1,589,630	475,116	0.2%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	181,240	0.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	181,240	0.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	1,050,000	1,050,000	0.3%
		Total Corporate Education Software			1,050,000	1,050,000	0.3%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	7/5/2018	$5,000,000	$4,972,250	5,050,000	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	1/3/2020	$5,000,000	4,980,871	5,050,000	1.7%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	3,164,579	1.0%
		Total Corporate Governance			10,953,121	13,264,579	4.4%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,491,331	6,489,450	2.1%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$650,000	644,419	643,500	0.2%
		Total Dental Practice Management			7,135,750	7,132,950	2.3%
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,895,777	14,278,600	4.7%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,938,964	7,139,300	2.3%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,240,946	0.7%
		Total Dental Practice Management Software			22,834,741	23,658,846	7.7%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$16,000,000	15,998,379	13,499,200	4.4%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	1,011,596	0.3%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$25,947,024	25,748,711	25,874,372	8.5%
		Total Education Services			42,497,090	40,385,168	13.2%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$43,500,000	43,204,446	43,630,500	14.3%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	3,069,267	1.0%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,247,500	17,247,500	17,357,884	5.7%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	725,726	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	185,553	0.1%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,940,297	5,100,000	1.7%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$17,835,914	17,745,629	18,021,407	5.9%
		Total Education Software			86,010,523	88,090,337	28.9%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,977,590	3,030,000	1.0%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	974,399	987,568	0.3%
		Total Field Service Management			3,951,989	4,017,568	1.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	418,531	0.1%
		Total Financial Services			250,000	418,531	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	566,592	0.2%
		Total Healthcare Products Manufacturing			380,353	566,592	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,415,301	0.5%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,955,177	10,059,000	3.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,961,748	6,035,400	2.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.75%), 8.75% Cash, 1/31/2025	1/31/2017	$25,000,000	24,871,639	24,900,000	8.2%
		Total Healthcare Services			41,188,564	42,409,701	14.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,572,002	0.8%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,956,593	6,060,000	2.0%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,914,035	12,120,000	4.0%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$8,000,000	7,924,230	7,920,000	2.6%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	300,000	300,000	300,000	0.1%
		Total Healthcare Software			28,094,858	28,972,002	9.5%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	280,346	0.1%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 6/28/2021	3/26/2014	$5,141,413	5,141,413	5,141,413	1.7%
		Total Healthcare Supply			5,649,490	5,421,759	1.8%
Book4Time, Inc. (a)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,105,788	3,105,152	1.0%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	156,826	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,767,918	15,767,918	10,788,409	3.5%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,973,387	3,030,000	1.0%
		Total Hospitality/Hotel			22,003,919	17,080,387	5.6%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$7,000,000	6,932,689	6,950,300	2.3%
Granite Comfort, LP	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$8,000,000	7,922,181	7,943,200	2.6%
		Total HVAC Services and Sales			14,854,870	14,893,500	4.9%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$7,021,046	7,021,046	7,021,046	2.3%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,025,598	0.7%
		Total Industrial Products			7,021,046	9,046,644	3.0%
CLEO Communications Holding, LLC (d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$14,073,964	14,064,807	14,176,704	4.7%
CLEO Communications Holding, LLC (d), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,451,756	20,388,504	20,601,054	6.8%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$23,000,000	22,865,749	23,089,700	7.6%
		Total IT Services			57,319,060	57,867,458	19.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,116,232	12,322,000	4.1%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,960,820	5,050,000	1.7%
		Total Marketing Services			17,077,052	17,372,000	5.8%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,470,787	5,554,450	1.8%
		Total Non-profit Services			5,470,787	5,554,450	1.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,287,460	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	322,853	0.1%
		Total Office Supplies			3,700,000	3,610,313	1.2%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$18,000,000	17,981,413	17,368,200	5.7%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$1,000,000	994,557	964,900	0.3%
		Total Payroll Services			18,975,970	18,333,100	6.0%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,189,591	7,395,000	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$4,876,322	4,838,617	4,973,850	1.6%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	122,578	365,914	2,208,681	0.7%
		Total Property Management			12,394,122	14,577,531	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,873,317	13,952,400	4.6%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,970,361	2,989,800	1.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,090,002	0.4%
		Total Real Estate Services			17,914,979	18,032,202	6.0%
TMAC Acquisition Co., LLC (k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,911	0.7%
		Total Restaurant			2,261,017	2,140,911	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,800,743	24,525,800	8.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	943,300	0.3%
		Total Sports Management			26,800,743	25,469,100	8.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	924,509	0.3%
		Total Staffing Services			100,000	924,509	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,981,436	9,000,000	3.0%
		Total Waste Services			8,981,436	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					471,328,212	469,946,494	154.5%

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 6.4% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	11/17/2016	$7,000,000	6,988,549	7,000,000	2.3%
GreyHeller LLC (d), (f), (j)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	10/19/2020	$2,250,000	2,233,173	2,250,000	0.7%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	3,924,291	1.3%
		Total Cyber Security			10,071,722	13,174,291	4.3%
Top Gun Pressure Washing, LLC (f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,961,639	4,491,500	1.5%
Top Gun Pressure Washing, LLC (f), (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,810,198	1,639,397	0.6%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	62,552	0.0%
		Total Facilities Maintenance			7,259,985	6,193,449	2.1%
Sub Total Affiliate investments					17,331,707	19,367,740	6.4%

Control investments - 21.4% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,296,555	5,268,156	5,349,521	1.8%
Netreo Holdings, LLC (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2020	5/26/2020	$1,223,203	1,213,962	1,235,435	0.4%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	8,634,768	2.8%
		Total IT Services			9,632,118	15,219,724	5.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 11.72%, 1/20/2030	1/22/2008	$111,000,000	33,846,643	31,449,732	10.3%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.19%, 4/20/2033	2/26/2021	$17,875,000	17,875,000	18,329,025	6.1%
		Total Structured Finance Securities			51,721,643	49,778,757	16.4%
Sub Total Control investments					61,353,761	64,998,481	21.4%
TOTAL INVESTMENTS - 182.2% (b)					$550,013,680	$554,312,715	182.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 6.2% (b)
U.S. Bank Money Market (l)	18,828,047	$18,828,047	$18,828,047	6.2%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	18,828,047	$18,828,047	$18,828,047	6.2%

(a)	Represents an ineligible investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of February 28, 2021 non-qualifying assets represent 9.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $304,185,770 as of February 28, 2021.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 11.72% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 28, 2021 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$-	$(2,309,806)	$172,626	$-	$(8,726,013)	$7,745,228
GreyHeller LLC	2,227,500	-	987,969	-	-	942,175
Top Gun Pressure Washing, LLC	1,806,750	-	668,294	-	-	(712,711)
TG Pressure Washing Holdings, LLC	138,148	-	-	-	-	(425,596)
Total	$4,172,398	$(2,309,806)	$1,828,889	$-	$(8,726,013)	$7,549,096

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2021 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$-	$738,012	$-	$-	$1,832,136
Saratoga Investment Corp. CLO 2013-1, Ltd.	14,000,000	-	3,535,591	2,507,626	-	(1,433,723)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	(2,500,000)	237,163	-	-	22,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	17,875,000	-	15,187	-	-	454,025
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	(7,500,000)	805,759	-	-	65,250
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	22,500,000	(25,000,000)	679,926	-	-	295,459
Total	$55,563,000	$(35,000,000)	$6,011,638	$2,507,626	$-	$1,235,147

(h)	Non-income producing at February 28, 2021.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2021. (see Note 8 to the consolidated financial statements).
(k)	As of February 28, 2021, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2021.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of February 28, 2021 was 0.12%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2021 was 0.19%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 138.2% (b)
CoConstruct, LLC	Construction Management Services	First Lien Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$4,200,000	4,161,917	4,284,000	1.4%
CoConstruct, LLC (j)	Construction Management Services	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.00% Cash, 7/5/2024	7/5/2019	$-	-	-	0.0%
		Total Construction Management Services			4,161,917	4,284,000	1.4%
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	417,619	0.1%
		Total Consumer Products			1,589,630	417,619	0.1%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	1,997,158	0.6%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	1,997,158	0.60%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	7/5/2018	$5,000,000	4,961,214	5,034,500	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 7/5/2023	1/3/2020	$2,000,000	1,991,001	2,013,800	0.7%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	2,042,180	0.8%
		Total Corporate Governance			7,952,215	9,090,480	0.03
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 5/31/2020	5/31/2017	$16,000,000	15,981,853	16,000,000	5.3%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750,000	750,000	703,910	0.2%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$19,661,200	19,483,213	19,661,200	6.5%
		Total Education Services			36,215,066	36,365,110	12.0%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.25%), 9.25% Cash, 10/23/2024	5/16/2018	$36,000,000	35,686,318	35,888,400	11.8%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	2,805,839	0.9%
Identity Automation Systems (h)	Education Software	Common Stock Class A Units	8/25/2014	232,616	232,616	860,269	0.4%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$15,422,500	15,389,090	15,524,289	5.1%
EMS LINQ, Inc.	Education Software	First Lien Term Loan (1M USD LIBOR+8.50%), 10.02% Cash, 8/9/2024	8/9/2019	$14,925,000	14,780,293	14,823,510	4.8%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,930,819	4,950,000	1.6%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 10.15% Cash, 9/13/2023	9/13/2018	$21,231,923	21,086,573	21,202,198	7.0%
		Total Education Software			94,574,173	96,054,505	31.6%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,971,896	2,970,000	1.0%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$-	-	-	0.0%
		Total Field Service Management			2,971,896	2,970,000	1.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GDS Holdings US, Inc. (d)	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$7,500,000	7,444,170	7,650,000	2.5%
GDS Holdings US, Inc. (d)	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.50% Cash, 8/23/2023	8/23/2018	$1,000,000	990,526	1,020,000	0.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	421,291	0.1%
FMG Suite Holdings, LLC (d)	Financial Services	Second Lien Term Loan (1M USD LIBOR+8.00%), 9.52% Cash, 11/16/2023	5/16/2018	$23,000,000	22,863,835	23,000,000	7.6%
		Total Financial Services			31,548,531	32,091,291	10.5%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	500,000	416,550	0.1%
Ohio Medical, LLC	Healthcare Products Manufacturing	Senior Subordinated Note 12.00% Cash, 7/15/2021	1/15/2016	$7,300,000	7,274,482	7,300,000	2.4%
		Total Healthcare Products Manufacturing			7,774,482	7,716,550	2.5%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	428,706	0.1%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,936,612	9,944,000	3.3%
Axiom Purchaser, Inc. (d), (j)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$3,000,000	2,977,619	2,983,200	1.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.50%), 8.96% Cash, 1/31/2022	1/31/2017	$15,000,000	14,929,216	15,099,000	5.0%
		Total Healthcare Services			28,243,447	28,454,906	9.4%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,944,473	6,120,000	2.0%
HemaTerra Holding Company, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$10,000,000	9,912,295	10,200,000	3.4%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,259,190	0.7%
PDDS Buyer, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$12,000,000	11,888,585	12,184,800	4.0%
PDDS Buyer, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$-	-	-	0.0%
		Total Healthcare Software			29,745,353	30,763,990	10.1%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
Roscoe Medical, Inc. (k)	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/28/2021	3/26/2014	$4,200,000	4,200,000	2,136,960	0.7%
		Total Healthcare Supply			4,708,077	2,136,960	0.7%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,000,000	15,000,000	14,893,500	4.9%
		Total Hospitality/Hotel			15,000,000	14,893,500	4.9%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 10.50% (9.00% Cash/1.50% PIK), 3/6/2022	3/6/2013	$7,849,846	7,849,846	7,928,345	2.6%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,850,231	0.9%
		Total Industrial Products			7,849,846	10,778,576	3.5%
CLEO Communications Holding, LLC	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$13,791,686	13,773,206	14,048,211	4.6%
CLEO Communications Holding, LLC	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,041,560	19,919,746	20,414,333	6.7%
Erwin, Inc. (d)	IT Services	Second Lien Term Loan (3M USD LIBOR+11.50%), 12.96% Cash/1.00% PIK, 8/28/2021	2/29/2016	$16,049,804	15,990,286	16,049,804	5.3%
		Total IT Services			49,683,238	50,512,348	16.6%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.25), 9.75% Cash, 5/15/2024	5/15/2019	$12,200,000	12,094,364	12,200,000	4.1%
inMotionNow, Inc. (j)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.25) 9.75% Cash, 5/15/2024	5/15/2019	$2,000,000	1,981,329	2,000,000	0.0%
		Total Marketing Services			14,075,693	14,200,000	4.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,459,192	5,554,999	1.9%
Omatic Software, LLC (j)	Non-profit Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$-	-	-	0.0%
		Total Non-profit Services			5,459,192	5,554,999	1.9%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 4/22/2020	12/28/2012	$3,300,000	3,299,987	3,300,000	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	499,464	0.2%
		Total Office Supplies			3,699,987	3,799,464	1.3%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	9/21/2016	$18,000,000	$17,951,463	$17,589,600	5.8%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.46% Cash, 9/21/2021	10/1/2018	$1,500,000	1,491,938	1,465,800	0.5%
		Total Payroll Services			19,443,401	19,055,400	6.3%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,180,560	7,264,500	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$3,876,322	3,838,783	3,884,075	1.4%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	116,700	338,229	354,280	0.1%
		Total Property Management			11,357,572	11,502,855	3.9%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,880	0.7%
		Total Restaurant			2,261,017	2,140,880	0.7%
ArbiterSports, LLC	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,765,288	25,740,000	8.6%
Arbiter Sports, LLC (j)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$-	-	-	0.0%
		Total Sports Management			25,765,288	25,740,000	8.6%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	922,337	0.3%
		Total Staffing Services			100,000	922,337	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,959,602	9,000,000	3.0%
		Total Waste Services			8,959,602	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					418,006,725	420,442,928	138.2%

Affiliate investments - 6.0% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.46% Cash, 11/16/2021	11/17/2016	$7,000,000	6,971,109	7,000,000	2.2%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	2,981,503	1.0%
		Total Cyber Security			7,821,109	9,981,503	3.2%
Top Gun Pressure Washing, LLC (f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,952,729	5,024,500	1.7%
Top Gun Pressure Washing, LLC (f), (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$-	-	-	0.0%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	350,000	350,000	350,000	0.1%
		Total Facililties Maintenance			5,302,729	5,374,500	1.8%
Elyria Foundry Company, L.L.C. (f), (h)	Metals	Common Stock	7/30/2010	60,000	9,685,028	1,939,800	0.6%
Elyria Foundry Company, L.L.C. (d), (f)	Metals	Second Lien Term Loan 15.00% PIK, 8/10/2022	7/30/2010	$1,190,051	1,190,051	1,190,051	0.4%
		Total Metals			10,875,079	3,129,851	1.0%
Sub Total Affiliate investments					23,998,917	18,485,854	6.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

Company	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 15.4% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.00% PIK, 7/3/2023	7/3/2018	$5,162,734	5,123,191	5,265,989	1.7%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	6,762,672	2.3%
		Total IT Services			8,273,191	12,028,661	4.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 10.97%, 1/20/2030	1/22/2008	$69,500,000	23,520,428	22,557,240	7.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+8.75%), 10.21%, 1/20/2030	12/14/2018	$2,500,000	2,500,000	2,478,000	0.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 11.46%, 1/20/2030	12/14/2018	$7,500,000	7,500,000	7,434,750	2.4%
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (a), (g), (j)	Structured Finance Securities	Unsecured Loan (3M USD LIBOR+7.50%), 8.96%, 8/20/2021	2/18/2020	$2,500,000	2,500,000	2,204,541	0.8%
		Total Structured Finance Securities			36,020,428	34,674,531	11.4%
Sub Total Control investments					44,293,619	46,703,192	15.4%
TOTAL INVESTMENTS - 159.6% (b)					$486,299,261	$485,631,974	159.6%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 13.0% (b)
U.S. Bank Money Market (l)	39,450,352	$39,450,352	$39,450,352	13.0%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	39,450,352	$39,450,352	$39,450,352	13.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

(a)	Represents a non-qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of February 29, 2020, non-qualifying assets represent 11.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $304,286,853 as of February 29, 2020.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 10.97% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2020

(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 29, 2020 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
GreyHeller LLC	$-	$-	$961,322	$-	$-	$1,331,201
Elyria Foundry Company, L.L.C.	-	-	167,835	-	-	135,600
Top Gun Pressure Washing, LLC	4,950,000	-	269,257	-	-	71,771
TG Pressure Washing Holdings, LLC	350,000	-	-	-	-	-
Total	$5,300,000	$-	$1,398,414	$-	$-	$1,538,572

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 29, 2020 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Easy Ice, LLC	$-	$(65,219,080)	$3,335,320	$-	$31,225,165	$(3,816,610)
Easy Ice Masters, LLC	-	(4,169,121)	382,066	-	-	(51,436)
Netreo Holdings, LLC	-	-	578,617	-	-	1,654,603
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	4,058,715	2,503,804	-	(2,840,298)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	-	280,689	-	-	(5,500)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	-	937,378	-	-	(15,750)
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (j)	2,500,000	-	7,642	-	-	(295,459)
Total	$2,500,000	$(69,388,201)	$9,580,427	$2,503,804	$31,225,165	$(5,370,450)

(h)	Non-income producing at February 29, 2020.
(i)	Includes securities issued by an affiliate of the Company.
(j)	All or a portion of this investment has an unfunded commitment as of February 29, 2020. (see Note 8 to the consolidated financial statements).
(k)	As of February 29, 2020, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 29, 2020.

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

February 28, 2021

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-GH, Inc., SIA-MAC, SIA-PP Inc., Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax Blockers are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

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

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the year ended February 28, 2021.

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

As of February 28, 2021, the Company did not exceed any of these limitations.

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

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within our wholly-owned subsidiary, SBIC LP and SBIC II LP.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2021	February 29, 2020	February 28, 2019
Cash and cash equivalents	$18,828,047	$24,598,905	$30,799,068
Cash and cash equivalents, reserve accounts	11,087,027	14,851,447	31,295,326
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$29,915,074	$39,450,352	$62,094,394

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold or its liabilities are to be transferred at the measurement date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

The Company’s investment in Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine the valuation for our investment in Saratoga CLO.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2021, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio. At February 29, 2020, certain investments in four portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended February 28, 2021, the excise tax accrual on estimated excess table income was $0.7 million.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2021 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2018, 2019 and 2020 federal tax years for the Company remain subject to examination by the IRS. At February 28, 2021, and February 29, 2020, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company has assessed the Final Rule, and concluded that effective February 28, 2021, it is no longer an accelerated filer. As a result, the Company has filed this Annual Report on Form 10-K for the fiscal year ending February 28, 2021 as a non-accelerated filer.

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

Note 3. Investments

As noted above, the Company values all investments in accordance with ASC 820. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent market participants at the measurement date.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

●	Level 3—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation technique. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of February 28, 2021 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$440,456	$440,456
Second lien term loans	-	-	24,930	24,930
Unsecured term loans	-	-	2,141	2,141
Structured finance securities	-	-	49,779	49,779
Equity interests	-	-	37,007	37,007
Total	$-	$-	$554,313	$554,313

The following table presents fair value measurements of investments, by major class, as of February 29, 2020 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$346,233	$346,233
Second lien terms loans	-	-	73,570	73,570
Unsecured term loans	-	-	4,346	4,346
Structured finance securities	-	-	32,470	32,470
Equity interests	-	-	29,013	29,013
Total	$-	$-	$485,632	$485,632

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2021 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632
Payment-in-kind and other adjustments to cost	828	1,993	-	(3,674)	(120)	(973)
Net accretion of discount on investments	1,147	243	-	-	-	1,390
Net change in unrealized appreciation (depreciation) on investments	(4,267)	(3,053)	295	(892)	12,883	4,966
Purchases	142,970	-	22,500	31,875	4,916	202,261
Sales and repayments	(46,477)	(47,823)	(25,000)	(10,000)	(959)	(130,259)
Net realized gain (loss) from investments	22	-	-	-	(8,726)	(8,704)
Balance as of February 28, 2021	$440,456	$24,930	$2,141	$49,779	$37,007	$554,313
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$(3,866)	$(2,832)	$-	$(979)	$5,137	$(2,540)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2, or 3 during the year ended February 28, 2021.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2020 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2019	$202,846	$125,786	$2,100	$35,328	$35,960	$402,020
Payment-in-kind and other adjustments to cost	673	2,874	45	4	(550)	3,046
Net accretion of discount on investments	799	271	-	-	-	1,070
Net change in unrealized appreciation (depreciation) on investments	2,614	99	(299)	(2,862)	(323)	(771)
Purchases	197,059	-	2,500	-	5,084	204,643
Sales and repayments	(56,890)	(55,460)	-	-	(54,903)	(167,253)
Net realized gain (loss) from investments	(868)	-	-	-	43,745	42,877
Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$1,546	$140	$(299)	$(2,863)	$4,069	$2,593

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2, or 3 during the year ended February 29, 2020.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2021 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$440,456	Market Comparables	Market Yield (%)	5.8% - 18.7%	9.7%
			EBITDA Multiples (x)	6.8x	6.8x
			Revenue Multiples (x)	4.1x - 8.0x	7.5x

Second lien term loans	24,930	Market Comparables	Market Yield (%)	10.0% - 24.5%	16.5%
			EBITDA Multiples (x)	7.5x	7.5x

Unsecured term loans	2,141	Market Comparables	Market Yield (%)	31.1%	31.1%
			EBITDA Multiples (x)	5.2x	5.2x

Structured finance securities	49,779	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	13.8%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%

Equity interests	37,007	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 14.0x	9.7x
			Revenue Multiples (x)	0.5x - 38.3x	4.6x
Total	$554,313

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input, excluding the recovery rate for Structured finance securities.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2020 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$346,233	Market Comparables	Market Yield (%)	7.8% - 12.5%	9.7%
			EBITDA Multiples (x)	0.0x	0.0x

Second lien term loans	73,570	Market Comparables	Market Yield (%)	9.5% - 85.1%	13.0%
			EBITDA Multiples (x)	5.0x	5.0x

Unsecured term loans	4,346	Market Comparables	Market Yield (%)	18.3% - 21.3%	19.8%
			EBITDA Multiples (x)	5.2x	5.2x

Structured finance securities	32,470	Discounted Cash Flow	Discount Rate (%)	9.25% - 16.00%	14.2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%

Equity interests	29,013	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 14.0x	6.5x
Total	$485,632		Revenue Multiples (x)	1.0x - 40.7x	7.3x

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input, excluding the recovery rate for Structured finance securities.

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

The composition of our investments as of February 28, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$441,590	80.3%	$440,456	79.5%
Second lien term loans	29,891	5.4	24,930	4.4
Unsecured term loans	2,261	0.4	2,141	0.4
Structured finance securities	51,722	9.4	49,779	9.0
Equity interests	24,550	4.5	37,007	6.7
Total	$550,014	100.0%	$554,313	100.0%

The composition of our investments as of February 29, 2020 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$343,100	70.5%	$346,233	71.3%
Second lien term loans	75,478	15.5	73,570	15.1
Unsecured term loans	4,761	1.0	4,346	0.9
Structured finance securities	33,521	6.9	32,470	6.7
Equity interests	29,439	6.1	29,013	6.0
Total	$486,299	100.0%	$485,632	100.0%

For loans and debt securities for which market quotations are not available, we determine their fair value based on third party indicative broker quotes, where available, or the inputs that a hypothetical market participant would use to value the security in a current hypothetical sale using a market comparables valuation technique. In applying the market comparables valuation technique, we determine the fair value based on such factors as market participant inputs including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If, in our judgment, the market comparables technique is not sufficient or appropriate, we may use additional techniques such as an asset liquidation or expected recovery model.

For equity securities of portfolio companies and partnership interests, we determine the fair value using an enterprise value waterfall valuation technique. Under the enterprise value waterfall valuation technique, we determine the enterprise fair value of the portfolio company and then waterfall the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation techniques and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The techniques for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities. We also take into account historical and anticipated financial results.

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on inputs about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 28, 2021. The inputs at February 28, 2021 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35-70%

●	Discount rate: 15.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of February 28, 2021.

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

Saratoga Investment Corp. CLO 2013-1, Ltd.

The Company has a collateral management agreement with Saratoga CLO, pursuant to which the Company acts as its collateral manager. The Saratoga CLO invests primarily in senior secured first lien term loans. The Company also holds an investment in the subordinated note and Class F-R-3.

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

On August 7, 2018, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse, Ltd. (“CLO 2013-1 Warehouse”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $20 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expired on February 7, 2020, bears interest at an annual rate of 3M USD LIBOR + 7.5%. Interest accrued on the investment in the CLO 2013-1 Warehouse Loan is included in interest income on the Company’s consolidated statement of operations. During the year ended February 28, 2019, the maximum amount invested by the Company in the CLO 2013-1 Warehouse Loan amounted to $20.0 million and at February 29, 2020, the Company no longer held an investment in the CLO 2013-1 Warehouse Loan.

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

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd., (“CLO 2013-1 Warehouse 2”) a wholly-owned subsidiary Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of February 28, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

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

For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we accrued management fee income of $2.5 million, $2.5 million and $1.7 million, respectively, and interest income of $3.5 million, $4.1 million and $2.9 million, respectively, from the Saratoga CLO.

Prior to the refinancing, incentive fee income of $0.6 million for the year ended February 28, 2019, was recognized related to the Saratoga CLO, reflecting the 12.0% hurdle rate that has been achieved. The incentive fee income from the Saratoga CLO is reported as incentive fee income on the Company’s consolidated statement of operations.

As of February 28, 2021, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $31.4 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of February 28, 2021, the fair value of its investment in the Class F-R-3 Notes was $18.3 million, As of February 28, 2021, Saratoga CLO had investments with a principal balance of $603.7 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of February 28, 2021, the present value of the projected future cash flows of the subordinated notes was approximately $31.7 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date the Company has since received distributions of $67.5 million, management fees of $24.9 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

As of February 29, 2020, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $22.6 million. As of February 29, 2020, the fair value of its investment in the Class F-R-2 Notes and G-R-2 Notes of Saratoga CLO was $2.5 million and $7.4 million, respectively. As of February 29, 2020, Saratoga CLO had investments with a principal balance of $528.4 million and a weighted average spread over LIBOR of 4.0% and had debt with a principal balance of $475.1 million with a weighted average spread over LIBOR of 2.2%. As of February 29, 2020, the present value of the projected future cash flows of the subordinated notes, was approximately $22.9 million, using a 16.0% discount rate. For the fourth quarter ended February 28, 2021, the F-R-2 Notes and G-R-2 Notes were redeemed in full.

The separate audited financial statements of the Saratoga CLO as of February 28, 2021 and February 29, 2020, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, are presented on page S-1.

Note 5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100.0% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for U.S. federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC. The Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because U.S. federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. As of February 28, 2021 and February 29, 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible U.S. federal excise and capital gains tax and worthless securities losses (dollars in thousands):

	February 28, 2021	February 29, 2020
Capital in excess of par value	$(16,529)	$(1,843)
Total distributable earnings (loss)	16,529	1,843

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 was as follows (dollars in thousands):

	February 28, 2021	February 29, 2020	February 28, 2019
Ordinary income	$13,747	$15,292	$14,189
Capital gains	-	4,806	-
Total	$13,747	$20,098	$14,189

For federal income tax purposes, as of February 28, 2021, the aggregate net unrealized appreciation for all securities was $12.2 million. The aggregate cost of securities for federal income tax purposes was $1.1 billion.

For federal income tax purposes, as of February 29, 2020, the aggregate net unrealized depreciation for all securities was $17.5 million. The aggregate cost of securities for federal income tax purposes was $969.4 million.

As of February 28, 2021 and February 29, 2020, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for U.S federal tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 28, 2021	February 29, 2020
Post October loss deferred	$-	$-
Accumulated capital losses	(19,461)	-
Other temporary differences	729	174
Undistributed Long Term Gain	-	18,549
Undistributed ordinary income	7,903	-
Unrealized appreciation (depreciation)	12,176	(14,887)
Total components of accumulated losses	$1,347	$3,836

At February 28, 2021, the Company had a short-term capital loss of $0.4 million and a long-term capital loss of $19.1 million, available to offset future capital gains. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2020, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and accrued $0.7 million in federal excise taxes on undistributed taxable income for the year ended February 28, 2021.

As of February 29, 2020, the Company had net capital gains of $21.9 million. The Company utilized $10.7 million of short-term capital loss carryovers and $4.3 million of long-term capital loss carryovers during the fiscal year ended February 29,2020. These prior years losses were deemed to arise on the first day of the Company’s fiscal year. As of February 29, 2020, the Company has no remaining capital loss carryovers.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2018- 2021) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was enacted, and the provisions with the Modernization were are effective for the Company for the year ended February 29, 2012. The Modernization Act was the first major piece of legislation affecting RICs since 1986 and it modernized several of the U.S. federal income and U.S. federal excise tax provisions related to RICs. Some highlights of the enacted provisions are as follows:

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

SIA-Avionte, Inc., SIA-GH Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc., and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

The Company’s Easy Ice investment was sold during the year ended February 29, 2020. As part of the transaction, the actual legal entity, SIA-Easy Ice, LLC (“Tax Blocker”) that owned the preferred equity was sold. This Tax Blocker was a wholly-owned subsidiary of the Company. For purposes of tax accounting, the Company had an $8.0 million tax basis in the Tax Blocker.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to pay the 21% U.S. federal tax on the net capital gain, potentially in the form of a “deemed distribution” to its stockholders. Income tax (provision) relating to an election to retain its net capital gains, including in the form of a deemed distribution, is included as a component of income tax (provision) benefit from realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. During the year ended February 28, 2021, the Company paid federal tax of $3.9 million on the undistributed net capital gains it elected to retain for the tax year ended February 29, 2020.

Deferred tax assets and liabilities, and related valuation allowances, as of February 28, 2021, February 29, 2020 and February 28, 2019, were as follows:

	February 28, 2021	February 29, 2020	February 28, 2019
Total deferred tax assets	$2,108,556	$1,744,879	$2,533,426
Total deferred tax liabilities	(1,987,120)	(1,412,486)	(1,766,835)
Valuation allowance on net deferred tax assets	(2,044,100)	(1,679,756)	(1,506,307)
Net deferred tax liability	$(1,922,664)	$(1,347,363)	$(739,716)

As of February 28, 2021, the valuation allowance on deferred tax assets was $2.0 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the year ended February 28, 2021 includes $0.6 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

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

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments are as follows:

	February 28, 2021	February 29, 2020	February 28, 2019
Current
Federal	$-	$-	$-
State	-	-	-
Net current expense	-	-	-
Deferred
Federal	461,503	480,415	686,445
State	113,798	127,232	53,271
Net deferred expense	575,301	607,647	739,716
Net tax provision	$575,301	$607,647	$739,716

The Company has federal net operating loss carryforwards of $0.1 million which will expire starting in 2038, with the remaining net operating loss carryforwards of $2.5 million having an indefinite life. In addition, the Company has state net operating loss carryforwards of $1.1 million, which begin to expire in fiscal year 2029.

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

For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Company incurred $9.1 million, $8.1 million and $6.9 million in base management fees, respectively. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Company incurred $5.4 million, $5.8 million and $4.6 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we accrued $0.0 million, $8.4 million and $0.3 million, respectively, in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2021, the base management fees accrual was $2.4 million and the incentive fees accrual was $13.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, the base management fees accrual was $2.1 million and the incentive fees accrual was $13.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recognized $2.5 million, $2.1 million and $1.9 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2021, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2020, $0.5 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On February 11, 20dedu20, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga Investment Corp. CLO 2013-1, Ltd. pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of February 28, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

During the year ended February 28, 2021, the maximum amount invested by the Company in the CLO 2013-1 Warehouse 2 Loan amounted to $25.0 million, with interest income of $0.7 million recognized related to the CLO 2013-1 Warehouse 2 Loan and is included in interest from investments on the Company’s consolidated statement of operations for the year ended February 28, 2021.

For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recognized $2.5 million, $2.5 million and $1.7 million in management fee income, respectively, related to the Saratoga CLO.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information. For the year ended February 28, 2019, we recognized incentive fee income of $0.6 million related to the Saratoga CLO.

Due from Other Affiliate

As of February 28, 2021, there is an outstanding receivable from an affiliate of the Company totaling $0.1 million, relating to the reimbursement of deal expenses originally paid by the Company.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 347.1% as of February 28, 2021 and 607.1% as of February 29, 2020. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

As of February 28, 2021 and February 29, 2020, there were no outstanding borrowings under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.3 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recorded $0.5 million, $0.6 million and $0.7 million of interest expense, respectively, which includes commitment and administrative agent fees.

For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recorded $0.1 million, $0.09 million and $0.1 million of amortization of deferred financing costs related to the Credit Facility and Revolving Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the fiscal year ended February 28, 2021, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $1.8 million and 0.17%, respectively. For the fiscal year ended February 29, 2020, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $0.6 million and 6.66%, respectively. For the fiscal year ended February 28, 2019, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Credit Facility was approximately $3.4 million and 7.10%, respectively.

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

Our borrowing base under the Credit Facility was $38.9 million, subject to the Credit Facility cap of $45.0 million at February 28, 2021. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2021 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2020, as filed with the SEC on January 6, 2021. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

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

As of February 28, 2021, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $69.0 million, respectively, and have $158.0 million in SBA-guaranteed debentures outstanding, of which $124.0 million is held in SBIC LP and $34.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

At February 28, 2021 and February 29, 2020, there was $158.0 million and $150.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $1.5 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 28, 2021, the Company repaid $26.0 million of SBA debentures, resulting in a realized loss on extinguishment of $0.1 million related to the acceleration of deferred debt financing costs.

For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recorded $5.5 million, $4.8 million and $4.7 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we recorded $0.6 million, $0.5 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 28, 2021, February 29, 2020 and February 28, 2019 on the outstanding borrowings of the SBA debentures was 3.25%, 3.23% and 3.20%, respectively. During the years ended February 28, 2021 and February 29, 2020, the average dollar amount of SBA debentures outstanding was $169.3 million and $150.0 million, respectively.

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

For the year ended February 28, 2019, we recorded $5.0 million of interest expense and $0.4 million of amortization of deferred financing cost related to the 2023 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2019 the average dollar amount of 2023 Notes outstanding was $74.5 million.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 6.25% 2025 Notes mature on August 31, 2025 and commencing August 31, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

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

As of February 28, 2021, the total 6.25% 2025 Notes outstanding was $60.0 million. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share. As of February 28, 2021, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $61.2 million, respectively. The fair value of the 6.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

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

As of February 28, 2021, the total 7.25% Notes 2025 outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share. As of February 28, 2021, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $45.7 million, respectively. The fair value of the 7.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

For the years ended February 28, 2021 and February 29, 2020, we recorded $2.2 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2021 and February 29, 2020, the average dollar amount of 7.25% 2025 Notes outstanding was $43.1 million and $0.0 million, respectively.

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

As of February 28, 2021, the total 7.75% Notes 2025 outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and have a par value of $25.00 per share. The carrying amount of the amount outstanding of 7.75% 2025 Notes approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2021 and February 29, 2020, we recorded $0.3 million and $0.0 million, respectively, of interest expense and $0.04 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2021 and February 29, 2020, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $0.0 million, respectively.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of our 6.25% fixed rate Notes due in 2027 (the “6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

As of February 28, 2021, the total 6.25% Notes 2027 outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per share. The carrying amount of the amount outstanding of 6.25% 2027 Notes approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2021 and February 29, 2020, we recorded $0.1 million and $0.0 million, respectively, of interest expense and $0.01 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2021 and February 29, 2020, the average dollar amount of 6.25% 2027 Notes outstanding was $7.0 million and $0.0 million, respectively.

Senior Securities

Information about our senior securities is shown in the following table as of February 28/29 for the fiscal years indicated in the table, unless otherwise noted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources” for more detailed information regarding the senior securities.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Madison Capital Funding
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
6.25% Notes due 2027
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$-	$-	$-	$-	$-
SBA debentures	158,000	-	14,000	39,000	105,000
6.25% 2025 Notes	60,000	-	-	60,000	-
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$281,125	$-	$14,000	$147,125	$120,000

Off-balance Sheet Arrangements

At February 28, 2021 and February 29, 2020, the Company’s off-balance sheet arrangements consisted of $58.8 million and $64.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2021 and February 29, 2020 is shown in the table below (dollars in thousands):

	February 28, 2021	February 29, 2020
At Company’s discretion
Book4Time, Inc.	$2,000	$-
CLEO Communications Holding, LLC	630	-
GreyHeller LLC	15,000	-
inMotionNow, Inc.	-	3,000
Netreo Holdings, LLC	10,000	-
Omatic Software, LLC	-	1,000
Passageways, Inc.	5,000	5,000
PDDS Buyer, LLC	-	5,000
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	-	17,500
Top Gun Pressure Washing, LLC	3,175	5,000
Village Realty Holdings LLC	10,000	10,000
Total	45,805	46,500

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ArbiterSports, LLC	-	1,000
Axiom Purchaser, Inc.	-	1,000
CoConstruct, LLC	-	3,500
Davisware, LLC	-	2,000
GoReact	2,000	2,000
Granite Comfort, LP	-	-
HemaTerra Holding Company, LLC	2,000	4,000
New England Dental Partners	6,000	-
Passageways, Inc.	2,000	3,000
Procurement Partners, LLC	1,000	-
Village Realty Holdings LLC	-	1,124
	13,000	17,624
Total	$58,805	$64,124

Note 9. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, we incurred $0.3 million, $0.3 million and $0.3 million for directors’ fees and expenses, respectively. As of February 28, 2021 and February 29, 2020, $0.07 million and $0.06 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2021, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of February 28, 2021, the Company purchased 408,812 shares of common stock, at the average price of $17.84 for approximately $7.3 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2021 the Company purchased 190,321 shares of common stock, at the average price $18.96 for approximately $3.6 million pursuant to the Share Repurchase Plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of February 28, 2021, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). For the year ended February 28, 2021, there was no activity related to the ATM offerings.

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

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital in Excess	Total Distributable
	Common Stock		of Par	Earnings
	Shares	Amount	Value	(Loss)	Net Assets
Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,018,314	9,018,314
Net realized gain (loss) from investments	-	-	-	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	-	-
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,334,713	5,334,713
Net realized gain (loss) from investments	-	-	-	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	47,098	46	774,944	-	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	-	(1,550,417)
Repurchase fees	-	-	(1,740)	-	(1,740)
Offering costs	-	-	-	-	-
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,471,102	4,471,102
Net realized gain (loss) from investments	-	-	-	1,798	1,798
Income tax (provision) benefit from realized gain on investments				(3,895,354)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,998,830	5,998,830
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(210,057)	(210,057)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,581,469)	(4,581,469)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	45,706	46	805,883	-	805,929
Repurchases of common stock	(50,000)	(50)	(914,194)	-	(914,244)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Balance at November 30, 2020	11,170,028	$11,170	$288,590,554	$11,251,166	$299,852,890
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,288,996	4,288,996
Net realized gain (loss) from investments	-	-	-	(8,726,013)	(8,726,013)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt				(128,617)	(128,617)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,337,460	14,337,460
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(515,796)	(515,796)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,678,514)	(4,678,514)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	41,388	41	900,124	-	900,165
Repurchases of common stock	(50,000)	(50)	(1,143,748)	-	(1,143,798)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,529,030	(16,529,030)	-
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 28, 2021	February 29, 2020	February 28, 2019
Net increase in net assets resulting from operations	$14,777	$55,739	$18,509
Weighted average common shares outstanding	11,188,629	9,319,192	7,046,686
Weighted average earnings per common share	$1.32	$5.98	$2.63

Note 12. Dividend

On January 5, 2021, our board of directors declared a dividend of $0.42 per share, which was paid on February 10, 2021, to common stockholders of record as of January 26, 2021. Shareholders had the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

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

The following tables summarize dividends declared for the years ended February 28, 2021, February 29, 2020, February 28, 2019, February 28, 2018 and February 28, 2017 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 5, 2021	January 26, 2021	February 10, 2021	0.42	4,679
October 7, 2020	October 26, 2020	November 10, 2020	0.41	4,581
July 7, 2020	July 27, 2020	August 12, 2020	0.40	4,487
Total dividends declared			$1.23	$13,747

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 7, 2020	January 24, 2020	February 6, 2020	$0.56	$6,262
August 27, 2019	September 13, 2019	September 26, 2019	0.56	5,323
May 28, 2019	June 13, 2019	June 27, 2019	0.55	4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176
Total dividends declared			$2.21	$20,097

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 27, 2018	December 17, 2018	January 2, 2019	$0.53	$3,980
August 28, 2018	September 17, 2018	September 27, 2018	0.52	3,876
May 30, 2018	June 15, 2018	June 27, 2018	0.51	3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129
Total dividends declared			$2.06	$14,189

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 29, 2017	December 15, 2017	December 27, 2017	$0.49	$3,052
August 28, 2017	September 15, 2017	September 26, 2017	0.48	2,866
May 30, 2017	June 15, 2017	June 27, 2017	0.47	2,792
February 28, 2017	March 15, 2017	March 28, 2017	0.46	2,666
Total dividends declared			$1.90	$11,376

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 12, 2017	January 31, 2017	February 9, 2017	$0.45	$2,585
October 5, 2016	October 31, 2016	November 9, 2016	0.44	2,509
August 8, 2016	August 24, 2016	September 5, 2016	0.20	1,151
July 7, 2016	July 29, 2016	August 9, 2016	0.43	2,466
March 31, 2016	April 15, 2016	April 27, 2016	0.41	2,346
Total dividends declared			$1.93	$11,057

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 28, 2021, February 29, 2020, February 28, 2019, February 28, 2018 and February 28, 2017:

Per share data	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018	February 28, 2017
Net asset value at beginning of period	$27.13	$23.62	$22.96	$21.97	$22.06
Adoption of ASC 606	-		(0.01)	-	-
Net asset value at beginning of period, as adjusted	27.13	23.62	22.95	21.97	22.06
Net investment income(1)	2.07	1.59	2.60	2.11	1.94
Net realized and unrealized gains (losses) on investments(1)	(0.74)	4.56	0.03	0.82	0.30
Realized losses on extinguishment of debt*	(0.01)	(0.17)			(0.26)
Net increase in net assets resulting from operations	1.32	5.98	2.63	2.93	2.24
Distributions declared from net investment income	(1.23)	(2.21)	(2.06)	(1.90)	(1.93)
Total distributions to stockholders	(1.23)	(2.21)	(2.06)	(1.90)	(1.93)
Issuance of common stock above net asset value(2)	-	-	0.15	-	-
Repurchases of common stock(3)	0.13	-	-	-	-
Dilution(4)	(0.10)	(0.26)	(0.05)	(0.04)	(0.14)
Net asset value at end of period	$27.25	$27.13	$23.62	$22.96	$21.97
Net assets at end of period	$304,185,770	$304,286,853	$180,875,187	$143,691,367	$127,294,777
Shares outstanding at end of period	11,161,416	11,217,545	7,657,156	6,257,029	5,794,600
Per share market value at end of period	$23.08	$22.91	$23.04	$21.86	$22.74
Total return based on market value(5)	7.63%	9.28%	16.11%	5.28%	80.83%
Total return based on net asset value(6)	7.31%	26.22%	13.33%	14.45%	12.62%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)*	7.77%	6.31%	11.22%	9.37%	8.71%
Ratio of loss on extinguishment of debt to average net assets(7)	0.04%	0.67%	-	-	1.14%
Expenses:
Ratio of operating expenses to average net assets(7)	5.39%	6.25%	6.98%	7.81%	7.21%
Ratio of incentive management fees to average net assets(7)	1.65%	6.01%	3.00%	3.19%	2.31%
Ratio of interest and debt financing expenses to average net assets(7)	4.56%	6.23%	8.05%	8.05%	7.75%
Ratio of total expenses to average net assets(7)*	11.60%	18.49%	18.03%	19.05%	17.27%
Portfolio turnover rate(8)	25.26%	36.82%	35.26%	19.73%	43.76%
Asset coverage ratio per unit(9)	3,471	6,071	2,345	2,930	2,710
Average market value per unit
Revolving Credit Facility(10)	N/A	N/A	N/A	N/A	N/A
SBA Debentures Payable(10)	N/A	N/A	N/A	N/A	N/A
7.50% Notes Payable 2020	N/A	N/A	N/A	N/A	N/A
6.75% Notes Payable 2023(11)	N/A	N/A	$25.74	$26.05	$25.89
6.25% Notes Payable 2025	$24.24	$25.75	$24.97	N/A	N/A
7.25% Notes Payable 2025	25.77	N/A	N/A	N/A	N/A
7.75% Notes Payable 2025(10)	N/A	N/A	N/A	N/A	N/A
6.25% Notes Payable 2027(10)	N/A	N/A	N/A	N/A	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 10, Stockholders’ Equity. See Note 12, Dividend.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Ratios are annualized.

(8)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(9)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(10)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025 and 6.25% Notes Payable 2027 are not registered for public trading.

(11)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

Note 14. Selected Quarterly Data (Unaudited)

	2021
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$16,214	$14,283	$13,856	$13,297
Net investment income	4,289	4,471	5,335	9,018
Net realized and unrealized gain (loss)	5,096	1,895	16,476	(31,674)
Realized losses on extinguishment of debt*	(129)	-	-	-
Net increase in net assets resulting from operations	9,256	6,366	21,811	(22,656)
Net investment income per common share	$0.38	$0.40	$0.48	$0.80
Net realized and unrealized gain (loss) per common share	$0.46	$0.17	$1.48	$(2.82)
Dividends declared per common share	$0.42	$0.41	$0.40	$-
Net asset value per common share	$27.25	$26.84	$26.68	$25.11

	2020
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$17,613	$14,196	$13,888	$12,751
Net investment income	1,649	4,575	4,956	3,681
Net realized and unrealized gain (loss)	26,727	9,142	2,624	3,968
Realized losses on extinguishment of debt*	(1,583)	-	-	-
Net increase in net assets resulting from operations	26,793	13,717	7,580	7,649
Net investment income per common share	$0.15	$0.46	$0.59	$0.48
Net realized and unrealized gain (loss) per common share	$2.39	$0.91	$0.31	$0.51
Dividends declared per common share	$0.56	$0.56	$0.55	$0.54
Net asset value per common share	$27.13	$25.30	$24.47	$24.06

	2019
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$12,984	$12,833	$11,403	$10,488
Net investment income	4,091	5,139	5,145	3,927
Net realized and unrealized gain (loss)	3,764	(1,470)	(2,002)	(85)
Net increase in net assets resulting from operations	7,855	3,669	3,143	3,842
Net investment income per common share	$0.54	$0.69	$0.74	$0.63
Net realized and unrealized gain (loss) per common share	$0.50	$(0.20)	$(0.29)	$(0.01)
Dividends declared per common share	$0.53	$0.52	$0.51	$0.50
Net asset value per common share	$23.62	$23.13	$23.16	$23.06

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

The Company announced on March 10, 2021, that it has closed a public offering of $50.0 million aggregate principal amount of its 4.375% notes due 2026 (the “Notes”), which resulted in net proceeds to the Company of approximately $48.8 million based on a public offering price of 100% of the aggregate principal amount of the Notes, after deducting payment of underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Notes will mature on February 28, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The Notes will bear interest at a rate of 4.375% per year payable semi-annually on February 28 and August 28 of each year, beginning August 28, 2021.

On March 22, 2021, the Company declared a dividend of $0.43 per share payable on April 22, 2021, to common stockholders of record on April 8, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

Subsequent to February 28, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended February 28, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

Independent Auditor’s Report

To the Board of Directors
Saratoga Investment Corp. CLO 2013-1, Ltd.

We have audited the accompanying financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd., which comprise the statement of assets and liabilities, including the schedule of investments, as of February 28, 2021, and the related statements of operations, changes in net assets and cash flows for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatements, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the statements referred to above present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. as of February 28, 2021, and the results of its operations, changes in net assets and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Report of Other Auditors

The financial statements of Saratoga Investment Corp., CLO 2013-1, Ltd. as of and for the year ended February 29, 2020 and for the year ended February 28, 2019 were audited by other auditors whose report dated May 6, 2020, expressed an unmodified opinion on those statements.

/s/ CohnReznick LLP

Chicago, Illinois
May 5, 2021

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 28, 2021	February 29, 2020

ASSETS
Investments at fair value
Loans at fair value (amortized cost of $594,722,350 and $523,438,207, respectively)	$591,518,866	$500,999,677
Equities at fair value (amortized cost of $527,124 and $2,566,752, respectively)	501,175	257
Total investments at fair value (amortized cost of $595,249,474 and $526,004,959, respectively)	592,020,041	500,999,934
Cash and cash equivalents	114,145,406	9,081,041
Receivable from open trades	1,901,754	10,419,700
Interest receivable (net of reserve of $35,000 and $307,705, respectively)	1,497,333	1,294,523
Prepaid expenses and other assets	118,868	84,526
Total assets	$709,683,402	$521,879,724

LIABILITIES
Interest payable	$124,233	$2,090,188
Payable from open trades	66,298,568	36,673,471
Accrued base management fee	6,930	54,441
Accrued subordinated management fee	27,715	217,766
Accounts payable and accrued expenses	809,760	81,822
Due to Affiliate	2,600,000	-
Loan payable, related party	-	2,500,000
Loan payable, third party	-	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	-	255,000,000
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	-	25,000,000
Class-A-2-R-2 Senior Secured Floating Rate Notes	-	40,000,000
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	-
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	-
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	-
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	-
Class B-R-2 Senior Secured Floating Rate Notes	-	59,500,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	-
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	-
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	-	22,500,000
Discount on Class C-R-2 Notes	-	(530,448)
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	-	31,000,000
Discount on Class D-R-2 Notes	-	(965,259)
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	-
Discount on Class D-R-3 Notes	(292,368)	-
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	-	27,000,000
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes	-	-
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	-
Discount on Class E-R-3 Notes	(3,037,380)	-
Class F-R-2 Deferrable Junior Floating Rate Notes	-	2,500,000
Class F-R-3 Notes Deferrable Junior Floating Rate Notes	17,875,000	-
Class G-R-2 Deferrable Junior Floating Rate Notes	-	7,500,000
Deferred debt financing costs	(2,276,780)	(2,340,764)
Subordinated Notes	111,000,000	69,500,000
Discount on Subordinated Notes	(48,039,412)	(22,899,324)
Total liabilities	$738,221,266	$556,981,893
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(28,538,114)	(35,102,419)
Total net assets	(28,537,864)	(35,102,169)
Total liabilities and net assets	$709,683,402	$521,879,724

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended
	February 28, 2021	February 29, 2020	February 28, 2019
INVESTMENT INCOME
Total interest from investments	$27,100,908	$32,413,402	$23,413,966
Interest from cash and cash equivalents	3,835	98,964	25,848
Other income	729,235	416,089	623,032
Total investment income	27,833,978	32,928,455	24,062,846
EXPENSES
Interest and debt financing expenses	25,903,182	28,511,147	19,612,756
Base management fee	501,526	500,761	344,436
Subordinated management fee	2,006,101	2,003,043	1,377,744
Incentive fees	-	-	567,932
Professional fees	454,136	322,170	345,407
Trustee expenses	213,212	194,169	181,492
Other expense	55,702	71,096	98,496
Total expenses	29,133,859	31,602,386	22,528,263
NET INVESTMENT INCOME (LOSS)	(1,299,881)	1,326,069	1,534,583

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(10,922,627)	(4,795,185)	(1,344,711)
Net change in unrealized depreciation on investments	21,775,577	(13,733,384)	(5,644,371)
Net realized and unrealized gain (loss) on investments	10,852,950	(18,528,569)	(6,989,082)
Realized losses on extinguishment of debt*	(2,988,764)	-	(1,199,851)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,564,305	$(17,202,500)	$(6,654,350)

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statement of Changes

February 28, 2021

	For the year ended
	February 28, 2021	February 29, 2020	February 28, 2019
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income (loss)	$(1,299,881)	$1,326,069	$1,534,583
Net realized gain (loss) from investments	(10,922,627)	(4,795,185)	(1,344,711)
Realized losses on extinguishment of debt	(2,988,764)	-	(1,199,851)
Net change in unrealized appreciation (depreciation) on investments	21,775,577	(13,733,384)	(5,644,371)
Net increase (decrease) in net assets resulting from operations	6,564,305	(17,202,500)	(6,654,350)
Total increase (decrease) in net assets	6,564,305	(17,202,500)	(6,654,350)
Net assets at beginning of period	(35,102,169)	(17,899,669)	(11,245,319)
Net assets at end of period	$(28,537,864)	$(35,102,169)	$(17,899,669)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statement of Cash Flows

February 28, 2021

	For the year ended
	February 28, 2021	February 29, 2020	February 28, 2019
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,564,305	$(17,202,500)	$(6,654,350)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	261,032	386,212	(178,424)
Net accretion of discount on investments	(2,346,642)	(1,623,059)	(725,719)
Amortization of discount and deferred debt financing costs	3,211,790	2,751,310	1,140,966
Realized Loss on extinguishment of debt	2,988,764	-	1,199,851
Net realized (gain) loss from investments	10,922,627	4,795,185	1,344,711
Net change in unrealized (appreciation) depreciation on investments	(21,775,577)	13,733,384	5,644,371
Proceeds from sales and repayments of investments	142,702,281	210,110,101	179,863,573
Purchases of investments	(220,783,828)	(229,996,697)	(378,523,269)
(Increase) decrease in operating assets:
Interest receivable	(202,810)	809,972	(450,567)
Receivable from open trades	8,517,946	(2,564,391)	4,540,262
Other assets	(34,342)	(84,526)	-
Increase (decrease) in operating liabilities:			-
Interest and debt fees payable	(1,965,955)	(2,873,284)	3,773,044
Payable for open trades	29,625,097	10,441,224	1,760,889
Accrued base management fee	(47,511)	(53,978)	74,874
Accrued subordinated management fee	(190,051)	(215,909)	299,496
Accrued incentive fee	-	-	(65,300)
Accounts payable and accrued expenses	727,938	(1,139,288)	1,221,110
Due to affiliate	2,600,000	(1,673,747)	1,673,747
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(39,224,936)	(14,399,991)	(184,060,735)

Financing activities
Borrowings on debt	627,359,912	5,100,000	482,078,750
Paydowns on debt	(475,100,000)	-	(282,400,000)
Deferred debt financing costs paid	(7,970,611)	(114,621)	(2,892,182)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	144,289,301	4,985,379	196,786,568

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,064,365	(9,414,612)	12,725,833
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,081,041	18,495,653	5,769,820
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,145,406	$9,081,041	$18,495,653

Supplemental Information:
Interest paid during the period	$24,657,347	$28,633,121	$14,698,746

Supplemental non-cash information:
Paid-in-kind interest income and other adjustments to cost	$(261,032)	$(386,212)	$178,424
Net accretion of discount on investments	2,346,642	1,623,059	725,719
Amortization of deferred debt financing costs	3,211,790	2,751,310	1,140,966

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Covia Holdings C/S (Unimin)	Metals & Mining	Common Stock	Equity	-	-	-	-	-	49,312	385,327	$362,443
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-	-	-	-	-	32,832	-	328
J Jill Common Stock	Retail	Common Stock	Equity	-	-	-	-	-	5,085	-	24,966
McDermott International (Americas), Inc.	Energy: Oil & Gas	Lealand Finance (McDermott International) C/S - Cl	Equity	-	-	-	-	-	141,797	141,797	113,438
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	2,060,408	$2,046,779	1,952,875
Adtalem Global Education Inc.	Services: Business	Adtalem Global Education T/L B (02/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/12/2028	2,000,000	1,980,000	1,980,000
Advisor Group, Inc.	Banking, Finance, Insurance & Real Estate	Advisor Group Holdings T/L B1	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	7/31/2026	995,000	994,026	996,383
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,867,445	3,842,999	3,527,419
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	500,000	495,337	497,500
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	491,250	491,250	487,566
Ahead Data Blue, LLC	Services: Business	Term Loan (10/20)	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	9/18/2027	3,000,000	2,885,073	3,017,250
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	AI Convoy (Luxembourg) USD T/L B	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,488,750	1,482,360	1,486,353
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.21%	8/15/2025	5,246,875	5,082,782	5,089,469
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	8/16/2027	498,750	495,356	498,750
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.61%	10/10/2025	1,900,000	1,879,839	1,850,923
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	7/23/2024	3,990,000	3,974,081	3,998,299
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	AlixPartners T/L B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/27/2028	250,000	249,375	249,888
Allen Media, LLC	Media: Diversified & Production	Allen Media T/L B (1/20)	Loan	3M USD LIBOR+	5.50%	0.00%	5.75%	2/10/2027	2,977,027	2,964,383	2,971,460
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,218,530	1,040,940
Altium Packaging LLC	Containers, Packaging & Glass	Altium Packaging (Consolidated Container) T/L (01/	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2028	500,000	497,500	499,000
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	10/1/2025	1,522,387	1,519,700	1,520,012
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	4,230,503	4,228,066	4,239,302
American Trailer World Corp	Automotive	American Trailer World T/L	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/17/2028	2,000,000	1,990,000	1,990,000
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	AmeriLife T/L	Loan	1M USD LIBOR+	4.00%	0.00%	4.12%	3/18/2027	1,492,642	1,484,080	1,490,149
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	AmWINS Group (2/21) T/L	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	2,000,000	1,995,000	1,999,160
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	4.00%	8/11/2025	977,500	974,191	669,891
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	480,088	478,981	407,076
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	7/10/2026	997,468	987,853	999,962
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	10/1/2026	990,000	985,758	990,000
APLP Holdings Limited Partnership	Energy: Electricity	APLP Holdings T/L B (01/20)	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	4/14/2025	1,618,421	1,618,421	1,617,207
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	5/15/2026	3,000,000	2,960,051	2,925,000
AppLovin Corporation	High Tech Industries	Applovin T/L B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	8/15/2025	1,000,000	1,000,000	998,100
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	1/15/2027	2,481,250	2,401,701	2,454,105
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,337,028	3,140,124
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	10/1/2025	1,960,000	1,956,623	1,954,492

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ARISTOCRAT LEISURE LIMITED	Hotel, Gaming & Leisure	Term Loan (5/20)	Loan	2M USD LIBOR+	3.75%	1.00%	4.75%	10/19/2024	995,000	978,205	1,000,184
ASG Technologies Group, Inc	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	7/31/2024	461,401	460,194	454,480
ASP MSG Acquisition Co., Inc	Beverage, Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	8/16/2023	3,830,991	3,793,847	3,835,779
Aspen Dental Management, Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	4/30/2025	1,950,276	1,944,024	1,926,872
Asplundh Tree Expert, LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	9/4/2027	997,500	992,854	998,128
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	11/3/2023	328,929	327,483	328,244
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	12/18/2026	1,525,365	1,515,790	1,520,362
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.25%	9/29/2023	650,351	642,686	650,351
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	12/15/2027	1,755,766	1,745,975	1,760,437
Avaya, Inc.	Telecommunications	Avaya T/L B-2	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	12/15/2027	1,000,000	1,000,000	1,001,250
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.19%	1/31/2026	3,441,108	3,392,968	3,441,108
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	869,301	996,390
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5	Loan	1M USD LIBOR+	2.50%	0.75%	3.25%	12/20/2027	500,000	495,171	500,625
Azalea TopCo, Inc.	Services: Business	Incremental Term Loan	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	7/24/2026	500,000	495,287	501,250
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	10/10/2026	706,458	700,750	706,960
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	11/19/2026	1,485,000	1,447,423	1,469,912
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/14/2027	997,500	983,184	1,002,488
BALL METALPACK, LLC (PE Spray)	Containers, Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.69%	7/25/2025	3,904,887	3,891,579	3,887,823
Bass Pro Group, LLC	Retail	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	2/26/2028	1,000,000	995,000	1,000,780
Berry Plastics Holding Corporation	Chemicals, Plastics, & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	2.12%	7/1/2026	4,937,374	4,932,962	4,932,980
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	4/23/2026	1,000,000	992,500	985,000
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Blackstone Mortgage T/L B-2	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/23/2026	1,494,994	1,484,017	1,498,731
Blount International, Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	4/12/2023	3,418,806	3,416,907	3,422,225
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,451,227	2,443,549	2,454,291
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.12%	5/24/2027	1,485,050	1,473,875	1,475,620
Boxer Parent Company, Inc.	High Tech Industries	Boxer Parent Company T/L (BMC Software) (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.90%	10/2/2025	528,897	528,897	528,829
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.49%	9/5/2025	977,500	974,177	975,868
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Phoenix Guarantor (Brightspring) T/L (02/21)	Loan	6M USD LIBOR+	3.50%	0.00%	3.76%	3/5/2026	1,000,000	1,000,000	1,000,710
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	1/22/2027	2,009,429	2,007,872	1,996,207
Brookfield WEC Holdings Inc.	Energy: Electricity	Brookfield WEC T/L (Westinghouse) (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,492,462	1,495,340	1,488,492
Buckeye Partners, L.P.	Utilities: Oil & Gas	Buckeye Partners T/L (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.37%	11/1/2026	1,989,987	1,975,617	1,987,182
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	6.37%	11/18/2024	2,230,357	2,160,253	2,255,449
Cable & Wireless Communications Limited	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	1/31/2028	2,000,000	2,000,000	1,988,220
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	1/4/2026	690,000	679,310	692,298
Cardtronics Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	6/29/2027	1,494,994	1,489,184	1,495,936
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	3,393,388	3,230,834	3,230,505
CareStream Health, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,306,786	2,302,501	2,298,136
Casa Systems, Inc	Telecommunications	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,440,000	1,433,828	1,435,205

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	4.00%	1/27/2027	496,875	494,809	493,059
Catalent Pharma Solutions, Inc.	Healthcare & Pharmaceuticals	Term Loan B3 (2/21)	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	5/18/2026	500,000	500,000	500,780
CBI BUYER, INC.	Consumer goods: Durable	New Trojan Parent (Careismatic/CBI Buyer) 1st Lien	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	1,000,000	997,597	1,000,630
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	12/17/2027	250,000	247,558	251,720
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.61%	9/25/2025	2,450,000	2,432,841	2,417,856
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	6/7/2023	1,432,459	1,424,074	1,410,370
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	3/15/2027	2,970,000	2,967,083	2,957,170
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.87%	4/3/2025	989,822	940,018	979,617
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Citadel Securities T/L B (01/21)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	2/27/2028	5,000,000	4,993,750	4,970,300
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	4/30/2026	1,454,464	1,442,855	1,455,381
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	8/9/2026	997,475	972,272	999,968
CNT Holdings I Corp	Retail	Term Loan	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	11/8/2027	500,000	497,627	501,955
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	5.69%	2/7/2025	950,000	942,246	874,000
Compass Power Generation, LLC	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,802,012	1,798,648	1,796,390
Concordia Healthcare Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	6.50%	9/6/2024	1,159,370	1,118,148	1,156,472
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,977,500	2,831,053	2,987,058
Consolidated Communications, Inc.	Telecommunications	Term Loan B (10/20)	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	10/2/2027	997,500	983,260	1,002,328
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/19)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	3,454,545	3,404,660	3,340,822
CPI Card Group	Banking, Finance, Insurance & Real Estate	Term Loan B (1st Lien)	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	8/17/2022	1,436,782	1,431,179	1,422,414
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	1/15/2026	490,000	489,175	486,849
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	7/15/2025	1,954,315	1,936,120	1,941,925
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	4/15/2027	495,000	495,000	492,911
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	2,000,000	1,942,014	2,002,500
Daseke Inc	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	2/27/2024	1,935,738	1,928,854	1,939,978
DCert Buyer, Inc.	High Tech Industries	DCert Buyer T/L (Digicert)	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	10/16/2026	1,500,000	1,500,000	1,500,540
Dealer Tire, LLC	Automotive	Dealer Tire T/L B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	12/12/2025	2,970,000	2,963,784	2,966,288
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	3/31/2025	6,380,682	6,326,939	6,247,773
Dell International LLC	High Tech Industries	Term Loan B-2	Loan	1M USD LIBOR+	1.75%	0.75%	2.00%	9/19/2025	2,530,374	2,528,058	2,537,763
Delta 2 (Lux) S.a.r.l.	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	818,289	817,549	813,175
Delta Air Lines, Inc.	Transportation: Consumer	Term Loan B (4/20)	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/29/2023	2,243,737	2,240,713	2,257,761
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.25%	12/29/2023	279,282	278,315	278,584
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.37%	8/24/2026	3,443,844	2,912,847	2,582,883
Digital Room LLC	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.00%	0.00%	5.27%	5/21/2026	2,955,000	2,925,480	2,910,675
Dole Food Company Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	4/6/2024	456,250	455,172	456,410
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	DRW Holdings T/L (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.87%	2/24/2028	552,519	549,756	551,138
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	11/29/2026	5,947,481	5,897,811	5,932,612
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	8/21/2025	3,915,462	3,901,786	3,886,801
EagleTree - Carbride Acquisition (Corsair Components)	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	8/28/2024	2,868,047	2,867,816	2,868,047

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	7/21/2025	1,225,000	1,220,875	1,214,502
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	6/26/2025	1,950,000	1,947,116	1,903,083
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.61%	12/14/2025	2,558,602	2,457,436	2,564,999
Encapsys, LLC (Cypress Performance Group)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	11/7/2024	492,284	488,655	492,284
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/29/2024	3,896,646	3,879,939	3,869,057
Endure Digital, Inc.	High Tech Industries	Endurance International T/L B	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	1/27/2028	2,500,000	2,487,500	2,481,250
Ensemble RCM LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.96%	7/24/2026	3,000,000	2,992,500	3,004,230
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	10/10/2025	4,900,000	4,891,890	4,204,200
EVERI Payments Inc.	Hotel, Gaming & Leisure	Everi Payments T/L B	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	5/9/2024	3,000,000	3,000,000	2,988,120
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	2/18/2027	1,987,838	1,986,442	1,956,032
Finco I LLC	Banking, Finance, Insurance & Real Estate	FinCo T/L B (9/20) (Fortress Investment)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	6/27/2025	1,822,272	1,815,715	1,821,142
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.75%	2/1/2027	5,395,500	5,375,893	5,378,990
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,324,204	1,196,813
Flex Acquisition Company (Hilex Poly/Novolex) T/L (02/21)	Containers, Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	3/2/2028	1,000,000	995,000	997,810
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Focus Financial T/L (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	7/3/2024	500,000	499,435	497,815
Franchise Group, Inc.	Services: Consumer	Franchise Group First Out T/L	Loan	6M USD LIBOR+	4.75%	0.75%	5.50%	10/25/2026	1,000,000	990,000	1,000,000
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	8/1/2025	4,398,742	4,374,564	4,382,247
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	1/29/2027	1,990,000	1,985,937	1,971,453
Fusion Telecommunications International Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	6M USD LIBOR+	1.00%	2.00%	3.00%	7/14/2025	813,105	795,920	412,651
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,000,000	1,980,103	1,995,000
General Nutrition Centers, Inc. (b)	Retail	Term Loan B2	Loan	Prime+	7.75%	0.75%	11.00%	3/4/2021	389,896	389,896	292,422
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.25%	12/30/2026	1,488,750	1,482,600	1,489,986
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,963,971	3,665,551	3,609,710
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	8/27/2025	3,969,542	3,201,121	3,862,603
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.25%	8/1/2025	2,443,750	2,435,372	2,448,344
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	12/27/2024	2,930,400	2,913,040	2,930,400
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	8/13/2025	4,398,750	4,397,949	4,215,454
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	11/29/2025	5,000,167	4,764,345	4,675,956
Go Wireless Holdings, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	3,024,675	2,992,914	3,017,114
Goodyear Tire & Rubber Company, The	Chemicals, Plastics, & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.12%	3/3/2025	3,000,000	2,933,783	2,953,740
Graham Packaging T/L (2/21)	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	8/4/2027	979,661	972,912	980,660
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	4/12/2024	3,419,615	3,393,171	3,398,243
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/31/2025	2,399,991	2,398,303	2,395,791
Guidehouse LLP (fka PricewaterhouseCoopers)	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	5/1/2025	4,924,683	4,903,634	4,951,572
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (10/20)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	10/20/2027	2,992,500	2,967,649	3,004,979
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/3/2023	1,612,899	1,607,974	1,536,738
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	244,627	244,418	243,418
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Hillman Group T/L B-1 (2/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.25%	2/23/2028	3,523,207	3,514,399	3,523,207

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Hillman Group T/L B-2 (2/21)	Loan	6M USD LIBOR+	2.75%	0.50%	2.99%	2/23/2028	632,911	631,329	632,911
Hillman Group Inc. (The) (New)(a)	Consumer goods: Durable	Unfunded Commitment	Loan	3M USD LIBOR+	2.75%	0.50%	0.00%	2/23/2028	-	(2,110)	-
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	8/18/2025	3,910,000	3,897,913	3,912,111
Holley Purchaser, Inc	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	5.21%	10/24/2025	2,450,000	2,432,788	2,423,981
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	1,692,335	1,686,025	1,695,212
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	2/18/2027	5,940,000	5,920,701	5,925,150
Idera, Inc.	High Tech Industries	Idera T/L (1/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	6/28/2028	1,000,000	997,500	1,000,000
Idera, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	6/27/2024	3,896,805	3,886,520	3,896,805
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	INEOS US Petrochem T/L (INEOS Quattro)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/20/2026	1,000,000	995,073	1,003,750
INFINITE BIDCO LLC	Wholesale	Infinite Bidco T/L	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/22/2028	1,500,000	1,496,250	1,500,000
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,421,586	3,360,370	3,400,920
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	2/4/2027	496,250	494,123	498,424
Intermediate Dutch Holdings	Services: Business	Nielsen Consumer T/L B	Loan	1M USD LIBOR+	4.00%	0.00%	4.13%	2/3/2028	250,000	248,750	250,313
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,622,582	2,586,650	1,652,227
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.62%	3/14/2025	957,262	954,285	944,100
J Jill Group, Inc	Retail	Priming Term Loan	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,779,081	1,776,970	1,138,612
Jane Street Group	Banking, Finance, Insurance & Real Estate	Jane Street Group T/L (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	1/31/2028	2,500,000	2,496,997	2,491,975
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	3.13%	6/3/2026	3,796,822	3,781,950	3,789,380
Journey Personal Care Corp.	Consumer goods: Non-durable	Journey Personal Care T/L B (Domtar)	Loan	6M USD LIBOR+	4.25%	0.75%	5.00%	2/19/2028	1,000,000	995,000	1,002,500
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,423,877	4,386,340	4,154,021
KAR Auction Services, Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	9/19/2026	246,875	246,391	243,172
Kindred Healthcare, Inc.	Healthcare & Pharmaceuticals	Term Loan (6/18)	Loan	1M USD LIBOR+	4.50%	0.00%	4.63%	7/2/2025	1,979,747	1,962,749	1,982,222
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Klockner Pentaplast T/L (Kleopatra)	Loan	1M USD LIBOR+	4.75%	0.50%	5.25%	2/4/2026	1,500,000	1,492,500	1,500,945
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	2/26/2028	500,000	497,500	499,375
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	8/4/2027	500,000	488,256	501,250
Lakeland Tours, LLC	Hotel, Gaming & Leisure	2nd Out Take Back PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	585,723	478,159	524,222
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	777,562	451,283	515,780
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	13.25%	0.00%	13.25%	9/27/2027	763,381	128,938	277,359
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Priority Exit PIK Term Loan (9/20)	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	306,588	292,181	306,076
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	1.11%	6/30/2025	324,682	324,682	209,258
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	480,000	478,959	439,296
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,905,639	2,876,036	2,878,413
Liftoff Mobile, Inc.	Media: Advertising, Printing & Publishing	Liftoff Mobile T/L	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	2/17/2028	1,000,000	995,000	997,500
Lightstone Generation LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,129	1,133,241
Lightstone Generation LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,517	63,917
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/21/2025	98,191	98,037	90,827
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/21/2025	392,764	392,147	363,307
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	3.25%	1.00%	4.25%	7/11/2024	1,960,766	1,957,232	1,952,237
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	4.87%	8/31/2027	4,000,000	3,927,780	3,996,680
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.87%	11/11/2026	1,232,760	1,230,271	1,224,032

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	5/29/2025	2,474,961	2,466,727	2,502,804
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	8/29/2025	1,317,074	1,317,074	1,296,080
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	1.95%	2/15/2027	250,000	249,476	247,735
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	2/28/2025	3,427,214	3,397,660	3,380,090
McAfee, LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	9/30/2024	1,928,400	1,921,750	1,932,121
McGraw-Hill Global Education Holdings, LLC	Media: Advertising, Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/1/2024	2,544,391	2,364,344	2,538,666
Meredith Corporation	Media: Advertising, Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	1/31/2025	578,738	577,965	575,555
Mermaid Bidco Inc.	High Tech Industries	Term Loan 12/20	Loan	2M USD LIBOR+	4.25%	0.75%	5.00%	12/1/2027	500,000	497,584	501,565
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.75%	3/1/2026	3,944,962	3,923,644	3,942,003
Michaels Stores, Inc.	Retail	Term Loan B (9/20)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/1/2027	2,571,414	2,565,167	2,567,557
Midwest Physician Administrative Services LLC (Dupage Medical Group)	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	8/15/2024	961,003	958,186	960,522
Mitchell International, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/20)	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	11/29/2024	997,500	944,391	1,000,991
MKS Instruments, Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	2/2/2026	877,977	871,414	878,530
MLN US Holdco LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	12/1/2025	980,000	978,728	913,605
MMM Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	12/24/2026	6,724,026	6,605,313	6,730,347
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	9/20/2024	484,961	484,234	477,687
Murphy USA Inc.	Retail	Murphy Oil USA T/L (Quick Chek)	Loan	1M USD LIBOR+	1.75%	0.50%	2.25%	1/21/2028	250,000	249,384	250,938
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	4.00%	9/30/2024	2,842,097	2,802,381	2,740,265
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.63%	11/14/2025	1,487,455	1,457,602	1,483,737
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	National Mentor /Civitas (2/21) T/L C	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	2/17/2028	87,464	87,026	87,289
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.37%	3/9/2026	1,880,666	1,866,176	1,878,014
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	3M USD LIBOR+	4.25%	0.00%	4.51%	3/9/2026	86,065	85,428	85,943
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	National Mentor/ Civitas (2/21) T/L	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	2/17/2028	2,623,907	2,610,787	2,618,659
National Mentor/ Civitas (2/21) DDTL (a)	Healthcare & Pharmaceuticals	National Mentor (Civitas) T/L B (2/19)	Loan	1M USD LIBOR+	4.25%	0.00%	4.37%	3/9/2026	-	-	(577)
NeuStar, Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	8/8/2024	2,641,566	2,611,256	2,542,032
NeuStar, Inc.	Telecommunications	Term Loan B-5	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	8/8/2024	885,162	873,202	859,050
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Nexstar Broadcasting T/L B4 (6/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.87%	9/18/2026	1,113,795	1,101,160	1,114,842
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M PL WIBOR+	6.00%	1.00%	7.00%	8/9/2024	1,866,250	1,853,906	1,716,950
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	2,418,750	2,411,955	2,392,845
NorthPole Newco S.a.r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.25%	3/3/2025	5,312,500	4,890,323	4,774,609
Novetta Solutions, LLC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	10/16/2022	1,899,870	1,894,609	1,889,193
Novetta Solutions, LLC	Aerospace & Defense	Second Lien Term Loan	Loan	3M USD LIBOR+	8.50%	1.00%	9.50%	10/16/2023	1,000,000	995,635	997,500
NPC International, Inc. (b)	Beverage, Food & Tobacco	Term Loan	Loan	Prime+	4.50%	1.00%	7.75%	4/19/2024	487,500	487,124	430,463
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	9/29/2025	250,000	249,712	251,563
Owens & Minor	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.62%	5/2/2025	487,500	481,151	488,631
Pacific Gas and Electric Company	Utilities: Electric	PG&E Corp T/L	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,494,994	1,487,395	1,499,195
PAE Holding Corp	Aerospace & Defense	Term Loan B (10/20)	Loan	3M USD LIBOR+	4.50%	0.75%	5.25%	10/14/2027	2,000,000	1,971,195	2,009,160
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Panther Commercial T/L (1/21) (Forcepoint)	Loan	3M USD LIBOR+	4.50%	0.50%	4.71%	1/7/2028	500,000	496,307	499,375
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	3/31/2027	496,437	485,943	496,934
PaySafe Group PLC	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	1/3/2025	1,458,750	1,453,593	1,457,320
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	5/29/2026	878,269	874,719	876,803
Penn National Gaming	Hotel, Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,782,979	1,722,678	1,780,109
Peraton Corp.	Aerospace & Defense	Peraton T/L B	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	2/22/2028	1,811,655	1,802,597	1,818,449
Peraton Corp. (a)	Aerospace & Defense	Unfunded Commitment	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	-	(15,942)	11,956
PGX Holdings, Inc.	Services: Consumer	Term Loan	Loan	12M USD LIBOR+	5.25%	1.00%	6.25%	9/29/2023	3,149,230	3,127,880	2,998,508
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	5.62%	1/7/2025	2,887,500	2,625,587	2,875,459

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,510,411	3,531,491
Plastipak Holdings Inc.	Containers, Packaging & Glass	Plastipak Packaging T/L B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.62%	10/14/2024	2,789,599	2,771,753	2,788,288
Playtika Holding Corp.	High Tech Industries	Term Loan B (12/19)	Loan	6M USD LIBOR+	6.00%	1.00%	7.00%	12/10/2024	2,837,975	2,793,084	2,850,746
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/15/2027	500,000	497,597	502,500
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,000,000	4,932,905	4,950,000
PPD, Inc.	Healthcare & Pharmaceuticals	Term Loan (12/20)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	1/13/2028	500,000	497,556	501,530
Pre-Paid Legal Services, Inc.	Services: Business	Incremental Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	5/1/2025	997,500	983,807	1,001,869
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	3.72%	1/22/2027	497,500	496,508	498,120
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	12M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,583,174	3,568,406	3,585,178
Priority Payment Systems LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	1/3/2023	1,690,068	1,685,378	1,681,615
PriSo Acquisition Corporation	Construction & Building	Park River Holdings T/L (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	500,000	497,500	500,535
Project Leopard T/L (Kofax)	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	5.05%	1.00%	5.25%	7/8/2024	500,000	498,750	500,468
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	486,338	484,893	472,961
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	2/12/2027	490,025	487,871	475,323
Rackspace Technology Global, Inc.	High Tech Industries	Rackspace Technology Global T/L B	Loan	3M USD LIBOR+	2.75%	0.75%	3.50%	2/2/2028	500,000	497,527	499,615
Radiology Partners Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.37%	7/4/2025	1,432,727	1,427,557	1,426,466
Ravago Holdings America	Chemicals, Plastics, & Rubber	Ravago (2/21) T/L	Loan	6M USD LIBOR+	2.50%	0.00%	2.75%	2/9/2028	1,000,000	997,500	999,380
RealPage, Inc.	High Tech Industries	RealPage T/L (2/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.38%	2/17/2028	3,000,000	2,992,500	3,001,260
Redstone Buyer, LLC	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	9/1/2027	997,500	979,386	1,009,141
Renaissance Learning T/L (5/18)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	5/30/2025	3,000,000	2,970,900	2,968,740
Rent-A-Center, Inc.	Retail	Rent-A-Center T/L B (01/21)	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	1/17/2028	500,000	497,500	503,125
REP WWEX (Worldwide Express) Aquisition Parent, LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	2/2/2024	1,927,839	1,926,592	1,932,658
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	3,887,330	3,796,436	3,881,499
Resideo Funding Inc.	Services: Consumer	Resideo Funding T/L (1/21) (Resideo Technologies)	Loan	3M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,500,000	1,496,250	1,496,250
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	4/30/2024	2,651,324	2,651,324	2,657,952
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	8/21/2024	862,069	862,069	860,724
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Reynolds Consumer Products T/L	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	1/29/2027	1,306,932	1,305,639	1,307,912
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	2/5/2026	2,000,000	1,986,099	1,991,660
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	972,500	970,927	916,581
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	11/28/2025	2,935,063	2,925,286	2,939,114
RP Crown Parent, LLC	High Tech Industries	Term Loan B (07/20)	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/31/2026	1,990,000	1,981,157	1,992,488
Russell Investments US Inst'l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.00%	1.00%	4.00%	6/2/2025	5,637,965	5,591,015	5,648,565
RV Retailer LLC	Automotive	RVR Dealership Holdings T/L (RV Retailer)	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	1/28/2028	2,000,000	1,980,404	1,992,500
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	9/1/2027	498,750	491,823	499,373
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.37%	7/5/2024	768,409	766,247	768,409
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/25/2025	995,000	968,936	1,002,463
Savage Enterprises, LLC	Energy: Oil & Gas	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.12%	8/1/2025	1,769,504	1,754,769	1,771,999
Schweitzer-Mauduit International, Inc.	High Tech Industries	Schweitzer-Mauduit T/L B	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	1/27/2028	1,000,000	990,000	997,500
Seadrill Operating LP (b)	Energy: Oil & Gas	PIK Revolver	Loan	1M USD LIBOR+	0.00%	1.00%	1.00%	3/31/2021	25,683	25,656	27,224
Seadrill Operating LP (b)	Energy: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	8.00%	1.00%	9.00%	3/31/2021	897,442	897,442	86,379
Shutterfly Inc	Media: Advertising, Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	9/25/2026	800,968	767,474	803,403
Sirius Computer Solutions, Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	7/1/2026	1,970,100	1,966,584	1,970,809

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	1/23/2025	495,000	495,000	470,869
Sotheby's	Services: Business	Term Loan (1/21)	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	1/15/2027	3,289,283	3,230,819	3,312,571
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/24/2028	2,000,000	1,980,000	1,980,000
Spectrum Brands, Inc.	Consumer goods: Durable	Spectrum Brands T/L (2/21)	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	2/19/2028	500,000	498,750	501,250
SRAM, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/15/2024	2,221,329	2,219,239	2,225,505
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/16/2025	178,883	178,618	178,212
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/16/2025	488,567	487,746	486,735
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/16/2025	234,915	234,561	234,034
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.21%	4/16/2026	4,431,567	4,285,772	4,340,853
Stats LLC	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	5.25%	0.00%	5.45%	7/10/2026	1,980,000	1,940,067	1,972,575
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	2/26/2028	500,000	498,750	500,000
Syncsort Incorporated	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	8/16/2024	1,935,450	1,922,522	1,939,476
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	7/15/2025	2,468,750	2,392,146	2,471,836
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	10/1/2025	1,470,000	1,459,901	1,440,233
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,940,000	1,938,385	1,841,390
The Octave Music Group, Inc (Touchtunes)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	5/29/2025	3,896,552	3,862,705	3,584,828
Thor Industries, Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	3.88%	2/1/2026	2,935,080	2,874,260	2,937,839
Tivity Health, Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	3/7/2024	558,772	555,085	556,677
Tivity Health, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	5.36%	3/6/2026	1,064,955	1,044,356	1,060,461
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	500,000	493,032	501,565
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	8/22/2024	4,065,230	4,068,753	4,014,415
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	1/25/2024	2,437,500	2,435,050	2,268,411
TRC Companies, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,315,141	3,307,088	3,311,826
TRC Companies, Inc.	Services: Business	TRC Companies T/L (1/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	6/21/2024	2,479,433	2,468,047	2,485,631
Trico Group LLC	Automotive	Term Loan B-3	Loan	3M USD LIBOR+	7.50%	1.00%	8.50%	2/2/2024	5,070,478	4,962,793	5,150,338
Trident LS Merger Sub Corporation	Services: Consumer	Term Loan (03/18)	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	5/1/2025	2,000,000	2,004,987	1,999,500
Truck Hero, Inc.	Transportation: Cargo	Term Loan (1/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	1/29/2028	1,500,000	1,500,000	1,501,065
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	973,980	966,347	980,068
Twin River Worldwide Holdings, Inc.	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	3.00%	5/10/2026	985,000	981,152	975,889
Uber Technologies T/L B (2/21)	Transportation: Consumer	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.62%	7/13/2023	1,989,610	1,941,468	1,992,097
Ultimate Software Group, Inc. (The)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	5/4/2026	1,000,000	1,000,000	1,005,690
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	466,608	476,232
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	10/22/2025	1,973,611	1,879,449	1,978,545
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	952,506	944,697	880,592
Univar Inc.	Chemicals, Plastics, & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	7/1/2024	1,627,723	1,623,316	1,628,602
Univision Communications Inc.	Media: Broadcasting & Subscription	2020 Replacement Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/13/2026	2,517,037	2,508,528	2,527,433
US Ecology, Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	11/2/2026	495,000	494,095	496,445
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	1/13/2028	100,000	99,764	100,464
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.18%	8/20/2025	1,396,606	1,389,850	1,362,571
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	3/1/2026	3,209,493	3,199,747	3,215,526
Virence Intermediate Holdings LLC (Athenahealth / VVC Holding)	Healthcare & Pharmaceuticals	Athenahealth T/L B (01/21)	Loan	3M USD LIBOR+	4.25%	0.00%	4.45%	2/11/2026	3,965,000	3,935,495	3,986,570
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.75%	3.00%	6/3/2024	2,406,176	2,405,891	2,407,692
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	12/31/2025	917,338	916,645	913,751
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	5/6/2026	491,250	490,388	490,430

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
VM Consolidated, Inc.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	2/28/2025	475,444	473,957	475,344
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	481,250	481,250	417,605
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	2.24%	1/20/2028	250,000	249,702	250,403
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	3/15/2025	494,911	492,859	492,436
WeddingWire, Inc.	Services: Consumer	Term Loan	Loan	2M USD LIBOR+	4.50%	0.00%	4.66%	12/19/2025	3,920,000	3,914,114	3,875,900
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,931,109	2,874,412	2,866,742
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,224,748	1,166,274	1,207,062
Western Dental Services, Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	6/30/2023	424,019	424,421	416,598
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/29/2023	743,135	732,963	742,867
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.25%	8/5/2024	2,925,193	2,906,978	2,897,170
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B (1/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	8/13/2026	3,465,000	3,437,657	3,471,791
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	6/1/2025	2,854,798	2,706,612	2,874,439
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	1/25/2027	970,775	970,775	968,551

										$595,249,474	$592,020,041

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	114,145,406	$114,145,406	$114,145,406
Total cash and cash equivalents	114,145,406	$114,145,406	$114,145,406

(a)	All or a portion of this investment has an unfunded commitment as of February 28, 2021
(b)	As of February 28, 2021, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of February 28, 2021.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of February 28, 2021 was 0.09%.

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2021 was 0.12%.

2M USD LIBOR—The 2 month USD LIBOR rate as of February 28, 2021 was 0.15%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2021 was 0.19%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2021 was 0.20%.

12M USD LIBOR - The 12 month USD LIBOR rate as of February 28, 2021 was 0.28%

3M PL WIBOR - The 3 month PL WIBOR rate as of February 28, 2021, was 0.21%

Prime—The Prime Rate as of February 28, 2021 was 3.25%.

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

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 29, 2020

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

On February 26, 2021, in a refinancing transaction, the Issuer issued $722.0 million of notes (the “2013- 1 2021 Reset CLO Notes”), consisting of Class A-1-R-3 Senior Secured Floating Rate Notes, Class A-2- R-3 Senior Secured Floating Rate Notes, Class B-FL-R-3 Senior Secured Floating Rate Notes, Class B- FXD-R-3 Senior Secured Fixed Rate Notes, Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes, Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes, Class D-R-3 Deferrable Mezzanine Floating Rate Notes, Class E-R-3 Deferrable Mezzanine Floating Rate Notes, Class F-R-3 Deferrable Junior Floating Rate Notes, and Subordinated Notes. The 2013-1 2021 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2021 Reset CLO Notes were used along with existing assets held by the Trustee to redeem all of the Secured Notes issued in 2018. As of February 28, 2021, Saratoga Investment Corp. owned 100% of the Class F-R-3 Notes and the Subordinated Notes of the CLO.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2021.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2021 and February 29, 2020, cash and cash equivalents amounted to $114.1 million and $9.1 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

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

As of February 29, 2020, included in deferred debt financing costs of $2.3 million, respectively, are structuring fees of the investment bank, rating agency and legal fees, and other various closing costs associated with the issuance of the 2013-1 Reset CLO Notes on December 14, 2018. Such costs have been capitalized and amortized using an effective yield method as appropriate, over the life of the related notes.

Deferred debt financing costs of $1.2 million incurred in connection with the issuance of the 2013-1 Amended CLO Notes, were expensed when the 2013-1 Amended CLO Notes were extinguished on December 14, 2018.

New debt financing costs of $2.3 million were incurred with the issuance of the 2013-1 2021 Reset CLO Notes on February 26, 2021. These costs consist of structuring fees of the investment bank, rating agency and legal fees, and other various closing costs. Of that amount, $1.8 million has been capitalized and amortized using an effective yield method as appropriate, over the life of the related notes.

Unamortized deferred debt financing costs of $1.6 million incurred in connection with the issuance of the 2013- 1 Reset CLO Notes, were expensed when the 2013-1 Reset CLO Notes were extinguished on February 26, 2021 and included in Realized loss on extinguishment of debt.

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”)) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection Period. Subsequent to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, the Base Management Fee was changed to be payable in an amount equal to 0.10% per annum of the fee basis amount at the beginning of the Collection period, and the Subordinated Management Fees was changed to be payable in an amount equal to 0.40% per annum of the fee basis amount at the beginning of the Collection period. This remained unchanged during the third refinancing and the issuance of the 2013-1 Reset CLO Notes, as well as the fourth refinancing and issuance of the 2013-1 2021 Reset CLO Notes.

Prior to the third refinancing of the CLO, the Incentive Management Fee equaled 20.0% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the incentive management fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. The investment manager is no longer eligible to receive the incentive fee following the third refinancing of the CLO on December 14, 2018. For the year ended February 28, 2019, Incentive Management Fees of $0.6 million were accrued.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Issuer paid $0.2 million, $0.2 million and $0.2 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, $7.9 million, $4.6 million and $2.0 million of payments to the Subordinated Notes were included in interest and debt financing expenses on the statements of operations, respectively. For the years ended February 28, 2021 and February 29, 2020, $3.2 million and $2.4 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$519,375,121	$72,143,745	$591,518,866
Equity interests	-	501,175	-	501,175
Total	$-	$519,876,296	$72,143,745	$592,020,041

The following table presents fair value measurements of investments, by major class, as of February 29, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$386,695,515	$114,304,162	$500,999,677
Equity interests	-	257	-	257
Total	$-	$386,695,772	$114,304,162	$500,999,934

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2021:

	Term Loans	Equity Interests	Total
Balance as of February 29, 2020	$114,304,162	$-	$114,304,162
Payment-in-kind and other adjustments to cost	4,609,079	-	4,609,079
Net accretion of discount on investments	83,123	-	83,123
Net change in unrealized appreciation (depreciation) on investments	3,482,259	-	3,482,259
Purchases	35,373,200	-	35,373,200
Sales and repayments	(24,187,208)	-	(24,187,208)
Net realized gain (loss) from investments	(758,117)	-	(758,117)
Transfers in (1)	8,246,171	-	8,246,171
Transfers out (2)	(69,008,924)	-	(69,008,924)
Balance as of February 28, 2021	$72,143,745	$-	$72,143,745
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$285,753	$-	$285,753

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2021, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2021, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2020:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2019	$96,991,665	$-	$96,991,665
Payment-in-kind and other adjustments to cost	(1,283,130)	-	(1,283,130)
Net accretion of discount on investments	181,304	-	181,304
Net change in unrealized appreciation (depreciation) on investments	(3,066,649)	-	(3,066,649)
Purchases	47,743,825	-	47,743,825
Sales and repayments	(32,647,696)	-	(32,647,696)
Net realized gain (loss) from investments	200,062	-	200,062
Transfers in (1)	36,803,366	-	36,803,366
Transfers out (2)	(30,618,585)	-	(30,618,585)
Balance as of February 29, 2020	$114,304,162	$-	$114,304,162
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(3,263,424)	$-	$(3,263,424)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 29, 2020, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 29, 2020, as the number of observable market quotes for these investments increased.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2021 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)*
Term loans	$72,143,745	Market Comparables	Third-Party Bid	71.00% - 106.00% (88.5%)
Total	$72,143,745

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2020 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)*
Term loans	$114,304,162	Market Comparables	Third-Party Bid	94.50% - 100.50% (97.5%)
Total	$114,304,162

*	Weighted average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

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

On February 26, 2021, in a refinancing transaction, the Issuer issued $722.0 million of notes consisting of Class A-1-R-3 Senior Secured Floating Rate Notes, Class A-2-R-3 Senior Secured Floating Rate Notes, Class B-FL-R-3 Senior Secured Floating Rate Notes, Class B-FXD-R-3 Senior Secured Fixed Rate Notes, Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes, Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes, Class D-R-3 Deferrable Mezzanine Floating Rate Notes, Class E-R-3 Deferrable Mezzanine Floating Rate Notes, Class F-R-3 Deferrable Junior Floating Rate Notes, and Subordinated Notes. Proceeds net of issue discounts were used along with existing trust assets to redeem all of the rated note classes of the 2013-1 Reset CLO Notes. $69.5m of Subordinated Notes issued in connection with the 2008 CLO Notes, 2013-1 CLO Notes, 2013-1 Amended CLO Notes and 2013-1 CLO Reset Notes were not redeemed and remained outstanding.

The 2013-1 2021 Reset CLO Notes are limited recourse obligations of the Issuer. The Subordinated Notes are unsecured, limited recourse debt obligations of the Issuer.

The relative order of seniority of payment of each class of securities is, as follows: first, Class A-1-R- 3 Notes, second, Class A-2-R-3 Notes, third Class B-FL-R-3 Notes, fourth, Class B-FXD-R-3 Notes, fifth, Class C-FL-R-3 Notes, sixth, Class C-FXD-R-3 Notes, seventh, Class D-R-3 Notes, eighth, Class E-R-3 Notes, ninth, Class F-R-3 Notes, and tenth the Subordinated Notes, with (a) each class of securities (other than the Subordinated Notes) in such list being senior to each other class of securities that follows such class of securities in such list and (b) each class of securities in such list being subordinate to each other class of securities that precedes such class of securities in such list. The Subordinated Notes are subordinated to the 2013-1 2021 Reset CLO Notes and are entitled to periodic payments from interest proceeds available in accordance with the Priority of Payments.

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture on February 26, 2021 at February 28, 2021.

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.32%	April 20, 2033	$357,500,000	$357,500,000	2.27%
Class A-2-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.65%	April 20, 2033	65,000,000	65,000,000	2.77%
Class B-FL-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.80%	April 20, 2033	60,500,000	60,500,000	2.99%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.54%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.40%	April 20, 2033	26,000,000	26,000,000	3.98%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	6.13%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 4.00%	April 20, 2033	39,000,000	39,000,000	6.29%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 7.50%	April 20, 2033	27,625,000	27,625,000	11.54%
Class F-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	17,875,000	17,875,000	15.29%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$722,000,000

The table below sets forth certain information for each outstanding class of loans and notes issued, pursuant to the loan agreements and Indenture at February 29, 2020.

Description	Interest Rate		Maturity	Principal Amount		Amount Outstanding	Weighted Average Interest Rate
Loan payable, related party	LIBOR + 7.50%		August 20, 2021	$20,000,000	(1)	$2,500,000	9.17%
Loan payable, third party	LIBOR + 1.25%		August 11, 2021	80,000,000	(1)	2,600,000	2.89%
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	LIBOR + 1.25%		January 20, 2030	255,000,000		255,000,000	3.60%
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	4.19%		January 20, 2030	25,000,000		25,000,000	4.19%
Class A-2-R-2 Senior Secured Floating Rate Notes	LIBOR + 1.75%		January 20, 2030	40,000,000		40,000,000	4.11%
Class B-R-2 Senior Secured Floating Rate Notes	LIBOR + 2.30%		January 20, 2030	59,500,000		59,500,000	4.66%
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.75%		January 20, 2030	22,500,000		22,500,000	5.12%
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 3.75%		January 20, 2030	31,000,000		31,000,000	6.13%
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	LIBOR + 5.87	%(2)	January 20, 2030	27,000,000		27,000,000	8.27%
Class F-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 8.75%		January 20, 2030	2,500,000		2,500,000	11.16%
Class G-R-2 Deferrable Junior Floating Rate Notes	LIBOR + 10.00%		January 20, 2030	7,500,000		7,500,000	12.42%
Subordinated Notes	N/A		January 20, 2030	69,500,000		69,500,000	N/A
				$639,500,000		$544,600,000

Description	Interest Rate	Maturity	Notional Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class E-2-R-2 Deferrable Mezzanine Fixed Rate Notes(3)	0.00%	January 20, 2030	$27,000,000	$27,000,000	0.00%

(1)	Represents total loan commitment.
(2)	The spread in respect of the Class E-1-R-2 Notes will initially be 5.87%, and will step up to 8.00% in January 2022.
(3)	There will be no return of principal on the Class E-2-R-2 Notes. The notional amount of the Class E-2-R-2 Notes will at all times be equal to the sum of the notional amount of the Class E-1-R-2 Notes and the amount of deferred interest, if any, on the Class E-2-R-2 Notes. The interest rate in respect of the Class E-2-R-2 Notes will initially be 0.00%, and will step up to 2.00% in January 2022.

The following table shows the fair value of the Issuer’s debt outstanding as of February 28, 2021:

Debt Security	February 28, 2021
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$358,224,218
Class A-2-R-3 Senior Secured Floating Rate Notes	65,207,720
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,708,949
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,013,911
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,118,502
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,513,328
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,312,843
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,116,015
Class F-R-3 Notes Deferrable Junior Floating Rate Notes	18,329,025
Subordinated Notes	31,449,732
$644,994,243

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 29, 2020:

Debt Security	February 29, 2020
Loan payable, related party	$2,204,541
Loan payable, third party	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1FL-R-2 Senior Secured Floating Rate Notes	254,996,329
Class A-1FXD-R-2 Senior Secured Fixed Rate Notes	25,011,552
Class A-2-R-2 Senior Secured Floating Rate Notes	39,999,222
Class B-R-2 Senior Secured Floating Rate Notes	59,498,460
Class C-R-2 Deferrable Mezzanine Floating Rate Notes	22,499,284
Class D-R-2 Deferrable Mezzanine Floating Rate Notes	30,998,536
Class E-1-R-2 Deferrable Mezzanine Floating Rate Notes	27,126,547
Class F-R-2 Deferrable Junior Floating Rate Notes	2,478,000
Class G-R-2 Deferrable Junior Floating Rate Notes	7,434,750
Subordinated Notes	22,557,240
$497,404,461

These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as Level 3 liabilities within the fair value hierarchy.

The Indenture provides that payments on the Subordinated Notes shall rank subordinate in priority of payment to payments due on all classes of 2013-1 2021 Reset CLO Notes and subordinate in priority of payment to the payment of fees and expenses. Distributions on the Subordinated Notes are limited to the assets of the Issuer remaining after payment of all of the liabilities of the Issuer that rank senior in priority of payment to the Subordinated Notes. To the extent that the proceeds from the collateral are not sufficient to make distributions on the Subordinated Notes the Issuer will have no further obligation in respect of the Subordinated Notes.

Interest proceeds and, after the 2013-1 2021 Reset CLO Notes have been paid in full, principal proceeds, in each case will be distributed to the holders of the Subordinated Notes in accordance with the Indenture.

Distributions, if any, on the Subordinated Notes will be payable quarterly on the 20th day of each January, April, July and October of each calendar year or, if any such day is not a business day, on the next succeeding business day (each, a “Payment Date”), commencing on the first Payment Date, and on April 20, 2033 (or if any such day is not a business day, the next succeeding business day) (the “Stated Redemption Date”) (if not redeemed prior to such date) sequentially in order of seniority. At the Stated Redemption Date, the Subordinated Notes will be redeemed after payment in full of all of the 2013-1 2021 Reset CLO Notes and the payment of all administrative and other fees and expenses. The failure to pay interest proceeds or principal proceeds to the holders of the Subordinated Notes will not be an event of default under the Indenture.

As of February 28, 2021, the remaining unamortized discount on Class A-1-R-3 Notes, Class A-2-R- 3 Notes, Class B-FL-R-3 Notes, Class B-FXD-R-3 Notes, Class C-FL-R-3 Notes, Class C-FXD-R-3 Notes, Class D-R-3 Notes, Class E-R-3 Notes and Class F-R-3 Notes were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.3 million, $3.0 million and $0.0 million, respectively.

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

For the year ended February 28, 2021, costs associated with the 2013-1 CLO Notes of $1.8 million in remaining unamortized deferred debt financing costs and $1.3 million in unamortized discount, were recognized as additional amortization expense when the related notes were extinguished and recorded within realized loss on extinguishment of debt in the statement of operations.

For the year ended February 28, 2019, costs associated with the 2013-1 Amended CLO Notes of $0.9 million in remaining unamortized deferred debt financing costs and $0.3 million in unamortized discount, were recognized as additional amortization expense when the related notes were extinguished and recorded within realized loss on extinguishment of debt in the statement of operations.

As of February 28, 2021, remaining capitalized financing costs of $1.8 million related to the 2013-1 2021 Reset CLO Notes are being amortized over the term of the 2013-1 2021 Reset CLO Notes.

On February 11, 2020, CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO entered into a loan payable with a third party, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $80 million in order to provide capital necessary to support warehouse activities. The loan payable, which expires on August 11, 2021, bears interest at an annual rate of 3M USD LIBOR + 1.25% through November 11, 2020 and 3M USD LIBOR + 1.75% thereafter. For the year ended February 29, 2021, the Saratoga CLO recognized interest expense of $0.2 million related to the loan payable, with a loan payable balance of $0.0 million as February 28, 2021.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2017—2020). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2021 and February 29, 2020, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2021, February 29, 2020 and February 28, 2019. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2021, February 29, 2020 and February 28, 2019.

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

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2021 and February 29, 2020, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2021 and February 29, 2020, the Issuer had $4.3 million and $1.0 million of unfunded commitments outstanding, respectively.

7. Related-Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Issuer neither bought nor sold investments from related parties.

On February 11, 2020, CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO entered into CLO 2013-1 Warehouse 2 Loan with the Company, pursuant to which CLO 2013- 1 Warehouse 2 may borrow from time to time up to $25.0 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse 2 Loan, which expires on August 20, 2021, bears interest at an annual rate of 3M USD LIBOR + 7.5%. As of February 28, 2021, the CLO 2013-1 Warehouse 2 Loan was and interest payable repaid in full, with interest expense of $0.7 million and $0.01 million recognized and included in the interest and debt financing expenses in the Issuer’s statement of operations for the years ended February 28, 2021 and February 29, 2020, respectively.

The Subordinated Notes are wholly-owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, $7.9 million, $4.6 million and $2.0 million of payments to the Subordinated Notes were included in interest and debt financing expenses in the statements of operations, respectively. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, $3.2 million, $2.4 million and $0.5 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations.

In addition to refinancing its liabilities, the Investment Manager holds aggregate principal amounts of $17.9 million in Class F-R-3 Notes of the CLO tranches with a coupon of LIBOR plus 10.00% at February 28, 2021 and $2.5 million in Class F-R-2 Notes and $7.5 million in Class G-R-2 Notes of the CLO tranches with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00% at February 29, 2020, respectively. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, payments for the Class F-R- 3, Class F-R-2 Notes and Class G-R-2 Notes totaling $0.0 million, $1.2 million and $0.3 million, respectively, are included in interest and debt financing expenses in the Issuer’s statement of operations. Expenses relating to the refinancing were paid for by the Company on behalf of Saratoga CLO and is included in due to affiliate on the statement of assets and liabilities. As of February 28, 2021, there is an outstanding due to affiliate related to those expenses of $2.6 million.

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

As of February 28, 2021 and February 29, 2020, net assets (deficit) were $(28.5) million and $(35.1) million, respectively. These amounts include accumulated losses of $35.1 million and $17.9 million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

The Issuer elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X. Pursuant to the regulation, the Issuer has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019, as shown in the tables below:

	For the Year Ended February 28, 2021
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 29, 2020	250	$250	$-	$(35,102,419)	$(35,102,169)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	(758,157)	(758,157)
Net realized gain (loss) from investments	-	-	-	(1,803,884)	(1,803,884)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,575,429)	(31,575,429)
Balance at May 31, 2020	250	250	-	(69,239,889)	(69,239,639)
Increase (Decrease) from Operations:
Net investment income	-	-	-	60,339	60,339
Net realized gain (loss) from investments	-	-	-	(4,338,586)	(4,338,586)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	26,457,779	26,457,779
Balance at August 31, 2020	250	250	-	(47,060,357)	(47,060,107)
Increase (Decrease) from Operations:
Net investment income	-	-	-	221,123	221,123
Net realized gain (loss) from investments	-	-	-	(3,089,206)	(3,089,206)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,923,956	14,923,956
Balance at November 30, 2020	250	250	-	(35,004,484)	(35,004,234)
Increase (Decrease) from Operations:
Net investment income (loss)				(823,187)	(823,187)
Net realized gain (loss) from investments				(1,690,951)	(1,690,951)
Net change in unrealized appreciation (depreciation) on investments				11,969,271	11,969,271
Realized losses on extinguishment of debt				(2,988,763)	(2,988,763)
Balance at February 28, 2021	250	250	-	(28,538,114)	(28,537,864)

	For the Year Ended February 29, 2020
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2019	250	$250	$-	$(17,899,919)	$(17,899,669)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	1,125,944	1,125,944
Net realized gain (loss) from investments	-	-	-	(943,934)	(943,934)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(2,205,995)	(2,205,995)
Balance at May 31, 2019	250	250	-	(19,923,904)	(19,923,654)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	775,988	775,988
Net realized gain (loss) from investments	-	-	-	(1,218,364)	(1,218,364)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(2,174,060)	(2,174,060)
Balance at August 31, 2019	250	250	-	(22,540,340)	(22,540,090)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	(712,398)	(712,398)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,516,752)	(7,516,752)
Balance at November 30, 2019	250	250	-	(30,769,490)	(30,769,240)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	136,535	136,535
Net realized gain (loss) from investments	-	-	-	(2,632,887)	(2,632,887)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(1,836,577)	(1,836,577)
Balance at February 29, 2020	250	$250	$-	$(35,102,419)	$(35,102,169)

	For the Year Ended February 28, 2019
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2018	250	$250	$-	$(11,245,569)	$(11,245,319)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	474,449	474,449
Net realized gain (loss) from investments	-	-	-	(1,157,929)	(1,157,929)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(110,177)	(110,177)
Balance at May 31, 2018	250	250	-	(12,039,226)	(12,038,976)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	191,126	191,126
Net realized gain (loss) from investments	-	-	-	2,237	2,237
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(440,254)	(440,254)
Balance at August 31, 2018	250	250	-	(12,286,117)	(12,285,867)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	472,125	472,125
Net realized gain (loss) from investments	-	-	-	11,948	11,948
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(4,467,273)	(4,467,273)
Balance at November 30, 2018	250	250	-	(16,269,317)	(16,269,067)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	396,883	396,883
Net realized gain (loss) from investments	-	-	-	(200,967)	(200,967)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(626,667)	(626,667)
Realized losses on extinguishment of debt				(1,199,851)	(1,199,851)
Balance at February 28, 2019	250	$250	$-	$(17,899,919)	$(17,899,669)

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2021, February 29, 2020, February 28, 2019, February 28, 2018 and February 28, 2017:

	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018	February 28, 2017
Average subordinated notes’ capital balance(1)	$7,593,452	$20,177,254	$18,900,592	$17,262,714	$15,113,353
Ratio and supplemental data:
Total return(2)	150.86%	(46.85)%	(22.41)%	0.33%	162.55%
Net investment income (loss)(3)	(17.12)%	0.90%	1.77%	8.08%	(34.62)%
Total expenses(3)	383.67%	156.62%	125.54%	95.41%	141.14%
Base management fee(3)	6.60%	2.48%	1.82%	1.75%	3.87%
Subordinated management fee(3)	26.42%	9.93%	7.29%	6.99%	6.04%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.

(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.
(3)	Calculated based on the average subordinated notes’ capital balance.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2021 through May 5, 2021, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements, other than the following:

Subsequent to February 28, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Issuer’s portfolio companies, the Issuer’s business, financial condition, results of operations and cash flows and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Issuer’s financial statements for the year ended February 28, 2021. The Issuer cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to its results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Issuer continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.