Form 10-Q
period 2021-05-31
SARATOGA INVESTMENT CORP.
filed 2021-07-07
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2021

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

The number of outstanding common shares of the registrant as of July 7, 2021 was 11,183,471.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2021	February 28, 2021
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $546,808,095 and $471,328,212, respectively)	$550,875,264	$469,946,494
Affiliate investments (amortized cost of $34,774,328 and $17,331,707, respectively)	39,872,709	19,367,740
Control investments (amortized cost of $75,078,830 and $61,353,761, respectively)	87,024,892	64,998,481
Total investments at fair value (amortized cost of $656,661,253 and $550,013,680, respectively)	677,772,865	554,312,715
Cash and cash equivalents	317,932	18,828,047
Cash and cash equivalents, reserve accounts	19,659,681	11,087,027
Interest receivable (net of reserve of $588,904 and $1,152,086, respectively)	6,622,330	4,223,630
Due from affiliate (See Note 6)	2,600,000	2,719,000
Management fee receivable	852,876	34,644
Other assets	848,278	947,315
Total assets	$708,673,962	$592,152,378

LIABILITIES
Revolving credit facility	$39,000,000	$-
Deferred debt financing costs, revolving credit facility	(715,161)	(639,983)
SBA debentures payable	168,000,000	158,000,000
Deferred debt financing costs, SBA debentures payable	(3,397,674)	(2,642,622)
6.25% Notes Payable 2025	60,000,000	60,000,000
Deferred debt financing costs, 6.25% notes payable 2025	(1,581,383)	(1,675,064)
7.25% Notes Payable 2025	43,125,000	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	(1,319,867)	(1,401,307)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(225,397)	(239,222)
4.375% Notes Payable 2026	50,000,000	-
Deferred debt financing costs,	(1,205,274)	-
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(469,585)	(476,820)
Base management and incentive fees payable	10,727,948	6,556,674
Deferred tax liability	2,180,727	1,922,664
Accounts payable and accrued expenses	1,986,517	1,750,267
Interest and debt fees payable	1,763,342	2,645,784
Directors fees payable	92,000	70,500
Due to manager	368,013	279,065
Excise tax payable	-	691,672
Total liabilities	388,329,206	287,966,608

Commitments and contingencies (See Note 8)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,159,995 and 11,161,416 common shares issued and outstanding, respectively	11,160	11,161
Capital in excess of par value	304,784,840	304,874,957
Total distributable earnings (deficit)	15,548,756	(700,348)
Total net assets	320,344,756	304,185,770
Total liabilities and net assets	$708,673,962	$592,152,378
NET ASSET VALUE PER SHARE	$28.70	$27.25

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2021	May 31, 2020
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$11,236,737	$9,955,562
Affiliate investments	340,512	398,370
Control investments	1,854,985	1,133,584
Payment-in-kind interest income:
Non-control/Non-affiliate investments	176,766	581,946
Affiliate investments	-	46,223
Control investments	77,675	34,782
Total interest from investments	13,686,675	12,150,467
Interest from cash and cash equivalents	522	11,796
Management fee income	818,232	634,572
Structuring and advisory fee income	1,301,875	313,306
Other income	1,008,686	187,000
Total investment income	16,815,990	13,297,141

OPERATING EXPENSES
Interest and debt financing expenses	4,340,912	2,563,876
Base management fees	2,758,908	2,160,528
Incentive management fees expense (benefit)	5,262,536	(1,858,310)
Professional fees	507,061	386,888
Administrator expenses	693,750	556,250
Insurance	86,318	67,726
Directors fees and expenses	92,000	60,000
General & administrative	490,651	350,814
Income tax expense (benefit)	27,919	(8,945)
Total operating expenses	14,260,055	4,278,827
NET INVESTMENT INCOME	2,555,935	9,018,314

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	1,910,141	8,480
Net realized gain (loss) from investments	1,910,141	8,480
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	5,448,887	(24,422,894)
Affiliate investments	3,062,348	(2,444,252)
Control investments	8,301,342	(5,083,223)
Net change in unrealized appreciation (depreciation) on investments	16,812,577	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(230,144)	267,740
Net realized and unrealized gain (loss) on investments	18,492,574	(31,674,149)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,048,509	$(22,655,835)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.88	$(2.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,170,045	11,217,545

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2021	May 31, 2020
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$2,555,935	$9,018,314
Net realized gain from investments	1,910,141	8,480
Net change in unrealized appreciation (depreciation) on investments	16,812,577	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(230,144)	267,740
Net increase (decrease) in net assets resulting from operations	21,048,509	(22,655,835)

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(4,799,405)	-
Net decrease in net assets from shareholder distributions	(4,799,405)	-

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	914,102	-
Repurchases of common stock	(1,003,420)	-
Repurchase fees	(800)	-
Net increase in net assets from capital share transactions	(90,118)	-
Total increase (decrease) in net assets	16,158,986	(22,655,835)
Net assets at beginning of period	304,185,770	304,286,853
Net assets at end of period	$320,344,756	$281,631,018

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2021	May 31, 2020
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,048,509	$(22,655,835)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(191,699)	703,636
Net accretion of discount on investments	(321,106)	(312,430)
Amortization of deferred debt financing costs	470,314	272,683
Income tax expense (benefit)	27,919	(8,945)
Net realized (gain) loss from investments	(1,910,141)	(8,480)
Net change in unrealized (appreciation) depreciation on investments	(16,812,577)	31,950,369
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	230,144	(267,740)
Proceeds from sales and repayments of investments	14,941,409	9,350,378
Purchases of investments	(119,166,038)	(38,998,731)
(Increase) decrease in operating assets:
Interest receivable	(2,398,700)	501,475
Due from affiliate	119,000	-
Management and incentive fee receivable	(818,232)	(13,381)
Other assets	78,581	40,232
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	4,171,274	(12,247,640)
Accounts payable and accrued expenses	236,250	(132,244)
Interest and debt fees payable	(882,442)	(1,239,086)
Directors fees payable	21,500	1,500
Excise tax payable	(691,672)	-
Due to manager	88,948	(104,112)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(101,758,759)	(33,168,351)

Financing activities
Borrowings on debt	49,000,000	20,000,000
Paydowns on debt	-	(487,000)
Issuance of notes	50,000,000	-
Repayments of notes	-	-
Payments of deferred debt financing costs	(2,289,179)	-
Proceeds from issuance of common stock	-	-
Payments of cash dividends	(3,885,303)	-
Repurchases of common stock	(1,003,420)	-
Repurchases fees	(800)	-
Payments of offering costs	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	91,821,298	19,513,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(9,937,461)	(13,655,351)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	29,915,074	39,450,352
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$19,977,613	$25,795,001

Supplemental information:
Interest paid during the period	$4,753,043	$3,530,278
Cash paid for taxes	692,740	1,006
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	191,699	(703,636)
Net accretion of discount on investments	321,106	312,430
Amortization of deferred debt financing costs	470,314	272,683
Stock dividend distribution	914,102	-

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2021

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 171.9% (b)
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	$522,061	0.2%
		Total Consumer Products			1,589,630	522,061	0.2%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	-	0.0%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	1,050,000	3,107,700	1.0%
		Total Corporate Education Software			1,050,000	3,107,700	1.0%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	7/5/2018	$5,000,000	$4,972,664	5,050,000	1.6%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	1/3/2020	$5,000,000	4,981,026	5,050,000	1.6%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	7,498,384	2.3%
		Total Corporate Governance			10,953,690	17,598,384	5.5%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,496,025	6,632,349	2.1%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$2,150,000	2,130,433	2,175,370	0.7%
		Total Dental Practice Management			8,626,458	8,807,719	2.8%
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,904,721	14,278,600	4.5%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,943,964	7,139,300	2.2%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,472,430	0.8%
		Total Dental Practice Management Software			22,848,685	23,890,330	7.5%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$18,500,000	18,474,451	16,033,950	5.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	502,621	0.2%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	1,163,583	0.4%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$25,763,417	25,581,181	25,737,653	8.0%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$16,000,000	15,860,000	15,840,000	4.9%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$-	-	-	0.0%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	250,000	0.1%
		Total Education Services			61,415,536	59,527,807	18.6%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$43,500,000	43,240,511	43,500,000	13.6%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	3,894,965	1.2%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,203,750	17,203,750	17,203,750	5.4%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	697,848	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	189,269	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,944,183	5,100,000	1.6%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$1,200,000	1,200,000	1,224,000	0.4%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$17,701,539	17,624,605	17,889,175	5.6%
		Total Education Software			87,085,700	89,699,007	28.1%
Top Gun Pressure Washing, LLC	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 12/31/2025	8/12/2019	$5,000,000	4,964,114	4,958,500	1.5%
Top Gun Pressure Washing, LLC (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 12/31/2025	8/12/2019	$5,500,000	5,449,645	5,454,350	1.8%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	318,329	0.1%
		Total Facilities Maintenance			10,901,907	10,731,179	3.4%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,979,495	3,032,400	0.9%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	974,822	988,350	0.3%
		Total Field Service Management			3,954,317	4,020,750	1.2%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	445,913	0.1%
		Total Financial Services			250,000	445,913	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	564,042	0.2%
		Total Healthcare Products Manufacturing			380,353	564,042	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	900,986	0.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,959,761	10,059,000	3.1%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,965,638	6,035,400	1.9%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.75%), 8.75% Cash, 1/31/2025	1/31/2017	$25,000,000	24,875,298	24,957,500	7.8%
		Total Healthcare Services			41,200,697	41,952,886	13.1%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Greenphire, Inc. (h), (i)	Healthcare Software	Series A Preferred Stock	3/24/2021	102	10,181,700	10,381,661	3.2%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,241	2,310,929	2,816,291	0.9%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 8.25% Cash, 1/31/2026	4/15/2019	$36,000,000	35,660,359	35,776,800	11.2%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 8.25% Cash, 1/31/2026	4/15/2019	$12,000,000	11,919,627	11,925,600	3.7%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$8,000,000	7,928,456	8,023,200	2.5%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software		11/12/2020	300,000	300,000	339,111	0.1%
		Total Healthcare Software			68,301,071	69,262,663	21.6%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	187,153	0.1%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 6/28/2021	3/26/2014	$5,141,413	5,141,413	5,141,413	1.6%
		Total Healthcare Supply			5,649,490	5,328,566	1.7%
Book4Time, Inc. (a)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,108,278	3,105,152	1.0%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	200,000	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,767,918	15,767,918	11,280,368	3.5%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,975,728	3,000,000	0.9%
		Total Hospitality/Hotel			22,008,750	17,585,520	5.5%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$20,000,000	19,815,082	19,950,000	6.2%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$-	-	-	0.0%
		Total HVAC Services and Sales			19,815,082	19,950,000	6.2%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$6,843,746	6,843,746	6,843,746	2.1%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,188,389	0.7%
		Total Industrial Products			6,843,746	9,032,135	2.8%
CLEO Communications Holding, LLC (d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$14,146,020	14,138,542	14,249,286	4.4%
CLEO Communications Holding, LLC (d), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,556,466	20,507,075	20,706,528	6.5%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$23,000,000	22,883,641	23,101,200	7.2%
		Total IT Services			57,529,258	58,057,014	18.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,124,363	12,389,100	3.9%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,963,878	5,077,500	1.6%
		Total Marketing Services			17,088,241	17,466,600	5.5%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,474,886	5,500,000	1.7%
		Total Non-profit Services			5,474,886	5,500,000	1.7%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,248,190	1.0%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	151,202	0.0%
		Total Office Supplies			3,700,000	3,399,392	1.0%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$18,000,000	17,983,170	17,380,801	5.3%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$1,000,000	994,942	965,600	0.3%
		Total Payroll Services			18,978,112	18,346,401	5.6%
Lexipol, LLC (h), (i)	Public Safety/Local Government Software	Series A Preferred Stock	3/30/2021	102	10,204,900	10,204,900	3.2%
		Total Public Safety/Local Government Software			10,204,900	10,204,900	3.2%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,880,144	13,976,200	4.4%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,971,412	2,994,900	0.8%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,215,084	0.4%
		Total Real Estate Services			17,922,857	18,186,184	5.6%
TMAC Acquisition Co., LLC (k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,169,383	0.7%
		Total Restaurant			2,261,017	2,169,383	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,818,242	24,603,800	7.6%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	946,300	0.3%
		Total Sports Management			26,818,242	25,550,100	7.9%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	968,628	0.3%
		Total Staffing Services			100,000	968,628	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,988,368	9,000,000	2.8%
		Total Waste Services			8,988,368	9,000,000	2.8%
Sub Total Non-control/Non-affiliate investments					546,808,095	550,875,264	171.9%

Affiliate investments - 12.4% (b)
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 12.00% Cash, 5/20/2026	5/20/2021	$15,295,662	15,142,705	15,142,705	4.7%
Artemis Wax Corp. (f) (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	1,500,000	0.5%
Artemis Wax Corp. (f) (h)	Consumer Services	Series C Preferred Stock	5/20/2021	4,099	4,099,260	4,099,261	1.3%
		Total Consumer Services			20,741,965	20,741,966	6.5%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+9.00%), 10.00% Cash, 12/31/2025	11/17/2016	$7,000,000	6,988,553	7,000,000	2.2%
GreyHeller LLC (d), (f), (j)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+9.00%), 10.00% Cash, 12/31/2025	10/19/2020	$6,250,000	6,193,810	6,250,001	1.9%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	5,880,742	1.8%
		Total Cyber Security			14,032,363	19,130,743	5.9%
Sub Total Affiliate investments					34,774,328	39,872,709	12.4%

Control investments - 27.2% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,332,239	5,304,439	5,361,034	1.6%
Netreo Holdings, LLC (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	5/26/2020	$10,241,069	10,142,979	10,296,371	3.2%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	17,946,180	5.6%
		Total IT Services			23,791,918	33,603,585	10.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 15.87%, 4/20/2033	1/22/2008	$111,000,000	33,411,912	35,546,307	11.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.13%, 4/20/2033	2/26/2021	$17,875,000	17,875,000	17,875,000	5.7%
		Total Structured Finance Securities			51,286,912	53,421,307	16.8%
Sub Total Control investments					75,078,830	87,024,892	27.2%
TOTAL INVESTMENTS - 211.5% (b)					$656,661,253	$677,772,865	211.5%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 6.1% (b)
U.S. Bank Money Market (l)	19,659,681	$19,659,681	$19,659,681	6.1%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	19,659,681	$19,659,681	$19,659,681	6.1%

(a)	Represents an ineligible investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of May 31, 2021 non-qualifying assets represent 8.4% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $320,344,756 as of May 31, 2021.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 15.87% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the quarter ended May 31, 2021 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$20,732,455	$-	$31,122	$-	$-	$1
GreyHeller LLC	3,960,000	-	309,390	-	-	1,995,811
Total	$24,692,455	$-	$340,512	$-	$-	$1,995,812

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the quarter ended May 31, 2021 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$14,104,500	$-	$279,628	$-	$2	$4,224,061
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	1,133,296	818,232	-	4,531,306
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	-	-	465,738	-	-	(454,025)
Total	$14,104,500	$-	$1,878,661	$818,232	$2	$8,301,342

(h)	Non-income producing at May 31, 2021.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2021. (see Note 8 to the consolidated financial statements).
(k)	As of May 31, 2021, the investment was on non-accrual status. The fair value of these investments was approximately $2.2 million, which represented 0.3% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2021.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of May 31, 2021 was 0.09%.

3M USD LIBOR - The 3 month USD LIBOR rate as of May 31, 2021 was 0.13%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 154.5% (b)
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	$475,116	0.2%
		Total Consumer Products			1,589,630	475,116	0.2%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	181,240	0.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	181,240	0.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	1,050,000	1,050,000	0.3%
		Total Corporate Education Software			1,050,000	1,050,000	0.3%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	7/5/2018	$5,000,000	$4,972,250	5,050,000	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	1/3/2020	$5,000,000	4,980,871	5,050,000	1.7%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	3,164,579	1.0%
		Total Corporate Governance			10,953,121	13,264,579	4.4%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,491,331	6,489,450	2.1%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$650,000	644,419	643,500	0.2%
		Total Dental Practice Management			7,135,750	7,132,950	2.3%
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,895,777	14,278,600	4.7%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,938,964	7,139,300	2.3%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,240,946	0.7%
		Total Dental Practice Management Software			22,834,741	23,658,846	7.7%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$16,000,000	15,998,379	13,499,200	4.4%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	1,011,596	0.3%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$25,947,024	25,748,711	25,874,372	8.5%
		Total Education Services			42,497,090	40,385,168	13.2%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$43,500,000	43,204,446	43,630,500	14.3%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	3,069,267	1.0%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,247,500	17,247,500	17,357,884	5.7%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	725,726	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	185,553	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,940,297	5,100,000	1.7%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$17,835,914	17,745,629	18,021,407	5.9%
		Total Education Software			86,010,523	88,090,337	28.9%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,977,590	3,030,000	1.0%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	974,399	987,568	0.3%
		Total Field Service Management			3,951,989	4,017,568	1.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	418,531	0.1%
		Total Financial Services			250,000	418,531	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	566,592	0.2%
		Total Healthcare Products Manufacturing			380,353	566,592	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,415,301	0.5%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,955,177	10,059,000	3.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,961,748	6,035,400	2.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.75%), 8.75% Cash, 1/31/2025	1/31/2017	$25,000,000	24,871,639	24,900,000	8.2%
		Total Healthcare Services			41,188,564	42,409,701	14.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,572,002	0.8%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,956,593	6,060,000	2.0%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,914,035	12,120,000	4.0%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$8,000,000	7,924,230	7,920,000	2.6%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software		11/12/2020	300,000	300,000	300,000	0.1%
		Total Healthcare Software			28,094,858	28,972,002	9.5%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	280,346	0.1%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 6/28/2021	3/26/2014	$5,141,413	5,141,413	5,141,413	1.7%
		Total Healthcare Supply			5,649,490	5,421,759	1.8%
Book4Time, Inc. (a)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,105,788	3,105,152	1.0%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	156,826	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,767,918	15,767,918	10,788,409	3.5%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,973,387	3,030,000	1.0%
		Total Hospitality/Hotel			22,003,919	17,080,387	5.6%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$7,000,000	6,932,689	6,950,300	2.3%
Granite Comfort, LP	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$8,000,000	7,922,181	7,943,200	2.6%
		Total HVAC Services and Sales			14,854,870	14,893,500	4.9%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$7,021,046	7,021,046	7,021,046	2.3%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,025,598	0.7%
		Total Industrial Products			7,021,046	9,046,644	3.0%
CLEO Communications Holding, LLC (d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$14,073,964	14,064,807	14,176,704	4.7%
CLEO Communications Holding, LLC (d), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,451,756	20,388,504	20,601,054	6.8%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$23,000,000	22,865,749	23,089,700	7.6%
		Total IT Services			57,319,060	57,867,458	19.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,116,232	12,322,000	4.1%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,960,820	5,050,000	1.7%
		Total Marketing Services			17,077,052	17,372,000	5.8%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,470,787	5,554,450	1.8%
		Total Non-profit Services			5,470,787	5,554,450	1.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,287,460	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	322,853	0.1%
		Total Office Supplies			3,700,000	3,610,313	1.2%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$18,000,000	17,981,413	17,368,200	5.7%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$1,000,000	994,557	964,900	0.3%
		Total Payroll Services			18,975,970	18,333,100	6.0%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,189,591	7,395,000	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$4,876,322	4,838,617	4,973,850	1.6%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	122,578	365,914	2,208,681	0.7%
		Total Property Management			12,394,122	14,577,531	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,873,317	13,952,400	4.6%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,970,361	2,989,800	1.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,090,002	0.4%
		Total Real Estate Services			17,914,979	18,032,202	6.0%
TMAC Acquisition Co., LLC (k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,911	0.7%
		Total Restaurant			2,261,017	2,140,911	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,800,743	24,525,800	8.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	943,300	0.3%
		Total Sports Management			26,800,743	25,469,100	8.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	924,509	0.3%
		Total Staffing Services			100,000	924,509	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,981,436	9,000,000	3.0%
		Total Waste Services			8,981,436	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					471,328,212	469,946,494	154.5%

Affiliate investments - 6.4% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	11/17/2016	$7,000,000	6,988,549	7,000,000	2.3%
GreyHeller LLC (d), (f), (j)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	10/19/2020	$2,250,000	2,233,173	2,250,000	0.7%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	3,924,291	1.3%
		Total Cyber Security			10,071,722	13,174,291	4.3%
Top Gun Pressure Washing, LLC (f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,961,639	4,491,500	1.5%
Top Gun Pressure Washing, LLC (f), (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,810,198	1,639,397	0.6%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	62,552	0.0%
		Total Facilities Maintenance			7,259,985	6,193,449	2.1%
Sub Total Affiliate investments					17,331,707	19,367,740	6.4%

Control investments - 21.4% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,296,555	5,268,156	5,349,521	1.8%
Netreo Holdings, LLC (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2020	5/26/2020	$1,223,203	1,213,962	1,235,435	0.4%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	8,634,768	2.8%
		Total IT Services			9,632,118	15,219,724	5.0%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 11.72%, 1/20/2030	1/22/2008	$111,000,000	33,846,643	31,449,732	10.3%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.19%, 4/20/2033	2/26/2021	$17,875,000	17,875,000	18,329,025	6.1%
		Total Structured Finance Securities			51,721,643	49,778,757	16.4%
Sub Total Control investments					61,353,761	64,998,481	21.4%
TOTAL INVESTMENTS - 182.2% (b)					$550,013,680	$554,312,715	182.2%

				Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 6.2% (b)
U.S. Bank Money Market (l)				18,828,047	$18,828,047	$18,828,047	6.2%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts				18,828,047	$18,828,047	$18,828,047	6.2%

(a)	Represents an ineligible investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of February 28, 2021 non-qualifying assets represent 9.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.
(b)	Percentages are based on net assets of $304,185,770 as of February 28, 2021.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 11.72% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 28, 2021 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$-	$(2,309,806)	$172,626	$-	$(8,726,013)	$7,745,228
GreyHeller LLC	2,227,500	-	987,969	-	-	942,175
Top Gun Pressure Washing, LLC	1,806,750	-	668,294	-	-	(712,711)
TG Pressure Washing Holdings, LLC	138,148	-	-	-	-	(425,596)
Total	$4,172,398	$(2,309,806)	$1,828,889	$-	$(8,726,013)	$7,549,096

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2021 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$-	$738,012	$-	$-	$1,832,136
Saratoga Investment Corp. CLO 2013-1, Ltd.	14,000,000	-	3,535,591	2,507,626	-	(1,433,723)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	(2,500,000)	237,163	-	-	22,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	17,875,000	-	15,187	-	-	454,025
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	(7,500,000)	805,759	-	-	65,250
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	22,500,000	(25,000,000)	679,926	-	-	295,459
Total	$55,563,000	$(35,000,000)	$6,011,638	$2,507,626	$-	$1,235,147

(h)	Non-income producing at February 28, 2021.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2021. (see Note 8 to the consolidated financial statements).
(k)	As of February 28, 2021, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2021.

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

May 31, 2021

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

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the three months ended May 31, 2021.

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

As of May 31, 2021, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2021	May 31, 2020
Cash and cash equivalents	$317,932	$12,842,608
Cash and cash equivalents, reserve accounts	19,659,681	12,952,393
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$19,977,613	$25,795,001

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2021, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.2 million, or 0.3% of the fair value of our portfolio. At February 28, 2021, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90.0% of its investment company taxable income, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4.0% on undistributed income if it does not distribute at least (1) 98.0% of its net ordinary income in any calendar year, (2) 98.2% of its capital gain net income for each one-year period ending on October 31and (3) any net ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such year, and on which the Company paid no U.S federal income tax.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay the 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2021, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2018, 2019, 2020 and 2021 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2021 and February 28, 2021, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2021 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$516,154	$516,154
Second lien term loans	-	-	25,422	25,422
Unsecured term loans	-	-	2,169	2,169
Structured finance securities	-	-	53,421	53,421
Equity interests	-	-	80,607	80,607
Total	$-	$-	$677,773	$677,773

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2021 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2021	$440,456	$24,930	$2,141	$49,779	$37,007	$554,313
Payment-in-kind and other adjustments to cost	231			(435)	396	192
Net accretion of discount on investments	314	7		-	-	321
Net change in unrealized appreciation (depreciation) on investments	497	485	28	4,077	11,725	16,812
Purchases	87,321				31,845	119,166
Sales and repayments	(12,665)				(2,276)	(14,941)
Net realized gain (loss) from investments					1,910	1,910
Balance as of May 31, 2021	$516,154	$25,422	$2,169	$53,421	$80,607	$677,773
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$838	$485	$28	$4,076	$13,568	$18,995

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the three months ended May 31, 2021.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2020 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632
Payment-in-kind and other adjustments to cost	191	466	-	(1,361)	-	(704)
Net accretion of discount on investments	279	33	-	-	-	312
Net change in unrealized appreciation (depreciation) on investments	(19,115)	(4,582)	(1,035)	(3,803)	(3,415)	(31,950)
Purchases	36,189	-	2,500	-	310	38,999
Sales and repayments	(9,350)	-	-	-	-	(9,350)
Net realized gain (loss) from investments	8	-	-	-	-	8
Balance as of May 31, 2020	$354,435	$69,487	$5,811	$27,306	$25,908	$482,947
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the period	$(18,880)	$(4,583)	$(1,034)	$(3,804)	$(3,414)	$(31,715)

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the three months ended May 31, 2020.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2021 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$516,154	Market Comparables	Market Yield (%)	5.8% - 18.1%	9.6%
			EBITDA Multiples (x)	6.8x	6.8x
			Revenue Multiples (x)	4.7x - 11.2x	8.2x
Second lien term loans	25,422	Market Comparables	Market Yield (%)	10.0% - 23.7%	17.6%
			EBITDA Multiples (x)	7.5x	7.5x
Unsecured term loans	2,169	Market Comparables	Market Yield (%)	25.2%	25.2%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	53,421	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	13.9%
			Recovery Rate (%)	35% - 70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	80,607	Enterprise Value Waterfall	EBITDA Multiples (x)	3.3x - 74.0x	32.6x
			Revenue Multiples (x)	0.5x - 21.8x	9.2x
Total	$677,773

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2021 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$440,456	Market Comparables	Market Yield (%)	5.8% - 18.7%	9.7%
			EBITDA Multiples (x)	6.8x	6.8x
			Revenue Multiples (x)	4.1x - 8.0x	7.5x
Second lien term loans	24,930	Market Comparables	Market Yield (%)	10.0% - 24.5%	16.5%
			EBITDA Multiples (x)	7.5x	7.5x
Unsecured term loans	2,141	Market Comparables	Market Yield (%)	31.1%	31.1%
			EBITDA Multiples (x)	5.2x	5.2x
Structured finance securities	49,779	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.00%	13.8%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	37,007	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 14.0x	9.7x
			Revenue Multiples (x)	0.5x - 38.3x	4.6x
Total	$554,313

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of May 31, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$516,790	78.7%	$516,154	76.2%
Second lien term loans	29,898	4.6	25,422	3.7
Unsecured term loans	2,261	0.3	2,169	0.3
Structured finance securities	51,287	7.8	53,421	7.9
Equity interests	56,425	8.6	80,607	11.9
Total	$656,661	100.0%	$677,773	100.0%

The composition of our investments as of February 28, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$441,590	80.3%	$440,456	79.5%
Second lien term loans	29,891	5.4	24,930	4.4
Unsecured term loans	2,261	0.4	2,141	0.4
Structured finance securities	51,722	9.4	49,779	9.0
Equity interests	24,550	4.5	37,007	6.7
Total	$550,014	100.0%	$554,313	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on inputs about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2021. The inputs at May 31, 2021 for the valuation model include:

●	Default rate: 2%

●	Recovery rate: 35% -70%

●	Discount rate: 10% – 15%

●	Prepayment rate: 20%

●	Reinvestment rate / price: L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of May 31, 2021.

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

Destiny Solutions Inc.

Destiny Solutions Inc. (“Destiny”) provides a SaaS-based student lifecycle management (“SLM”) software solution used by higher education institutions to manage their continuing education (“CE”) and non-degree educational programs for “non-traditional” students who fall outside of the “traditional” student profile. Traditional students are full-time students working toward an undergraduate, graduate, or doctorate degree. Destiny’s software acts as the ERP, CRM, e-commerce platform, and student information management system for non-traditional student programs.

Hematerra Holdings Company, LLC

HemaTerra Holding Company, LLC (“HemaTerra”) provides SaaS-based software solutions addressing complex supply chain issues across a variety of medical environments, including blood, plasma, tissue, implants and DNA sample management, to customers in blood centers, hospitals, pharmaceuticals, and law enforcement settings.

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

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd., (“CLO 2013-1 Warehouse 2”) a wholly-owned subsidiary Saratoga CLO.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of May 31, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

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

For the three months ended May 31, 2021 and May 31, 2020, we accrued management fee income of $0.8 million and $0.6 million, respectively, and interest income of $1.1 million and $0.6 million, respectively, from the Saratoga CLO.

As of May 31, 2021, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-R-3 Notes of the Saratoga CLO was $111.0 million and $17.9 million, respectively, which had a corresponding fair value of $35.5 million and $17.9 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2021, Saratoga CLO had investments with a principal balance of $685.6 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of May 31, 2021, the present value of the projected future cash flows of the subordinated notes was approximately $36.2 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date the Company has since received distributions of $68.4 million, management fees of $25.7 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2021 (unaudited) and February 28, 2021 and for the three months ended May 31, 2021 (unaudited) and May 31, 2020 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	May 31, 2021	February 28, 2021
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $676,759,933 and $594,722,350, respectively)	$672,967,501	$591,518,866
Equities at fair value (amortized cost of $385,327 and $527,124, respectively)	467,214	501,175
Total investments at fair value (amortized cost of $677,145,260 and $595,249,474, respectively)	673,434,715	592,020,041
Cash and cash equivalents	10,710,367	114,145,406
Receivable from open trades	4,531,236	1,901,754
Interest receivable (net of reserve of $37,834 and $35,000, respectively)	2,027,683	1,497,333
Prepaid expenses and other assets	71,753	118,868
Total assets	$690,775,754	$709,683,402

LIABILITIES
Interest payable	$3,847,101	$124,233
Payable from open trades	41,198,406	66,298,568
Accrued base management fee	170,576	6,930
Accrued subordinated management fee	682,301	27,715
Accounts payable and accrued expenses	78,545	809,760
Due to Affiliate	2,600,000	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(286,302)	(292,368)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,974,358)	(3,037,380)
Class F-R-3 Notes Deferrable Junior Floating Rate Notes	17,875,000	17,875,000
Deferred debt financing costs	(2,229,317)	(2,276,780)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(47,042,654)	(48,039,412)
Total liabilities	$718,044,298	$738,221,266

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(27,268,794)	(28,538,114)
Total net assets	(27,268,544)	(28,537,864)
Total liabilities and net assets	$690,775,754	$709,683,402

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2021	May 31, 2020
INVESTMENT INCOME
Total interest from investments	$7,747,740	$7,213,489
Interest from cash and cash equivalents	572	3,287
Other income	317,057	109,641
Total investment income	8,065,369	7,326,417
EXPENSES
Interest and debt financing expenses	4,836,177	7,288,568
Base management fee	163,646	125,521
Subordinated management fee	654,586	502,085
Professional fees	35,666	88,490
Trustee expenses	-	51,858
Other expense	59,783	28,052
Total expenses	5,749,858	8,084,574
NET INVESTMENT INCOME (LOSS)	2,315,511	(758,157)

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(565,094)	(1,803,884)
Net change in unrealized depreciation on investments	(481,097)	(31,575,429)
Net realized and unrealized gain (loss) on investments	(1,046,191)	(33,379,313)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,269,320	$(34,137,470)

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2021

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Covia Holdings C/S (Unimin)	Metals & Mining	Common Stock	Equity	-	-	-	-	-	49,312	385,327	$369,840
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-	-	-	-	-	32,832	-	-
J Jill Common Stock	Retail	Common Stock	Equity	-	-	-	-	-	5,085	-	97,374
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	$2,055,028	$2,042,826	1,972,827
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/12/2028	2,000,000	1,980,000	1,984,580
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,386,421	3,367,055	3,265,797
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	490,000	490,000	488,775
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	384,464	381,065	383,503
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	10/18/2027	3,000,000	2,888,935	2,995,770
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,485,000	1,479,037	1,484,376
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.19%	8/15/2025	5,212,127	5,058,226	5,107,885
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	3/10/2028	497,503	494,212	496,259
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.59%	10/10/2025	1,887,500	1,868,406	1,850,939
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	7/23/2024	3,990,000	3,975,478	3,974,040
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	2/4/2028	250,000	249,391	248,958
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	3/12/2026	500,000	498,791	496,250
Allen Media, LLC	Media: Diversified & Production	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	5.70%	2/10/2027	2,969,527	2,957,931	2,962,103
Alliant Holdings I, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/6/2027	500,000	497,500	500,375
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,219,007	1,026,554
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	2.84%	1/29/2028	500,000	497,552	496,485
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	10/1/2025	1,477,611	1,475,296	1,470,223
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	3,878,028	3,876,039	3,878,028
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/3/2028	2,000,000	1,990,352	1,996,260
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	3/18/2027	1,488,901	1,480,666	1,487,040
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	1,995,000	1,990,338	1,984,826
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.95%	8/11/2025	975,000	971,940	698,519
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	478,844	477,830	431,333

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	7/18/2026	994,937	985,812	996,180
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	ANI Pharmaceuticals 5/21 T/L B	Loan	3M USD LIBOR+	6.00%	0.75%	6.75%	5/24/2027	3,000,000	2,940,000	2,947,500
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	10/1/2026	987,500	983,568	980,094
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	4/1/2027	1,000,000	990,055	1,000,630
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	5/15/2026	2,992,386	2,954,312	2,962,462
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/6/2028	1,000,000	990,216	997,500
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	8/15/2025	997,449	997,449	995,893
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	1/15/2027	2,475,000	2,398,873	2,438,915
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	4/1/2028	2,000,000	1,990,169	1,989,580
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,338,111	3,200,174
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	10/1/2025	2,455,000	2,447,156	2,444,763
ARISTOCRAT LEISURE LIMITED	Hotel, Gaming & Leisure	Term Loan (5/20)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	10/19/2024	992,500	976,985	993,741
ASP MSG Acquisition Co., Inc	Beverage, Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	8/16/2023	3,820,663	3,787,713	3,820,663
Aspen Dental Management, Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	4/30/2025	1,945,276	1,939,344	1,922,069
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	9/7/2027	995,000	990,535	992,353
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	11/3/2023	328,929	327,614	328,037
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	12/18/2026	3,017,802	3,005,209	3,001,777
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan (Sybil Software)	Loan	3M USD LIBOR+	2.00%	0.00%	2.20%	3/12/2028	2,000,000	1,995,063	1,993,920
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	4.35%	12/15/2027	1,755,766	1,746,470	1,760,156
Avaya, Inc.	Telecommunications	Term Loan B-2 (2/21)	Loan	1M USD LIBOR+	4.00%	0.00%	4.10%	12/15/2027	1,000,000	1,000,000	1,001,880
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.00%	0.00%	6.19%	1/31/2026	3,432,330	3,386,981	3,380,845
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	877,024	996,350
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5	Loan	1M USD LIBOR+	2.50%	0.75%	3.25%	12/1/2027	498,750	494,114	499,234
Azalea TopCo, Inc.	Services: Business	Incremental Term Loan (4/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	7/24/2026	998,750	991,814	998,331
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	10/10/2026	706,458	701,043	705,724
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	11/19/2026	1,481,250	1,445,382	1,457,639
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/14/2027	995,000	981,284	996,244
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	10/14/2027	250,000	249,375	250,313
BALL METALPACK, LLC (PE Spray)	Containers, Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.64%	7/25/2025	3,894,875	3,882,778	3,881,905
Bass Pro Group, LLC	Retail	Term Loan B (02/21)	Loan	6M USD LIBOR+	4.25%	0.75%	5.00%	3/6/2028	997,500	992,617	1,004,233

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	4/6/2026	250,000	249,697	250,625
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	4/13/2028	2,000,000	1,980,293	1,993,760
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	4/23/2026	997,468	990,420	987,494
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-2	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/23/2026	1,491,237	1,480,658	1,491,237
Blount International, Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	4/12/2023	3,410,063	3,408,500	3,415,757
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,449,255	2,442,432	2,455,378
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	2.65%	3/4/2028	1,000,000	997,582	992,500
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	5/24/2027	1,481,300	1,470,721	1,463,613
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	10/2/2025	527,385	527,385	524,442
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.44%	9/5/2025	975,000	971,950	972,563
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	3.60%	3/5/2026	1,000,000	1,000,000	992,500
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	1/22/2027	3,001,849	2,995,634	2,972,251
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,488,731	1,491,426	1,478,504
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	11/1/2026	1,985,012	1,971,201	1,973,321
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	4.00%	3/31/2028	2,500,000	2,475,522	2,503,125
Cable & Wireless Communications Limited	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	1/31/2028	4,000,000	3,985,297	3,941,440
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.59%	1/4/2026	688,125	678,077	691,394
Cardtronics Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	6/29/2027	1,491,237	1,485,752	1,490,119
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	5,393,388	5,178,845	5,140,600
CareStream Health, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,266,801	2,263,321	2,265,849
Casa Systems, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,402,375	1,396,875	1,391,857
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	3.95%	1/27/2027	1,992,689	1,979,966	1,958,135
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	1,000,000	997,820	997,500
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	12/17/2027	250,000	247,660	250,313
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/5/2028	1,000,000	995,059	1,003,750
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.59%	9/25/2025	2,443,750	2,427,421	2,405,872
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	6/7/2023	3,922,164	3,896,977	3,917,811
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	3/15/2027	3,959,975	3,953,704	3,921,880
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/3/2025	987,277	940,471	972,468
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	2.10%	3/17/2028	500,000	498,779	495,625
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	4/30/2028	1,000,000	990,029	998,130

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	2/2/2028	5,000,000	4,993,963	4,963,400
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	4/30/2026	1,432,521	1,421,559	1,424,915
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	8/9/2026	2,989,886	2,968,157	2,997,361
CNT Holdings I Corp	Retail	Term Loan	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	11/8/2027	500,000	497,761	500,625
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	5.64%	2/7/2025	943,750	936,747	898,922
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	4/7/2028	500,000	498,750	500,625
Compass Power Generation, LLC	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,796,999	1,794,130	1,787,260
Concordia Healthcare Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1W USD LIBOR+	5.50%	1.00%	6.50%	9/6/2024	1,153,300	1,114,883	1,146,092
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,970,000	2,829,372	2,971,485
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/2/2027	714,005	704,187	714,133
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/19)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	3,386,364	3,340,744	3,259,375
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	4/14/2028	2,500,000	2,487,500	2,487,500
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	3/2/2027	1,995,000	1,995,000	1,986,282
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	4.00%	3/12/2028	2,992,500	2,977,753	2,977,538
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	9/15/2027	500,000	499,401	500,000
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	5.00%	0.75%	5.75%	4/27/2027	2,876,712	2,848,428	2,881,516
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.35%	7/15/2025	1,949,239	1,932,192	1,925,361
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.35%	1/15/2026	488,750	487,986	483,007
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.60%	4/15/2027	493,750	493,750	490,417
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	1,995,000	1,939,439	1,995,000
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/5/2028	1,500,000	1,492,658	1,497,495
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	10/16/2026	1,496,222	1,496,222	1,496,222
Dealer Tire, LLC	Automotive	Term Loan B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	12/12/2025	2,962,500	2,956,828	2,958,797
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	3/31/2025	6,364,352	6,313,748	6,192,514
Dell International LLC	High Tech Industries	Term Loan B-2	Loan	1M USD LIBOR+	1.75%	0.25%	2.00%	9/19/2025	2,524,048	2,522,032	2,523,594
Delta 2 (Lux) S.a.r.l.	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	818,289	817,607	812,536
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.35%	8/24/2026	3,435,126	2,925,919	2,459,344
Digital Room LLC	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.00%	0.00%	5.20%	5/21/2026	2,947,500	2,920,541	2,890,024
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/25/2028	500,000	495,153	498,750
Dole Food Company Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	4/6/2024	451,599	450,672	451,098
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	2/24/2028	6,500,000	6,450,231	6,467,500

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	8/21/2025	3,905,600	3,893,098	3,857,483
EagleTree - Carbride Acquisition (Corsair Components)	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	8/28/2024	2,622,418	2,622,540	2,625,696
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	4/7/2028	2,221,875	2,213,226	2,223,275
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	2M USD LIBOR+	4.25%	0.00%	4.37%	6/26/2025	1,918,921	1,918,167	1,884,534
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.59%	12/14/2025	2,466,935	2,374,020	2,466,935
Encapsys, LLC (Cypress Performance Group)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	11/7/2024	490,998	487,627	490,384
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	1M USD LIBOR+	5.00%	0.75%	5.75%	3/27/2028	2,364,846	2,355,240	2,306,056
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	2/10/2028	2,500,000	2,488,102	2,481,775
Ensemble RCM LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.94%	8/3/2026	2,992,405	2,985,523	2,995,397
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	10/10/2025	4,887,500	4,880,760	4,162,000
EVERI Payments Inc.	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	5/9/2024	3,000,000	3,000,000	2,983,140
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	2/18/2027	1,982,868	1,981,856	1,963,535
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	6/27/2025	2,815,198	2,810,264	2,808,751
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	3/30/2027	9,000,000	8,879,410	9,039,420
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.70%	2/1/2027	5,241,509	5,223,448	5,184,167
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,324,600	1,259,951
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	7/3/2024	498,718	498,194	493,626
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	3/10/2026	1,000,000	990,447	1,000,000
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	8/1/2025	4,387,491	4,364,611	4,343,616
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	1/29/2027	1,985,000	1,981,071	1,956,972
Fusion Telecommunications International Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	6M USD LIBOR+	1.00%	2.00%	3.00%	7/14/2025	827,334	811,091	442,624
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/28/2028	1,500,000	1,492,558	1,494,375
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,467,432	2,448,531	2,463,311
General Nutrition Centers, Inc.	Retail	Second Lien Term Loan	Loan	3M USD LIBOR+	6.00%	0.00%	6.20%	10/7/2026	362,697	362,697	327,033
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.20%	12/30/2026	1,485,000	1,479,107	1,478,080
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,953,674	3,679,283	3,339,946
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	8/27/2025	3,959,389	3,232,212	3,820,811
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.20%	8/1/2025	3,937,500	3,915,210	3,907,969
Gigamon Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/27/2024	2,923,000	2,906,780	2,915,693

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	8/13/2025	4,387,500	4,386,754	4,213,843
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	11/29/2025	4,938,649	4,716,522	4,517,481
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	8/10/2027	1,994,975	1,994,975	1,985,319
Go Wireless Holdings, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	2,980,195	2,950,622	2,970,271
Goodyear Tire & Rubber Company, The	Chemicals, Plastics, & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	-	2.12%	3/3/2025	3,000,000	2,937,621	2,949,990
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/7/2027	979,661	973,157	978,995
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	4/12/2024	3,210,385	3,187,540	3,202,359
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	2/24/2028	3,899,991	3,894,681	3,886,575
Guidehouse LLP (fka PricewaterhouseCoopers)	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	5/1/2025	4,924,683	4,905,261	4,922,910
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (10/20)	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	10/20/2027	2,985,000	2,960,963	2,989,358
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/3/2023	1,585,355	1,581,292	1,402,596
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	238,657	238,480	230,354
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1	Loan	6M USD LIBOR+	2.75%	0.50%	3.25%	2/23/2028	4,156,118	4,145,728	4,148,346
Hillman Group Inc. (The) (New)(a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.25%	2/24/2028	-	(2,110)	(1,578)
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	8/18/2025	3,900,000	3,888,684	3,875,625
Holley Purchaser, Inc	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	5.19%	10/24/2025	2,443,750	2,427,780	2,435,612
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	1,688,104	1,682,245	1,686,230
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	3/17/2028	6,000,000	5,941,399	5,958,000
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	4,896,805	4,884,403	4,871,293
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2026	1,000,000	995,462	995,420
INFINITE BIDCO LLC	Wholesale	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	3/2/2028	1,500,000	1,496,283	1,492,500
Ingram Micro Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	1,500,000	1,485,000	1,500,630
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,412,722	3,356,456	3,399,924
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	2/4/2027	495,000	492,965	492,936
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	4/7/2028	2,500,000	2,475,429	2,481,250
Intermediate Dutch Holdings	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	3/6/2028	1,250,000	1,249,974	1,253,438
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,573,824	2,540,638	2,060,681
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	3/14/2025	2,957,262	2,935,237	2,879,634
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,773,779	1,772,060	1,259,383
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	1/31/2028	3,990,000	3,983,483	3,960,793
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	3.13%	6/3/2026	3,785,681	3,771,444	3,765,579

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/1/2028	1,000,000	995,057	1,002,500
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,356,412	4,321,901	4,149,483
KAR Auction Services, Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	9/19/2026	246,250	245,803	240,709
Kindred Healthcare, Inc.	Healthcare & Pharmaceuticals	Term Loan (6/18)	Loan	1M USD LIBOR+	4.50%	0.00%	4.63%	7/2/2025	1,979,747	1,964,017	1,974,797
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	2/12/2026	1,500,000	1,492,500	1,495,620
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	3/13/2028	500,000	497,544	498,540
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	9/1/2027	498,750	487,470	501,244
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Priority Exit PIK Term Loan (9/20)	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	310,482	296,563	310,560
Lakeland Tours, LLC	Hotel, Gaming & Leisure	2nd Out Take Back PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	593,161	490,262	556,089
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	787,437	472,454	653,572
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	814,236	168,153	419,331
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	1.09%	6/30/2025	327,151	327,151	142,965
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	478,750	477,864	444,979
LIAISON ACQUISITION, LLC	High Tech Industries	Term Loan (3/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/4/2028	997,500	995,060	997,500
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,694,077	2,668,083	2,673,871
Liftoff Mobile, Inc.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	3.50%	0.75%	4.25%	3/16/2028	997,500	992,653	995,006
Lightstone Generation LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,304	1,051,020
Lightstone Generation LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,526	59,279
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/21/2025	393,005	392,519	368,442
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/21/2025	98,251	98,130	92,110
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	5.50%	3/17/2028	1,000,000	995,165	995,000
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	4.85%	8/31/2027	3,990,000	3,920,399	3,989,362
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	11/11/2026	1,229,647	1,227,310	1,220,806
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,459,296	2,451,618	2,477,741
MAGNITE, INC.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	4/1/2028	2,000,000	1,940,468	1,985,000
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	8/29/2025	1,317,074	1,317,074	1,295,671
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	1.91%	2/15/2027	250,000	249,518	247,500
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.59%	2/28/2025	3,418,429	3,390,515	3,378,912
McAfee, LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	9/30/2024	1,922,926	1,916,721	1,923,407
Meredith Corporation	Media: Advertising, Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	1/31/2025	578,738	578,006	576,278
Mermaid Bidco Inc.	High Tech Industries	Term Loan 12/20	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	12/22/2027	498,750	496,516	497,503

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.70%	3/1/2026	3,844,694	3,824,827	3,812,014
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/8/2028	1,500,000	1,485,239	1,502,970
Mitchell International, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/20)	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	11/29/2024	995,000	945,375	997,667
MKS Instruments, Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	2/2/2026	875,615	869,473	872,113
MLN US Holdco LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	12/1/2025	977,500	976,320	864,648
MMM Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.75%	1.00%	6.75%	12/24/2026	6,635,552	6,525,213	6,639,732
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	9/20/2024	351,484	351,032	348,556
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	3.95%	9/30/2024	2,842,097	2,805,201	2,766,299
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.63%	11/14/2025	1,483,661	1,455,310	1,457,697
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	2,783,615	2,770,882	2,785,369
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	87,464	87,043	87,519
National Mentor Holdings, Inc.(a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	-	-	81
Neenah, Inc.	Forest Products & Paper	Term Loan B (03/21)	Loan	2M USD LIBOR+	3.00%	0.50%	3.50%	4/6/2028	2,000,000	1,990,101	2,000,000
NeuStar, Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	8/8/2024	2,641,566	2,613,561	2,553,734
NeuStar, Inc.	Telecommunications	Term Loan B-5	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	8/8/2024	885,162	874,100	854,624
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	9/18/2026	1,113,795	1,101,650	1,109,930
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M PL WIBOR+	6.00%	1.00%	7.00%	8/9/2024	1,762,840	1,752,237	1,621,813
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	2,412,500	2,406,434	2,374,503
NorthPole Newco S.a.r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.20%	3/3/2025	5,239,726	4,845,245	4,506,164
Novetta Solutions, LLC	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	10/16/2022	1,894,870	1,890,672	1,886,589
Novetta Solutions, LLC	Aerospace & Defense	Second Lien Term Loan	Loan	1M USD LIBOR+	8.50%	1.00%	9.50%	10/16/2023	823,529	820,462	821,471
Novolex Holdings, Inc (Flex Acquisition)	Containers, Packaging & Glass	Term Loan (02/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/2/2028	1,000,000	995,145	994,110
NPC International, Inc.(b)	Beverage, Food & Tobacco	Term Loan	Loan	Prime+	4.50%	1.00%	7.75%	4/19/2024	69,157	69,104	2,075
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	9/29/2025	250,000	249,767	250,000
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	4/7/2028	2,500,000	2,487,500	2,496,425
Pacific Gas and Electric Company	Utilities: Electric	Term Loan	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,491,237	1,484,160	1,478,189
PAE Holding Corp	Aerospace & Defense	Term Loan B (10/20)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	10/14/2027	1,995,000	1,967,492	1,995,000
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/7/2028	500,000	496,497	500,000
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	3/30/2027	495,196	485,099	492,720
PaySafe Group PLC	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/3/2025	1,052,873	1,049,412	1,053,010
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	5/29/2026	855,192	851,939	850,814
Penn National Gaming	Hotel, Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,777,903	1,720,767	1,774,134

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	5,000,000	4,975,338	5,004,850
PGX Holdings, Inc.	Services: Consumer	Term Loan	Loan	12M USD LIBOR+	5.25%	1.00%	6.25%	9/29/2023	3,075,640	3,057,381	2,919,305
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.10%	3/17/2028	3,000,000	2,981,661	3,001,255
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,512,371	3,521,028
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.60%	10/14/2024	2,789,599	2,773,113	2,784,132
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	3/13/2028	4,500,000	4,490,104	4,480,560
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/29/2027	500,000	497,710	499,065
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,500,000	5,427,787	5,493,125
PPD, Inc.	Healthcare & Pharmaceuticals	Term Loan (12/20)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	1/13/2028	500,000	497,667	498,930
Pre-Paid Legal Services, Inc.	Services: Consumer	Incremental Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	5/1/2025	995,000	982,061	994,383
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.60%	1/22/2027	496,250	495,369	493,977
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	12M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,583,174	3,571,738	3,580,952
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	4/27/2027	4,525,424	4,435,373	4,440,570
PRIORITY HOLDINGS, LLC(a)	Services: Consumer	Delayed Draw Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	4/21/2027	-	-	(27,648)
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	500,000	497,590	496,640
Project Leopard Holdings Inc	High Tech Industries	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/5/2024	498,750	497,503	499,284
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	485,100	483,799	477,217
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	2/12/2027	488,788	486,755	475,957
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	3.50%	2/15/2028	500,000	497,684	497,550
Radiology Partners Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.35%	7/4/2025	1,432,727	1,427,844	1,431,452
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	4/24/2028	1,000,000	997,719	998,500
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	5/30/2025	2,982,444	2,954,678	2,951,009
Rent-A-Center, Inc.	Retail	Term Loan B (01/21)	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	2/17/2028	500,000	497,671	502,710
REP WWEX (Worldwide Express) Aquisition Parent, LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	2/2/2024	1,922,830	1,921,852	1,913,812
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	3,877,311	3,791,756	3,835,630
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,500,000	1,496,263	1,498,125
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	4/30/2024	2,644,078	2,644,078	2,647,383
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	8/21/2024	862,069	862,069	860,681
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	1/29/2027	1,303,182	1,301,941	1,296,666
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	2/5/2026	3,491,250	3,472,633	3,460,073
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	970,000	968,628	931,811
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	11/28/2025	2,927,595	2,918,755	2,869,951

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
RP Crown Parent, LLC	High Tech Industries	Term Loan B (07/20)	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/31/2026	1,985,000	1,976,585	1,980,038
Russell Investments US Inst'l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	6/2/2025	5,637,965	5,593,655	5,590,381
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	2/8/2028	2,000,000	1,981,119	2,002,500
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	9/1/2027	497,500	490,812	497,192
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	5.50%	3/10/2028	2,000,000	1,941,161	1,960,000
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.35%	7/5/2024	768,409	766,408	767,449
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/25/2025	992,500	968,147	997,463
Savage Enterprises, LLC	Energy: Oil & Gas	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.10%	8/1/2025	1,769,504	1,755,546	1,769,186
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/9/2028	3,000,000	2,982,752	2,962,500
Shutterfly Inc	Media: Advertising, Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	9/25/2026	800,968	768,718	803,539
Sirius Computer Solutions, Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	7/1/2026	1,965,125	1,961,756	1,957,756
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/18/2028	1,000,000	997,527	998,125
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	1/23/2025	493,750	493,750	477,397
Sotheby's	Services: Business	Term Loan (1/21)	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	1/15/2027	3,281,059	3,225,334	3,300,188
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	3M USD LIBOR+	3.50%	0.75%	4.25%	4/29/2028	2,000,000	1,990,000	2,001,260
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/24/2028	2,000,000	1,980,475	1,980,000
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/3/2028	500,000	498,801	496,875
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	3/4/2028	3,000,000	2,982,790	2,994,390
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	5/12/2028	4,000,000	3,993,419	4,003,320
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/16/2025	227,838	227,511	225,248
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/16/2025	171,974	171,731	170,019
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/16/2025	487,250	486,503	482,455
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.18%	4/16/2026	4,420,291	4,281,071	4,311,021
Stats LLC	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	5.25%	0.00%	5.41%	7/10/2026	1,975,000	1,937,408	1,966,369
Storable, Inc	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/17/2028	500,000	498,796	497,500
Syncsort Incorporated	High Tech Industries	Term Loan (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/23/2028	2,000,000	1,990,148	1,990,620
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	7/15/2025	4,462,500	4,375,178	4,458,038
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	10/1/2025	1,466,250	1,456,872	1,442,057
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,935,000	1,933,403	1,854,369
The Octave Music Group, Inc (Touchtunes)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	5/29/2025	3,862,069	3,830,224	3,717,241
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	3.13%	2/1/2026	2,935,080	2,877,153	2,937,276
Tivity Health, Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	3/7/2024	558,772	555,397	557,549

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Tivity Health, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	5.34%	3/6/2026	1,008,704	990,066	1,006,435
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	498,750	492,116	498,750
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	8/22/2024	4,054,964	4,058,185	4,004,277
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	1/25/2024	2,431,250	2,429,510	2,313,748
TRC Companies, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,315,141	3,308,144	3,290,277
TRC Companies, Inc.	Services: Business	Term Loan (1/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	6/21/2024	2,479,433	2,469,041	2,467,035
Trident LS Merger Sub Corporation	Services: Consumer	Term Loan (03/18)	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	5/1/2025	2,000,000	2,004,661	1,981,880
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	1,500,000	1,492,701	1,498,125
Tronox Pigments (Netherlands) B.V.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.68%	3/10/2028	495,769	494,555	492,051
Truck Hero, Inc.	Transportation: Cargo	Term Loan (1/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	1/29/2028	1,500,000	1,500,000	1,500,000
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	971,545	964,300	973,061
Twin River Worldwide Holdings, Inc.	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	2.95%	5/10/2026	982,500	978,885	973,412
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	2/25/2027	3,979,194	3,935,742	3,976,727
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	8/27/2025	993,750	988,949	994,992
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	467,847	484,891
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	10/22/2025	1,929,662	1,842,097	1,931,418
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	944,590	937,482	758,034
Univar Inc.	Chemicals, Plastics, & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	7/1/2024	1,627,723	1,623,611	1,625,949
Univar Inc.	Chemicals, Plastics, & Rubber	Univar 5/21 T/L B6	Loan	3M USD LIBOR+	2.00%	0.00%	2.00%	5/26/2028	2,000,000	1,990,000	1,996,260
Univision Communications Inc.	Media: Broadcasting & Subscription	2020 Replacement Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/13/2026	2,483,907	2,476,102	2,489,769
US Concrete Inc	Construction & Building	Term Loan (5/21)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	6/30/2028	2,000,000	1,995,000	2,000,000
US Ecology, Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	11/2/2026	493,750	492,881	494,061
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	1/20/2028	99,750	99,524	99,646
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.15%	8/20/2025	1,393,034	1,386,950	1,372,724
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.10%	3/1/2026	3,100,888	3,091,860	3,098,966
Virence Intermediate Holdings LLC (Athenahealth / VVC Holding)	Healthcare & Pharmaceuticals	Term Loan B (01/21)	Loan	1M USD LIBOR+	4.25%	0.00%	4.35%	2/11/2026	2,965,000	2,937,251	2,973,154
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.75%	3.00%	6/3/2024	2,278,506	2,278,252	2,275,658
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.85%	12/31/2025	914,798	914,187	909,464
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	5/6/2026	490,000	489,184	487,246
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.25%	0.00%	3.45%	3/19/2028	2,357,005	2,353,437	2,347,176
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	480,000	480,000	429,600
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	2.22%	1/20/2028	1,250,000	1,249,724	1,241,925

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value	Issuer Name
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	3/15/2025	493,639	491,781	488,293
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	3/2/2028	2,500,000	2,487,754	2,504,175
WeddingWire, Inc.	Services: Consumer	Term Loan	Loan	2M USD LIBOR+	4.50%	0.00%	4.65%	12/19/2025	4,907,449	4,899,471	4,895,180
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,221,591	1,167,084	1,187,802
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,923,593	2,870,970	2,828,986
Western Dental Services, Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	6/30/2023	422,920	423,244	421,863
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/29/2023	583,135	576,100	582,511
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	3/31/2028	2,000,000	1,990,153	1,990,500
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	3/27/2028	2,000,000	1,960,819	1,987,080
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.20%	8/5/2024	2,917,712	2,901,034	2,859,358
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B (1/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	8/13/2026	5,451,338	5,425,517	5,464,094
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	6/1/2025	2,811,915	2,673,536	2,811,915
ZEBRA BUYER LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/22/2028	1,000,000	995,000	1,003,330
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.10%	1/25/2027	970,775	970,775	961,067
										$677,145,260	$673,434,715

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	10,710,367	$10,710,367	$10,710,367
Total cash and cash equivalents	10,710,367	$10,710,367	$10,710,367

(a)	All or a portion of this investment has an unfunded commitment as of May 31, 2021
(b)	As of May 31, 2021, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of May 31, 2021.

LIBOR—London Interbank Offered Rate

1W USD LIBOR—The 1 week USD LIBOR rate as of May 31, 2021 was 0.06%.

1M USD LIBOR—The 1 month USD LIBOR rate as of May 31, 2021 was 0.09%.

2M USD LIBOR—The 2 month USD LIBOR rate as of May 31, 2021 was 0.12%.

3M USD LIBOR—The 3 month USD LIBOR rate as of May 31, 2021 was 0.13%.

6M USD LIBOR—The 6 month USD LIBOR rate as of May 31, 2021 was 0.17%.

12M USD LIBOR - The 12 month USD LIBOR rate as of May 31, 2021 was 0.25%

3M PL WIBOR - The 3 month PL WIBOR rate as of May 31, 2021 was 0.21%

Prime—The Prime Rate as of May 31, 2021 was 3.25%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2021

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Covia Holdings C/S (Unimin)	Metals & Mining	Common Stock	Equity	-	-	-	-	-	49,312	385,327	$362,443
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-	-	-	-	-	32,832	-	328
J Jill Common Stock	Retail	Common Stock	Equity	-	-	-	-	-	5,085	-	24,966
McDermott International (Americas), Inc.	Energy: Oil & Gas	Lealand Finance (McDermott International) C/S - Cl	Equity	-	-	-	-	-	141,797	141,797	113,438
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	2,060,408	$2,046,779	1,952,875
Adtalem Global Education Inc.	Services: Business	Adtalem Global Education T/L B (02/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/12/2028	2,000,000	1,980,000	1,980,000
Advisor Group, Inc.	Banking, Finance, Insurance & Real Estate	Advisor Group Holdings T/L B1	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	7/31/2026	995,000	994,026	996,383
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,867,445	3,842,999	3,527,419
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	500,000	495,337	497,500
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	491,250	491,250	487,566
Ahead Data Blue, LLC	Services: Business	Term Loan (10/20)	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	9/18/2027	3,000,000	2,885,073	3,017,250
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	AI Convoy (Luxembourg) USD T/L B	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,488,750	1,482,360	1,486,353
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.21%	8/15/2025	5,246,875	5,082,782	5,089,469
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	8/16/2027	498,750	495,356	498,750
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.61%	10/10/2025	1,900,000	1,879,839	1,850,923
Alion Science and Technology Corporation	Aerospace & Defense	Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	7/23/2024	3,990,000	3,974,081	3,998,299
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	AlixPartners T/L B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/27/2028	250,000	249,375	249,888
Allen Media, LLC	Media: Diversified & Production	Allen Media T/L B (1/20)	Loan	3M USD LIBOR+	5.50%	0.00%	5.75%	2/10/2027	2,977,027	2,964,383	2,971,460
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,218,530	1,040,940
Altium Packaging LLC	Containers, Packaging & Glass	Altium Packaging (Consolidated Container) T/L (01/	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2028	500,000	497,500	499,000
Altra Industrial Motion Corp.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	10/1/2025	1,522,387	1,519,700	1,520,012
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	4,230,503	4,228,066	4,239,302
American Trailer World Corp	Automotive	American Trailer World T/L	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/17/2028	2,000,000	1,990,000	1,990,000
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	AmeriLife T/L	Loan	1M USD LIBOR+	4.00%	0.00%	4.12%	3/18/2027	1,492,642	1,484,080	1,490,149
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	AmWINS Group (2/21) T/L	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	2,000,000	1,995,000	1,999,160

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	4.00%	8/11/2025	977,500	974,191	669,891
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	480,088	478,981	407,076
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	7/10/2026	997,468	987,853	999,962
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	10/1/2026	990,000	985,758	990,000
APLP Holdings Limited Partnership	Energy: Electricity	APLP Holdings T/L B (01/20)	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	4/14/2025	1,618,421	1,618,421	1,617,207
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	5/15/2026	3,000,000	2,960,051	2,925,000
AppLovin Corporation	High Tech Industries	Applovin T/L B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	8/15/2025	1,000,000	1,000,000	998,100
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	1/15/2027	2,481,250	2,401,701	2,454,105
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,337,028	3,140,124
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	10/1/2025	1,960,000	1,956,623	1,954,492
ARISTOCRAT LEISURE LIMITED	Hotel, Gaming & Leisure	Term Loan (5/20)	Loan	2M USD LIBOR+	3.75%	1.00%	4.75%	10/19/2024	995,000	978,205	1,000,184
ASG Technologies Group, Inc	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	7/31/2024	461,401	460,194	454,480
ASP MSG Acquisition Co., Inc	Beverage, Food & Tobacco	Term Loan (2/17)	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	8/16/2023	3,830,991	3,793,847	3,835,779
Aspen Dental Management, Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	4/30/2025	1,950,276	1,944,024	1,926,872
Asplundh Tree Expert, LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	9/4/2027	997,500	992,854	998,128
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	11/3/2023	328,929	327,483	328,244
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	12/18/2026	1,525,365	1,515,790	1,520,362
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan B (4/18)	Loan	3M USD LIBOR+	2.25%	1.00%	3.25%	9/29/2023	650,351	642,686	650,351
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	12/15/2027	1,755,766	1,745,975	1,760,437
Avaya, Inc.	Telecommunications	Avaya T/L B-2	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	12/15/2027	1,000,000	1,000,000	1,001,250
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.19%	1/31/2026	3,441,108	3,392,968	3,441,108
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	869,301	996,390
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5	Loan	1M USD LIBOR+	2.50%	0.75%	3.25%	12/20/2027	500,000	495,171	500,625
Azalea TopCo, Inc.	Services: Business	Incremental Term Loan	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	7/24/2026	500,000	495,287	501,250
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	10/10/2026	706,458	700,750	706,960
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	11/19/2026	1,485,000	1,447,423	1,469,912
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/14/2027	997,500	983,184	1,002,488
BALL METALPACK, LLC (PE Spray)	Containers, Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.50%	0.00%	4.69%	7/25/2025	3,904,887	3,891,579	3,887,823
Bass Pro Group, LLC	Retail	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	2/26/2028	1,000,000	995,000	1,000,780
Berry Plastics Holding Corporation	Chemicals, Plastics, & Rubber	Term Loan Y	Loan	1M USD LIBOR+	2.00%	0.00%	2.12%	7/1/2026	4,937,374	4,932,962	4,932,980
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	4/23/2026	1,000,000	992,500	985,000

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Blackstone Mortgage T/L B-2	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/23/2026	1,494,994	1,484,017	1,498,731
Blount International, Inc.	Forest Products & Paper	Term Loan B (09/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	4/12/2023	3,418,806	3,416,907	3,422,225
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,451,227	2,443,549	2,454,291
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.12%	5/24/2027	1,485,050	1,473,875	1,475,620
Boxer Parent Company, Inc.	High Tech Industries	Boxer Parent Company T/L (BMC Software) (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.90%	10/2/2025	528,897	528,897	528,829
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.49%	9/5/2025	977,500	974,177	975,868
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Phoenix Guarantor (Brightspring) T/L (02/21)	Loan	6M USD LIBOR+	3.50%	0.00%	3.76%	3/5/2026	1,000,000	1,000,000	1,000,710
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	1/22/2027	2,009,429	2,007,872	1,996,207
Brookfield WEC Holdings Inc.	Energy: Electricity	Brookfield WEC T/L (Westinghouse) (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,492,462	1,495,340	1,488,492
Buckeye Partners, L.P.	Utilities: Oil & Gas	Buckeye Partners T/L (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.37%	11/1/2026	1,989,987	1,975,617	1,987,182
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	6.25%	0.00%	6.37%	11/18/2024	2,230,357	2,160,253	2,255,449
Cable & Wireless Communications Limited	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	1/31/2028	2,000,000	2,000,000	1,988,220
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	1/4/2026	690,000	679,310	692,298
Cardtronics Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	6/29/2027	1,494,994	1,489,184	1,495,936
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	3,393,388	3,230,834	3,230,505
CareStream Health, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,306,786	2,302,501	2,298,136
Casa Systems, Inc	Telecommunications	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,440,000	1,433,828	1,435,205
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	4.00%	1/27/2027	496,875	494,809	493,059
Catalent Pharma Solutions, Inc.	Healthcare & Pharmaceuticals	Term Loan B3 (2/21)	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	5/18/2026	500,000	500,000	500,780
CBI BUYER, INC.	Consumer goods: Durable	New Trojan Parent (Careismatic/CBI Buyer) 1st Lien	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	1,000,000	997,597	1,000,630
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	12/17/2027	250,000	247,558	251,720
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.61%	9/25/2025	2,450,000	2,432,841	2,417,856
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	4.25%	1.00%	5.25%	6/7/2023	1,432,459	1,424,074	1,410,370
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	3/15/2027	2,970,000	2,967,083	2,957,170
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.87%	4/3/2025	989,822	940,018	979,617
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Citadel Securities T/L B (01/21)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	2/27/2028	5,000,000	4,993,750	4,970,300
Clarios Global LP	Automotive	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	4/30/2026	1,454,464	1,442,855	1,455,381

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	8/9/2026	997,475	972,272	999,968
CNT Holdings I Corp	Retail	Term Loan	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	11/8/2027	500,000	497,627	501,955
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	5.69%	2/7/2025	950,000	942,246	874,000
Compass Power Generation, LLC	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,802,012	1,798,648	1,796,390
Concordia Healthcare Corp.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	1.00%	6.50%	9/6/2024	1,159,370	1,118,148	1,156,472
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,977,500	2,831,053	2,987,058
Consolidated Communications, Inc.	Telecommunications	Term Loan B (10/20)	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	10/2/2027	997,500	983,260	1,002,328
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/19)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	3,454,545	3,404,660	3,340,822
CPI Card Group	Banking, Finance, Insurance & Real Estate	Term Loan B (1st Lien)	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	8/17/2022	1,436,782	1,431,179	1,422,414
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	1/15/2026	490,000	489,175	486,849
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	7/15/2025	1,954,315	1,936,120	1,941,925
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	4/15/2027	495,000	495,000	492,911
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	2,000,000	1,942,014	2,002,500
Daseke Inc	Transportation: Cargo	Replacement Term Loan	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	2/27/2024	1,935,738	1,928,854	1,939,978
DCert Buyer, Inc.	High Tech Industries	DCert Buyer T/L (Digicert)	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	10/16/2026	1,500,000	1,500,000	1,500,540
Dealer Tire, LLC	Automotive	Dealer Tire T/L B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	12/12/2025	2,970,000	2,963,784	2,966,288
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	3/31/2025	6,380,682	6,326,939	6,247,773
Dell International LLC	High Tech Industries	Term Loan B-2	Loan	1M USD LIBOR+	1.75%	0.75%	2.00%	9/19/2025	2,530,374	2,528,058	2,537,763
Delta 2 (Lux) S.a.r.l.	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	818,289	817,549	813,175
Delta Air Lines, Inc.	Transportation: Consumer	Term Loan B (4/20)	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	4/29/2023	2,243,737	2,240,713	2,257,761
DHX Media Ltd.	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	4.25%	1.00%	5.25%	12/29/2023	279,282	278,315	278,584
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.37%	8/24/2026	3,443,844	2,912,847	2,582,883
Digital Room LLC	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.00%	0.00%	5.27%	5/21/2026	2,955,000	2,925,480	2,910,675
Dole Food Company Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	4/6/2024	456,250	455,172	456,410
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	DRW Holdings T/L (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.87%	2/24/2028	552,519	549,756	551,138
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	11/29/2026	5,947,481	5,897,811	5,932,612
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	8/21/2025	3,915,462	3,901,786	3,886,801
EagleTree - Carbride Acquisition (Corsair Components)	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	8/28/2024	2,868,047	2,867,816	2,868,047
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	7/21/2025	1,225,000	1,220,875	1,214,502
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	6/26/2025	1,950,000	1,947,116	1,903,083
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.61%	12/14/2025	2,558,602	2,457,436	2,564,999

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Encapsys, LLC (Cypress Performance Group)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	11/7/2024	492,284	488,655	492,284
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan B (4/17)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/29/2024	3,896,646	3,879,939	3,869,057
Endure Digital, Inc.	High Tech Industries	Endurance International T/L B	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	1/27/2028	2,500,000	2,487,500	2,481,250
Ensemble RCM LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.96%	7/24/2026	3,000,000	2,992,500	3,004,230
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	10/10/2025	4,900,000	4,891,890	4,204,200
EVERI Payments Inc.	Hotel, Gaming & Leisure	Everi Payments T/L B	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	5/9/2024	3,000,000	3,000,000	2,988,120
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	EyeCare Partners T/L B	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	2/18/2027	1,987,838	1,986,442	1,956,032
Finco I LLC	Banking, Finance, Insurance & Real Estate	FinCo T/L B (9/20) (Fortress Investment)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	6/27/2025	1,822,272	1,815,715	1,821,142
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.75%	2/1/2027	5,395,500	5,375,893	5,378,990
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,324,204	1,196,813
Flex Acquisition Company (Hilex Poly/Novolex) T/L (02/21)	Containers, Packaging & Glass	Term Loan	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	3/2/2028	1,000,000	995,000	997,810
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Focus Financial T/L (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	7/3/2024	500,000	499,435	497,815
Franchise Group, Inc.	Services: Consumer	Franchise Group First Out T/L	Loan	6M USD LIBOR+	4.75%	0.75%	5.50%	10/25/2026	1,000,000	990,000	1,000,000
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	8/1/2025	4,398,742	4,374,564	4,382,247
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	1/29/2027	1,990,000	1,985,937	1,971,453
Fusion Telecommunications International Inc.	Telecommunications	Take Back 2nd Out Term Loan	Loan	6M USD LIBOR+	1.00%	2.00%	3.00%	7/14/2025	813,105	795,920	412,651
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,000,000	1,980,103	1,995,000
General Nutrition Centers, Inc. (b)	Retail	Term Loan B2	Loan	Prime+	7.75%	0.75%	11.00%	3/4/2021	389,896	389,896	292,422
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.25%	12/30/2026	1,488,750	1,482,600	1,489,986
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,963,971	3,665,551	3,609,710
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	8/27/2025	3,969,542	3,201,121	3,862,603
GI Chill Acquisition LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.25%	8/1/2025	2,443,750	2,435,372	2,448,344
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	12/27/2024	2,930,400	2,913,040	2,930,400
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	8/13/2025	4,398,750	4,397,949	4,215,454
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	11/29/2025	5,000,167	4,764,345	4,675,956
Go Wireless Holdings, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	3,024,675	2,992,914	3,017,114
Goodyear Tire & Rubber Company, The	Chemicals, Plastics, & Rubber	Second Lien Term Loan	Loan	1M USD LIBOR+	2.00%	0.00%	2.12%	3/3/2025	3,000,000	2,933,783	2,953,740
Graham Packaging T/L (2/21)	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	8/4/2027	979,661	972,912	980,660
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	4/12/2024	3,419,615	3,393,171	3,398,243

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/31/2025	2,399,991	2,398,303	2,395,791
Guidehouse LLP (fka PricewaterhouseCoopers)	Aerospace & Defense	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	5/1/2025	4,924,683	4,903,634	4,951,572
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (10/20)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	10/20/2027	2,992,500	2,967,649	3,004,979
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/3/2023	1,612,899	1,607,974	1,536,738
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	244,627	244,418	243,418
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Hillman Group T/L B-1 (2/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.25%	2/23/2028	3,523,207	3,514,399	3,523,207
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Hillman Group T/L B-2 (2/21)	Loan	6M USD LIBOR+	2.75%	0.50%	2.99%	2/23/2028	632,911	631,329	632,911
Hillman Group Inc. (The) (New)(a)	Consumer goods: Durable	Unfunded Commitment	Loan	3M USD LIBOR+	2.75%	0.50%	0.00%	2/23/2028	-	(2,110)	-
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	8/18/2025	3,910,000	3,897,913	3,912,111
Holley Purchaser, Inc	Automotive	Term Loan B	Loan	3M USD LIBOR+	5.00%	0.00%	5.21%	10/24/2025	2,450,000	2,432,788	2,423,981
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	1,692,335	1,686,025	1,695,212
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (01/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	2/18/2027	5,940,000	5,920,701	5,925,150
Idera, Inc.	High Tech Industries	Idera T/L (1/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	6/28/2028	1,000,000	997,500	1,000,000
Idera, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	6/27/2024	3,896,805	3,886,520	3,896,805
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	INEOS US Petrochem T/L (INEOS Quattro)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/20/2026	1,000,000	995,073	1,003,750
INFINITE BIDCO LLC	Wholesale	Infinite Bidco T/L	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/22/2028	1,500,000	1,496,250	1,500,000
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,421,586	3,360,370	3,400,920
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	2/4/2027	496,250	494,123	498,424
Intermediate Dutch Holdings	Services: Business	Nielsen Consumer T/L B	Loan	1M USD LIBOR+	4.00%	0.00%	4.13%	2/3/2028	250,000	248,750	250,313
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,622,582	2,586,650	1,652,227
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.62%	3/14/2025	957,262	954,285	944,100
J Jill Group, Inc	Retail	Priming Term Loan	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,779,081	1,776,970	1,138,612
Jane Street Group	Banking, Finance, Insurance & Real Estate	Jane Street Group T/L (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	1/31/2028	2,500,000	2,496,997	2,491,975
Jefferies Finance LLC / JFIN Co-Issuer Corp	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.00%	3.13%	6/3/2026	3,796,822	3,781,950	3,789,380
Journey Personal Care Corp.	Consumer goods: Non-durable	Journey Personal Care T/L B (Domtar)	Loan	6M USD LIBOR+	4.25%	0.75%	5.00%	2/19/2028	1,000,000	995,000	1,002,500
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,423,877	4,386,340	4,154,021
KAR Auction Services, Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	9/19/2026	246,875	246,391	243,172
Kindred Healthcare, Inc.	Healthcare & Pharmaceuticals	Term Loan (6/18)	Loan	1M USD LIBOR+	4.50%	0.00%	4.63%	7/2/2025	1,979,747	1,962,749	1,982,222
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Klockner Pentaplast T/L (Kleopatra)	Loan	1M USD LIBOR+	4.75%	0.50%	5.25%	2/4/2026	1,500,000	1,492,500	1,500,945
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	2/26/2028	500,000	497,500	499,375

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	8/4/2027	500,000	488,256	501,250
Lakeland Tours, LLC	Hotel, Gaming & Leisure	2nd Out Take Back PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	585,723	478,159	524,222
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	777,562	451,283	515,780
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	8.00%	0.00%	13.25%	9/27/2027	763,381	128,938	277,359
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Priority Exit PIK Term Loan (9/20)	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	306,588	292,181	306,076
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	1.11%	6/30/2025	324,682	324,682	209,258
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	480,000	478,959	439,296
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,905,639	2,876,036	2,878,413
Liftoff Mobile, Inc.	Media: Advertising, Printing & Publishing	Liftoff Mobile T/L	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	2/17/2028	1,000,000	995,000	997,500
Lightstone Generation LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,129	1,133,241
Lightstone Generation LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,517	63,917
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	Cayman Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/21/2025	98,191	98,037	90,827
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	US 2018 Term Loan	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	3/21/2025	392,764	392,147	363,307
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	3.25%	1.00%	4.25%	7/11/2024	1,960,766	1,957,232	1,952,237
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	4.87%	8/31/2027	4,000,000	3,927,780	3,996,680
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.87%	11/11/2026	1,232,760	1,230,271	1,224,032
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	5/29/2025	2,474,961	2,466,727	2,502,804
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	8/29/2025	1,317,074	1,317,074	1,296,080
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	1.95%	2/15/2027	250,000	249,476	247,735
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	2/28/2025	3,427,214	3,397,660	3,380,090
McAfee, LLC	Services: Business	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	9/30/2024	1,928,400	1,921,750	1,932,121
McGraw-Hill Global Education Holdings, LLC	Media: Advertising, Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	11/1/2024	2,544,391	2,364,344	2,538,666
Meredith Corporation	Media: Advertising, Printing & Publishing	Term Loan B2	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	1/31/2025	578,738	577,965	575,555
Mermaid Bidco Inc.	High Tech Industries	Term Loan 12/20	Loan	2M USD LIBOR+	4.25%	0.75%	5.00%	12/1/2027	500,000	497,584	501,565
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.75%	3/1/2026	3,944,962	3,923,644	3,942,003
Michaels Stores, Inc.	Retail	Term Loan B (9/20)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/1/2027	2,571,414	2,565,167	2,567,557
Midwest Physician Administrative Services LLC (Dupage Medical Group)	Healthcare & Pharmaceuticals	Term Loan (2/18)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	8/15/2024	961,003	958,186	960,522
Mitchell International, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/20)	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	11/29/2024	997,500	944,391	1,000,991

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MKS Instruments, Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	2/2/2026	877,977	871,414	878,530
MLN US Holdco LLC	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.61%	12/1/2025	980,000	978,728	913,605
MMM Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	12/24/2026	6,724,026	6,605,313	6,730,347
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	9/20/2024	484,961	484,234	477,687
Murphy USA Inc.	Retail	Murphy Oil USA T/L (Quick Chek)	Loan	1M USD LIBOR+	1.75%	0.50%	2.25%	1/21/2028	250,000	249,384	250,938
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	4.00%	9/30/2024	2,842,097	2,802,381	2,740,265
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.63%	11/14/2025	1,487,455	1,457,602	1,483,737
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	National Mentor /Civitas (2/21) T/L C	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	2/17/2028	87,464	87,026	87,289
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.37%	3/9/2026	1,880,666	1,866,176	1,878,014
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C	Loan	3M USD LIBOR+	4.25%	0.00%	4.51%	3/9/2026	86,065	85,428	85,943
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	National Mentor/ Civitas (2/21) T/L	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	2/17/2028	2,623,907	2,610,787	2,618,659
National Mentor/ Civitas (2/21) DDTL (a)	Healthcare & Pharmaceuticals	National Mentor (Civitas) T/L B (2/19)	Loan	1M USD LIBOR+	4.25%	0.00%	4.37%	3/9/2026	-	-	(577)
NeuStar, Inc.	Telecommunications	Term Loan B4 (03/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	8/8/2024	2,641,566	2,611,256	2,542,032
NeuStar, Inc.	Telecommunications	Term Loan B-5	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	8/8/2024	885,162	873,202	859,050
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Nexstar Broadcasting T/L B4 (6/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.87%	9/18/2026	1,113,795	1,101,160	1,114,842
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M PL WIBOR+	6.00%	1.00%	7.00%	8/9/2024	1,866,250	1,853,906	1,716,950
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	2,418,750	2,411,955	2,392,845
NorthPole Newco S.a.r.l	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.25%	3/3/2025	5,312,500	4,890,323	4,774,609
Novetta Solutions, LLC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	10/16/2022	1,899,870	1,894,609	1,889,193
Novetta Solutions, LLC	Aerospace & Defense	Second Lien Term Loan	Loan	3M USD LIBOR+	8.50%	1.00%	9.50%	10/16/2023	1,000,000	995,635	997,500
NPC International, Inc. (b)	Beverage, Food & Tobacco	Term Loan	Loan	Prime+	4.50%	1.00%	7.75%	4/19/2024	487,500	487,124	430,463
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	9/29/2025	250,000	249,712	251,563
Owens & Minor	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.62%	5/2/2025	487,500	481,151	488,631
Pacific Gas and Electric Company	Utilities: Electric	PG&E Corp T/L	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,494,994	1,487,395	1,499,195
PAE Holding Corp	Aerospace & Defense	Term Loan B (10/20)	Loan	3M USD LIBOR+	4.50%	0.75%	5.25%	10/14/2027	2,000,000	1,971,195	2,009,160
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Panther Commercial T/L (1/21) (Forcepoint)	Loan	3M USD LIBOR+	4.50%	0.50%	4.71%	1/7/2028	500,000	496,307	499,375
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.86%	3/31/2027	496,437	485,943	496,934
PaySafe Group PLC	Services: Business	Term Loan B1 (PI UK Holdco II)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	1/3/2025	1,458,750	1,453,593	1,457,320
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	5/29/2026	878,269	874,719	876,803
Penn National Gaming	Hotel, Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,782,979	1,722,678	1,780,109

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Peraton Corp.	Aerospace & Defense	Peraton T/L B	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	2/22/2028	1,811,655	1,802,597	1,818,449
Peraton Corp. (a)	Aerospace & Defense	Unfunded Commitment	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	-	(15,942)	11,956
PGX Holdings, Inc.	Services: Consumer	Term Loan	Loan	12M USD LIBOR+	5.25%	1.00%	6.25%	9/29/2023	3,149,230	3,127,880	2,998,508
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	5.62%	1/7/2025	2,887,500	2,625,587	2,875,459
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,510,411	3,531,491
Plastipak Holdings Inc.	Containers, Packaging & Glass	Plastipak Packaging T/L B (04/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.62%	10/14/2024	2,789,599	2,771,753	2,788,288
Playtika Holding Corp.	High Tech Industries	Trm Loan B (12/19)	Loan	6M USD LIBOR+	6.00%	1.00%	7.00%	12/10/2024	2,837,975	2,793,084	2,850,746
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/15/2027	500,000	497,597	502,500
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,000,000	4,932,905	4,950,000
PPD, Inc.	Healthcare & Pharmaceuticals	Term Loan (12/20)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	1/13/2028	500,000	497,556	501,530
Pre-Paid Legal Services, Inc.	Services: Business	Incremental Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	5/1/2025	997,500	983,807	1,001,869
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD LIBOR+	3.50%	0.00%	3.72%	1/22/2027	497,500	496,508	498,120
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	12M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,583,174	3,568,406	3,585,178
Priority Payment Systems LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	1/3/2023	1,690,068	1,685,378	1,681,615
PriSo Acquisition Corporation	Construction & Building	Park River Holdings T/L (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	500,000	497,500	500,535
Project Leopard T/L (Kofax)	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	5.05%	1.00%	5.25%	7/8/2024	500,000	498,750	500,468
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	486,338	484,893	472,961
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	2/12/2027	490,025	487,871	475,323
Rackspace Technology Global, Inc.	High Tech Industries	Rackspace Technology Global T/L B	Loan	3M USD LIBOR+	2.75%	0.75%	3.50%	2/2/2028	500,000	497,527	499,615
Radiology Partners Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	4.25%	0.00%	4.37%	7/4/2025	1,432,727	1,427,557	1,426,466
Ravago Holdings America	Chemicals, Plastics, & Rubber	Ravago (2/21) T/L	Loan	6M USD LIBOR+	2.50%	0.00%	2.75%	2/9/2028	1,000,000	997,500	999,380
RealPage, Inc.	High Tech Industries	RealPage T/L (2/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.38%	2/17/2028	3,000,000	2,992,500	3,001,260
Redstone Buyer, LLC	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	9/1/2027	997,500	979,386	1,009,141
Renaissance Learning T/L (5/18)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	5/30/2025	3,000,000	2,970,900	2,968,740
Rent-A-Center, Inc.	Retail	Rent-A-Center T/L B (01/21)	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	1/17/2028	500,000	497,500	503,125
REP WWEX (Worldwide Express) Aquisition Parent, LLC	Transportation: Consumer	Term Loan B	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	2/2/2024	1,927,839	1,926,592	1,932,658
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	3,887,330	3,796,436	3,881,499
Resideo Funding Inc.	Services: Consumer	Resideo Funding T/L (1/21) (Resideo Technologies)	Loan	3M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,500,000	1,496,250	1,496,250
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	4/30/2024	2,651,324	2,651,324	2,657,952
Rexnord LLC	Capital Equipment	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	8/21/2024	862,069	862,069	860,724

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Reynolds Consumer Products T/L	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	1/29/2027	1,306,932	1,305,639	1,307,912
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	2/5/2026	2,000,000	1,986,099	1,991,660
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	972,500	970,927	916,581
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	11/28/2025	2,935,063	2,925,286	2,939,114
RP Crown Parent, LLC	High Tech Industries	Term Loan B (07/20)	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/31/2026	1,990,000	1,981,157	1,992,488
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.00%	1.00%	4.00%	6/2/2025	5,637,965	5,591,015	5,648,565
RV Retailer LLC	Automotive	RVR Dealership Holdings T/L (RV Retailer)	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	1/28/2028	2,000,000	1,980,404	1,992,500
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	9/1/2027	498,750	491,823	499,373
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.37%	7/5/2024	768,409	766,247	768,409
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/25/2025	995,000	968,936	1,002,463
Savage Enterprises, LLC	Energy: Oil & Gas	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.00%	0.00%	3.12%	8/1/2025	1,769,504	1,754,769	1,771,999
Schweitzer-Mauduit International, Inc.	High Tech Industries	Schweitzer-Mauduit T/L B	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	1/27/2028	1,000,000	990,000	997,500
Seadrill Operating LP (b)	Energy: Oil & Gas	PIK Revolver	Loan	1M USD LIBOR+	0.00%	1.00%	1.00%	3/31/2021	25,683	25,656	27,224
Seadrill Operating LP (b)	Energy: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	8.00%	1.00%	9.00%	3/31/2021	897,442	897,442	86,379
Shutterfly Inc	Media: Advertising, Printing & Publishing	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	9/25/2026	800,968	767,474	803,403
Sirius Computer Solutions, Inc.	High Tech Industries	Term Loan 1/20	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	7/1/2026	1,970,100	1,966,584	1,970,809
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	1/23/2025	495,000	495,000	470,869
Sotheby’s	Services: Business	Term Loan (1/21)	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	1/15/2027	3,289,283	3,230,819	3,312,571
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/24/2028	2,000,000	1,980,000	1,980,000
Spectrum Brands, Inc.	Consumer goods: Durable	Spectrum Brands T/L (2/21)	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	2/19/2028	500,000	498,750	501,250
SRAM, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	2.75%	1.00%	3.75%	3/15/2024	2,221,329	2,219,239	2,225,505
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/16/2025	178,883	178,618	178,212
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/16/2025	488,567	487,746	486,735
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/16/2025	234,915	234,561	234,034
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.21%	4/16/2026	4,431,567	4,285,772	4,340,853
Stats LLC	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	5.25%	0.00%	5.45%	7/10/2026	1,980,000	1,940,067	1,972,575
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	2/26/2028	500,000	498,750	500,000
Syncsort Incorporated	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	8/16/2024	1,935,450	1,922,522	1,939,476

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	7/15/2025	2,468,750	2,392,146	2,471,836
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	10/1/2025	1,470,000	1,459,901	1,440,233
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,940,000	1,938,385	1,841,390
The Octave Music Group, Inc (Touchtunes)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	5/29/2025	3,896,552	3,862,705	3,584,828
Thor Industries, Inc.	Automotive	Term Loan (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	3.88%	2/1/2026	2,935,080	2,874,260	2,937,839
Tivity Health, Inc.	Healthcare & Pharmaceuticals	Term Loan A	Loan	1M USD LIBOR+	4.25%	0.00%	4.36%	3/7/2024	558,772	555,085	556,677
Tivity Health, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	5.25%	0.00%	5.36%	3/6/2026	1,064,955	1,044,356	1,060,461
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	500,000	493,032	501,565
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	8/22/2024	4,065,230	4,068,753	4,014,415
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	1/25/2024	2,437,500	2,435,050	2,268,411
TRC Companies, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,315,141	3,307,088	3,311,826
TRC Companies, Inc.	Services: Business	TRC Companies T/L (1/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	6/21/2024	2,479,433	2,468,047	2,485,631
Trico Group LLC	Automotive	Term Loan B-3	Loan	3M USD LIBOR+	7.50%	1.00%	8.50%	2/2/2024	5,070,478	4,962,793	5,150,338
Trident LS Merger Sub Corporation	Services: Consumer	Term Loan (03/18)	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	5/1/2025	2,000,000	2,004,987	1,999,500
Truck Hero, Inc.	Transportation: Cargo	Term Loan (1/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	1/29/2028	1,500,000	1,500,000	1,501,065
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	973,980	966,347	980,068
Twin River Worldwide Holdings, Inc.	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.00%	3.00%	5/10/2026	985,000	981,152	975,889
Uber Technologies T/L B (2/21)	Transportation: Consumer	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.62%	7/13/2023	1,989,610	1,941,468	1,992,097
Ultimate Software Group, Inc. (The)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	5/4/2026	1,000,000	1,000,000	1,005,690
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	466,608	476,232
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	3.61%	10/22/2025	1,973,611	1,879,449	1,978,545
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	952,506	944,697	880,592
Univar Inc.	Chemicals, Plastics, & Rubber	Term Loan B3 (11/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	7/1/2024	1,627,723	1,623,316	1,628,602
Univision Communications Inc.	Media: Broadcasting & Subscription	2020 Replacement Term Loan	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/13/2026	2,517,037	2,508,528	2,527,433
US Ecology, Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	11/2/2026	495,000	494,095	496,445
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	1/13/2028	100,000	99,764	100,464
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.18%	8/20/2025	1,396,606	1,389,850	1,362,571
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.11%	3/1/2026	3,209,493	3,199,747	3,215,526
Virence Intermediate Holdings LLC (Athenahealth / VVC Holding)	Healthcare & Pharmaceuticals	Athenahealth T/L B (01/21)	Loan	3M USD LIBOR+	4.25%	0.00%	4.45%	2/11/2026	3,965,000	3,935,495	3,986,570
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.75%	3.00%	6/3/2024	2,406,176	2,405,891	2,407,692
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	12/31/2025	917,338	916,645	913,751
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	5/6/2026	491,250	490,388	490,430

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
VM Consolidated, Inc.	Construction & Building	Term Loan B1 (02/20)	Loan	1M USD LIBOR+	3.25%	0.00%	3.36%	2/28/2025	475,444	473,957	475,344
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	481,250	481,250	417,605
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	2.24%	1/20/2028	250,000	249,702	250,403
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	3/15/2025	494,911	492,859	492,436
WeddingWire, Inc.	Services: Consumer	Term Loan	Loan	2M USD LIBOR+	4.50%	0.00%	4.66%	12/19/2025	3,920,000	3,914,114	3,875,900
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,931,109	2,874,412	2,866,742
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,224,748	1,166,274	1,207,062
Western Dental Services, Inc.	Retail	Term Loan (12/18)	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	6/30/2023	424,019	424,421	416,598
Western Digital Corporation	High Tech Industries	Term Loan B-4	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	4/29/2023	743,135	732,963	742,867
Wirepath LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	4.00%	0.00%	4.25%	8/5/2024	2,925,193	2,906,978	2,897,170
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B (1/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	8/13/2026	3,465,000	3,437,657	3,471,791
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	6/1/2025	2,854,798	2,706,612	2,874,439
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.11%	1/25/2027	970,775	970,775	968,551
										$595,249,474	$592,020,041

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	114,145,406	$114,145,406	$114,145,406
Total cash and cash equivalents	114,145,406	$114,145,406	$114,145,406

(a)	All or a portion of this investment has an unfunded commitment as of February 28, 2021
(b)	As of February 28, 2021, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2021.

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

Note 5. Income Taxes

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

Deferred tax assets and liabilities, and related valuation allowance as of May 31, 2021 and February 28, 2021 were as follows:

	May 31, 2021	February 28, 2021
Total deferred tax assets	$2,144,029	$2,108,556
Total deferred tax liabilities	(2,217,264)	(1,987,120)
Valuation allowance on net deferred tax assets	(2,107,492)	(2,044,100)
Net deferred tax liability	$(2,180,727)	$(1,922,664)

As of May 31, 2021, the valuation allowance on deferred tax assets was $2.1 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the three months ended May 31, 2021 includes $0.2 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended May 31, 2020 includes $(0.3) million net change in unrealized appreciation (depreciation) on investments and $(0.01) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for three months ended May 31, 2021 and May 31, 2020:

	For the three months ended
	May 31, 2021	May 31, 2020
Current
Federal	$-	$-
State	-	-
Net current expense	-	-
Deferred
Federal	(127,850)	(245,474)
State	(130,213)	(31,211)
Net deferred expense	(258,063)	(276,685)
Net tax provision	$(258,063)	$(276,685)

Note 6. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years, with automatic, one-year renewals at the end of each year, subject to certain approvals by our board of directors and/or the Company’s stockholders. On July 6, 2021, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

For the three months ended May 31, 2021 and May 31, 2020, the Company incurred $2.8 million and $2.2 million in base management fees, respectively. For the three months ended May 31, 2021 and May 31, 2020, the Company incurred $1.6 million and $1.4 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2021 and May 31, 2020, the Company accrued an expense of $3.7 million and an expense of $(3.3) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2021, the base management fees accrual was $2.8 million and the incentive fees accrual was $3.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, the base management fees accrual was $2.4 million and the incentive fees accrual was $13.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years, with automatic, one-year renewals at the end of each year subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018. On July 9, 2019, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million effective August 1, 2019. On July 7, 2020, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.225 million to $2.775 million effective August 1, 2020. On July 6, 2021, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.775 million to $3.0 million effective August 1, 2021.

For the three months ended May 31, 2021 and May 31, 2020, we recognized $0.7 million and $0.6 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2021, $0.7 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of May 31, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

For the three months ended May 31, 2021 and May 31, 2020, we recognized management fee income of $0.8 million and $0.6 million, respectively, related to the Saratoga CLO.

For the three months ended May 31, 2021 and May 31, 2020, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 251.0% as of May 31, 2021 and 347.1% as of February 28, 2021. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

As of May 31, 2021 and February 28, 2021, there were $39.0 million and $0.0 million, respectively, borrowed under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.4 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.2 million and $0.1 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.04 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2021, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 6.37%, and the average dollar amount of outstanding borrowings under the Credit Facility was $4.1 million.

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

Our borrowing base under the Credit Facility was $51.1 million subject to the Credit Facility cap of $45.0 million at May 31, 2021. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the May 31, 2021 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 28, 2021. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of May 31, 2021, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $84.0 million, respectively, and have $168.0 million in SBA-guaranteed debentures outstanding, of which $124.0 million is held in SBIC LP and $44.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

As noted above, as of May 31, 2021, there was $168.0 million of SBA debentures outstanding and as of February 28, 2021, there was $158.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $2.5 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2021 and May 31, 2020, we recorded $1.2 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2021 and May 31, 2020 on the outstanding borrowings of the SBA debentures was 2.93% and 3.16%, respectively. During the three months ended May 31, 2021 and May 31, 2020, the average dollar amount of SBA debentures outstanding was $158.4 million and $157.4 million, respectively.

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

Notes

In May 10, 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

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

As of May 31, 2021, the total 6.25% 2025 Notes outstanding was $60.0 million. The 6.25% 2025 Notes are listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

As of May 31, 2021, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $60.9 million, respectively. The fair value of the 6.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2021, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $61.2 million, respectively.

For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2021 and May 31, 2020, the average dollar amount of 6.25% 2025 Notes outstanding was $60.0 million and $60.0 million, respectively.

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

As of May 31, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

As of May 31, 2021, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $45.7 million, respectively. The fair value of the 7.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2021, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $45.7 million, respectively.

For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.8 million and $0.0 million, respectively, of interest expense and $0.08 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2021 and May 31, 2020, the average dollar amount of the 7.25% 2025 Notes outstanding was $43.1 million and $0.0 million respectively.

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

As of May 31, 2021, the total 7.75% Notes 2025 outstanding was $5.0 million The 7.75% Notes 2025 are not listed and have a par value of $25.00 per share. As of May 31, 2021, there was $5.0 million of 7.75% Notes 2025 outstanding and as of February 28, 2021, there was $5.0 million outstanding. The carrying amount of the amount outstanding of 7.75% Notes 2025 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.1 million and $0.0 million, respectively, of interest expense and $0.02 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2021 and May 31, 2020 the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $0.0 million respectively.

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

As of May 31, 2021, the total 6.25% Notes 2027 outstanding was $15.0 million The 6.25% Notes 2027 are not listed and have a par value of $25.00 per share. As of May 31, 2021, there was $15.0 million of 6.25% Notes 2027 outstanding and as of February 28, 2021, there was $15.0 million outstanding. The carrying amount of the amount outstanding of 6.25% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.2 million and $0.0 million, respectively, of interest expense and $0.02 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2021 and May 31, 2020 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $0.0 million respectively.

On March 10, 2021, the Company issued $50.0m aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

As of May 31, 2021, the total 4.375% Notes 2026 outstanding was $50.0 million The 4.375% Notes 2026 are not listed and have a par value of $25.00 per share. As of May 31, 2021, there was $50.0 million of 4.375% Notes 2026 outstanding and as of February 28, 2021, there was $0.0 million outstanding. The carrying amount of the amount outstanding of 4.375% Notes 2026 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2021 and May 31, 2020, we recorded $0.5 million and $0.0 million, respectively, of interest expense and $0.06 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 4.375% Notes 2026. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2021 and May 31, 2020 the average dollar amount of 4.375% Notes 2026 outstanding was $50.0 million and $0.0 million respectively.

Senior Securities

Information about our senior securities is shown in the following table as of May 31, 2021 for the fiscal year periods indicated in the table, unless otherwise noted.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Madison Capital Funding
Fiscal year 2022 (as of May 31, 2021)	$39,000	$2,510	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025
Fiscal year 2022 (as of May 31, 2021)	$60,000	$2,510	-	$25.58	(11)
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471		$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2022 (as of May 31, 2021)	$43,125	$2,510	-	$26.61	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471		$25.77	(11)
7.75% Notes due 2025
Fiscal year 2022 (as of May 31, 2021)	$5,000	$2,510	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2022 (as of May 31, 2021)	$50,000	$2,510	-	$25.00	(12)
6.25 Notes due 2027
Fiscal year 2022 (as of May 31, 2021)	$15,000	$2,510	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$39,000	$-	$-	$39,000	$-
SBA debentures	168,000	-	24,000	53,660	90,340
6.25% 2025 Notes	60,000	-	-	60,000	-
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	50,000	-	-	50,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$380,125	$-	$24,000	$250,785	$105,340

Off-Balance Sheet Arrangements

As of May 31, 2021 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $55.0 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2021 and February 28, 2021 is shown in the table below (dollars in thousands):

	May 31, 2021	February 28, 2021
At Company’s discretion
Artemis Wax Corp.	$15,000	$-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	630	630
Granite Comfort, LP	5,000	-
GreyHeller LLC	11,000	15,000
Netreo Holdings, LLC	1,000	10,000
Passageways, Inc.	5,000	5,000
Top Gun Pressure Washing, LLC	175	3,175
Village Realty Holdings LLC	-	10,000
Total	39,805	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Artemis Wax Corp.	3,404	-
GoReact	800	2,000
HemaTerra Holding Company, LLC	2,000	2,000
New England Dental Partners	4,500	6,000
Passageways, Inc.	2,000	2,000
Procurement Partners, LLC	1,000	1,000
Zollege PBC	1,500	-
	15,204	13,000
Total	$55,009	$58,805

Note 9. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended May 31, 2021 and May 31, 2020, we incurred $0.09 million and $0.06 million for directors’ fees and expenses, respectively. As of May 31, 2021 and February 28, 2021, $0.09 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2021, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of May 31, 2021, the Company purchased 448,812 shares of common stock, at the average price of $18.49 for approximately $8.3 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2021, the Company purchased 40,000 shares of common stock, at the average price of $25.09 for approximately $1.0 million pursuant to the Share Repurchase Plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of May 31, 2021, the Company sold 3,992,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the three months ended May 31, 2021, there was no activity related to the ATM offering.

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

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

	Common Stock		Capital in Excess of	Total Distributable Earnings
	Shares	Amount	Par Value	(Loss)	Net Assets
Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,018,314	9,018,314
Net realized gain (loss) from investments	-	-	-	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	-	-
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,334,713	5,334,713
Net realized gain (loss) from investments	-	-	-	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	47,098	46	774,944	-	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	-	(1,550,417)
Repurchase fees	-	-	(1,740)	-	(1,740)
Offering costs	-	-	-	-	-
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358

	Common Stock		Capital in Excess of	Total Distributable Earnings
	Shares	Amount	Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,471,102	4,471,102
Net realized gain (loss) from investments	-	-	-	1,798	1,798
Income tax (provision) benefit from realized gain on investments				(3,895,354)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,998,830	5,998,830
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(210,057)	(210,057)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,581,469)	(4,581,469)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	45,706	46	805,883	-	805,929
Repurchases of common stock	(50,000)	(50)	(914,194)	-	(914,244)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Balance at November 30, 2020	11,170,028	$11,170	$288,590,554	$11,251,166	$299,852,890
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,288,996	4,288,996
Net realized gain (loss) from investments	-	-	-	(8,726,013)	(8,726,013)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt				(128,617)	(128,617)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,337,460	14,337,460
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(515,796)	(515,796)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,678,514)	(4,678,514)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	41,388	41	900,124	-	900,165
Repurchases of common stock	(50,000)	(50)	(1,143,748)	-	(1,143,798)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,529,030	(16,529,030)	-
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three months ended May 31, 2021 and May 31, 2020 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2021	May 31, 2020
Net increase (decrease) in net assets resulting from operations	$21,049	$(22,656)
Weighted average common shares outstanding	11,170,045	11,217,545
Weighted average earnings (loss) per common share	$1.88	$(2.02)

Note 12. Dividend

On May 27, 2021, the Company declared a dividend of $0.44 per share payable on June 29, 2021, to common stockholders of record on June 15, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company's DRIP. Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,099 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

During the three months ended May 31, 2020, there were no dividends declared.

The following table summarizes dividends declared for the three months ended May 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
March 22, 2021	April 8, 2021	April 22, 2021	$0.43	$4,799
Total dividends declared			$0.43	$4,799

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2021 and May 31, 2020:

Per share data	May 31, 2021	May 31, 2020
Net asset value at beginning of period	$27.25	$27.13
Net investment income(1)	0.23	0.80
Net realized and unrealized gain and losses on investments(1)	1.65	(2.82)
Net increase in net assets resulting from operations	1.88	(2.02)
Distributions declared from net investment income	(0.43)	-
Total distributions to stockholders	(0.43)	-
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.01	-
Dilution(4)	(0.01)	-
Net asset value at end of period	$28.70	$25.11
Net assets at end of period	$320,344,756	$281,631,018
Shares outstanding at end of period	11,159,995	11,217,545
Per share market value at end of period	$25.55	$15.18
Total return based on market value(5)(6)	12.71%	(33.74)%
Total return based on net asset value(5)(7)	7.24%	(7.45)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	8.25%	10.33%
Expenses:
Ratio of operating expenses to average net assets(9)	5.92%	4.84%
Ratio of incentive management fees to average net assets(5)	1.69%	(0.63)%
Ratio of interest and debt financing expenses to average net assets(9)	5.51%	3.47%
Ratio of total expenses to average net assets(8)	13.12%	7.68%
Portfolio turnover rate(5)(10)	2.43%	1.93%
Asset coverage ratio per unit(11)	2,510	5,694
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
6.75% Notes Payable 2023(13)	N/A	N/A
6.25% Notes Payable 2025	$25.58	$22.15
7.25% Notes Payable 2025	$26.61	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable(12)	N/A	N/A
6.25% Notes Payable 2027(12)	N/A	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 10, Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025, 4.375% Notes Payable and 6.25% Notes Payable are not registered for public trading.
(13)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

Subsequent to May 31, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended May 31, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note about Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results and the impact of coronavirus (“COVID-19”) pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

●	the relative and absolute investment performance and operations of our Investment Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax status, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

The following statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment, including with respect to the anticipated discontinuation of LIBOR, or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;

●	the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Manager’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

●	an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which may have a material impact on our portfolio companies’ results of operations and financial condition, which could lead to the loss of some or all of our investments in certain portfolio companies and have a material adverse effect on our results of operations and financial condition ;

●	a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

●	risks associated with possible disruption in our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

●	the risks, uncertainties and other factors we identify in “Risk Factors” in our most recent Annual Report on Form 10-K under Part I, Item 1A, in our quarterly reports on Form 10-Q, including this report, and in our other filings with the SEC that we make from time to time.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. In addition, although the U.S. Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it is unclear when “herd immunity” will be achieved and when the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. As a result, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from June 1, 2021 through July 7, 2021. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended May 31, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of May 31, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our May 31, 2021 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID- 19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of May 31, 2021, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the three months ended May 31, 2021, there was no activity related to the ATM offering.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of May 31, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

On March 10, 2021, the Company issued $50.0m aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of May 31, 2021, there remained an outstanding receivable of $2.6 million for such transaction costs which is presented as due from affiliate on the Company’s consolidated statement of assets and liabilities.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2021		February 28, 2021
	($ in millions)
Number of investments(1)	90		81
Number of portfolio companies(2)	44		40
Average investment per portfolio company(2)	$14.2		$12.6
Average investment size(1)	$7.1		$6.5
Weighted average maturity(3)	3.1 yrs		3.2 yrs
Number of industries	31		31
Non-performing or delinquent investments (fair value)	$2.2		$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$23.2(4.1%	)	$23.3(4.8%	)
Fixed rate debt (weighted average current coupon)(3)	9.7%		9.8%
Floating rate debt (% of interest earning portfolio)(3)	$538.4(95.9%	)	$462.6(95.2%	)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.8%		7.4%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche of Saratoga CLO.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended May 31, 2021, we invested $119.2 million in new or existing portfolio companies and had $14.9 million in aggregate amount of exits and repayments resulting in net investments of $104.3 million for the period. During the three months ended May 31, 2020, we invested $39.0 million in new or existing portfolio companies and had $9.4 million in aggregate amount of exits and repayments resulting in net exits and repayments of $29.6 million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2021 and February 28, 2021 at fair value was as follows:

	May 31, 2021		February 28, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	76.2%	9.4%	79.5%	9.5%
Second lien term loans	3.7	12.0	4.4	12.3
Unsecured term loans	0.3	-	0.4	-
Structured finance securities	7.9	13.3	9.0	11.6
Equity interests	11.9	-	6.7	-
Total	100.0%	8.6%	100.0%	9.1%

At May 31, 2021, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $35.5 million and constituted 5.2% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of May 31, 2021 and February 28, 2021, was composed of $685.6 million and $603.7 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2021, we also own $17.9 million in aggregate principal of the F-R-3 Notes in the Saratoga CLO, that only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2021, $667.0 million or 98.9% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investments were in default with a fair value of $0.002 million. At February 28, 2021, $584.6 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and four Saratoga CLO portfolio investments were in default with a fair value of $0.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2021 and February 28, 2021 was as follows:

Saratoga Investment Corp.

	May 31, 2021		February 28, 2021
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$521,723	77.0%	$453,297	81.8%
Yellow	39,897	5.9	32,559	5.9
Red	-	0.0	-	0.0
N/A(1)	116,153	17.1	68,457	12.3
Total	$677,773	100.0%	$554,313	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 28, 2021 to $0.6 million as of May 31, 2021 was primarily related to the write-off of the interest accruals related to My Alarm Center, LLC, that we deemed non-recoverable.

The CMR distribution of Saratoga CLO investments at May 31, 2021 and February 28, 2021 was as follows:

Saratoga CLO

	May 31, 2021		February 28, 2021
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$602,161	89.4%	$514,183	86.8%
Yellow	64,878	9.6	70,415	11.9
Red	5,928	0.9	6,921	1.2
N/A(1)	467	0.1	501	0.1
Total	$673,434	100.0%	$592,020	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2021 and February 28, 2021:

Saratoga Investment Corp.

	May 31, 2021		February 28, 2021
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
IT Services	$91,661	13.5%	$73,087	13.2%
Education Software	89,699	13.2	88,090	15.9
Healthcare Software	69,263	10.2	28,972	5.2
Education Services	59,528	8.8	40,384	7.1
Structured Finance Securities(1)	53,420	7.9	49,779	9.0
Healthcare Services	41,953	6.2	42,410	7.7
Sports Management	25,550	3.8	25,469	4.6
Dental Practice Management Software	23,890	3.5	23,659	4.3
Consumer Services	20,742	3.1	181	0.0
HVAC Services and Sales	19,950	2.9	14,894	2.7
Cyber Security	19,131	2.8	13,174	2.4
Payroll Services	18,346	2.7	18,333	3.3
Real Estate Services	18,186	2.7	18,032	3.3
Corporate Governance	17,598	2.6	13,265	2.4
Hospitality/Hotel	17,586	2.6	17,080	3.1
Marketing Services	17,467	2.6	17,372	3.1
Facilities Maintenance	10,731	1.6	6,193	1.1
Public Safety/Local Government Software	10,205	1.5	-	0.0
Industrial Products	9,032	1.3	9,047	1.6
Waste Services	9,000	1.3	9,000	1.6
Dental Practice Management	8,808	1.3	7,133	1.3
Non-profit Services	5,500	0.8	5,554	1.0
Healthcare Supply	5,329	0.8	5,422	1.0
Field Service Management	4,021	0.6	4,018	0.7
Office Supplies	3,399	0.5	3,610	0.7
Corporate Education Software	3,108	0.5	1,050	0.2
Restaurant	2,169	0.3	2,141	0.4
Staffing Services	969	0.1	925	0.2
Healthcare Products Manufacturing	564	0.1	567	0.1
Consumer Products	522	0.1	475	0.1
Financial Services	446	0.1	419	0.1
Property Management	-	0.0	14,578	2.6
Total	$677,773	100.0%	$554,313	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-3 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2021 and February 28, 2021:

Saratoga CLO

	May 31, 2021		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$117,906	17.5%	$105,326	17.9%
Services: Business	69,543	10.3	55,588	9.4
High Tech Industries	56,509	8.5	50,106	8.5
Healthcare & Pharmaceuticals	48,618	7.2	46,689	7.9
Services: Consumer	45,182	6.7	31,604	5.4
Telecommunications	32,173	4.8	29,878	5.1
Aerospace & Defense	28,600	4.3	25,952	4.4
Automotive	26,524	3.9	19,159	3.2
Chemicals, Plastics, & Rubber	23,117	3.4	23,302	3.9
Hotel, Gaming & Leisure	22,315	3.3	20,515	3.4
Media: Advertising, Printing & Publishing	21,700	3.3	19,826	3.3
Containers, Packaging & Glass	19,347	2.9	18,822	3.2
Beverage, Food & Tobacco	19,687	2.9	17,998	3.1
Consumer goods: Non-durable	19,129	2.8	19,343	3.3
Consumer goods: Durable	17,146	2.5	13,143	2.1
Capital Equipment	12,406	1.8	9,961	1.7
Construction & Building	12,081	1.8	5,362	0.9
Retail	11,686	1.7	12,880	2.1
Media: Broadcasting & Subscription	8,958	1.3	9,426	1.6
Forest Products & Paper	8,937	1.3	6,954	1.2
Utilities: Oil & Gas	8,166	1.2	8,235	1.3
Media: Diversified & Production	7,912	1.2	6,035	1.0
Metals & Mining	7,475	1.1	6,127	1.0
Transportation: Consumer	5,891	0.9	6,183	1.0
Wholesale	5,804	0.9	5,841	1.0
Transportation: Cargo	5,234	0.8	5,812	1.0
Energy: Electricity	3,820	0.6	4,547	0.8
Utilities: Electric	4,175	0.6	4,209	0.7
Energy: Oil & Gas	1,912	0.3	2,208	0.4
Environmental Industries	1,481	0.2	989	0.2
Total	$673,434	100.0%	$592,020	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2021 and February 28, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2021		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$192,393	28.4%	$167,397	30.2%
West	171,118	25.2	145,907	26.3
Midwest	114,942	17.0	110,125	19.9
Other	74,616	11.0	39,334	7.1
Northeast	39,931	5.9	13,174	2.4
Northwest	19,131	2.8	7,314	1.3
Southwest(1)	65,642	9.7	71,062	12.8
Total	$677,773	100.0%	$554,313	100.0%

(1)	Comprised of our investment in the subordinated notes, Class F-R-2 Notes and Class G-R-2 Notes of Saratoga CLO, Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd and foreign investments.

Results of operations

Operating results for the three months ended May 31, 2021 and May 31, 2020 was as follows:

	For the three months ended
	May 31, 2021	May 31, 2020
	($ in thousands)
Total investment income	$16,816	$13,297
Total operating expenses	14,260	4,279
Net investment income	2,556	9,018
Net realized gain (loss) from investments	1,910	8
Income tax (provision) benefit from realized gain on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	16,813	(31,950)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(230)	268
Net increase (decrease) in net assets resulting from operations	$21,049	$(22,656)

Investment income

The composition of our investment income for three months ended May 31, 2021 and May 31, 2020 was as follows:

	For the three months ended
	May 31, 2021	May 31, 2020
	($ in thousands)
Interest from investments	$13,687	$12,150
Interest from cash and cash equivalents	-	12
Management fee income	818	635
Structuring and advisory fee income	1,302	313
Other income	1,009	187
Total investment income	$16,816	$13,297

For the three months ended May 31, 2021, total investment income increased $3.5 million, or 26.5% to $16.8 million from $13.3 million for the three months ended May 31, 2020. Interest income from investments increased $1.5 million, or 12.6%, to $13.7 million for the three months ended May 31, 2021 from $12.2 million for the three months ended May 31, 2020. This reflects the impact of the increase of $195.0 million, or 40.3% in total investments at May 31, 2021 from $482.9 million at May 31, 2020, offset by (i) the reduction in LIBOR during this same period and (ii) the increase in equity positions that are not interest-bearing. At May 31, 2021, the weighted average current yield on investments was 8.6%, down from 9.6% at May 31, 2020, which offset some of the impact resulting from the increased investments.

For the three months ended May 31, 2021 and May 31, 2020, total PIK income was $0.3 million and $0.7 million, respectively.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2021 and May 31, 2020, total management fee income was $0.8 million and $0.6 million, respectively, with the increase reflecting the upsizing of the CLO last quarter and greater management fees being earned on the increased assets under management in the CLO.

For the three months ended May 31, 2021 and 2020, total structuring and advisory fee income was $1.3 million and $0.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three months ended May 31, 2021 and 2020, other income was $1.0 million and $0.2 million, respectively. Other income includes dividends received, origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2021 and May 31, 2020 was as follows:

	For the three months ended
	May 31, 2021	May 31, 2020
	($ in thousands)
Interest and debt financing expenses	$4,341	$2,564
Base management fees	2,759	2,160
Incentive management fees expense (benefit)	5,263	(1,858)
Professional fees	507	387
Administrator expenses	694	556
Insurance	86	68
Directors fees and expenses	92	60
General & administrative and other expenses	491	351
Income tax expense (benefit)	28	(9)
Total operating expenses	$14,260	$4,279

For the three months ended May 31, 2021, total operating expenses increased $10.0 million, or 233.3% compared to the three months ended May 31, 2020.

For the three months ended May 31, 2021, interest and debt financing expenses increased $1.8 million, or 69.3% compared to the three months ended May 31, 2020. The increase is primarily attributable to a increase in average outstanding debt from $217.4 million for the three months ended May 31, 2020 to $286.2 million for the three months ended May 31, 2021, primarily reflecting the issuance of various Notes during the year ended February 28, 2021, including the 7.25% 2025 Notes, the 7.75% 2025 Notes and the 6.25% 2027 Notes, and the issuance of the 4.375% 2026 Notes during the quarter ended May 31, 2021.

For the three months ended May 31, 2021, the weighted average interest rate on our outstanding indebtedness was 5.27% compared to 4.01% for the three months ended May 31, 2020. The increase in weighted average interest rate was primarily driven by the issuance of the various higher-rate Notes noted above over the past year.

As of May 31, 2021 and February 28, 2021, the SBA debentures represented 44.2% and 56.2% of overall debt, respectively.

For the three months ended May 31, 2021, base management fees increased $0.6 million, or 27.7% from $2.2 million to $2.8 million compared to the three months ended May 31, 2020. The increase in base management fees results from the 27.7% increase in the average value of our total assets, less cash and cash equivalents, from $489.8 million for the three months ended May 31, 2020 to $625.5 million for the three months ended May 31, 2021.

For the three months ended May 31, 2021, incentive management fees increased $7.1 million, or 383.2%, compared to the three months ended May 31, 2020. The first part of the incentive management fees increased from $1.4 million for the three months ended May 31, 2020 to $1.6 million for the three months ended May 31, 2021, reflecting the increased performance during this quarter. The incentive management fees related to capital gains increased from a $(3.3) million benefit for the three months ended May 31, 2020 to a $3.7 million expense for the three months ended May 31, 2021, reflecting the incentive fee income on net unrealized depreciation recognized last year and the incentive fee expense on net unrealized appreciation this quarter across numerous investments.

For the three months ended May 31, 2021, professional fees increased $0.1 million, or 31.1%, compared to the three months ended May 31, 2020.

For the three months ended May 31, 2021, administrator expenses increased $0.1 million, or 24.7%, compared to the three months ended May 31, 2020. These increases during the period are primarily attributable to an increase to the cap on the payment or reimbursements of expenses by the Company.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 is primarily attributable to a increase in the average dollar amount of outstanding debt. During the three months ended May 31, 2021 and May 31, 2020, the average borrowings outstanding under the Credit Facility was $4.1 million and $0.0 million, respectively. For the three months ended May 31, 2021 and May 31, 2020, the average borrowings outstanding of SBA debentures was $158.4 million and $157.4 million, respectively. For the three months ended May 31, 2021 and May 31, 2020, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.93% and 3.16%, respectively. During the three months ended May 31, 2021 and May 31, 2020, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $60.0 million and $60.0 million, respectively. During the three months ended May 31, 2021 and May 31, 2020, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $0.0 million, respectively. During the three months ended May 31, 2021 and May 31, 2020, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $0.0 million, respectively. During the three months ended May 31, 2021 and May 31, 2020, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $0.0 million, respectively. During the three months ended May 31, 2021 and May 31, 2020, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $50.0 million and $0.0 million, respectively.

For the three months ended May 31, 2021 and May 31, 2020, there were income tax expense (benefits) of $0.03 million and $(0.01) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2021, the Company had $14.9 million of sales, repayments, exits or restructurings resulting in $1.9 million of net realized gains.

Three Months ended May 31, 2021

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
V Rental Holdings LLC	Equity Interests	$2,276,055	$365,914	$1,910,141

The $1.9 million of net realized gains was from the sales of the equity position in the Company’s V Rental Holdings LLC investment.

For the three months ended May 31, 2020, the Company had $9.4 million of sales, repayments, exits or restructurings resulting in $0.01 million of net realized gains.

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2021, our investments had a net change in unrealized appreciation of $16.8 million versus a net change in unrealized depreciation of $32.0 million for the three months ended May 31, 2020. The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2021 were the following (dollars in thousands):

Three Months ended May 31, 2021

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	$33,412	$35,546	$2,134	$4,531
Passageways, Inc.	First Lien Term Loan & Equity Interests	10,954	17,598	6,645	4,333
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	23,792	33,604	9,812	4,224
Schoox, Inc.	Equity Interests	1,050	3,108	2,058	2,058
GreyHeller LLC	First Lien Term Loan & Equity Interests	14,032	19,131	5,098	1,996
Top Gun Pressure Washing, LLC	First Lien Term Loan & Equity Interests	10,902	10,731	(171)	896
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	45,709	47,395	1,686	659
V Rental Holdings LLC	Equity Interests	-	-	-	(1,843)

The $4.5 million of unrealized appreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by improved market performance, combined with outperformance achieved from the assets in the CLO.

The $4.3 million net change in unrealized appreciation in our investment in Passageways, Inc. was driven by growth, including a potential upcoming acquisition.

The $4.2 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by growth and improved financial performance.

The $2.1 million net change in unrealized appreciation in our investment in Schoox, Inc. was driven by new customers and increased customer demand.

The $2.0 million net change in unrealized appreciation in our investment in GreyHeller LLC was driven by improved financial performance.

The $0.9 million net change in unrealized appreciation in our investment in Top Gun Pressure Washing, LLC was driven by improved financial performance.

The $0.7 million net change in unrealized appreciation in our investment in Destiny Solutions Inc. was driven by improved financial performance and the potential of an upcoming acquisition.

The $1.8 million net change in unrealized depreciation in our investment in Village Realty Holdings, LLC was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The most significant cumulative net change in unrealized appreciation for the three months ended May 31, 2020 were the following (dollars in thousands):

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

Changes in net assets resulting from operations

For the three months ended May 31, 2021, we recorded a net increase in net assets resulting from operations of $21.0 million. Based on 11,170,045 weighted average common shares outstanding as of May 31, 2021, our per share net increase in net assets resulting from operations was $1.88 for the three months ended May 31, 2021. For the three months ended May 31, 2020, we recorded a net decrease in net assets resulting from operations of $22.7 million. Based on 11,217,545 weighted average common shares outstanding as of May 31, 2020, our per share net decrease in net assets resulting from operations was $2.02 for the three months ended May 31, 2020.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 251.0% as of May 31, 2021 and 347.1% as of February 28, 2021. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of May 31, 2021, we had $39.0 million outstanding borrowings under the Credit Facility and $168.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2021, we had no outstanding borrowings under the Credit Facility and $158.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at May 31, 2021 and February 28, 2021 was $51.1 million and $38.9 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 251.0% as of May 31, 2021 and 347.1% as of February 28, 2021.

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

As of May 31, 2021, our SBIC LP subsidiary had $75.0 million in regulatory capital and $124.0 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $84.0 million in regulatory capital and $44.0 million in SBA-guaranteed debentures outstanding.

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

At May 31, 2021, the total 6.25% 2025 Notes outstanding was $60.0 million.

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

At May 31, 2021, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At May 31, 2021, the total 6.25% 2025 Notes outstanding was $15.0 million.

On March 10, 2021, the Company issued $50.0m aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

At May 31, 2021, the total 4.375% Notes outstanding was $50.0 million

At May 31, 2021 and February 28, 2021, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2021		February 28, 2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$318	0.0%	$18,828	3.2%
Cash and cash equivalents, reserve accounts	19,660	2.8	11,087	1.9
First lien term loans	516,154	74.0	440,456	75.4
Second lien term loans	25,422	3.6	24,930	4.3
Unsecured term loans	2,169	0.3	2,141	0.4
Structured finance securities	53,421	7.7	49,779	8.5
Equity interests	80,607	11.6	37,007	6.3
Total	$697,751	100.0%	$584,228	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of May 31, 2021, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). During the three months ended May 31, 2021, there was no activity related to the ATM offering.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of May 31, 2021, the Company purchased 448,812 shares of common stock, at the average price of $18.49 for approximately $8.3 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2021, the Company purchased 40,000 shares of common stock, at the average price of $25.09 for approximately $1.0 million pursuant to the Share Repurchase Plan.

On May 27, 2021, the Company declared a dividend of $0.44 per share payable on June 29, 2021, to common stockholders of record on June 15, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company's DRIP. Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,099 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$39,000	$-	$-	$39,000	$-
SBA debentures	168,000	-	24,000	53,660	90,340
6.25% 2025 Notes	60,000	-	-	60,000	-
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	50,000	-	-	50,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$380,125	$-	$24,000	$250,785	$105,340

Off-balance sheet arrangements

As of May 31, 2021 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $55.0 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2021 and February 28, 2021 is shown in the table below (dollars in thousands):

	May 31, 2021	February 28, 2021
At Company’s discretion
Artemis Wax Corp.	$15,000	$-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	630	630
Granite Comfort, LP	5,000	-
GreyHeller LLC	11,000	15,000
Netreo Holdings, LLC	1,000	10,000
Passageways, Inc.	5,000	5,000
Top Gun Pressure Washing, LLC	175	3,175
Village Realty Holdings LLC	-	10,000
Total	39,805	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Artemis Wax Corp.	3,404	-
GoReact	800	2,000
HemaTerra Holding Company, LLC	2,000	2,000
New England Dental Partners	4,500	6,000
Passageways, Inc.	2,000	2,000
Procurement Partners, LLC	1,000	1,000
Zollege PBC	1,500	-
	15,204	13,000
Total	$55,009	$58,805

Recent Developments

Subsequent to May 31, 2020, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three months ended May 31, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At May 31, 2021, we had $380.1 million of borrowings outstanding, of which $39.0 million borrowings outstanding on the revolving credit facility as of May 31, 2021.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2021 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.5 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.02 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2021.

	Increase	(Increase)	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Investment	Investment
Change	Income	Expense	Income	Income per Share
	($ in thousands)
-100	$(23)	$-	$(23)	$(0.00)
-50	(23)	-	(23)	(0.00)
-25	(23)	-	(23)	(0.00)
25	45	-	45	0.00
50	101	-	101	0.01
100	452	(51)	401	0.04
200	3,467	(441)	3,026	0.27
300	8,562	(831)	7,731	0.69
400	14,029	(1,221)	12,808	1.15

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC and Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended May 31, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).
3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).
3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).
3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)
4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).
4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).
4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).
4.5	Form of Second Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-214182, filed on December 12, 2016).
4.6	Form of Global Note (incorporated by reference to Exhibit 4.5 hereto, and Exhibit A therein).
4.7	Form of Third Supplemental Indenture between the Company and U.S. Bank National Association (incorporated by reference to Post- Effective Amendment No. 9 to the Registrant’s Registration Statement on Form N-2, File No. 333-216344, filed on August 28, 2018).
4.8	Form of Global Note (incorporated by reference to Exhibit 4.7 hereto, and Exhibit A therein).
4.9	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).
4.10	Description of Securities. (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 5, 2021).
4.11	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).
4.12	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).
4.13	Eighth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).
4.14	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.13 hereto).
10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).
10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
10.5	Credit, Security and Management Agreement dated July 30, 2010 by and among GSC Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
10.6	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).
10.7	Amendment No. 1 to Credit, Security and Management Agreement dated February 24, 2012 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 29, 2012).
10.8	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).
10.9	Amended and Restated Collateral Management Agreement, dated October 17, 2013, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).
10.10	Amendment No. 2 to Credit, Security and Management Agreement dated September 17, 2014 by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 18, 2014).
10.11	Amendment No. 3 to Credit, Security and Management Agreement, dated May 18, 2017, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 18, 2017).
10.12	Equity Distribution Agreement dated March 16, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-216344, filed on March 16, 2017).
10.13	Amendment No. 1 to the Equity Distribution Agreement dated October 12, 2017, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-216344, filed on October 12, 2017).
10.14	Amendment No. 2 to the Equity Distribution Agreement dated January 11, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and FBR Capital Markets & Co. (incorporated by reference to Saratoga Investment Corp.’s Post-Effective Amendment No. 3 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on January 11, 2018).
10.15	Amendment No. 3 to the Equity Distribution Agreement dated October 16, 2018, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on October 16, 2018).
10.16	Amendment No. 4 to the Equity Distribution Agreement dated July 11, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Post-Effective Amendment No. 5 to the registrant’s Registration Statement on Form N-2, File No. 333-227116, filed on July 12, 2019).
10.17	Amendment No. 5 to the Equity Distribution Agreement dated October 10, 2019, by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann and Co. Inc., BB&T Capital Markets, a division BB&T Securities, LLC, and B. Riley FBR, Inc. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 10, 2019).
10.18	Amendment No. 4 to Credit, Security and Management Agreement, dated April 24, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 29, 2020).

10.19	Amendment No. 5 to Credit, Security and Management Agreement, dated September 14, 2020, by and among Saratoga Investment Funding LLC, Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Madison Capital Funding LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 17, 2020).
10.20	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).
10.21	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).
11	Computation of Per Share Earnings (included in Note 11 to the consolidated financial statements contained in this report).
14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).
21.1	List of Subsidiaries (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2020).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: July 7, 2021	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer