Form 10-Q
period 2021-08-31
SARATOGA INVESTMENT CORP.
filed 2021-10-05
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2021

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

The number of outstanding common shares of the registrant as of October 5, 2021 was 11,364,831.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

(unaudited)

	August 31, 2021	February 28, 2021
	(unaudited)
ASSETS
Investments at fair value*
Non-control/Non-affiliate investments (amortized cost of $525,118,034 and $478,588,197, respectively)	$531,442,136	$476,139,943
Affiliate investments (amortized cost of $48,669,364 and $10,071,722, respectively)	56,449,385	13,174,291
Control investments (amortized cost of $67,821,806 and $61,353,761, respectively)	78,205,835	64,998,481
Total investments at fair value (amortized cost of $641,609,204 and $550,013,680, respectively)	666,097,356	554,312,715
Cash and cash equivalents	60,268,602	18,828,047
Cash and cash equivalents, reserve accounts	13,040,805	11,087,027
Interest receivable (net of reserve of $0 and $1,152,086, respectively)	5,114,727	4,223,630
Due from affiliate (See Note 6)	-	2,719,000
Management fee receivable	364,374	34,644
Other assets	926,156	947,315
Total assets	$745,812,020	$592,152,378

LIABILITIES
Revolving credit facility	$-	$-
Deferred debt financing costs, revolving credit facility	(782,102)	(639,983)
SBA debentures payable	172,000,000	158,000,000
Deferred debt financing costs, SBA debentures payable	(3,632,458)	(2,642,622)
6.25% Notes Payable 2025	-	60,000,000
Deferred debt financing costs, 6.25% notes payable 2025	-	(1,675,064)
7.25% Notes Payable 2025	43,125,000	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	(1,238,426)	(1,401,307)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(211,573)	(239,222)
4.375% Notes Payable 2026	175,000,000	-
Premium on 4.375% notes payable 2026	1,229,376	-
Deferred debt financing costs, 4.375% notes payable 2026	(3,813,346)	-
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(451,613)	(476,820)
Base management and incentive fees payable	11,424,984	6,556,674
Deferred tax liability	3,512,481	1,922,664
Accounts payable and accrued expenses	2,760,847	1,750,267
Interest and debt fees payable	2,468,265	2,645,784
Directors fees payable	-	70,500
Due to manager	308,740	279,065
Excise tax payable	-	691,672
Total liabilities	421,700,175	287,966,608

Commitments and contingencies (See Note 8)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares
authorized, 11,188,912 and 11,161,416 common shares issued and outstanding, respectively	11,189	11,161
Capital in excess of par value	305,520,631	304,874,957
Total distributable earnings (deficit)	18,580,025	(700,348)
Total net assets	324,111,845	304,185,770
Total liabilities and net assets	$745,812,020	$592,152,378
NET ASSET VALUE PER SHARE	$28.97	$27.25

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
INVESTMENT INCOME
Interest from investments
Interest income:*
Non-control/Non-affiliate investments	$11,298,024	$10,375,636	$22,534,761	$20,499,197
Affiliate investments	936,508	220,136	1,277,020	450,507
Control investments	2,059,101	1,249,971	3,914,086	2,383,556
Payment-in-kind interest income:
Non-control/Non-affiliate investments	710,329	328,938	887,095	910,884
Affiliate investments	-	48,018	-	94,241
Control investments	109,971	37,771	187,646	72,553
Total interest from investments	15,113,933	12,260,470	28,800,608	24,410,938
Interest from cash and cash equivalents	1,071	1,610	1,593	13,406
Management fee income	814,622	625,436	1,632,854	1,260,008
Dividend Income	658,881	-	1,057,498	-
Structuring and advisory fee income	1,038,250	940,000	2,340,125	1,253,306
Other income	814,926	28,060	1,424,995	215,060
Total investment income	18,441,683	13,855,576	35,257,673	27,152,718

OPERATING EXPENSES
Interest and debt financing expenses	5,184,184	3,328,447	9,525,096	5,892,323
Base management fees	3,002,097	2,209,052	5,761,005	4,369,580
Incentive management fees expense (benefit)	2,018,163	1,529,677	7,280,699	(328,633)
Professional fees	460,753	367,553	967,814	754,441
Administrator expenses	712,500	602,083	1,406,250	1,158,333
Insurance	86,318	67,727	172,636	135,453
Directors fees and expenses	100,500	75,000	192,500	135,000
General & administrative	453,225	333,824	943,876	684,638
Income tax expense (benefit)	30,682	7,501	58,601	(1,444)
Total operating expenses	12,048,422	8,520,864	26,308,477	12,799,691
NET INVESTMENT INCOME	6,393,261	5,334,712	8,949,196	14,353,027

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	1,641,462	11,929	3,551,605	20,409
Control investments	(139,867)	-	(139,867)	-
Net realized gain (loss) from investments	1,501,595	11,929	3,411,738	20,409
Income tax (provision) benefit from realized gain on investments	(448,883)	-	(448,883)	-
Net change in unrealized appreciation (depreciation) on investments:*
Non-control/Non-affiliate investments	2,256,932	10,532,000	8,772,357	(14,212,906)
Affiliate investments	2,681,640	706,760	4,677,451	(1,415,479)
Control investments	(1,562,033)	5,341,641	6,739,309	258,417
Net change in unrealized appreciation (depreciation) on investments	3,376,539	16,580,401	20,189,117	(15,369,968)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,328,711)	(116,521)	(1,558,855)	151,219
Net realized and unrealized gain (loss) on investments	3,100,540	16,475,809	21,593,117	(15,198,340)
Realized losses on extinguishment of debt	(1,552,140)	-	(1,552,140)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,941,661	$21,810,521	$28,990,173	$(845,313)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.71	$1.95	$2.59	$(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,175,436	11,207,142	11,172,787	11,212,315

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2021	August 31, 2020
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$8,949,196	$14,353,027
Net realized gain from investments	3,411,738	20,409
Realized losses on extinguishment of debt	(1,552,140)	-
Income tax (provision) benefit from realized gain on investments	(448,883)	-
Net change in unrealized appreciation (depreciation) on investments	20,189,117	(15,369,968)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,558,855)	151,219
Net increase (decrease) in net assets resulting from operations	28,990,173	(845,313)

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(9,709,800)	(4,487,015)
Net decrease in net assets from shareholder distributions	(9,709,800)	(4,487,015)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	157,040	-
Stock dividend distribution	1,742,614	774,990
Repurchases of common stock	(1,252,143)	(1,550,417)
Repurchase fees	(992)	(1,740)
Offering costs	(817)	-
Net increase in net assets from capital share transactions	645,702	(777,167)
Total increase (decrease) in net assets	19,926,075	(6,109,495)
Net assets at beginning of period	304,185,770	304,286,853
Net assets at end of period	$324,111,845	$298,177,358

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2021	August 31, 2020
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$28,990,173	$(845,313)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(1,905,423)	846,330
Net accretion of discount on investments	(884,936)	(605,955)
Amortization of deferred debt financing costs	1,023,062	622,164
Realized losses on extinguishment of debt	1,552,140	-
Income tax expense (benefit)	30,964	(1,444)
Net realized (gain) loss from investments	(3,411,738)	(20,409)
Net change in unrealized (appreciation) depreciation on investments	(20,189,117)	15,369,968
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	1,558,855	(151,219)
Proceeds from sales and repayments of investments	149,787,188	32,632,779
Purchases of investments	(235,180,617)	(70,707,731)
(Increase) decrease in operating assets:
Interest receivable	(891,097)	413,938
Due from affiliate	2,719,000	-
Management and incentive fee receivable	(329,730)	(11,915)
Other assets	(60,140)	61,775
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	4,868,310	(12,061,368)
Accounts payable and accrued expenses	1,010,580	103,461
Interest and debt fees payable	(177,519)	53,271
Directors fees payable	(70,500)	(2,000)
Excise tax payable	(691,672)	-
Due to manager	29,675	(247,861)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(72,222,542)	(34,551,529)

Financing activities
Borrowings on debt	87,500,000	20,000,000
Paydowns on debt	(73,500,000)	-
Issuance of notes	175,000,000	48,125,000
Repayments of notes	(60,000,000)	-
Payments of deferred debt financing costs	(5,569,027)	(2,364,458)
Premium on debt issuance, 4.375% notes 2026	1,250,000	-
Proceeds from issuance of common stock	157,040	-
Payments of cash dividends	(7,967,186)	(3,712,025)
Repurchases of common stock	(1,252,143)	(1,550,417)
Repurchases fees	(992)	(1,740)
Payments of offering costs	(817)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	115,616,875	60,496,360
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	43,394,333	25,944,831
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	29,915,074	39,450,352
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$73,309,407	$65,395,183

Supplemental information:
Interest paid during the period	$8,679,552	$5,216,888
Cash paid for taxes	703,158	13,830
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	1,905,423	(846,330)
Net accretion of discount on investments	884,936	605,955
Amortization of deferred debt financing costs	1,023,062	622,164
Stock dividend distribution	1,742,614	774,990

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2021

(unaudited)

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 163.5% (b)
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$531,247	0.2%
		Total Consumer Products			1,589,630	531,247	0.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	475,698	3,258,360	1.0%
		Total Corporate Education Software			475,698	3,258,360	1.0%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,497,689	6,630,383	2.0%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$2,150,000	2,130,984	2,174,725	0.7%
		Total Dental Practice Management			8,628,673	8,805,108	2.7%
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,910,371	14,140,000	4.4%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,947,336	7,070,000	2.2%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,567,171	0.8%
		Total Dental Practice Management Software			22,857,707	23,777,171	7.4%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$18,500,000	18,475,029	16,141,250	5.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	508,955	0.2%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	3,334,832	1.0%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$25,695,971	25,523,797	25,988,906	8.0%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$16,000,000	15,864,040	15,840,000	4.9%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$-	-	-	0.0%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	250,000	0.1%
		Total Education Services			61,362,770	62,063,943	19.2%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,064	3,969,291	6,217,585	1.9%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,160,000	17,160,000	17,160,000	5.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	747,032	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	193,081	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,946,581	5,000,000	1.5%
GoReact	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$2,000,000	2,000,000	2,000,000	0.6%
		Total Education Software			28,480,059	31,317,698	9.6%
Top Gun Pressure Washing, LLC	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 12/31/2025	8/12/2019	$5,000,000	4,964,713	4,956,500	1.5%
Top Gun Pressure Washing, LLC (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 12/31/2025	8/12/2019	$5,500,000	5,450,772	5,452,150	1.8%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	307,180	0.1%
		Total Facilities Maintenance			10,903,633	10,715,830	3.4%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,980,638	3,033,900	0.9%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	975,088	988,839	0.3%
		Total Field Service Management			3,955,726	4,022,739	1.2%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	470,147	0.1%
		Total Financial Services			250,000	470,147	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	624,713	0.2%
		Total Healthcare Products Manufacturing			380,353	624,713	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	903,096	0.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,963,054	10,059,000	3.1%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,968,772	6,035,400	1.9%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.75%), 8.75% Cash, 1/31/2025	1/31/2017	$25,000,000	24,878,938	25,000,000	7.7%
		Total Healthcare Services			41,210,764	41,997,496	13.0%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,241	2,310,929	2,875,793	0.9%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 8.25% Cash, 1/31/2026	4/15/2019	$36,000,000	35,669,821	35,899,200	11.1%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 8.25% Cash, 1/31/2026	4/15/2019	$12,000,000	11,922,307	11,966,400	3.7%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$23,125,000	22,909,487	22,974,688	7.1%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	381,456	381,456	433,543	0.1%
		Total Healthcare Software			73,194,000	74,149,624	22.9%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	209,500	0.1%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/31/2022	3/26/2014	$5,141,413	5,141,413	5,205,680	1.6%
		Total Healthcare Supply			5,649,490	5,415,180	1.7%
Book4Time, Inc. (a)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,108,872	3,137,144	1.0%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	$200,000	156,826	211,273	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,798,140	15,798,140	10,837,346	3.3%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,976,412	2,985,000	0.9%
		Total Hospitality/Hotel			22,040,250	17,170,763	5.3%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$20,000,000	19,819,474	19,952,000	6.2%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$-	-	-	0.0%
		Total HVAC Services and Sales			19,819,474	19,952,000	6.2%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 8.00% Cash, 3/6/2025	3/6/2013	$5,596,946	5,596,946	5,596,946	1.7%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,273,252	0.7%
		Total Industrial Products			5,596,946	7,870,198	2.4%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$33,000,000	32,826,640	33,000,000	10.2%
		Total IT Services			32,826,640	33,000,000	10.2%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,129,007	12,385,440	3.8%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,968,203	5,076,000	1.6%
		Total Marketing Services			17,097,210	17,461,440	5.4%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 6.25% Cash, 8/26/2026	8/26/2021	$15,000,000	14,850,218	14,850,000	4.6%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,000,000	0.9%
		Total Mentoring Software			17,850,218	17,850,000	5.5%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash/1.00% PIK, 5/29/2023	5/29/2018	$8,209,323	8,158,925	8,142,007	2.5%
		Total Non-profit Services			8,158,925	8,142,007	2.5%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,291,750	1.0%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	330,018	0.1%
		Total Office Supplies			3,700,000	3,621,768	1.1%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$17,500,000	17,482,760	17,314,500	5.2%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$-	-	-	0.0%
		Total Payroll Services			17,482,760	17,314,500	5.2%
Lexipol, LLC (h), (i)	Public Safety/Local Government Software	Series A Preferred Stock	3/30/2021	105	10,516,900	10,516,759	3.2%
		Total Public Safety/Local Government Software			10,516,900	10,516,759	3.2%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,883,370	14,002,800	4.3%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,972,260	3,000,600	0.8%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,268,298	0.4%
		Total Real Estate Services			17,926,931	18,271,698	5.5%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,758,622	2,758,622	2,687,649	0.8%
		Total Restaurant			2,758,622	2,687,649	0.8%
Pepper Palace, Inc.	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$34,000,000	33,662,362	33,660,000	10.3%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	1,000,000	0.2%
		Total Specialty Food Retailer			34,662,362	34,660,000	10.5%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,824,985	24,715,599	7.5%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	950,600	0.3%
		Total Sports Management			26,824,985	25,666,199	7.8%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	1,281,900	0.4%
		Total Staffing Services			100,000	1,281,900	0.4%
Jobvite, Inc. (d)	Talent Acquisition Software	Second Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/6/2027	7/6/2021	$20,000,000	19,825,000	19,826,000	6.1%
		Total Talen Acquisition Software			19,825,000	19,826,000	6.1%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,992,308	8,999,999	2.8%
		Total Waste Services			8,992,308	8,999,999	2.8%
Sub Total Non-control/Non-affiliate investments					525,118,034	531,442,136	163.5%
Affiliate investments - 17.3% (b)
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.00% Cash, 5/20/2026	5/20/2021	$18,700,000	18,515,545	18,513,000	5.7%
Artemis Wax Corp. (f) (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	1,500,000	0.5%
Artemis Wax Corp. (f) (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,175	5,175,211	5,175,212	1.6%
		Total Consumer Services			25,190,756	25,188,212	7.8%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC(f)	Employee Collaboration Software	First Lien Term Loan (3 USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$5,500,000	5,445,000	5,445,000	1.7%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Delayed Draw Term Loan (3 USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,000,000	0.6%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	2,000,000	0.6%
		Total Employee Collaboration Software			9,445,000	9,445,000	2.9%
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+9.00%), 10.00% Cash, 12/31/2025	11/17/2016	$7,000,000	6,988,553	7,000,000	2.2%
GreyHeller LLC (d), (f), (j)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+9.00%), 10.00% Cash, 12/31/2025	10/19/2020	$6,250,000	6,195,055	6,250,000	1.8%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	8,566,173	2.6%
		Total Cyber Security			14,033,608	21,816,173	6.6%
Sub Total Affiliate investments					48,669,364	56,449,385	17.3%
Control investments - 24.1% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,382,517	5,355,321	5,414,274	1.6%
Netreo Holdings, LLC (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	5/26/2020	$10,337,632	10,242,097	10,398,624	3.2%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	17,957,123	5.5%
		Total IT Services			23,941,918	33,770,021	10.3%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 14.22%, 4/20/2033	1/22/2008	$111,000,000	34,504,888	35,060,814	10.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.12%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	9,375,000	3.0%
		Total Structured Finance Securities			43,879,888	44,435,814	13.8%
Sub Total Control investments					67,821,806	78,205,835	24.1%
TOTAL INVESTMENTS - 204.9% (b)					$641,609,204	$666,097,356	204.9%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 22.6% (b)
U.S. Bank Money Market (l)	73,309,407	$73,309,407	$73,309,407	22.6%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	73,309,407	$73,309,407	$73,309,407	22.6%

(a)	Represents an ineligible investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of August 31, 2021 non-qualifying assets represent 7.2% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $324,111,845 as of August 31, 2021.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 14.22% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the six months ended August 31, 2021 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$25,013,000	$-	$521,897	$-	$-	$(2,544)
Axero Holdings, LLC	9,445,000	-	105,875	-	-	-
GreyHeller LLC	3,960,000	-	649,248	-	-	4,679,996
Total	$38,418,000	$-	$1,277,020	$-	$-	$4,677,452

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2021 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$10,076,667	$-	$806,671	$-	$-	$4,240,497
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	2,415,144	1,632,854	-	2,952,837
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	-	(17,875,000)	814,431	-	-	(454,025)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	8,500,000	(8,500,000)	4,786	-	(139,867)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	9,375,000	-	60,700	-	-	-
Total	$27,951,667	$(26,375,000)	$4,101,732	$1,632,854	$(139,867)	$6,739,309

(h)	Non-income producing at August 31, 2021.

(i)	Includes securities issued by an affiliate of the Company.

(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2021. (see Note 8 to the consolidated financial statements).

(k)	As of August 31, 2021, there were no investments was on non-accrual status. (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2021.

LIBOR - London Interbank Offered Rate

1M USD LIBOR - The 1 month USD LIBOR rate as of August 31, 2021 was 0.08%.

3M USD LIBOR - The 3 month USD LIBOR rate as of August 31, 2021 was 0.12%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021*

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 156.6% (b)
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$475,116	0.2%
		Total Consumer Products			1,589,630	475,116	0.2%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	181,240	0.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	181,240	0.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	1,050,000	1,050,000	0.3%
		Total Corporate Education Software			1,050,000	1,050,000	0.3%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	7/5/2018	$5,000,000	4,972,250	5,050,000	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	1/3/2020	$5,000,000	4,980,871	5,050,000	1.7%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	3,164,579	1.0%
		Total Corporate Governance			10,953,121	13,264,579	4.4%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,491,331	6,489,450	2.1%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$650,000	644,419	643,500	0.2%
		Total Dental Practice Management			7,135,750	7,132,950	2.3%
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,895,777	14,278,600	4.7%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,938,964	7,139,300	2.3%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,240,946	0.7%
		Total Dental Practice Management Software			22,834,741	23,658,846	7.7%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$16,000,000	15,998,379	13,499,200	4.4%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	1,011,596	0.3%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$25,947,024	25,748,711	25,874,372	8.5%
		Total Education Services			42,497,090	40,385,168	13.2%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$43,500,000	43,204,446	43,630,500	14.3%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	3,069,267	1.0%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,247,500	17,247,500	17,357,884	5.7%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	725,726	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	185,553	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,940,297	5,100,000	1.7%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$17,835,914	17,745,629	18,021,407	5.9%
		Total Education Software			86,010,523	88,090,337	28.9%
Top Gun Pressure Washing, LLC	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,961,639	4,491,500	1.5%
Top Gun Pressure Washing, LLC (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,810,198	1,639,397	0.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	62,552	0.0%
		Total Facilities Maintenance			7,259,985	6,193,449	2.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,977,590	3,030,000	1.0%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	974,399	987,568	0.3%
		Total Field Service Management			3,951,989	4,017,568	1.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	418,531	0.1%
		Total Financial Services			250,000	418,531	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	566,592	0.2%
		Total Healthcare Products Manufacturing			380,353	566,592	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,415,301	0.5%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,955,177	10,059,000	3.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,961,748	6,035,400	2.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.75%), 8.75% Cash, 1/31/2025	1/31/2017	$25,000,000	24,871,639	24,900,000	8.2%
		Total Healthcare Services			41,188,564	42,409,701	14.0%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,572,002	0.8%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,956,593	6,060,000	2.0%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,914,035	12,120,000	4.0%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$8,000,000	7,924,230	7,920,000	2.6%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	300,000	300,000	300,000	0.1%
		Total Healthcare Software			28,094,858	28,972,002	9.5%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	280,346	0.1%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 6/28/2021	3/26/2014	$5,141,413	5,141,413	5,141,413	1.7%
		Total Healthcare Supply			5,649,490	5,421,759	1.8%
Book4Time, Inc. (a)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,105,788	3,105,152	1.0%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	156,826	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,767,918	15,767,918	10,788,409	3.5%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,973,387	3,030,000	1.0%
		Total Hospitality/Hotel			22,003,919	17,080,387	5.6%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$7,000,000	6,932,689	6,950,300	2.3%
Granite Comfort, LP	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$8,000,000	7,922,181	7,943,200	2.6%
		Total HVAC Services and Sales			14,854,870	14,893,500	4.9%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$7,021,046	7,021,046	7,021,046	2.3%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,025,598	0.7%
		Total Industrial Products			7,021,046	9,046,644	3.0%
CLEO Communications Holding, LLC (d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$14,073,964	14,064,807	14,176,704	4.7%
CLEO Communications Holding, LLC (d), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,451,756	20,388,504	20,601,054	6.8%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$23,000,000	22,865,749	23,089,700	7.6%
		Total IT Services			57,319,060	57,867,458	19.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,116,232	12,322,000	4.1%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,960,820	5,050,000	1.7%
		Total Marketing Services			17,077,052	17,372,000	5.8%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,470,787	5,554,450	1.8%
		Total Non-profit Services			5,470,787	5,554,450	1.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,287,460	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	322,853	0.1%
		Total Office Supplies			3,700,000	3,610,313	1.2%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$18,000,000	17,981,413	17,368,200	5.7%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$1,000,000	994,557	964,900	0.3%
		Total Payroll Services			18,975,970	18,333,100	6.0%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,189,591	7,395,000	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$4,876,322	4,838,617	4,973,850	1.6%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	122,578	365,914	2,208,681	0.7%
		Total Property Management			12,394,122	14,577,531	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,873,317	13,952,400	4.6%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,970,361	2,989,800	1.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,090,002	0.4%
		Total Real Estate Services			17,914,979	18,032,202	6.0%
TMAC Acquisition Co., LLC (k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,911	0.7%
		Total Restaurant			2,261,017	2,140,911	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,800,743	24,525,800	8.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	943,300	0.3%
		Total Sports Management			26,800,743	25,469,100	8.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	924,509	0.3%
		Total Staffing Services			100,000	924,509	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,981,436	9,000,000	3.0%
		Total Waste Services			8,981,436	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					478,588,197	476,139,943	156.6%

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 4.3% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	11/17/2016	$7,000,000	6,988,549	7,000,000	2.3%
GreyHeller LLC (d), (f), (j)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	10/19/2020	$2,250,000	2,233,173	2,250,000	0.7%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	3,924,291	1.3%
		Total Cyber Security			10,071,722	13,174,291	4.3%
Sub Total Affiliate investments					10,071,722	13,174,291	4.3%
Control investments - 21.4% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,296,555	5,268,156	5,349,521	1.8%
Netreo Holdings, LLC (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2020	5/26/2020	$1,223,203	1,213,962	1,235,435	0.4%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	8,634,768	2.8%
		Total IT Services			9,632,118	15,219,724	5.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 11.72%, 1/20/2030	1/22/2008	$111,000,000	33,846,643	31,449,732	10.3%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.19%, 4/20/2033	2/26/2021	$17,875,000	17,875,000	18,329,025	6.1%
		Total Structured Finance Securities			51,721,643	49,778,757	16.4%
Sub Total Control investments					61,353,761	64,998,481	21.4%
TOTAL INVESTMENTS - 182.2% (b)					$550,013,680	$554,312,715	182.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 6.2% (b)
U.S. Bank Money Market (l)	18,828,047	$18,828,047	$18,828,047	6.2%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	18,828,047	$18,828,047	$18,828,047	6.2%

*	Certain reclassifications have been made to previously reported Non-control/Non-affiliate and Affiliate groups to show results on a consistent basis across periods.

(a)	Represents an ineligible investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. As of February 28, 2021 non-qualifying assets represent 9.5% of the Company’s portfolio at fair value. As a BDC, the Company can only invest 30% of its portfolio in non-qualifying assets.

(b)	Percentages are based on net assets of $304,185,770 as of February 28, 2021.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 11.72% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the Investment Company Act, this portfolio company is an Affiliate as we own between 5.0% and 25.0% of the voting securities. Transactions during the year ended February 28, 2021 in which the issuer was an Affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$-	$(2,309,806)	$172,626	$-	$(8,726,013)	$7,745,228
GreyHeller LLC	2,227,500	-	987,969	-	-	942,175
Total	$2,227,500	$(2,309,806)	$1,160,595	$-	$(8,726,013)	$8,687,403

(g)	As defined in the Investment Company Act, we “Control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2021 in which the issuer was both an Affiliate and a portfolio company that we Control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$-	$738,012	$-	$-	$1,832,136
Saratoga Investment Corp. CLO 2013-1, Ltd.	14,000,000	-	3,535,591	2,507,626	-	(1,433,723)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	(2,500,000)	237,163	-	-	22,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	17,875,000	-	15,187	-	-	454,025
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	(7,500,000)	805,759	-	-	65,250
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	22,500,000	(25,000,000)	679,926	-	-	295,459
Total	$55,563,000	$(35,000,000)	$6,011,638	$2,507,626	$-	$1,235,147

(h)	Non-income producing at February 28, 2021.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2021. (see Note 8 to the consolidated financial statements).

(k)	As of February 28, 2021, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2021.

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

August 31, 2021

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), Saratoga Investment Funding II, LLC, SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the three months ended August 31, 2021.

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

As of August 31, 2021, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2021	August 31, 2020
Cash and cash equivalents	$60,268,602	$39,052,320
Cash and cash equivalents, reserve accounts	13,040,805	26,342,863
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$73,309,407	$65,395,183

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2021, there were no investments on non-accrual status. At February 28, 2021, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

Dividend Income

Dividends received are recorded in the consolidated statements of operations when earned.

Structuring and Advisory Fee Income

Structuring and advisory fee income represents various fee income earned and received performing certain investment structuring and advisory activities during the closing of new investments.

Other Income

Other income includes prepayment income fees, and origination, monitoring, administration and amendment fees and is recorded in the consolidated statements of operations when earned.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2021, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2018, 2019, 2020 and 2021 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2021 and February 28, 2021, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2021 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$493,593	$493,593
Second lien term loans	-	-	44,868	44,868
Unsecured term loans	-	-	2,688	2,688
Structured finance securities	-	-	44,436	44,436
Equity interests	-	-	80,512	80,512
Total	$-	$-	$666,097	$666,097

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2021 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2021	$440,456	$24,930	$2,141	$49,779	$37,007	$554,313
Payment-in-kind and other adjustments to cost	389	30	498	658	331	1,906
Net accretion of discount on investments	874	10	-	-	-	884
Net change in unrealized appreciation (depreciation) on investments	285	73	49	2,499	17,283	20,189
Purchases	173,018	19,825	-	-	42,338	235,181
Sales and repayments	(121,429)	-	-	(8,360)	(19,998)	(149,787)
Net realized gain (loss) from investments	-	-	-	(140)	3,551	3,411
Balance as of August 31, 2021	$493,593	$44,868	$2,688	$44,436	$80,512	$666,097
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$1,790	$73	$49	$2,952	$16,605	$21,469

Purchases, payment-in-kind and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the six months ended August 31, 2021.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2020 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2020	$346,233	$73,570	$4,346	$32,470	$29,013	$485,632
Payment-in-kind and other adjustments to cost	408	943	-	(2,197)	-	(846)
Net accretion of discount on investments	431	175	-	-	-	606
Net change in unrealized appreciation (depreciation) on investments	(12,446)	(1,393)	(324)	823	(2,030)	(15,370)
Purchases	64,899	-	2,500	-	3,309	70,708
Sales and repayments	(9,633)	(23,000)	-	-	-	(32,633)
Net realized gain (loss) from investments	20	-	-	-	-	20
Balance as of August 31, 2020	$389,912	$50,295	$6,522	$31,096	$30,292	$508,117
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the period	$(12,211)	$(1,345)	$(324)	$822	$(2,028)	$(15,086)

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the six months ended August 31, 2020.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2021 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$493,593	Market Comparables	Market Yield (%)	6.0% - 18.7%	9.2%
			EBITDA Multiples (x)	6.5x	6.5x
			Revenue Multiples (x)	3.5x - 6.7x	5.8x
Second lien term loans	44,868	Market Comparables	Market Yield (%)	8.7% - 28.0%	19.9%
			EBITDA Multiples (x)	7.5x	7.5x
Unsecured term loans	2,688	Market Comparables	Market Yield (%)	16.7%	16.7%
Structured finance securities	44,436	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	14.3%
			Recovery Rate (%)	35% - 70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	80,512	Enterprise Value Waterfall	EBITDA Multiples (x)	3.3x - 20.0x	13.0x
			Revenue Multiples (x)	1.0x - 11.7x	6.5x
Total	$666,097

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of August 31, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$494,441	77.1%	$493,593	74.1%
Second lien term loans	49,757	7.8	44,868	6.7
Unsecured term loans	2,759	0.4	2,688	0.4
Structured finance securities	43,880	6.8	44,436	6.7
Equity interests	50,772	7.9	80,512	12.1
Total	$641,609	100.0%	$666,097	100.0%

The composition of our investments as of February 28, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$441,590	80.3%	$440,456	79.5%
Second lien term loans	29,891	5.4	24,930	4.4
Unsecured term loans	2,261	0.4	2,141	0.4
Structured finance securities	51,722	9.4	49,779	9.0
Equity interests	24,550	4.5	37,007	6.7
Total	$550,014	100.0%	$554,313	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on inputs about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2021. The inputs at August 31, 2021 for the valuation model include:

●	Default rate: 2%

●	Recovery rate: 35% -70%

●	Discount rate: 10% – 15%

●	Prepayment rate: 20%

●	Reinvestment rate / price: L+365bps / $99.25

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of August 31, 2021.

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

Saratoga Investment Corp. CLO 2013-1, Ltd.

The Company has a collateral management agreement with Saratoga CLO, pursuant to which the Company acts as its collateral manager. The Saratoga CLO invests primarily in senior secured first lien term loans. The Company also holds an investment in the subordinated note and Class F-2-R-3 Notes of the Saratoga CLO.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of August 31, 2021 the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

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

For the three months ended August 31, 2021 and August 31, 2020, we accrued management fee income of $0.8 million and $0.6 million, respectively, and interest income of $1.3 million and $0.7 million, respectively, from the subordinated notes of Saratoga CLO.

For the six months ended August 31, 2021 and August 31, 2020, we accrued management fee income of $1.6 million and $1.3 million, respectively, and interest income of $2.4 million and $1.4 million, respectively, from the subordinated notes of the Saratoga CLO.

As of August 31, 2021, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $35.1 million and $9.4 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2021, Saratoga CLO had investments with a principal balance of $658.7 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of August 31, 2021, the present value of the projected future cash flows of the subordinated notes was approximately $35.6 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date the Company has since received distributions of $68.4 million, management fees of $27.0 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2021 (unaudited) and February 28, 2021 and for the three and six months ended August 31, 2021 (unaudited) and August 31, 2020 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2021	February 28, 2021
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $650,634,393 and $594,722,350, respectively)	$646,261,753	$591,518,866
Equities at fair value (amortized cost of $0 and $527,124, respectively)	-	501,175
Total investments at fair value (amortized cost of $650,634,393 and $595,249,474, respectively)	646,261,753	592,020,041
Cash and cash equivalents	11,897,501	114,145,406
Receivable from open trades	8,802,545	1,901,754
Interest receivable (net of reserve of $38,766 and $35,000, respectively)	1,987,100	1,497,333
Prepaid expenses and other assets	37,581	118,868
Total assets	$668,986,480	$709,683,402

LIABILITIES
Interest payable	$1,695,146	$124,233
Payable from open trades	22,634,199	66,298,568
Accrued base management fee	72,876	6,930
Accrued subordinated management fee	291,500	27,715
Accounts payable and accrued expenses	69,769	809,760
Due to Affiliate	-	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(280,236)	(292,368)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,911,336)	(3,037,380)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	17,875,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	-
Deferred debt financing costs	(2,181,854)	(2,276,780)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(46,045,896)	(48,039,412)
Total liabilities	$695,344,168	$738,221,266
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(26,357,938)	(28,538,114)
Total net assets	(26,357,688)	(28,537,864)
Total liabilities and net assets	$668,986,480	$709,683,402

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
INVESTMENT INCOME
Total interest from investments	$7,866,198	$6,437,801	15,613,938	13,651,290
Interest from cash and cash equivalents	119	214	691	3,501
Other income	200,320	184,969	517,377	294,610
Total investment income	8,066,637	6,622,984	16,132,006	13,949,401
EXPENSES
Interest and debt financing expenses	5,569,557	5,769,357	10,405,734	13,057,925
Base management fee	162,925	126,481	326,571	252,002
Subordinated management fee	651,697	505,921	1,306,283	1,008,006
Professional fees	109,691	94,782	145,357	183,272
Trustee expenses	121,329	53,876	121,329	105,734
Other expense	54,156	12,228	113,939	40,280
Total expenses	6,669,355	6,562,645	12,419,213	14,647,219
NET INVESTMENT INCOME (LOSS)	1,397,282	60,339	3,712,793	(697,818)

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	175,669	(4,338,586)	(389,425)	(6,142,470)
Net change in unrealized depreciation on investments	(662,095)	26,457,779	(1,143,192)	(5,117,650)
Net realized and unrealized gain (loss) on investments	(486,426)	22,119,193	(1,532,617)	(11,260,120)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$910,856	$22,179,532	$2,180,176	$(11,957,938)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2021

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-					32,832	-	$-
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	First Lien	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	$2,049,649	$2,038,765	1,969,589
ADMI Corp.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.83%	4/30/2025	1,940,276	1,934,594	1,901,742
Adtalem Global Education Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/12/2028	2,000,000	1,980,113	2,001,500
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,169,960	3,152,537	3,059,012
Agiliti Health Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	488,750	488,750	485,392
Agiliti Health Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	384,464	381,210	382,542
AHEAD DB Holdings, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	10/18/2027	3,000,000	2,892,517	3,004,830
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	First Lien	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,477,269	1,471,586	1,476,043
AIS HoldCo, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	8/15/2025	5,177,380	5,032,236	5,073,832
Alchemy Copyrights, LLC	Media: Diversified & Production	First Lien	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	3/10/2028	496,256	493,056	495,016
Alchemy US Holdco 1, LLC	Metals & Mining	First Lien	Loan	1M USD LIBOR+	5.50%	0.00%	5.58%	10/10/2025	1,654,803	1,638,753	1,638,255
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	2/4/2028	249,375	248,779	247,781
Alkermes, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	3/12/2026	498,750	497,607	496,256
Allen Media, LLC(a)	Media: Diversified & Production	First Lien	Loan	3M USD LIBOR+	5.50%	0.00%	0.00%	2/10/2027	-	(7,143)	(8,571)
Allen Media, LLC	Media: Diversified & Production	First Lien	Loan	3M USD LIBOR+	5.50%	0.00%	5.68%	2/10/2027	785,714	777,857	776,286
Allen Media, LLC	Media: Diversified & Production	First Lien	Loan	2M USD LIBOR+	5.50%	0.00%	5.65%	2/10/2027	2,962,027	2,950,747	2,926,483
Alliant Holdings I, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/6/2027	498,950	498,280	498,891
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,219,309	1,016,107
Altium Packaging LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2028	498,750	496,360	494,386
Altra Industrial Motion Corp.	Capital Equipment	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.08%	10/1/2025	1,388,059	1,385,957	1,374,525
American Greetings Corporation	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	3,578,958	3,576,900	3,582,537
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.10%	3/18/2027	1,485,160	1,477,210	1,477,734
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	1,990,000	1,965,359	1,969,821

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Anastasia Parent LLC	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.90%	8/11/2025	972,500	969,575	802,313
Anchor Glass Container Corporation	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	477,600	476,664	439,855
Anchor Packaging, LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	7/18/2026	992,405	983,623	987,443
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	6.00%	0.75%	6.75%	5/24/2027	3,000,000	2,940,000	3,000,000
AP Core Holdings II LLC	High Tech Industries	First Lien	Loan	3M USD LIBOR+	5.50%	0.75%	6.25%	7/21/2027	2,000,000	1,970,000	1,980,840
AP Core Holdings II LLC	High Tech Industries	First Lien	Loan	3M USD LIBOR+	5.50%	0.75%	6.25%	7/21/2027	500,000	492,500	495,000
APi Group DE, Inc. (J2 Acquisition)	Services: Business	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	10/1/2026	950,000	946,347	940,206
APLP Holdings Limited Partnership	Energy: Electricity	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	5/14/2027	986,486	977,051	987,720
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	5/15/2026	2,984,772	2,948,354	2,932,538
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/6/2028	997,500	987,973	990,019
AppLovin Corporation	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.33%	8/15/2025	994,898	994,898	991,167
Aramark Corporation	Services: Consumer	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	1/15/2027	2,468,750	2,395,893	2,416,289
Aramark Corporation	Services: Consumer	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	4/1/2028	1,995,000	1,985,419	1,981,035
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,338,966	3,182,212
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.33%	10/1/2025	2,448,721	2,442,363	2,430,356
ARISTOCRAT LEISURE LIMITED	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	10/19/2024	990,000	975,506	990,495
Asplundh Tree Expert, LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	9/7/2027	992,500	988,177	985,215
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	2/12/2027	1,000,000	1,000,000	997,500
Asurion, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.13%	0.00%	3.21%	11/3/2023	282,351	281,316	279,233
Asurion, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.33%	12/18/2026	3,010,239	2,998,091	2,950,515
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	First Lien	Loan	3M USD LIBOR+	2.00%	0.00%	2.15%	3/12/2028	1,975,000	1,970,229	1,969,450
Avaya, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.35%	12/15/2027	1,755,766	1,746,665	1,756,714

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avaya, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.10%	12/15/2027	1,000,000	1,000,000	1,000,140
Avison Young (Canada) Inc	Services: Business	First Lien	Loan	3M USD LIBOR+	6.00%	0.00%	6.12%	1/31/2026	3,423,552	3,383,416	3,375,040
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	First Lien	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	884,597	993,850
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	First Lien	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	12/1/2027	497,500	492,997	497,112
B&G Foods, Inc.	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	10/10/2026	706,458	701,247	705,575
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	11/19/2026	1,477,500	1,443,206	1,451,023
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	10/14/2027	1,245,000	1,231,069	1,239,559
BALL METALPACK, LLC (PE Spray)	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	4.50%	0.00%	4.62%	7/25/2025	3,884,862	3,873,359	3,854,521
Bass Pro Group, LLC	Retail	First Lien	Loan	6M USD LIBOR+	4.25%	0.75%	5.00%	3/6/2028	995,000	990,164	998,313
Belfor Holdings Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.08%	4/6/2026	249,364	249,074	249,052
Belron Finance US LLC	Automotive	First Lien	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	4/13/2028	1,995,000	1,975,906	1,992,506
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	4/23/2026	994,937	988,200	982,500
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	4/23/2026	1,487,509	1,477,399	1,478,212
Blount International, Inc.	Forest Products & Paper	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	4/12/2023	1,401,319	1,403,478	1,400,814
Blucora, Inc.	Services: Consumer	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,447,283	2,440,931	2,450,342
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	2.50%	0.00%	2.65%	3/4/2028	997,500	995,152	987,525
Bombardier Recreational Products, Inc.	Consumer goods: Durable	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	5/24/2027	1,477,550	1,467,547	1,461,297
Boxer Parent Company, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.83%	10/2/2025	525,872	525,872	522,201
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	4.25%	0.00%	4.39%	9/5/2025	972,500	969,591	966,422
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.60%	3/5/2026	997,500	997,500	991,405
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.08%	1/22/2027	2,994,268	2,988,243	2,949,025
Brookfield WEC Holdings Inc.	Energy: Electricity	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,485,000	1,487,451	1,471,769

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Buckeye Partners, L.P.	Utilities: Oil & Gas	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.35%	11/1/2026	1,980,038	1,966,762	1,957,148
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	2,500,000	2,476,121	2,487,500
Cable & Wireless Communications Limited	Telecommunications	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.33%	1/31/2028	4,000,000	3,985,723	3,957,520
Callaway Golf Company	Retail	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.59%	1/4/2026	686,250	676,663	687,966
CareerBuilder, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	5,393,388	5,200,819	5,029,334
CareStream Health, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,236,938	2,233,676	2,245,326
Casa Systems, Inc	Telecommunications	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,398,625	1,393,530	1,389,450
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.90%	1/27/2027	1,988,502	1,976,281	1,959,232
CBI BUYER, INC.	Consumer goods: Durable	First Lien	Loan	2M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	1,000,000	997,848	993,130
CCI Buyer, Inc	Telecommunications	First Lien	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	12/17/2027	249,375	247,104	249,844
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/5/2028	997,500	992,638	1,001,241
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	5.50%	0.00%	5.58%	9/25/2025	2,437,500	2,421,781	2,384,679
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	First Lien	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	6/29/2026	3,000,000	2,970,549	3,006,660
CENTURI GROUP, INC.	Construction & Building	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	8/18/2028	1,000,000	990,000	995,830
CenturyLink, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.33%	3/15/2027	3,949,950	3,943,833	3,898,916
Chemours Company, (The)	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/3/2025	984,673	940,820	962,104
Churchill Downs Incorporated	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	3/17/2028	498,750	497,555	493,139
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	5/17/2028	1,000,000	990,271	998,330
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	2/2/2028	4,987,500	4,981,642	4,918,024
Clarios Global LP	Automotive	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.33%	4/30/2026	1,362,981	1,352,941	1,347,075
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	8/9/2026	2,982,298	2,961,119	2,982,298
CNT Holdings I Corp	Retail	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	11/8/2027	498,750	496,576	498,196
Cole Haan	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	5.50%	0.00%	5.62%	2/7/2025	937,500	930,883	890,625

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Columbus McKinnon Corporation	Capital Equipment	First Lien	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	5/14/2028	500,000	498,768	499,375
Compass Power Generation, LLC	Utilities: Electric	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,769,501	1,766,781	1,742,321
Connect Finco SARL	Telecommunications	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,962,500	2,827,213	2,959,419
Consolidated Communications, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/2/2027	714,005	704,465	713,876
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	3,318,182	3,275,957	3,282,246
Corelogic, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	6/2/2028	2,500,000	2,487,515	2,488,275
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.85%	3/2/2027	1,990,000	1,990,000	1,976,329
COWEN INC.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	6M USD LIBOR+	3.25%	0.00%	4.00%	3/12/2028	2,985,000	2,970,564	2,981,269
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	9/15/2027	500,000	499,415	500,415
Crown Subsea Communications Holding, Inc.	Construction & Building	First Lien	Loan	1M USD LIBOR+	5.00%	0.75%	5.75%	4/27/2027	2,691,781	2,665,904	2,706,370
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.35%	7/15/2025	1,944,163	1,928,046	1,914,300
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.35%	1/15/2026	487,500	486,761	479,403
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.60%	4/15/2027	492,500	492,500	485,905
CTS Midco, LLC	High Tech Industries	First Lien	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	1,990,000	1,936,163	1,990,000
Daseke Inc	Transportation: Cargo	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/5/2028	1,496,250	1,489,073	1,495,008
DCert Buyer, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.08%	10/16/2026	1,492,443	1,492,443	1,489,130
Dealer Tire, LLC	Automotive	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.33%	12/12/2025	2,955,000	2,949,495	2,946,135
Delek US Holdings, Inc.	Utilities: Oil & Gas	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.33%	3/31/2025	6,348,022	6,300,365	6,178,720
Dell International LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	1.75%	0.25%	2.00%	9/19/2025	2,517,723	2,515,771	2,516,564
Delta 2 (Lux) S.a.r.l.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	818,289	817,645	814,811
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	8/24/2026	3,426,407	2,938,384	2,131,499
Digital Room LLC	Media: Advertising, Printing & Publishing	First Lien	Loan	6M USD LIBOR+	5.00%	0.00%	5.20%	5/21/2026	2,940,000	2,915,287	2,887,315
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	5.00%	0.75%	5.75%	7/22/2027	4,000,000	3,960,166	3,997,720

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Dispatch Acquisition Holdings, LLC	Environmental Industries	First Lien	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/25/2028	500,000	495,298	498,440
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.83%	3/1/2028	6,500,000	6,451,506	6,463,470
DTZ U.S. Borrower, LLC	Construction & Building	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.83%	8/21/2025	3,895,737	3,883,752	3,850,936
EAB Global, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.60%	8/16/2028	1,000,000	995,000	992,710
EagleTree - Carbride Acquisition (Corsair Components)	Consumer goods: Durable	First Lien	Loan	Prime+	2.75%	1.00%	7.00%	8/28/2024	2,403,107	2,403,095	2,403,107
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	4/7/2028	2,221,875	2,213,381	2,208,833
Electrical Components Inter., Inc.	Capital Equipment	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	5.10%	6/26/2025	1,913,925	1,913,925	1,892,394
ELO Touch Solutions, Inc.	Media: Diversified & Production	First Lien	Loan	1M USD LIBOR+	6.50%	0.00%	6.59%	12/14/2025	2,383,602	2,297,744	2,383,602
Encapsys, LLC (Cypress Performance Group)	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	11/7/2024	489,712	486,540	488,948
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	5.00%	0.75%	5.75%	3/27/2028	2,358,934	2,349,479	2,286,845
Endure Digital, Inc.	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	2/10/2028	2,500,000	2,488,334	2,480,475
Ensemble RCM LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	8/3/2026	2,984,810	2,978,219	2,981,616
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.83%	10/10/2025	4,875,000	4,868,539	4,274,790
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	First Lien	Loan	2M USD LIBOR+	3.75%	0.00%	3.86%	2/18/2027	1,977,899	1,977,219	1,959,188
Finco I LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	6/27/2025	2,808,125	2,803,375	2,786,558
First Brands Group, LLC	Automotive	First Lien	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	3/30/2027	8,977,500	8,859,653	9,033,609
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	2.50%	0.00%	2.65%	2/1/2027	5,227,885	5,210,482	5,141,834
First Student Bidco Inc.	Transportation: Consumer	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/14/2028	730,392	725,158	724,505
First Student Bidco Inc.	Transportation: Consumer	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/14/2028	269,608	267,676	267,435
Fitness International, LLC (LA Fitness)	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,324,869	1,231,474
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.08%	7/3/2024	497,436	496,935	492,049
Franchise Group, Inc.	Services: Consumer	First Lien	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	3/10/2026	815,445	807,954	817,997

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	8/1/2025	4,376,239	4,354,501	4,343,417
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.33%	1/29/2027	1,980,000	1,976,171	1,948,379
Fusion Telecommunications International Inc.	Telecommunications	First Lien	Loan	6M USD LIBOR+	1.00%	2.00%	3.00%	7/14/2025	847,376	831,761	444,872
Garrett LX III S.a r.l.	Automotive	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/28/2028	1,500,000	1,492,791	1,490,625
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,442,722	2,424,564	2,436,615
General Nutrition Centers, Inc.	Retail	Second Lien	Loan	1M USD LIBOR+	6.00%	0.00%	6.20%	10/7/2026	362,697	362,697	327,878
Genesee & Wyoming, Inc.	Transportation: Cargo	First Lien	Loan	3M USD LIBOR+	2.00%	0.00%	2.15%	12/30/2026	1,481,250	1,475,581	1,464,586
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,943,378	3,691,910	3,672,271
GGP Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	8/27/2025	3,949,237	3,263,359	3,854,218
GI Chill Acquisition LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.90%	8/1/2025	3,927,404	3,905,897	3,907,767
Gigamon Inc.	Services: Business	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	12/27/2024	2,915,536	2,900,270	2,915,536
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	8/13/2025	4,376,250	4,375,524	3,982,388
Global Tel*Link Corporation	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.33%	11/29/2025	4,938,649	4,726,941	4,570,028
Go Daddy Operating Company, LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.85%	8/10/2027	1,989,950	1,989,950	1,970,667
Go Wireless Holdings, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	2,935,714	2,907,976	2,927,142
Goodyear Tire & Rubber Company, The	Chemicals, Plastics, & Rubber	Second Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	3/3/2025	3,000,000	2,941,442	2,956,260
Graham Packaging Co Inc	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/7/2027	977,212	970,886	972,453
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.33%	4/12/2024	3,053,462	3,033,355	3,042,011
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	2/24/2028	3,890,241	3,886,532	3,865,927
Guidehouse LLP (fka PricewaterhouseCoopers)	Aerospace & Defense	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.08%	5/1/2025	4,912,371	4,893,863	4,912,371
Harbor Freight Tools USA, Inc.	Retail	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	10/19/2027	3,491,206	3,468,009	3,476,927
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	4.75%	1.00%	5.75%	11/3/2023	1,262,555	1,259,517	1,186,802

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Helix Gen Funding, LLc	Energy: Electricity	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	236,269	236,103	228,368
Hillman Group Inc. (The) (New)	Consumer goods: Durable	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	4,156,118	4,145,829	4,131,015
Hillman Group Inc. (The) (New)(a)	Consumer goods: Durable	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	67,511	67,511	62,414
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	8/18/2025	3,570,000	3,560,052	3,541,940
Holley Purchaser, Inc	Automotive	First Lien	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	10/24/2025	2,437,500	2,422,379	2,430,383
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	1,683,873	1,678,145	1,677,558
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.08%	3/17/2028	5,985,000	5,928,126	5,891,993
Idera, Inc.	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	4,884,563	4,872,280	4,863,218
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2026	1,000,000	995,663	996,750
INFINITE BIDCO LLC	Wholesale	First Lien	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	3/2/2028	1,500,000	1,496,283	1,491,870
Ingram Micro Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	6/30/2028	1,500,000	1,485,154	1,502,250
Inmar Acquisition Sub, Inc.	Services: Business	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,403,858	3,352,030	3,399,603
Innophos, Inc.	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.58%	2/4/2027	493,750	491,769	491,489
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	First Lien	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	4/7/2028	2,500,000	2,476,039	2,493,750
Intermediate Dutch Holdings	Services: Business	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.10%	3/6/2028	1,246,875	1,246,739	1,244,282
Isagenix International, LLC	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,525,067	2,494,212	2,083,180
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	3/14/2025	2,957,262	2,936,383	2,883,331
J Jill Group, Inc	Retail	First Lien	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,574,907	1,573,417	1,338,671
Jane Street Group	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.83%	1/31/2028	3,980,000	3,973,671	3,920,300
Journey Personal Care Corp.	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/1/2028	1,000,000	995,144	1,001,880
JP Intermediate B, LLC	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,288,948	4,256,548	4,229,975
KAR Auction Services, Inc.	Automotive	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	9/19/2026	245,625	245,189	241,327
Kindred Healthcare, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.63%	7/2/2025	1,974,797	1,959,819	1,972,329
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	2/12/2026	1,496,250	1,488,906	1,493,916

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Kodiak BP, LLC	Construction & Building	First Lien	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	3/13/2028	498,750	496,345	496,670
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	4.75%	1.00%	5.75%	9/1/2027	497,500	486,581	496,256
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	305,396	292,231	306,007
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	600,713	502,453	578,937
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	797,461	494,069	684,485
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	814,236	169,100	510,257
Lealand Finance Company B.V.	Energy: Oil & Gas	First Lien	Loan	1M USD LIBOR+	1.00%	0.00%	1.08%	6/30/2025	329,748	329,748	144,815
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	477,500	476,669	453,878
LIAISON ACQUISITION, LLC	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/4/2028	995,000	992,679	995,000
Lifetime Brands, Inc	Consumer goods: Non-durable	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,694,077	2,669,386	2,675,569
Liftoff Mobile, Inc.	Media: Advertising, Printing & Publishing	First Lien	Loan	3M USD LIBOR+	3.50%	0.75%	4.25%	3/16/2028	995,000	990,347	991,269
Lightstone Generation LLC	Energy: Electricity	First Lien	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,413	980,913
Lightstone Generation LLC	Energy: Electricity	First Lien	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,532	55,325
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/21/2025	393,300	392,823	370,685
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/21/2025	98,325	98,206	92,671
Liquid Tech Solutions Holdings, LLC	Services: Business	First Lien	Loan	6M USD LIBOR+	4.75%	0.00%	5.50%	3/17/2028	1,000,000	995,194	997,500
LogMeIn, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	4.75%	0.00%	4.85%	8/31/2027	3,980,000	3,912,495	3,964,438
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	11/11/2026	1,226,534	1,224,262	1,216,722
MA FinanceCo LLC	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,443,632	2,436,332	2,449,741
MAGNITE, INC.	Services: Business	First Lien	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	4/28/2028	2,000,000	1,942,141	1,985,000
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	8/29/2025	1,317,074	1,317,074	1,287,440
Match Group, Inc, The	Services: Consumer	First Lien	Loan	3M USD LIBOR+	1.75%	0.00%	1.87%	2/15/2027	250,000	249,529	247,438

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.58%	2/28/2025	3,409,643	3,383,172	3,391,163
McAfee, LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.83%	9/30/2024	1,653,176	1,648,146	1,652,978
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	4.75%	0.50%	5.25%	7/20/2028	2,000,000	1,980,033	1,985,000
Meredith Corporation	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	1/31/2025	578,738	578,036	575,283
Mermaid Bidco Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/12/2027	998,750	995,314	997,502
Messer Industries, LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	2.50%	0.00%	2.65%	3/1/2026	3,563,966	3,546,312	3,532,782
MIC GLEN LLC	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	6/23/2028	250,000	248,750	248,393
Michaels Companies Inc	Retail	First Lien	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	4/8/2028	1,500,000	1,485,633	1,500,000
Milk Specialties Company	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	8/23/2025	3,820,663	3,789,653	3,805,151
Mitchell International, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	11/29/2024	992,500	946,122	992,500
MKS Instruments, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	2/2/2026	873,253	867,410	867,358
MLN US Holdco LLC	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.59%	12/1/2025	975,000	973,867	883,594
MRC Global Inc.	Metals & Mining	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.08%	9/20/2024	351,484	351,051	348,848
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.90%	9/30/2024	2,842,097	2,807,691	2,778,150
Natgasoline LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.63%	11/14/2025	1,479,866	1,452,947	1,476,167
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	2,777,055	2,764,611	2,768,391
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	87,464	87,054	87,191
National Mentor Holdings, Inc.(a)	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	3.75%	3/2/2028	(0)	-	(402)
Neenah, Inc.	Forest Products & Paper	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	4/6/2028	2,000,000	1,990,298	1,997,500
NeuStar, Inc.	Telecommunications	First Lien	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	8/8/2024	2,641,566	2,615,518	2,593,146
NeuStar, Inc.	Telecommunications	First Lien	Loan	3M USD LIBOR+	4.50%	1.00%	5.50%	8/8/2024	885,162	874,859	863,768
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.60%	9/18/2026	1,113,795	1,102,139	1,107,703

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Next Level Apparel, Inc.	Retail	First Lien	Loan	6M PL WIBOR+	6.00%	1.00%	7.00%	8/9/2024	1,750,340	1,740,436	1,671,575
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	First Lien	Loan	6M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	2,406,250	2,400,553	2,322,031
NorthPole Newco S.a.r.l	Aerospace & Defense	First Lien	Loan	3M USD LIBOR+	7.00%	0.00%	7.15%	3/3/2025	5,166,952	4,798,846	4,430,661
Novolex Holdings, Inc (Flex Acquisition)	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/2/2028	997,500	992,801	991,086
NPC International, Inc.(b)	Beverage, Food & Tobacco	First Lien	Loan	Prime+	4.50%	1.00%	7.75%	4/19/2024	69,157	69,104	2,075
Nuvei Technologies Corp.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.50%	0.50%	3.25%	9/29/2025	2,250,000	2,244,753	2,241,563
Organon & Co.	Healthcare & Pharmaceuticals	First Lien	Loan	6M USD LIBOR+	3.00%	0.50%	3.50%	6/2/2028	2,500,000	2,487,890	2,507,300
Pacific Gas and Electric Company	Utilities: Electric	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,487,481	1,480,746	1,423,029
Padagis LLC	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	6/29/2028	1,000,000	990,100	998,750
PAE Holding Corp	Aerospace & Defense	First Lien	Loan	3M USD LIBOR+	4.50%	0.75%	5.25%	10/14/2027	1,990,000	1,963,330	1,986,518
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/7/2028	500,000	496,596	500,210
Pathway Partners Vet Management Company LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.83%	3/30/2027	493,955	484,230	490,636
PCI Gaming Authority	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	5/29/2026	855,192	852,048	848,317
Penn National Gaming	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,772,827	1,718,783	1,765,346
Peraton Corp.	Aerospace & Defense	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	4,987,500	4,963,372	4,986,453
PGX T/L (Progrexion)	Automotive	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/3/2028	2,000,000	1,990,545	1,976,420
Pitney Bowes Inc	Services: Business	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	3/17/2028	2,992,500	2,974,564	2,995,493
Pixelle Specialty Solutions LLC	Forest Products & Paper	First Lien	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,513,367	3,527,285
Plastipak Holdings Inc.	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	10/14/2024	2,789,599	2,774,146	2,774,647
Playtika Holding Corp.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.83%	3/13/2028	4,488,750	4,479,078	4,469,897
PointClickCare Technologies, Inc.	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/29/2027	498,750	496,535	498,127
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,486,250	5,426,678	5,424,530
PPD, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	1/13/2028	498,750	496,479	497,149
Pre-Paid Legal Services, Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.33%	5/1/2025	2,000,000	2,004,234	1,987,500

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pre-Paid Legal Services, Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	5/1/2025	992,500	980,242	993,741
Presidio, Inc.	Services: Business	First Lien	Loan	3M USD LIBOR+	3.50%	0.00%	3.63%	1/22/2027	495,000	494,133	492,733
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	First Lien	Loan	6M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,574,216	3,565,620	3,566,388
PRIORITY HOLDINGS, LLC	Services: Consumer	First Lien	Loan	1M USD LIBOR+	5.75%	1.00%	6.75%	4/27/2027	1,525,424	1,496,343	1,513,037
PRIORITY HOLDINGS, LLC(a)	Services: Consumer	First Lien	Loan	3M USD LIBOR+	5.75%	1.00%	5.75%	4/27/2027	-	-	(11,974)
PriSo Acquisition Corporation	Construction & Building	First Lien	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	498,750	496,392	495,383
Project Leopard Holdings Inc	High Tech Industries	First Lien	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/5/2024	497,500	496,256	498,535
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	483,863	482,619	474,306
PUG LLC	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.58%	2/12/2027	487,550	485,572	472,110
Rackspace Technology Global, Inc.	High Tech Industries	First Lien	Loan	2M USD LIBOR+	2.75%	0.75%	3.50%	2/15/2028	498,750	496,489	493,189
RealPage, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	4/24/2028	1,000,000	997,617	993,630
Renaissance Learning, Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.33%	5/30/2025	2,982,444	2,956,023	2,939,586
Rent-A-Center, Inc.	Retail	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	2/17/2028	498,750	496,483	500,466
Research Now Group, Inc	Media: Advertising, Printing & Publishing	First Lien	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	4,366,000	4,277,329	4,292,346
Resideo Funding Inc.	Services: Consumer	First Lien	Loan	3M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,496,250	1,493,318	1,481,288
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	4/30/2024	3,636,833	3,629,391	3,618,649
Reynolds Consumer Products LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	1/29/2027	1,299,432	1,298,231	1,289,920

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Reynolds Group Holdings Inc.	Metals & Mining	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.33%	2/5/2026	3,482,500	3,464,650	3,457,252
Robertshaw US Holding Corp.	Consumer goods: Durable	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	967,500	966,183	928,500
Rocket Software, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.33%	11/28/2025	2,920,127	2,911,583	2,854,424
RP Crown Parent, LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/31/2026	1,980,000	1,971,871	1,975,050
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	6/2/2025	5,637,965	5,595,826	5,629,170
RV Retailer LLC	Automotive	First Lien	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	2/8/2028	1,995,000	1,976,620	1,990,013
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	9/1/2027	496,250	489,779	495,009
S&S HOLDINGS LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	5.00%	0.50%	5.50%	3/10/2028	1,995,000	1,937,913	1,970,063
Sally Holdings LLC	Retail	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	7/5/2024	753,409	751,563	749,642
Samsonite International S.A.	Consumer goods: Non-durable	First Lien	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	4/25/2025	992,500	969,477	985,056
Savage Enterprises, LLC	Energy: Oil & Gas	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.10%	8/1/2025	1,769,504	1,756,215	1,761,612
Schweitzer-Mauduit International, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	4/20/2028	3,000,000	2,983,145	2,992,500
Signify Health, LLC	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	6/16/2028	500,000	497,522	498,280
Sirius Computer Solutions, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.58%	7/1/2026	1,960,150	1,956,891	1,949,644
Sitel Worldwide Corporation	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	7/28/2028	2,000,000	1,990,000	1,995,000
SiteOne Landscape Supply, LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	3/18/2028	997,500	995,066	995,006
SMG US Midco 2, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	1/23/2025	492,500	492,500	462,334

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Sotheby’s	Services: Business	First Lien	Loan	2M USD LIBOR+	4.50%	0.50%	5.00%	1/15/2027	3,272,836	3,219,166	3,279,644
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	3.50%	0.75%	4.25%	8/2/2028	2,000,000	1,990,090	1,998,760
Specialty Pharma III Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	2/24/2028	2,000,000	1,980,912	1,987,500
Spectrum Brands, Inc.	Consumer goods: Durable	First Lien	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/3/2028	498,750	497,579	496,570
Spin Holdco, Inc.	Services: Consumer	First Lien	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	3/4/2028	2,992,500	2,975,641	2,993,996
SRAM, LLC	Consumer goods: Durable	First Lien	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	5/12/2028	3,883,640	3,877,332	3,862,590
SS&C Technologies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	4/16/2025	207,770	207,482	204,487
SS&C Technologies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	4/16/2025	160,007	159,788	157,479
SS&C Technologies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.83%	4/16/2025	484,556	483,842	477,564
STANDARD INDUSTRIES INC.	Construction & Building	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	8/5/2028	1,000,000	990,000	996,790
Staples, Inc.	Wholesale	First Lien	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	4/16/2026	4,409,015	4,275,937	4,160,390
Stars Group Inc. (The)	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	2.25%	0.00%	2.37%	7/21/2026	2,000,000	1,995,243	1,988,220
Storable, Inc	High Tech Industries	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/17/2028	500,000	498,840	497,290
Sylvamo Corporation	Forest Products & Paper	First Lien	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	8/18/2028	1,200,000	1,188,000	1,198,500
Syncsort Incorporated	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/23/2028	2,000,000	1,990,268	1,993,580
Tenable Holdings, Inc.	Services: Business	First Lien	Loan	6M USD LIBOR+	2.75%	0.50%	3.25%	6/30/2028	1,000,000	997,514	995,000
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	7/15/2025	4,451,174	4,368,097	4,399,985

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tenneco Inc	Capital Equipment	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	10/1/2025	1,462,500	1,453,601	1,446,047
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,930,000	1,928,329	1,854,402
The Octave Music Group, Inc (Touchtunes)	Services: Business	First Lien	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	5/29/2025	3,827,586	3,796,827	3,741,466
Thor Industries, Inc.	Automotive	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.13%	2/1/2026	2,935,080	2,879,796	2,931,411
Tosca Services, LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	497,500	491,076	496,256
Transdigm, Inc.	Aerospace & Defense	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.33%	8/22/2024	4,044,699	4,047,526	3,986,576
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.08%	1/25/2024	2,425,000	2,423,392	2,243,125
TRC Companies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,315,141	3,308,471	3,300,654
TRC Companies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	6/21/2024	2,479,433	2,469,738	2,460,837
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	1,500,000	1,492,885	1,488,915
Tronox Pigments (Netherlands) B.V.	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.33%	3/10/2028	434,231	433,192	429,550
TruGreen Limited Partnership	Services: Consumer	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	969,110	962,066	970,021
Twin River Worldwide Holdings, Inc.	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	2.75%	0.00%	2.90%	5/10/2026	980,000	976,532	974,492
Uber Technologies, Inc.	Transportation: Consumer	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.58%	2/25/2027	3,968,777	3,926,887	3,955,005
Ultra Clean Holdings, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.83%	8/27/2025	947,677	943,289	947,677
Unimin Corporation	Metals & Mining	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	469,014	490,252
United Natural Foods, Inc	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.58%	10/22/2025	1,914,066	1,831,470	1,905,702

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
United Road Services Inc.	Transportation: Cargo	First Lien	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	936,674	930,039	845,742
Univar Inc.	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.08%	5/26/2028	2,000,000	1,990,155	1,982,920
Univision Communications Inc.	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	3/15/2026	2,483,907	2,476,285	2,475,760
US Ecology, Inc.	Environmental Industries	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.58%	11/2/2026	492,500	491,656	491,165
Utz Quality Foods, LLC	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.08%	1/20/2028	348,874	348,110	347,216
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	4.00%	0.00%	4.13%	8/20/2025	1,389,462	1,383,630	1,338,344
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	3/1/2026	3,100,888	3,092,108	3,081,508
Virence Intermediate Holdings LLC (Athenahealth / VVC Holding)	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.35%	2/11/2026	2,957,588	2,931,115	2,964,981
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	6M USD LIBOR+	2.25%	0.75%	3.00%	6/3/2024	2,267,826	2,267,588	2,262,157
Vistra Energy Corp	Utilities: Electric	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	12/31/2025	912,257	911,666	900,206
Vizient, Inc	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.08%	5/6/2026	488,750	487,956	481,570
VM Consolidated, Inc.	Construction & Building	First Lien	Loan	3M USD LIBOR+	3.25%	0.00%	3.42%	3/19/2028	2,351,112	2,347,590	2,338,369
Vouvray US Finance LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	478,750	478,751	421,697
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.13%	0.00%	2.21%	1/20/2028	1,250,000	1,249,729	1,233,925
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/15/2025	492,366	490,579	488,674

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Watlow Electric Manufacturing Company	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	3/2/2028	2,493,750	2,481,810	2,490,633
WeddingWire, Inc.	Services: Consumer	First Lien	Loan	2M USD LIBOR+	4.50%	0.00%	4.61%	12/19/2025	4,894,898	4,887,225	4,884,717
West Corporation	Telecommunications	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,086,078	1,040,885	1,048,684
West Corporation	Telecommunications	First Lien	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,599,274	2,555,684	2,489,221
Western Digital Corporation	High Tech Industries	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/29/2023	503,135	497,827	502,632
WEX Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.33%	3/31/2028	1,995,000	1,985,414	1,975,609
WildBrain Ltd.	Media: Diversified & Production	First Lien	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	3/27/2028	1,995,000	1,956,938	1,985,863
Wirepath LLC	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	4.00%	0.00%	4.15%	8/5/2024	2,910,231	2,894,720	2,881,128
WP CITYMD BIDCO LLC	Services: Consumer	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	8/13/2026	5,437,675	5,412,891	5,455,347
Xperi Corporation	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.58%	6/8/2028	2,811,915	2,797,959	2,787,310
ZEBRA BUYER LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/22/2028	1,000,000	995,000	1,001,250
Zekelman Industries, Inc.	Metals & Mining	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	1/25/2027	970,775	970,775	956,698
										$650,634,393	$646,261,753

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	11,897,501	$11,897,501	$11,897,501
Total cash and cash equivalents	11,897,501	$11,897,501	$11,897,501

(a)	All or a portion of this investment has an unfunded commitment as of August 31, 2021
(b)	As of August 31, 2021, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2021.

LIBOR—London Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of August 31, 2021 was 0.08%.

2M USD LIBOR—The 2 month USD LIBOR rate as of August 31, 2021 was 0.09%.

3M USD LIBOR—The 3 month USD LIBOR rate as of August 31, 2021 was 0.11%.

6M USD LIBOR—The 6 month USD LIBOR rate as of August 31, 2021 was 0.14%.

12M USD LIBOR - The 12 month USD LIBOR rate as of August 31, 2021 was 0.22%

6M PL WIBOR - The 3 month PL WIBOR rate as of August 31, 2021 was 0.27%

Prime—The Prime Rate as of August 31, 2021 was 3.25%.

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

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2021 was 0.20%.

12M USD LIBOR - The 12 month USD LIBOR rate as of February 28, 2021 was 0.28%

3M PL WIBOR - The 3 month PL WIBOR rate as of February 28, 2021, was 0.21%

Prime—The Prime Rate as of February 28, 2021 was 3.25%.

Note 5. Income Taxes

SIA-Avionte, Inc., SIA-AX., SIA-GH Inc., SIA-MAC, Inc., SIA-PEP Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc., and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

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

Deferred tax assets and liabilities, and related valuation allowance as of August 31, 2021 and February 28, 2021 were as follows:

	August 31, 2021	February 28, 2021
Total deferred tax assets	$2,170,795	$2,108,556
Total deferred tax liabilities	(3,545,975)	(1,987,120)
Valuation allowance on net deferred tax assets	(2,137,301)	(2,044,100)
Net deferred tax liability	$(3,512,481)	$(1,922,664)

As of August 31, 2021, the valuation allowance on deferred tax assets was $2.1 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended August 31, 2021 includes $1.3 million deferred tax expense on net change in unrealized appreciation on investments, $0.4 million income tax provision from realized gain on investments and $0.03 million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended August 31, 2020 includes $0.1 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the six months ended August 31, 2021 includes $1.6 million deferred tax expense on net change in unrealized appreciation on investments, $0.4 million income tax provision from realized gain on investments and $0.06 million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the six months ended August 31, 2020 includes $(0.2) million net change in unrealized appreciation (depreciation) on investments and $(0.00) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for three and six months ended August 31, 2021 and August 31, 2020:

	For the three months ended		For the six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Current
Federal	$425,828	$-	$425,828	$-
State	50,694	-	50,694	-
Net current expense	476,522	-	476,522	-
Deferred
Federal	1,111,006	74,636	1,238,856	(170,838)
State	220,748	49,386	350,961	18,175
Net deferred expense	1,331,754	124,022	1,589,817	(152,663)
Net tax provision	$1,808,276	$124,022	$2,066,339	$(152,663)

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

For the three months ended August 31, 2021 and August 31, 2020, the Company incurred $3.0 million and $2.2 million in base management fees, respectively. For the three months ended August 31, 2021 and August 31, 2020, the Company incurred $1.7 million and $1.4 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2021 and August 31, 2020, the Company accrued an expense of $0.3 million and an expense of $0.1 million in incentive fees related to capital gains.

For the six months ended August 31, 2021 and August 31, 2020, the Company incurred $5.8 million and $4.4 million in base management fees, respectively. For the six months ended August 31, 2021 and August 31, 2020, the Company incurred $3.2 million and $2.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2021 and August 31, 2020, the Company accrued an expense of $4.0 million and an (benefit) of $(3.1) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2021, the base management fees accrual was $3.0 million and the incentive fees accrual was $5.7 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, the base management fees accrual was $2.4 million and the incentive fees accrual was $13.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2021 and August 31, 2020, we recognized $0.7 million and $0.6 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2021 and August 31, 2020, we recognized $1.4 million and $1.2 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2021, $0.1 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of August 31, 2021, the outstanding receivable of 2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

For the three months ended August 31, 2021 and August 31, 2020, we recognized management fee income of $0.8 million and $0.6 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2021 and August 31, 2020, we recognized management fee income of $1.6 million and $1.3 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2021 and August 31, 2020, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after giving effect to such leverage, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 236.1% as of August 31, 2021 and 347.1% as of February 28, 2021. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

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

As of August 31, 2021 and February 28, 2021, there were no borrowings outstanding under the Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Credit Facility. Financing costs of $3.4 million related to the Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended August 31, 2021 and August 31, 2020, we recorded $0.2 million and $0.1 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2021 and August 31, 2020, we recorded $0.05 million and $0.02 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2021, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 2.12%, and the average dollar amount of outstanding borrowings under the Credit Facility was $23.8 million.

For the six months ended August 31, 2021 and August 31, 2020, we recorded $0.4 million and $0.2 million of interest expense related to the Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2021 and August 31, 2020, we recorded $0.08 million and $0.05 million of amortization of deferred financing costs related to the Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2021, the weighted average interest rate on the outstanding borrowings under the Credit Facility was 4.02%, and the average dollar amount of outstanding borrowings under the Credit Facility was $9.5 million.

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

Our borrowing base under the Credit Facility was $33.2 million subject to the Credit Facility cap of $45.0 million at August 31, 2021. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2021 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2021. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of August 31, 2021, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $87.5 million, respectively, and have $172.0 million in SBA-guaranteed debentures outstanding, of which $108.0 million is held in SBIC LP and $64.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

As noted above, as of August 31, 2021, there was $172.0 million of SBA debentures outstanding and as of February 28, 2021, there was $158.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $2.9 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2021 and August 31, 2020, we recorded $1.2 million and $1.3 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2021 and August 31, 2020, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2021 and August 31, 2020 on the outstanding borrowings of the SBA debentures was 2.65% and 3.02%, respectively. During the three months ended August 31, 2021 and August 31, 2020, the average dollar amount of SBA debentures outstanding was $181.1 million and $170.0 million, respectively.

For the six months ended August 31, 2021 and August 31, 2020, we recorded $2.4 million and $2.5 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2021 and August 31, 2020, we recorded $0.4 million and $0.3 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2021 and August 31, 2020 on the outstanding borrowings of the SBA debentures was 2.78% and 3.09%, respectively. During the six months ended August 31, 2021 and August 31, 2020, the average dollar amount of SBA debentures outstanding was $169.8 million and $163.7 million, respectively.

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

On July 20, 2021, the Company caused notices to be issued to the holders of the 6.25% 2025 Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 6.25% 2025 Notes, pursuant to Section 1104 of the Base Indenture and Section 1.01(h) of the Third Supplemental Indenture dated as of August 28, 2018, between the Company and the Trustee. On August 28, 2021, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes at par, plus the accrued and unpaid interest thereon, through, but excluding, the redemption date of August 30, 2021. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” with a par value of $25.00 per share and effective as of August 31, 2021, have been delisted following the redemption.

As of August 31, 2021, the debt was extinguished. As such, it was not fair valued with market quotes and is not fair value leveled. As of February 28, 2021, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $61.2 million, respectively. The repayment of the 6.25% 2025 Notes resulted in a realized loss on the extinguishment of debt of $1.5 million.

For the three months ended August 31, 2021 and August 31, 2020, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2021 and August 31, 2020, the average dollar amount of 6.25% 2025 Notes outstanding was $57.4 million and $60.0 million, respectively.

For the six months ended August 31, 2021 and August 31, 2020, we recorded $1.9 million and $1.9 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2021 and August 31, 2020, the average dollar amount of 6.25% 2025 Notes outstanding was $58.7 million and $60.0 million, respectively.

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

As of August 31, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

As of August 31, 2021, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $45.0 million, respectively. The fair value of the 7.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2021, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $45.7 million, respectively.

For the three months ended August 31, 2021 and August 31, 2020, we recorded $0.8 million and $0.6 million, respectively, of interest expense and $0.08 million and $0.06 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2021 and August 31, 2020, the average dollar amount of the 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million respectively.

For the six months ended August 31, 2021 and August 31, 2020, we recorded $1.6 million and $0.6 million, respectively, of interest expense and $0.2 million and $0.06 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2021 and August 31, 2020, the average dollar amount of the 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million respectively.

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

As of August 31, 2021, the total 7.75% Notes 2025 outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and have a par value of $25.00 per share. As of February 28, 2021, there was $5.0 million outstanding. The carrying amount of the amount outstanding of 7.75% Notes 2025 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2021 and August 31, 2020, we recorded $0.1 million and $0.06 million, respectively, of interest expense and $0.01 million and $0.06 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2021 and August 31, 2020 the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

For the six months ended August 31, 2021 and August 31, 2020, we recorded $0.2 million and $0.06 million, respectively, of interest expense and $0.03 million and $0.06 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2021 and August 31, 2020 the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

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

As of August 31, 2021, the total 6.25% Notes 2027 outstanding was $15.0 million. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per share. As of February 28, 2021, there was $15.0 million outstanding. The carrying amount of the amount outstanding of 6.25% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2021 and August 31, 2020, we recorded $0.2 million and $0.0 million, respectively, of interest expense and $0.02 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2021 and August 31, 2020 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $0.0 million respectively.

For the six months ended August 31, 2021 and August 31, 2020, we recorded $0.5 million and $0.0 million, respectively, of interest expense and $0.04 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2021 and August 31, 2020 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $0.0 million respectively.

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the estimated offering expenses of approximately $0.2 million payable by the Company. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the Notes.

As of August 31, 2021, the total 4.375% Notes 2026 outstanding was $175.0 million. The 4.375% Notes 2026 are not listed and have a par value of $25.00 per share. As of February 28, 2021, there was $0.0 million outstanding. The carrying amount of the amount outstanding of 4.375% Notes 2026 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2021 and August 31, 2020, we recorded $1.2 million and $0.0 million, respectively, of interest expense, $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.02 million and $0.0 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2021 and August 31, 2020 the average dollar amount of 4.375% Notes 2026 outstanding was $115.2 million and $0.0 million respectively.

For the six months ended August 31, 2021 and August 31, 2020, we recorded $1.7 million and $0.0 million, respectively, of interest expense, $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.02 million and $0.0 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2021 and August 31, 2020 the average dollar amount of 4.375% Notes 2026 outstanding was $84.3 million and $0.0 million respectively.

Senior Securities

Information about our senior securities is shown in the following table as of August 31, 2021 for the fiscal year periods indicated in the table, unless otherwise noted.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Madison Capital Funding
Fiscal year 2022 (as of August 31, 2021)	$-	$2,361	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of August 31, 2021)	$-	$-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471		$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2022 (as of August 31, 2021)	$43,125	$2,361	-	$26.30	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471		$25.77	(11)
7.75% Notes due 2025
Fiscal year 2022 (as of August 31, 2021)	$5,000	$2,361	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2022 (as of August 31, 2021)	$175,000	$2,361	-	$25.00	(12)
6.25 Notes due 2027
Fiscal year 2022 (as of August 31, 2021)	$15,000	$2,361	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.
(3)	Total amount of senior securities outstanding at the end of the period presented.
(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.
(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(6)	Not applicable for credit facility because not registered for public trading.
(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.
(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.
(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.
(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.
(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.
(13)	On August 28, 2021, the Company redeemed $60.0 million in aggregate principal amount of the $60.0 million in aggregate principal amount of issued and outstanding 2025 Notes.

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$-	$-	$-	$-	$-
SBA debentures	172,000	-	8,000	53,660	110,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000	-	-	175,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$410,125	$-	$8,000	$276,785	$125,340

Off-Balance Sheet Arrangements

As of August 31, 2021 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $58.7 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2021 and February 28, 2021 is shown in the table below (dollars in thousands):

	August 31, 2021	February 28, 2021
At Company’s discretion
Artemis Wax Corp.	$15,000	$-
Axero Holdings, LLC	3,000	-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	-	630
Granite Comfort, LP	5,000	-
GreyHeller LLC	11,000	15,000
Netreo Holdings, LLC	1,000	10,000
Passageways, Inc.	-	5,000
Pepper Palace, Inc.	3,000	-
Procurement Partners, LLC	3,000	-
Top Gun Pressure Washing, LLC	175	3,175
Village Realty Holdings LLC	-	10,000
Total	43,175	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC	2,000	-
GoReact	-	2,000
HemaTerra Holding Company, LLC	2,000	2,000
New England Dental Partners	4,500	6,000
Passageways, Inc.	-	2,000
Pepper Palace, Inc.	4,500	-
Procurement Partners, LLC	1,000	1,000
Zollege PBC	1,500	-
	15,500	13,000
Total	$58,675	$58,805

Note 9. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended August 31, 2021 and August 31, 2020, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2021 and August 31, 2020, we incurred $0.2 million and $0.1 million for directors’ fees and expenses, respectively. As of August 31, 2021, and February 28, 2021, $0.0 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2021, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of August 31, 2021, the Company purchased 458,435 shares of common stock, at the average price of $18.64 for approximately $8.6 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2021, the Company purchased 9,623 shares of common stock, at the average price of $25.85 for approximately $0.2 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2021, the Company purchased 49,623 shares of common stock, at the average price of $25.23 for approximately $1.3 million pursuant to the Share Repurchase Plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, the Company had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC, through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an ATM offering. As of August 31, 2021, the Company sold 5,441 shares for gross proceeds of $0.2 million at an average price of $28.86 for aggregate net proceeds of $0.2 million (net of transaction costs). During the three and six months ended August 31, 2021, the Company sold 5,441 shares for gross proceeds of $0.2 million at an average price of $28.86 for aggregate net proceeds of $0.2 million (net of transaction cost).

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

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,018,314	9,018,314
Net realized gain (loss) from investments	-	-	-	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	-	-
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,334,713	5,334,713
Net realized gain (loss) from investments	-	-	-	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	47,098	46	774,944	-	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	-	(1,550,417)
Repurchase fees	-	-	(1,740)	-	(1,740)
Offering costs	-	-	-	-	-
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,471,102	4,471,102
Net realized gain (loss) from investments	-	-	-	1,798	1,798
Income tax (provision) benefit from realized gain on investments				(3,895,354)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,998,830	5,998,830
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(210,057)	(210,057)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,581,469)	(4,581,469)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	45,706	46	805,883	-	805,929
Repurchases of common stock	(50,000)	(50)	(914,194)	-	(914,244)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Balance at November 30, 2020	11,170,028	$11,170	$288,590,554	$11,251,166	$299,852,890
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,288,996	4,288,996
Net realized gain (loss) from investments	-	-	-	(8,726,013)	(8,726,013)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt				(128,617)	(128,617)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,337,460	14,337,460
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(515,796)	(515,796)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,678,514)	(4,678,514)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	41,388	41	900,124	-	900,165
Repurchases of common stock	(50,000)	(50)	(1,143,748)	-	(1,143,798)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,529,030	(16,529,030)	-
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees		-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and six months ended August 31, 2021 and August 31, 2020 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net increase (decrease) in net assets resulting from operations	$7,942	$21,811	$28,990	$(845)
Weighted average common shares outstanding	11,175,436	11,207,142	11,172,787	11,212,315
Weighted average earnings (loss) per common share	$0.71	$1.95	$2.59	$(0.08)

Note 12. Dividend

On August 26, 2021, the Company declared a dividend of $0.52 per share payable on September 28, 2021, to common stockholders of record on September 14, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

The following table summarizes dividends declared for the six months ended August 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 27, 2021	June 15, 2021	June 29, 2021	$0.44	$4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$0.87	$9,709

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
July 7, 2020	July 27, 2020	August 12, 2020	$0.40	$4,487
Total dividends declared			$0.40	$4,487

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2021 and August 31, 2020:

Per share data	August 31, 2021	August 31, 2020
Net asset value at beginning of period	$27.25	$27.13
Net investment income(1)	0.80	1.28
Net realized and unrealized gain and losses on investments(1)	1.93	(1.36)
Realized losses on extinguishment of debt	(0.14)	-
Net increase in net assets resulting from operations	2.59	(0.08)
Distributions declared from net investment income	(0.87)	(0.40)
Total distributions to stockholders	(0.87)	(0.40)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.01	0.06
Dilution(4)	(0.01)	(0.03)
Net asset value at end of period	$28.97	$26.68
Net assets at end of period	$324,111,845	$298,177,358
Shares outstanding at end of period	11,188,912	11,174,322
Per share market value at end of period	$28.70	$17.14
Total return based on market value(5)(6)	28.72%	(23.37)%
Total return based on net asset value(5)(7)	10.02%	0.73%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	7.88%	9.55%
Expenses:
Ratio of operating expenses to average net assets(9)	5.97%	4.87%
Ratio of incentive management fees to average net assets(5)	2.30%	(0.11)%
Ratio of interest and debt financing expenses to average net assets(9)	5.97%	3.97%
Ratio of total expenses to average net assets(8)	14.24%	8.73%
Portfolio turnover rate(5)(10)	23.67%	6.63%
Asset coverage ratio per unit(11)	2,361	3,758
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
6.25% Notes Payable 2025(13)	$25.44	$23.23
7.25% Notes Payable 2025	$26.45	$25.29
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable(12)	N/A	N/A
6.25% Notes Payable 2027(12)	N/A	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 10, Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025, 4.375% Notes Payable and 6.25% Notes Payable are not registered for public trading.
(13)	On August 28, 20201, the Company redeemed $60.0 million in aggregate principal amount of the $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes and are no longer listed on the NYSE.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

Subsequent to August 31, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three and six months ended August 31, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

On September 13, 2021, we entered into a sixth amendment to the Credit Facility to, among other things, extend the commitment termination date of the Credit Facility from September 17, 2021 to October 1, 2021, with no change to the maturity date of September 17, 2025.

The Company has formed a wholly-owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility. This facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount to up to $75.0 million. The terms of the credit facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the credit facility is three years. Advances under the credit facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of this credit facility, all remaining amounts outstanding on the Company's existing revolving credit facility with Madison Capital Funding, LLC was repaid and the facility terminated.

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

We have evaluated subsequent events from September 1, 2021 through October 5, 2021. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended August 31, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of August 31, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our August 31, 2021 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID- 19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, the Company had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC, through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an ATM offering. As of August 31, 2021, the Company sold 5,441 shares for gross proceeds of $0.2 million at an average price of $28.86 for aggregate net proceeds of $0.2 million (net of transaction costs). During the three and six months ended August 31, 2021, the Company sold 5,441 shares for gross proceeds of $0.2 million at an average price of $28.86 for aggregate net proceeds of $0.2 million (net of transaction cost).

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

On February 5, 2019, the Company completed a re-opening and up-sizing of its existing 6.25% 2025 Notes by issuing an additional $20.0 million in aggregate principal amount for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest rate, interest payment dates and maturity remain unchanged from the existing 6.25% 2025 Notes issued in August 2018. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. As of August 31, 2021, the 6.25% 2025 Notes were redeemed. The 6.25% 2025 Notes are no longer listed on the NYSE.

On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. As of August 31, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of August 31, 2021, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and has a par value of $25.00 per share.

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

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes. As of August 31, 2021 the outstanding receivable of $2.6 million was repaid in full.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the estimated offering expenses of approximately $0.2 million payable by the Company.

On July 20, 2021, the Company caused notices to be issued to the holders of the 6.25% 2025 Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 6.25% 2025 Notes, pursuant to Section 1104 of the Base Indenture and Section 1.01(h) of the Third Supplemental Indenture dated as of August 28, 2018, between the Company and the Trustee. On August 28, 2021, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes at par, plus the accrued and unpaid interest thereon, through, but excluding, the redemption date of August 30, 2021. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” with a par value of $25.00 per share and effective as of August 31, 2021, have been delisted following the redemption.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. As of August 31, 2021 the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and

$9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2021	February 28, 2021
	($ in millions)
Number of investments(1)	90	81
Number of portfolio companies(2)	43	40
Average investment per portfolio company(2)	$14.5	$12.6
Average investment size(1)	$7.0	$6.5
Weighted average maturity(3)	3.2 yrs	3.2 yrs
Number of industries	34	31
Non-performing or delinquent investments (fair value)	$-	$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$16.9(3.1)%	$23.3(4.8)%
Fixed rate debt (weighted average current coupon)(3)	10.1%	9.8%
Floating rate debt (% of interest earning portfolio)(3)	$533.6(96.9)%	$462.6(95.2)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.3%	7.4%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	At August 31, 2021, excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note tranche of Saratoga CLO. At February 28, 2021, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-3 Notes tranches of Saratoga CLO.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended August 31, 2021, we invested $133.9 million in new or existing portfolio companies and had $152.7 million in aggregate amount of exits and repayments resulting in net exits and repayments of $18.8 million for the period. During the three months ended August 31, 2020, we invested $31.7 million in new or existing portfolio companies and had $23.3 million in aggregate amount of exits and repayments resulting in net exits and repayments of $8.4 million for the period.

During the six months ended August 31, 2021, we invested $235.2 million in new or existing portfolio companies and had $149.8 million in aggregate amount of exits and repayments resulting in net investments of $85.4 million for the period. During the six months ended August 31, 2020, we invested $70.7 million in new or existing portfolio companies and had $32.6 million in aggregate amount of exits and repayments resulting in net exits and repayments of $38.1 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2021 and February 28, 2021 at fair value was as follows:

	August 31, 2021		February 28, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	74.1%	8.9%	79.5%	9.5%
Second lien term loans	6.7	11.0	4.4	12.3
Unsecured term loans	0.4	8.3	0.4	-
Structured finance securities	6.7	13.2	9.0	11.6
Equity interests	12.1	-	6.7	-
Total	100.0%	8.2%	100.0%	9.1%

At August 31, 2021, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $35.1 million and constituted 5.3% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2021 and February 28, 2021, was composed of $685.7 million and $603.7 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2021, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, that only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2021, $640.5 million or 99.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investments were in default with a fair value of $0.002 million. At February 28, 2021, $584.6 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and four Saratoga CLO portfolio investments were in default with a fair value of $0.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2021 and February 28, 2021 was as follows:

Saratoga Investment Corp.

	August 31, 2021		February 28, 2021
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$513,137	77.0%	$453,297	81.8%
Yellow	37,387	5.6	32,559	5.9
Red	-	0.0	-	0.0
N/A(1)	115,573	17.4	68,457	12.3
Total	$666,097	100.0%	$554,313	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 28, 2021 to $0.0 million as of August 31, 2021 was primarily related to the write-off of the interest accruals related to My Alarm Center, LLC, that we deemed non-recoverable, as well as the release of the reserve for our Taco Mac investment that has gone back on accrual. As of August 31, 2021, there are no non-accrual investments.

The CMR distribution of Saratoga CLO investments at August 31, 2021 and February 28, 2021 was as follows:

Saratoga CLO

	August 31, 2021		February 28, 2021
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$590,667	91.4%	$514,183	86.8%
Yellow	49,838	7.7	70,415	11.9
Red	5,757	0.9	6,921	1.2
N/A(1)	-	0.0	501	0.1
Total	$646,262	100.0%	$592,020	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2021 and February 28, 2021:

Saratoga Investment Corp.

	August 31, 2021		February 28, 2021
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$74,150	11.1%	$28,972	5.2%
IT Services	66,770	10.0	73,087	13.2
Education Services	62,064	9.3	40,384	7.1
Structured Finance Securities(1)	44,436	6.7	49,779	9.0
Healthcare Services	41,996	6.2	42,410	7.7
Specialty Food Retailer	34,660	5.2	-	0.0
Education Software	31,318	4.7	88,090	15.9
Sports Management	25,666	3.9	25,469	4.6
Consumer Services	25,188	3.8	181	0.0
Dental Practice Management Software	23,777	3.6	23,659	4.3
Cyber Security	21,816	3.3	13,174	2.4
HVAC Services and Sales	19,952	3.0	14,894	2.7
Talent Acquisition Software	19,826	3.0	-	0.0
Real Estate Services	18,272	2.7	18,032	3.3
Mentoring Software	17,850	2.7	-	0.0
Marketing Services	17,461	2.6	17,372	3.1
Payroll Services	17,315	2.6	18,333	3.3
Hospitality/Hotel	17,171	2.6	17,080	3.1
Facilities Maintenance	10,716	1.6	6,193	1.1
Public Safety/Local Government Software	10,517	1.6	-	0.0
Employee Collaboration Software	9,445	1.4	-	0.0
Waste Services	9,000	1.4	9,000	1.6
Dental Practice Management	8,805	1.3	7,133	1.3
Non-profit Services	8,142	1.2	5,554	1.0
Industrial Products	7,870	1.2	9,047	1.6
Healthcare Supply	5,415	0.8	5,422	1.0
Field Service Management	4,023	0.6	4,018	0.7
Office Supplies	3,622	0.5	3,610	0.7
Corporate Education Software	3,258	0.5	1,050	0.2
Restaurant	2,688	0.4	2,141	0.4
Staffing Services	1,282	0.2	925	0.2
Healthcare Products Manufacturing	625	0.1	567	0.1
Consumer Products	531	0.1	475	0.1
Financial Services	470	0.1	419	0.1
Corporate Governance	-	0.0	13,265	2.4
Property Management	-	0.0	14,578	2.6
Total	$666,097	100.0%	$554,313	100.0%

(1)	As of August 31, 2021, comprised of our investment in the subordinated notes and Class F-2-R-3 Notes of Saratoga CLO. As of February 28, 2021, comprised of our investments in the subordinated notes and F-R-3 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2021 and February 28, 2021:

Saratoga CLO

	August 31, 2021		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$114,242	17.7%	$105,326	17.9%
Services: Business	70,957	11.0	55,588	9.4
High Tech Industries	61,153	9.5	50,106	8.5
Healthcare & Pharmaceuticals	41,094	6.4	46,689	7.9
Services: Consumer	37,114	5.7	31,604	5.4
Telecommunications	31,746	4.9	29,878	5.1
Automotive	26,380	4.1	19,159	3.2
Media: Advertising, Printing & Publishing	21,919	3.4	19,826	3.3
Aerospace & Defense	21,779	3.3	25,952	4.4
Chemicals, Plastics, & Rubber	21,062	3.2	23,302	3.9
Beverage, Food & Tobacco	19,655	3.0	17,998	3.1
Containers, Packaging & Glass	19,219	3.0	18,822	3.2
Hotel, Gaming & Leisure	19,165	3.0	20,515	3.4
Consumer goods: Non-durable	18,978	2.9	19,343	3.3
Consumer goods: Durable	16,831	2.6	13,143	2.1
Media: Broadcasting & Subscription	12,592	1.9	9,426	1.6
Construction & Building	11,880	1.8	5,362	0.9
Retail	11,750	1.8	12,880	2.1
Capital Equipment	11,458	1.8	9,961	1.7
Media: Diversified & Production	8,559	1.3	6,035	1.0
Utilities: Oil & Gas	8,136	1.3	8,235	1.3
Forest Products & Paper	8,124	1.3	6,954	1.2
Metals & Mining	6,891	1.1	6,127	1.0
Wholesale	5,652	0.9	5,841	1.0
Transportation: Consumer	4,947	0.8	6,183	1.0
Utilities: Electric	4,066	0.6	4,209	0.7
Transportation: Cargo	3,805	0.6	5,812	1.0
Energy: Electricity	3,724	0.6	4,547	0.8
Energy: Oil & Gas	1,906	0.3	2,208	0.4
Environmental Industries	1,478	0.2	989	0.2
Total	$646,262	100.0%	$592,020	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2021 and February 28, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2021		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$228,294	34.3%	$167,397	30.2%
West	158,529	23.7	145,907	26.3
Midwest	97,850	14.7	110,125	19.9
Southwest	68,386	10.3	39,334	7.1
Northeast	43,438	6.5	7,314	1.3
Northwest	21,816	3.3	13,174	2.4
Other(1)	47,784	7.2	71,062	12.8
Total	$666,097	100.0%	$554,313	100.0%

(1)	As of August 31, 2021, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO and foreign investments. As of February 28, 2021, comprised of our investments in the subordinated notes, F-R-3 Notes of Saratoga CLO and foreign investments.

Results of operations

Operating results for the three and six months ended August 31, 2021 and August 31, 2020 was as follows:

	For the three months ended		For the six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
	($ in thousands)
Total investment income	$18,441	$13,856	$35,257	$27,153
Total operating expenses	12,048	8,521	26,308	12,800
Net investment income	6,393	5,335	8,949	14,353
Net realized gain (loss) from investments	1,502	12	3,412	20
Income tax (provision) benefit from realized gain on investments	(449)	-	(449)	-
Net change in unrealized appreciation (depreciation) on investments	3,377	16,580	20,189	(15,370)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,329)	(116)	(1,559)	152
Realized losses on extinguishment of debt	(1,552)	-	(1,552)
Net increase (decrease) in net assets resulting from operations	$7,942	$21,811	$28,990	$(845)

Investment income

The composition of our investment income for three and six months ended August 31, 2021 and August 31, 2020 was as follows:

	For the three months ended		For the six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
	($ in thousands)
Interest from investments	$15,114	$12,260	$28,801	$24,411
Interest from cash and cash equivalents	1	2	2	13
Management fee income	814	626	1,633	1,260
Dividend Income	659	-	1,057	-
Structuring and advisory fee income	1,038	940	2,340	1,254
Other income	815	28	1,425	215
Total investment income	$18,441	$13,856	$35,258	$27,153

For the three months ended August 31, 2021, total investment income increased $4.6 million, or 33.1% to $18.4 million from $13.9 million for the three months ended August 31, 2020. Interest income from investments increased $2.9 million, or 23.3%, to $15.1 million for the three months ended August 31, 2021 from $12.3 million for the three months ended August 31, 2020. This reflects the impact of the increase of $158.0 million, or 31.1% in total investments at August 31, 2021 from $508.1 million at August 31, 2020, offset by (i) the reduction in LIBOR during this same period and (ii) the increase in equity positions that are not interest-bearing. At August 31, 2021, the weighted average current yield on investments was 8.2%, down from 9.6% at August 31, 2020, which offset some of the impact resulting from the increased investments.

For the six months ended August 31, 2021, total investment income increased $8.1 million, or 29.8% to $35.3 million from $27.2 million for the six months ended August 31, 2020. Interest income from investments increased $4.4 million, or 18.0%, to $28.8 million for the six months ended August 31, 2021 from $24.4 million for the six months ended August 31, 2020. This reflects the impact of the increase of $158.0 million, or 31.1% in total investments at August 31, 2021 from $508.1 million at August 31, 2020, offset by (i) the reduction in LIBOR during this same period and (ii) the increase in equity positions that are not interest-bearing.

For the three and six months ended August 31, 2021 and August 31, 2020, total PIK income was $0.8 million and $0.4 million, respectively and $1.1 million and $1.1 million, respectively.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2021 and August 31, 2020, total management fee income was $0.8 million and $0.6 million, respectively. For the six months ended August 31, 2021 and August 31, 2020, total management fee income was $1.6 million and $1.3 million, respectively. The increase is reflecting the upsizing of the CLO at year-end with greater management fees being earned on the increased assets under management in the CLO.

For the three and six months ended August 31, 2021 and August 31, 20220, total dividend income was $0.7 million and $0.0 million, respectively, and $1.1 million and $0.0 million, respectively. Dividends received are recorded in the consolidated statements of operations when earned.

For the three and six months ended August 31, 2021 and August 31, 2020, total structuring and advisory fee income was $1.0 million and $0.9 million, respectively, and $2.3 million and $1.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and six months ended August 31, 2021 and August 31, 2020, other income was $0.8 million and $0.03 million, respectively, and $1.4 million and $0.2 million, respectively. Other income includes dividends received, origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned. The increase was primarily driven by dividends received on certain preferred equity investments, as well as prepayment penalties earned from certain redemptions.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2021 and August 31, 2020 was as follows:

	For the three months ended		For the six months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
	($ in thousands)
Interest and debt financing expenses	$5,184	$3,327	$9,525	$5,893
Base management fees	3,002	2,209	5,761	4,370
Incentive management fees expense (benefit)	2,018	1,530	7,281	(329)
Professional fees	461	368	968	754
Administrator expenses	713	602	1,406	1,158
Insurance	86	68	173	135
Directors fees and expenses	101	75	192	135
General & administrative and other expenses	453	334	944	685
Income tax expense (benefit)	30	8	58	(1)
Total operating expenses	$12,048	$8,521	$26,308	$12,800

For the three months ended August 31, 2021, total operating expenses increased $3.5 million, or 41.4% compared to the three months ended August 31, 2020. For the six months ended August 31, 2021, total operating expenses increased $13.5 million, or 105.5% compared to the three months ended August 31, 2020.

For the three months ended August 31, 2021, interest and debt financing expenses increased $1.9 million, or 55.8% compared to the three months ended August 31, 2020. The increase is primarily attributable to an increase in average outstanding debt from $265.3 million for the three months ended August 31, 2020 to $425.9 million for the three months ended August 31, 2021, primarily reflecting the issuance of various Notes during the year ended February 28, 2021 and the six months ended August 31, 2021, including the 7.25% 2025 Notes, the 7.75% 2025 Notes, the 6.25% 2027 Notes, and the 4.375% 2026 Notes during the six months ended August 31, 2021.

For the six months ended August 31, 2021, interest and debt financing expenses increased $3.6 million, or 61.7% compared to the six months ended August 31, 2020. The increase is primarily attributable to an increase in average outstanding debt from $241.3 million for the three months ended August 31, 2020 to $378.3 million for the three months ended August 31, 2021, primarily reflecting the issuance of various Notes during the year ended February 28, 2021 and the six months ended August 31, 2021, including the 7.25% 2025 Notes, the 7.75% 2025 Notes and the 6.25% 2027 Notes, and the 4.375% 2026 Notes during the six months ended August 31, 2021.

For the three and six months ended August 31, 2021 and Augusts 31, 2020, the weighted average interest rate on our outstanding indebtedness was 4.26% and 4.32%, respectively and 4.39% and 4.18%, respectively. The increase in weighted average interest rate was primarily driven by the issuance of the various higher-rate Notes noted above compared to lower cost SBA debentures over the past year.

As of August 31, 2021 and February 28, 2021, the SBA debentures represented 41.9% and 56.2% of overall debt, respectively.

For the three months ended August 31, 2021, base management fees increased $0.8 million, or 35.9% from $2.2 million to $3.0 million compared to the three months ended August 31, 2020. The increase in base management fees results from the 35.9% increase in the average value of our total assets, less cash and cash equivalents, from $500.8 million for the three months ended August 31, 2020 to $680.6 million for the three months ended August 31, 2021. For the six months ended August 31, 2021, base management fees increased $1.4 million, or 31.8% from $4.4 million to $5.8 million compared to the six months ended August 31, 2020. The increase in base management fees results from the 31.8% increase in the average value of our total assets, less cash and cash equivalents, from $495.3 million for the three months ended August 31, 2020 to $653.0 million for the three months ended August 31, 2021.

For the three months ended August 31, 2021, incentive management fees increased $0.5 million, or 31.9%, compared to the three months ended August 31, 2020. The first part of the incentive management fees increased from $1.4 million for the three months ended August 31, 2020 to $1.7 million for the three months ended August 31, 2021, reflecting the increased performance during this quarter. The incentive management fees related to capital gains increased from a $0.1 million expense for the three months ended August 31, 2020 to a $0.3 million expense for the three months ended August 31, 2021, reflecting the incentive fee income on net unrealized appreciation recognized last year and the incentive fee expense on net unrealized appreciation this quarter across numerous investments.

For the six months ended August 31, 2021, incentive management fees increased $7.6 million, compared to the six months ended August 31, 2020. The first part of the incentive management fees increased from $2.8 million for the six months ended August 31, 2020 to $3.2 million for the six months ended August 31, 2021, reflecting the increased performance during this quarter. The incentive management fees related to capital gains increased from a $(3.1) million benefit for the six months ended August 31, 2020 to a $4.0 million expense for the six months ended August 31, 2021, reflecting the incentive fee income on net unrealized depreciation recognized last year and the incentive fee expense on net unrealized appreciation this quarter across numerous investments.

For the three and six months ended August 31, 2021, professional fees increased $0.1 million, or 25.4%, and increased $0.2 million, or 28.3%, respectively, compared to the three and six months ended August 31, 2020.

For the three and six months ended August 31, 2021, administrator expenses increased $0.1 million, or 18.3%, and increased $0.2 million, or 21.4%, respectively, compared to the three and six months ended August 31, 2020.

As discussed above, the increase in interest and debt financing expenses for the three months ended August 31, 2021 compared to the three months ended August 31, 2020 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the three months ended August 31, 2021 and August 31, 2020, the average borrowings outstanding under the Credit Facility was $23.8 million and $0.0 million, respectively. For the three months ended August 31, 2021 and August 31, 2020, the average borrowings outstanding of SBA debentures was $181.1 million and $170.0 million, respectively. For the three months ended August 31, 2021 and August 31, 2020, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.65% and 3.02%, respectively. During the three months ended August 31, 2021 and August 31, 2020, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $57.4 million and $60.0 million, respectively. During the three months ended August 31, 2021 and August 31, 2020, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $43.1 million, respectively. During the three months ended August 31, 2021 and August 31, 2020, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the three months ended August 31, 2021 and August 31, 2020, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $0.0 million, respectively. During the three months ended August 31, 2021 and August 31, 2020, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $115.2 million and $0.0 million, respectively.

As discussed above, the increase in interest and debt financing expenses for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the six months ended August 31, 2021 and August 31, 2020, the average borrowings outstanding under the Credit Facility was $9.5 million and $0.0 million, respectively. For the six months ended August 31, 2021 and August 31, 2020, the average borrowings outstanding of SBA debentures was $169.8 million and $163.7 million, respectively. For the six months ended August 31, 2021 and August 31, 2020, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.78% and 3.09%, respectively. During the six months ended August 31, 2021 and August 31, 2020, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $58.7 million and $60.0 million, respectively. During the six months ended August 31, 2021 and August 31, 2020, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $43.1 million, respectively. During the six months ended August 31, 2021 and August 31, 2020, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the six months ended August 31, 2021 and August 31, 2020, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $0.0 million, respectively. During the six months ended August 31, 2021 and August 31, 2020, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $84.3 million and $0.0 million, respectively.

For the three months ended August 31, 2021 and August 31, 2020, there were income tax expense (benefits) of $0.03 million and $0.01 million, respectively. For the six months ended August 31, 2021 and August 31, 2020, there were income tax expense (benefits) of $0.06 million and $(0.001) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers, as well as current federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2021, the Company had $134.8 million of sales, repayments, exits or restructurings resulting in $1.5 million of net realized gains. For the six months ended August 31, 2021, the Company had $149.8 million of sales, repayments, exits or restructurings resulting in $3.4 million of net realized gains.

Six Months ended August 31, 2021
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
My Alarm Center, LLC	Equity Interests	$-	$4,867,102	$(4,867,102)
Passageways, Inc.	Equity Interests	7,439,802	1,000,000	6,439,802
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	Structured Finance Securities	8,360,133	8,500,000	(139,867)
V Rental Holdings LLC	Equity Interests	2,344,817	365,914	1,978,903

The $6.4 million of net realized gains was from the sales of the equity position in the Company’s Passageways Inc. investment.

The $4.9 million of net realized loss was from the Company’s My Alarm Center, LLC investment that was deemed worthless during this period.

The $1.9 million of net realized gains was from the sales of the equity position in the Company’s V Rental Holdings LLC investment.

The $0.1 million of net realized loss was from the repayment of the structured finance securities in the Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note.

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended August 31, 2021, our investments had a net change in unrealized appreciation of $3.4 million versus a net change in unrealized appreciation of $16.6 million for the three months ended August 31, 2020. For the six months ended August 31, 2021, our investments had a net change in unrealized appreciation of $20.2 million versus a net change in unrealized depreciation of $15.4 million for the three months ended August 31, 2020. The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2021 were the following (dollars in thousands):

Six Months ended August 31, 2021
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
My Alarm Center, LLC	Equity Interests	$-	$-	$-	$4,686
GreyHeller LLC	First Lien Term Loan & Equity Interests	14,034	21,816	7,782	4,680
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	23,942	33,770	9,828	4,240
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	34,505	35,061	556	2,953
Schoox, Inc.	Equity Interests	476	3,258	2,783	2,783
Texas Teachers of Tomorrow, LLC	First Lien Term Loan & Equity Interests	26,274	29,324	3,050	2,663
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	3,969	6,217	2,248	1,221
Village Realty Holdings LLC	Equity Interests	366	2,209	1,843	(1,843)
Passageways, Inc.	First Lien Term Loan & Equity Interests	10,953	17,598	6,645	(2,311)

The $4.7 million net change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the reversal of previously recognized unrealized depreciation reclassified to realized losses.

The $4.7 million net change in unrealized appreciation in our investment in GreyHeller LLC was driven by improved financial performance.

The $4.2 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by growth and improved financial performance.

The $3.0 million of unrealized appreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by improved market performance, combined with outperformance achieved from the assets in the CLO.

The $2.8 million net change in unrealized appreciation in our investment in Schoox, Inc. was driven by overall company performance.

The $2.7 million net change in unrealized appreciation in our investment in Texas Teachers of Tomorrow, LLC was driven by improved financial performance.

The $1.2 million net change in unrealized appreciation in our investment in Destiny Solutions Inc. was driven by improved financial performance.

The $1.8 million net change in unrealized depreciation in our investment in Village Realty Holdings, LLC was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $2.3 million net change in unrealized depreciation in our investment in Passageways, Inc. was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The most significant cumulative net change in unrealized appreciation for the six months ended August 31, 2020 were the following (dollars in thousands):

Six Months ended August 31, 2020
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	YTD Change in Unrealized Appreciation
C2 Educational Systems	First Lien Term Loan	$15,989	$13,030	$(2,959)	$(2,977)
Knowland Group, LLC	Second Lien Term Loans	15,768	13,355	(2,413)	(2,306)
ArbiterSports, LLC	First Lien Term Loan	26,782	24,943	(1,839)	(1,815)
Elyria Foundry Company, L.L.C.	Second Lien Term Loan & Equity Interests	10,969	1,572	(9,397)	(1,652)
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	7,849	9,668	1,819	(1,110)
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	37,708	36,856	(852)	(1,054)
Texas Teachers of Tomorrow, LLC	First Lien Term Loan & Equity Interests	19,394	18,759	(635)	(767)
Kev Software Inc.	First Lien Term Loan	20,999	20,398	(601)	(717)
My Alarm Center, LLC	Equity Interests	4,867	1,527	(3,340)	(470)

The net changes in unrealized depreciation noted above primarily relate to the impact of COVID-19, resulting in changes to market spreads, EBITDA multiples and/or revised portfolio company performance, following the events since March 2020.

Changes in net assets resulting from operations

For the three months ended August 31, 2021, we recorded a net increase in net assets resulting from operations of $7.9 million. Based on 11,175,436 weighted average common shares outstanding as of August 31, 2021, our per share net increase in net assets resulting from operations was $0.71 for the three months ended August 31, 2021. For the three months ended August 31, 2020, we recorded a net increase in net assets resulting from operations of $21.8 million. Based on 11,207,142 weighted average common shares outstanding as of August 31, 2020, our per share net increase in net assets resulting from operations was $1.95 for the three months ended August 31, 2020.

For the six months ended August 31, 2021, we recorded a net increase in net assets resulting from operations of $29.0 million. Based on 11,172,787 weighted average common shares outstanding as of August 31, 2021, our per share net increase in net assets resulting from operations was $2.59 for the six months ended August 31, 2021. For the six months ended August 31, 2020, we recorded a net decrease in net assets resulting from operations of $0.8 million. Based on 11,212,315 weighted average common shares outstanding as of August 31, 2020, our per share net decrease in net assets resulting from operations was $0.08 for the three months ended August 31, 2020.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 236.1% as of August 31, 2021 and 347.1% as of February 28, 2021. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Madison revolving credit facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Madison Capital Funding LLC (the “Credit Facility”) on June 30, 2010, which was most recently amended on September 3, 2021. (See Recent Developments).

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

As of August 31, 2021, we had $0.0 million outstanding borrowings under the Credit Facility and $172.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2021, we had no outstanding borrowings under the Credit Facility and $158.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at August 31, 2021 and February 28, 2021 was $33.2 million and $38.9 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 236.1% as of August 31, 2021 and 347.1% as of February 28, 2021.

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

As of August 31, 2021, our SBIC LP subsidiary had $75.0 million in regulatory capital and $108.0 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $87.5 million in regulatory capital and $64.0 million in SBA-guaranteed debentures outstanding.

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

On July 20, 2021, the Company caused notices to be issued to the holders of the 6.25% 2025 Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 6.25% 2025 Notes, pursuant to Section 1104 of the Base Indenture and Section 1.01(h) of the Third Supplemental Indenture dated as of August 28, 2018, between the Company and the Trustee. On August 28, 2021, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes at par, plus the accrued and unpaid interest thereon, through, but excluding, the redemption date of August 30, 2021. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” with a par value of $25.00 per share and effective as of August 31, 2021, have been delisted following the redemption.

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

At August 31, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million.

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

At August 31, 2021, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At August 31, 2021, the total 6.25% 2027 Notes outstanding was $15.0 million.

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the estimated offering expenses of approximately $0.2 million payable by the Company.

At August 31, 2021, the total 4.375% Notes outstanding was $175.0 million

At August 31, 2021 and February 28, 2021, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2021		February 28, 2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$60,268	8.1%	$18,828	3.2%
Cash and cash equivalents, reserve accounts	13,041	1.8	11,087	1.9
First lien term loans	493,592	66.7	440,456	75.4
Second lien term loans	44,869	6.1	24,930	4.3
Unsecured term loans	2,688	0.4	2,141	0.4
Structured finance securities	44,436	6.0	49,779	8.5
Equity interests	80,512	10.9	37,007	6.3
Total	$739,406	100.0%	$584,228	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, the Company had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC, through which we may offer for sale, from time to time, up to $150.0 million of our common stock through an ATM offering. As of August 31, 2021, the Company sold 5,441 shares for gross proceeds of $0.2 million at an average price of $28.86 for aggregate net proceeds of $0.2 million (net of transaction costs). During the three and six months ended August 31, 2021, the Company sold 5,441 shares for gross proceeds of $0.2 million at an average price of $28.86 for aggregate net proceeds of $0.2 million (net of transaction cost).

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of August 31, 2021, the Company purchased 458,435 shares of common stock, at the average price of $18.64 for approximately $8.3 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2021, the Company purchased 9,623 shares of common stock, at the average price of $25.85 for approximately $0.2 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2021, the Company purchased 49,623 shares of common stock, at the average price of $25.23 for approximately $1.3 million pursuant to the Share Repurchase Plan.

On August 26, 2021, the Company declared a dividend of $0.52 per share payable on September 28, 2021, to common stockholders of record on September 14, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

On May 27, 2021, the Company declared a dividend of $0.44 per share payable on June 29, 2021, to common stockholders of record on June 15, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

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

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$-	$-	$-	$-	$-
SBA debentures	172,000	-	8,000	53,660	110,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000	-	-	175,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$410,125	$-	$8,000	$276,785	$125,340

Off-balance sheet arrangements

As of August 31, 2021 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $58.7 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2021 and February 28, 2021 is shown in the table below (dollars in thousands):

	August 31, 2021	February 28, 2021
At Company’s discretion
Artemis Wax Corp.	$15,000	$-
Axero Holdings, LLC	3,000	-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	-	630
Granite Comfort, LP	5,000	-
GreyHeller LLC	11,000	15,000
Netreo Holdings, LLC	1,000	10,000
Passageways, Inc.	-	5,000
Pepper Palace, Inc.	3,000	-
Procurement Partners, LLC	3,000	-
Top Gun Pressure Washing, LLC	175	3,175
Village Realty Holdings LLC	-	10,000
Total	43,175	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC	2,000	-
GoReact	-	2,000
HemaTerra Holding Company, LLC	2,000	2,000
New England Dental Partners	4,500	6,000
Passageways, Inc.	-	2,000
Pepper Palace, Inc.	4,500	-
Procurement Partners, LLC	1,000	1,000
Zollege PBC	1,500	-
	15,500	13,000
Total	$58,675	$58,805

Recent Developments

Subsequent to August 31, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended August 31, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

On September 13, 2021, we entered into a sixth amendment to the Credit Facility to, among other things, extend the commitment termination date of the Credit Facility from September 17, 2021 to October 1, 2021, with no change to the maturity date of September 17, 2025.

The Company has formed a wholly-owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility. This facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount to up to $75.0 million. The terms of the credit facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the credit facility is three years. Advances under the credit facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of this credit facility, all remaining amounts outstanding on the Company's existing revolving credit facility with Madison Capital Funding, LLC was repaid and the facility terminated.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At August 31, 2021, we had $410.1 million of borrowings outstanding.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2021 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.4 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.01 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2021.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(11)	$-	$(11)	$(0.00)
-50	(11)	-	(11)	(0.00)
-25	(11)	-	(11)	(0.00)
25	23	-	23	0.00
50	57	-	57	0.01
100	409	-	409	0.04
200	3,728	-	3,728	0.33
300	8,775	-	8,775	0.79
400	14,205	-	14,205	1.27

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly-owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended August 31, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors, which the FCA subsequently confirmed on March 5, 2021. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions (the “ARRC”), is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations.

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

SARATOGA INVESTMENT CORP.

Date: October 5, 2021	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer