Form 10-Q
period 2021-11-30
SARATOGA INVESTMENT CORP.
filed 2022-01-05
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2021

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

The number of outstanding common shares of the registrant as of January 5, 2022 was 12,101,706.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

(unaudited)

	November 30, 2021	February 28, 2021
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $536,539,603 and $471,328,212, respectively)	$546,750,922	$469,946,494
Affiliate investments (amortized cost of $40,075,633 and $17,331,707, respectively)	40,442,980	19,367,740
Control investments (amortized cost of $66,732,240 and $61,353,761, respectively)	74,599,110	64,998,481
Total investments at fair value (amortized cost of $643,347,476 and $550,013,680, respectively)	661,793,012	554,312,715
Cash and cash equivalents	120,881,990	18,828,047
Cash and cash equivalents, reserve accounts	23,186,481	11,087,027
Interest receivable (net of reserve of $0 and $1,152,086, respectively)	4,566,798	4,223,630
Due from affiliate (See Note 6)	-	2,719,000
Management fee receivable	364,715	34,644
Other assets	920,315	947,315
Total assets	$811,713,311	$592,152,378

LIABILITIES
Revolving credit facility	$12,500,000	$-
Deferred debt financing costs, revolving credit facility	(1,291,999)	(639,982)
SBA debentures payable	207,000,000	158,000,000
Deferred debt financing costs, SBA debentures payable	(4,302,019)	(2,642,622)
6.25% Notes Payable 2025	-	60,000,000
Deferred debt financing costs, 6.25% notes payable 2025	-	(1,675,064)
7.25% Notes Payable 2025	43,125,000	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	(1,157,871)	(1,401,307)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(197,899)	(239,222)
4.375% Notes Payable 2026	175,000,000	-
Premium on 4.375% notes payable 2026	1,157,187	-
Deferred debt financing costs, 4.375% notes payable 2026	(3,603,177)	-
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(433,835)	(476,820)
Base management and incentive fees payable	12,081,266	6,556,674
Deferred tax liability	1,053,564	1,922,664
Accounts payable and accrued expenses	1,961,075	1,750,266
Current income tax payable	2,833,988	-
Interest and debt fees payable	3,096,334	2,645,784
Directors fees payable	-	70,500
Due to manager	289,952	279,065
Excise tax payable	-	691,672
Total liabilities	469,111,566	287,966,608

Commitments and contingencies (See Note 8)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares
authorized, 11,747,004 and 11,161,416 common shares issued and outstanding, respectively	11,747	11,161
Capital in excess of par value	321,559,189	304,874,957
Total distributable earnings (deficit)	21,030,809	(700,348)
Total net assets	342,601,745	304,185,770
Total liabilities and net assets	$811,713,311	$592,152,378
NET ASSET VALUE PER SHARE	$29.17	$27.25

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$11,152,851	$10,422,586	$33,687,612	$30,585,868
Affiliate investments	1,055,947	418,418	2,332,967	1,204,840
Control investments	1,702,096	1,654,359	5,616,182	4,037,915
Payment-in-kind interest income:
Non-control/Non-affiliate investments	115,724	214,422	1,002,819	1,125,306
Affiliate investments	-	49,333	-	143,574
Control investments	110,737	44,896	298,383	117,449
Total interest from investments	14,137,355	12,804,014	42,937,963	37,214,952
Interest from cash and cash equivalents	968	770	2,561	14,176
Management fee income	815,739	623,817	2,448,593	1,883,825
Dividend Income*	537,621	12,799	1,595,119	12,799
Structuring and advisory fee income	582,500	545,354	2,922,625	1,798,660
Other income*	427,921	296,003	1,852,916	511,063
Total investment income	16,502,104	14,282,757	51,759,777	41,435,475

OPERATING EXPENSES
Interest and debt financing expenses	4,842,900	3,559,870	14,367,996	9,452,193
Base management fees	2,923,676	2,324,564	8,684,681	6,694,144
Incentive management fees expense (benefit)	2,417,628	2,295,000	9,698,327	1,966,367
Professional fees	(104,438)	502,979	863,376	1,257,420
Administrator expenses	750,000	693,750	2,156,250	1,852,083
Insurance	85,399	67,010	258,035	202,463
Directors fees and expenses	73,096	60,000	265,596	195,000
General & administrative	357,727	278,734	1,301,603	963,372
Income tax expense (benefit)	(40,519)	29,748	18,082	28,304
Total operating expenses	11,305,469	9,811,655	37,613,946	22,611,346
NET INVESTMENT INCOME	5,196,635	4,471,102	14,145,831	18,824,129

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	2,588,468	1,798	6,140,073	22,207
Affiliate investments	7,328,457	-	7,328,457	-
Control investments	-	-	(139,867)	-
Net realized gain (loss) from investments	9,916,925	1,798	13,328,663	22,207
Income tax (provision) benefit from realized gain on investments	(2,447,173)	(3,895,354)	(2,896,056)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	3,887,216	4,348,888	11,593,037	(9,472,477)
Affiliate investments	(7,412,673)	385,414	(1,668,686)	(1,421,606)
Control investments	(2,517,159)	1,264,528	4,222,150	1,522,945
Net change in unrealized appreciation (depreciation) on investments	(6,042,616)	5,998,830	14,146,501	(9,371,138)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	2,480,465	(210,057)	921,610	(58,838)
Net realized and unrealized gain (loss) on investments	3,907,601	1,895,217	25,500,718	(13,303,123)
Realized losses on extinguishment of debt	(764,123)	-	(2,316,263)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,340,113	$6,366,319	$37,330,286	$5,521,006

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.73	$0.57	$3.30	$0.49
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,450,861	11,169,817	11,312,991	11,198,287

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2021	November 30, 2020
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$14,145,831	$18,824,129
Net realized gain from investments	13,328,663	22,207
Realized losses on extinguishment of debt	(2,316,263)	-
Income tax (provision) benefit from realized gain on investments	(2,896,056)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	14,146,501	(9,371,138)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	921,610	(58,838)
Net increase (decrease) in net assets resulting from operations	37,330,286	5,521,006

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(15,599,129)	(9,068,484)
Net decrease in net assets from shareholder distributions	(15,599,129)	(9,068,484)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	15,320,818	-
Stock dividend distribution	2,760,278	1,580,919
Repurchases of common stock	(1,252,143)	(2,464,661)
Repurchase fees	(992)	(2,743)
Offering costs	(143,143)	-
Net increase (decrease) in net assets from capital share transactions	16,684,818	(886,485)
Total increase (decrease) in net assets	38,415,975	(4,433,963)
Net assets at beginning of period	304,185,770	304,286,853
Net assets at end of period	$342,601,745	$299,852,890

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2021	November 30, 2020
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$37,330,286	$5,521,006
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(1,120,081)	1,402,751
Net accretion of discount on investments	(1,368,430)	(964,524)
Amortization of deferred debt financing costs	1,544,478	992,592
Realized losses on extinguishment of debt	2,316,263	-
Income tax expense (benefit)	18,082	28,304
Net realized (gain) loss from investments	(13,328,663)	(22,207)
Net change in unrealized (appreciation) depreciation on investments	(14,146,501)	9,371,138
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	(921,610)	58,838
Proceeds from sales and repayments of investments	216,236,729	50,928,681
Purchases of investments	(293,753,351)	(122,027,366)
(Increase) decrease in operating assets:
Interest receivable	(343,168)	618,279
Due from affiliate	2,719,000	-
Management and incentive fee receivable	(330,071)	(12,049)
Other assets	(54,299)	(59,043)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	5,524,592	(11,024,296)
Accounts payable and accrued expenses	210,809	(198,572)
Current tax payable	2,833,988	-
Interest and debt fees payable	450,550	(1,302,104)
Directors fees payable	(70,500)	(17,000)
Excise tax payable	(691,672)	-
Due to manager	10,887	(265,499)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(56,932,682)	(66,971,071)

Financing activities
Borrowings on debt	135,000,000	26,000,000
Paydowns on debt	(73,500,000)	-
Issuance of notes	175,000,000	48,125,000
Repayments of notes	(60,000,000)	-
Payments of deferred debt financing costs	(7,768,038)	(2,752,425)
Premium on debt issuance, 4.375% notes 2026	1,250,000	-
Proceeds from issuance of common stock	15,320,818	-
Payments of cash dividends	(12,838,851)	(7,487,565)
Repurchases of common stock	(1,252,143)	(2,464,661)
Repurchases fees	(992)	(2,743)
Payments of offering costs	(124,714)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	171,086,080	61,417,606
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	114,153,398	(5,553,465)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	29,915,074	39,450,352
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$144,068,472	$33,896,887

Supplemental information:
Interest paid during the period	$12,372,967	$9,761,705
Cash paid for taxes	727,469	4,103,200
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	1,120,081	(1,402,751)
Net accretion of discount on investments	1,368,430	964,524
Amortization of deferred debt financing costs	1,544,478	992,592
Stock dividend distribution	2,760,278	1,580,919

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2021

(Unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 159.6% (b)
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$531,247	0.2%
		Total Consumer Products			1,589,630	531,247	0.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	475,698	3,446,921	1.0%
		Total Corporate Education Software			475,698	3,446,921	1.0%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	6,742,392	1,635,704	1,635,704	0.5%
		Total Cyber Security			1,635,704	1,635,704	0.5%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,499,951	6,461,264	1.9%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$2,150,000	2,131,736	2,054,905	0.6%
		Total Dental Practice Management			8,631,687	8,516,169	2.5%
PDDS Buyer, LLC (d)	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,915,232	14,140,000	4.1%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,950,156	7,070,000	2.1%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	5,190,688	1.5%
		Total Dental Practice Management Software			22,865,388	26,400,688	7.7%
C2 Educational Systems	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$18,500,000	18,478,932	17,380,750	5.1%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	515,246	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$16,000,000	15,869,962	15,891,200	4.6%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$-	-	-	0.0%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	226,054	0.1%
		Total Education Services			35,098,798	34,013,250	10.0%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,065	3,969,291	6,622,375	1.9%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,050,625	17,050,625	17,050,625	5.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	770,329	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	196,926	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,949,763	5,000,000	1.5%
GoReact	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$2,000,000	2,000,000	2,000,000	0.6%
		Total Education Software			28,373,866	31,640,255	9.3%
Top Gun Pressure Washing, LLC	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 12/31/2025	8/12/2019	$5,000,000	4,966,580	5,019,500	1.5%
Top Gun Pressure Washing, LLC (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 12/31/2025	8/12/2019	$5,500,000	5,453,313	5,521,450	1.7%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	454,493	0.1%
		Total Facilities Maintenance			10,908,041	10,995,443	3.3%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,981,626	3,031,800	0.9%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	975,139	988,155	0.3%
		Total Field Service Management			3,956,765	4,019,955	1.2%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	510,747	0.1%
		Total Financial Services			250,000	510,747	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	644,612	0.2%
		Total Healthcare Products Manufacturing			380,353	644,612	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	948,130	0.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,967,791	10,059,000	2.9%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,972,792	6,035,400	1.8%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.25%), 8.25% Cash, 1/31/2025	1/31/2017	$25,000,000	24,887,992	25,000,000	7.3%
		Total Healthcare Services			41,228,575	42,042,530	12.3%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,241	2,310,929	2,966,929	0.9%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 8.25% Cash, 1/31/2026	4/15/2019	$36,000,000	35,687,524	35,949,600	10.5%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 8.25% Cash, 1/31/2026	4/15/2019	$12,000,000	11,926,185	11,983,200	3.5%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$35,125,000	34,806,640	35,005,575	10.2%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	611,676	0.2%
		Total Healthcare Software			85,282,264	86,516,980	25.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	88,322	0.0%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/31/2022	3/26/2014	$5,141,413	5,141,413	5,141,413	1.5%
		Total Healthcare Supply			5,649,490	5,229,735	1.5%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,109,884	3,135,890	0.9%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	188,508	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,838,513	15,838,513	10,448,667	3.0%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	4/27/2020	$6,000,000	5,948,723	5,940,000	1.7%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			25,053,946	19,713,065	5.7%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$28,000,000	27,748,761	27,935,600	8.2%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$-	-	-	0.0%
		Total HVAC Services and Sales			27,748,761	27,935,600	8.2%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD BSBY+8.00%), 9.00% Cash, 10/1/2026	10/1/2021	$9,000,000	8,921,624	8,920,800	2.6%
AgencyBloc, LLC (h)	Insurance Software	Class A Units	10/1/2021	2,000,000	2,000,000	2,000,000	0.6%
		Total Insurance Software			10,921,624	10,920,800	3.2%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 8.00% Cash, 3/6/2025	3/6/2013	$5,386,146	5,386,146	5,386,146	1.6%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	3,004,804	0.9%
		Total Industrial Products			5,386,146	8,390,950	2.5%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$33,000,000	32,846,165	33,000,000	9.6%
		Total IT Services			32,846,165	33,000,000	9.6%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,132,519	12,404,960	3.6%
inMotionNow, Inc. (d)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,969,883	5,084,000	1.5%
		Total Marketing Services			17,102,402	17,488,960	5.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 6.25% Cash, 8/26/2026	8/26/2021	$15,000,000	14,854,465	14,850,000	4.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,000,000	0.9%
		Total Mentoring Software			17,854,465	17,850,000	5.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash/1.00% PIK, 5/29/2023	5/29/2018	$8,230,092	8,184,696	8,280,296	2.4%
		Total Non-profit Services			8,184,696	8,280,296	2.4%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,289,440	1.0%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	448,028	0.1%
		Total Office Supplies			3,700,000	3,737,468	1.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$17,500,000	17,484,846	17,515,750	5.0%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$-	-	-	0.0%
		Total Payroll Services			17,484,846	17,515,750	5.0%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,889,357	13,995,800	4.1%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,973,924	2,999,100	0.8%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,293,084	0.4%
		Total Real Estate Services			17,934,582	18,287,984	5.3%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$12,000,000	11,880,712	11,880,000	3.5%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$-	-	-	0.0%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	999,983	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,758,622	2,758,622	2,737,602	0.8%
		Total Restaurant			15,639,334	15,617,585	4.6%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$33,915,000	33,593,475	33,575,850	9.7%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	1,000,000	0.2%
		Total Specialty Food Retailer			34,593,475	34,575,850	9.9%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,834,438	25,589,200	7.4%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	984,200	0.3%
		Total Sports Management			26,834,438	26,573,400	7.7%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	1,892,978	0.6%
		Total Staffing Services			100,000	1,892,978	0.6%
Jobvite, Inc. (d)	Talent Acquisition Software	Second Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/6/2027	7/6/2021	$20,000,000	19,830,902	19,826,000	5.8%
		Total Talen Acquisition Software			19,830,902	19,826,000	5.8%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,997,562	9,000,000	2.6%
		Total Waste Services			8,997,562	9,000,000	2.6%
Sub Total Non-control/Non-affiliate investments					536,539,603	546,750,922	159.6%
Affiliate investments - 11.8% (b)
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.00% Cash, 5/20/2026	5/20/2021	$24,000,000	23,769,915	23,935,200	7.0%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	1,704,065	0.5%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,359	5,358,719	5,358,715	1.6%
		Total Consumer Services			30,628,634	30,997,980	9.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC(f)	Employee Collaboration Software	First Lien Term Loan (3 USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$5,500,000	5,446,999	5,445,000	1.6%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Delayed Draw Term Loan (3 USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,000,000	0.5%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	2,000,000	0.6%
		Total Employee Collaboration Software			9,446,999	9,445,000	2.7%
Sub Total Affiliate investments					40,075,633	40,442,980	11.8%
Control investments - 21.6% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,420,019	5,393,553	5,420,019	1.5%
Netreo Holdings, LLC (d), (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	5/26/2020	$10,409,659	10,318,388	10,409,659	3.0%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	18,104,384	5.3%
		Total IT Services			24,056,441	33,934,062	9.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 11.34%, 4/20/2033	1/22/2008	$111,000,000	33,300,799	31,290,048	9.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.17%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	9,375,000	2.7%
		Total Structured Finance Securities			42,675,799	40,665,048	11.8%
Sub Total Control investments					66,732,240	74,599,110	21.6%
TOTAL INVESTMENTS - 193.0% (b)					$643,347,476	$661,793,012	193.0%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 42.1% (b)
U.S. Bank Money Market (l)	144,068,471	$144,068,471	$144,068,471	42.1%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	144,068,471	$144,068,471	$144,068,471	42.1%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of November 30, 2021, non-qualifying assets represent 6.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $342,601,745 as of November 30, 2021.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 11.34% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. GreyHeller, LLC is no longer an affiliate as of November 30, 2021. Transactions during the nine months ended November 30, 2021 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$30,260,000	$-	$1,098,885	$-	$-	$369,346
Axero Holdings, LLC	9,445,000	-	260,804	-	-	(1,999)
GreyHeller, LLC	8,910,000	(26,428,457)	973,278		7,328,457	-
Total	$48,615,000	$(26,428,457)	$2,332,967	$-	$7,328,457	$367,347

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended November 30, 2021 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$14,104,500	$-	$1,279,692	$-	$-	$4,290,015
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	3,516,264	2,448,593	-	386,160
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	-	(17,875,000)	814,431	-	-	(454,025)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	8,500,000	(8,500,000)	4,786	-	(139,867)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	9,375,000	-	299,392	-	-	-
Total	$31,979,500	$(26,375,000)	$5,914,565	$2,448,593	$(139,867)	$4,222,150

(h)	Non-income producing at November 30, 2021.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of November 30, 2021. (See Note 8 to the consolidated financial statements).

(k)	As of November 30, 2021, there were no investments on non-accrual status. (See Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of November 30, 2021.

BSBY - Bloomberg Short-Term Bank Yield

LIBOR - London Interbank Offered Rate

3M USD BSBY - The 3 month USD BSBY rate as of November 30, 2021 was 0.16%.

1M USD LIBOR - The 1 month USD LIBOR rate as of November 30, 2021 was 0.09%.

3M USD LIBOR - The 3 month USD LIBOR rate as of November 30, 2021 was 0.17%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 154.5% (b)
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$475,116	0.2%
		Total Consumer Products			1,589,630	475,116	0.2%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	181,240	0.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	181,240	0.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	1,050,000	1,050,000	0.3%
		Total Corporate Education Software			1,050,000	1,050,000	0.3%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	7/5/2018	$5,000,000	4,972,250	5,050,000	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	1/3/2020	$5,000,000	4,980,871	5,050,000	1.7%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	3,164,579	1.0%
		Total Corporate Governance			10,953,121	13,264,579	4.4%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,491,331	6,489,450	2.1%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$650,000	644,419	643,500	0.2%
		Total Dental Practice Management			7,135,750	7,132,950	2.3%
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,895,777	14,278,600	4.7%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,938,964	7,139,300	2.3%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,240,946	0.7%
		Total Dental Practice Management Software			22,834,741	23,658,846	7.7%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$16,000,000	15,998,379	13,499,200	4.4%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	1,011,596	0.3%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$25,947,024	25,748,711	25,874,372	8.5%
		Total Education Services			42,497,090	40,385,168	13.2%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$43,500,000	43,204,446	43,630,500	14.3%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	3,069,267	1.0%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,247,500	17,247,500	17,357,884	5.7%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	725,726	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	185,553	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,940,297	5,100,000	1.7%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$17,835,914	17,745,629	18,021,407	5.9%
		Total Education Software			86,010,523	88,090,337	28.9%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,977,590	3,030,000	1.0%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	974,399	987,568	0.3%
		Total Field Service Management			3,951,989	4,017,568	1.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	418,531	0.1%
		Total Financial Services			250,000	418,531	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	566,592	0.2%
		Total Healthcare Products Manufacturing			380,353	566,592	0.2%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,415,301	0.5%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,955,177	10,059,000	3.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,961,748	6,035,400	2.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.75%), 8.75% Cash, 1/31/2025	1/31/2017	$25,000,000	24,871,639	24,900,000	8.2%
		Total Healthcare Services			41,188,564	42,409,701	14.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,572,002	0.8%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,956,593	6,060,000	2.0%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,914,035	12,120,000	4.0%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$8,000,000	7,924,230	7,920,000	2.6%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	300,000	300,000	300,000	0.1%
		Total Healthcare Software			28,094,858	28,972,002	9.5%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	280,346	0.1%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 6/28/2021	3/26/2014	$5,141,413	5,141,413	5,141,413	1.7%
		Total Healthcare Supply			5,649,490	5,421,759	1.8%
Book4Time, Inc. (a)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,105,788	3,105,152	1.0%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	156,826	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,767,918	15,767,918	10,788,409	3.5%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,973,387	3,030,000	1.0%
		Total Hospitality/Hotel			22,003,919	17,080,387	5.6%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$7,000,000	6,932,689	6,950,300	2.3%
Granite Comfort, LP	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$8,000,000	7,922,181	7,943,200	2.6%
		Total HVAC Services and Sales			14,854,870	14,893,500	4.9%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$7,021,046	7,021,046	7,021,046	2.3%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,025,598	0.7%
		Total Industrial Products			7,021,046	9,046,644	3.0%
CLEO Communications Holding, LLC (d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$14,073,964	14,064,807	14,176,704	4.7%
CLEO Communications Holding, LLC (d), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,451,756	20,388,504	20,601,054	6.8%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$23,000,000	22,865,749	23,089,700	7.6%
		Total IT Services			57,319,060	57,867,458	19.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,116,232	12,322,000	4.1%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,960,820	5,050,000	1.7%
		Total Marketing Services			17,077,052	17,372,000	5.8%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,470,787	5,554,450	1.8%
		Total Non-profit Services			5,470,787	5,554,450	1.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,287,460	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	322,853	0.1%
		Total Office Supplies			3,700,000	3,610,313	1.2%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$18,000,000	17,981,413	17,368,200	5.7%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$1,000,000	994,557	964,900	0.3%
		Total Payroll Services			18,975,970	18,333,100	6.0%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,189,591	7,395,000	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$4,876,322	4,838,617	4,973,850	1.6%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	122,578	365,914	2,208,681	0.7%
		Total Property Management			12,394,122	14,577,531	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,873,317	13,952,400	4.6%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,970,361	2,989,800	1.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,090,002	0.4%
		Total Real Estate Services			17,914,979	18,032,202	6.0%
TMAC Acquisition Co., LLC (k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,911	0.7%
		Total Restaurant			2,261,017	2,140,911	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,800,743	24,525,800	8.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	943,300	0.3%
		Total Sports Management			26,800,743	25,469,100	8.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	924,509	0.3%
		Total Staffing Services			100,000	924,509	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,981,436	9,000,000	3.0%
		Total Waste Services			8,981,436	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					471,328,212	469,946,494	154.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 6.4% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	11/17/2016	$7,000,000	6,988,549	7,000,000	2.3%
GreyHeller LLC (d), (f), (j)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	10/19/2020	$2,250,000	2,233,173	2,250,000	0.7%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	3,924,291	1.3%
		Total Cyber Security			10,071,722	13,174,291	4.3%
Top Gun Pressure Washing, LLC (f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,961,639	4,491,500	1.5%
Top Gun Pressure Washing, LLC (f), (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,810,198	1,639,397	0.6%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	62,552	0.0%
		Total Facilities Maintenance			7,259,985	6,193,449	2.1%
Sub Total Affiliate investments					17,331,707	19,367,740	6.4%
Control investments - 21.4% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,296,555	5,268,156	5,349,521	1.8%
Netreo Holdings, LLC (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2020	5/26/2020	$1,223,203	1,213,962	1,235,435	0.4%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	8,634,768	2.8%
		Total IT Services			9,632,118	15,219,724	5.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 11.72%, 1/20/2030	1/22/2008	$111,000,000	33,846,643	31,449,732	10.3%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.19%, 4/20/2033	2/26/2021	$17,875,000	17,875,000	18,329,025	6.1%
		Total Structured Finance Securities			51,721,643	49,778,757	16.4%
Sub Total Control investments					61,353,761	64,998,481	21.4%
TOTAL INVESTMENTS - 182.2% (b)					$550,013,680	$554,312,715	182.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 6.2% (b)
U.S. Bank Money Market (l)	18,828,047	$18,828,047	$18,828,047	6.2%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	18,828,047	$18,828,047	$18,828,047	6.2%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of November 30, 2021 non-qualifying assets represent 6.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $304,185,770 as of February 28, 2021.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 7 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 11.72% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the nine months ended November 30, 2021 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$-	$(2,309,806)	$172,626	$-	$(8,726,013)	$7,745,228
GreyHeller LLC	2,227,500	-	987,969	-	-	942,175
Top Gun Pressure Washing, LLC	1,806,750	-	668,294	-	-	(712,711)
TG Pressure Washing Holdings, LLC	138,148	-	-	-	-	(425,596)
Total	$4,172,398	$(2,309,806)	$1,828,889	$-	$(8,726,013)	$7,549,096

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended November 30, 2021 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$-	$738,012	$-	$-	$1,832,136
Saratoga Investment Corp. CLO 2013-1, Ltd.	14,000,000	-	3,535,591	2,507,626	-	(1,433,723)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	(2,500,000)	237,163	-	-	22,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	17,875,000	-	15,187	-	-	454,025
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	(7,500,000)	805,759	-	-	65,250
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	22,500,000	(25,000,000)	679,926	-	-	295,459
Total	$55,563,000	$(35,000,000)	$6,011,638	$2,507,626	$-	$1,235,147

(h)	Non-income producing at February 28, 2021.

(i)	Includes securities issued by an affiliate of the Company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2021. (see Note 8 to the consolidated financial statements).

(k)	As of February 28, 2021, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2021.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(unaudited)

Note 1. Organization

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on March 23, 2007 as GSC Investment Corp. and completed its initial public offering (“IPO”) on March 28, 2007. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation from its investments.

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

The Company has established wholly owned subsidiaries, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). Tax blockers are consolidated for accounting purposes but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

The Company has formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility”). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on the Company’s existing revolving credit facility with Madison Capital Funding, LLC were repaid and the revolving credit facility terminated.

On October 26, 2021, the Company and TJHA JV I LLC entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Saratoga Senior Loan Fund I JV LLC (“Saratoga JV”). Saratoga JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loans, notes and other debt instruments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SIF II, SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP, SBIC II LP and SIF II are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the three months ended November 30, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Pursuant to Section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company (including Section 3(c)(1) and Section 3(c)(7) funds for this purpose), such as a money market fund (except as permitted under Rule 12d1-1 under the 1940 Act which is designed to permit "cash sweep" arrangements rather than investments directly in short-term instruments), if such investment would cause the Company to exceed any of the following limitations:

●	we were to own more than 3.0% of the investment company’s total outstanding voting stock;

●	we were to hold securities in the investment company having an aggregate value in excess of 5.0% of the value of our total assets; or

●	we were to hold securities in investment companies having an aggregate value in excess of 10.0% of the value of our total assets.

As of November 30, 2021, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, representing payments received on secured investments or other reserved amounts associated with the revolving credit facilities. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the revolving credit facilities.

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within our wholly owned subsidiaries, SBIC LP and SBIC II LP.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2021	November 30, 2020
Cash and cash equivalents	$120,881,990	$21,060,224
Cash and cash equivalents, reserve accounts	23,186,481	12,836,663
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$144,068,471	$33,896,887

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2021, there were no investments on non-accrual status. At February 28, 2021, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

Dividend Income

Dividends income is recorded in the consolidated statements of operations when earned.

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

Deferred Debt Financing Costs

Financing costs incurred in connection with the Encina Credit Facility and notes are deferred and amortized using the straight-line method over the life of the respective facility and debt securities. Financing costs incurred in connection with the SBA-guaranteed debentures issued to SBIC LP and SBIC II LP are deferred and amortized using the straight-line method over the life of the debentures.

The Company presents deferred debt financing costs on the balance sheet as a contra-liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

Realized Loss on Extinguishment of Debt

Upon the repayment of debt obligations that are deemed to be extinguishments, the difference between the principal amount due at maturity adjusted for any unamortized debt issuance costs is recognized as a loss (i.e., the unamortized debt issuance costs are recognized as a loss upon extinguishment of the underlying debt obligation).

Contingencies

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management reasonably believes that the likelihood of such an event is remote. Therefore, the Company has not accrued any liabilities in connection with such indemnifications.

In the ordinary course of business, the Company may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Company.

Income Taxes

The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. By meeting these requirements, the Company will not be subject to corporate federal income taxes on ordinary income or capital gains timely distributed to stockholders. Therefore, no provision has been recorded for federal income taxes, except as related to the Taxable Blockers and long-term capital gains, when applicable.

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90% of its “investment company taxable income”, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least (1) 98% of its net ordinary income in any calendar year, (2) 98.2% of its capital gain net income for each one-year period ending on October 31and (3) any net ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such year, and on which the Company paid no U.S federal income tax.

Depending on the level of investment company taxable income earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward investment company taxable income and net capital gains in excess of current year dividend distributions into the next tax year and pay the 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual investment company taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned.

In accordance with U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a publicly offered RIC may treat a distribution of its own stock as counting toward its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. This published guidance indicates that the rule will apply where the aggregate amount of cash to be distributed to all stockholders is not at least 20.0% of the aggregate declared distribution. Under the published guidance, if too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code or tax blockers, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers are consolidated in the Company’s U.S. GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s U.S. GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets of the Taxable Blockers are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2021, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2018, 2019, 2020 and 2021 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2021 and February 28, 2021, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed at least annually, although we may decide to retain some or all of our net capital gains for reinvestment.

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

Capital Gains Incentive Fee

The Company records an expense accrual on the consolidated statements of operations relating to the capital gains incentive fee payable by the Company to the Manager on the consolidated statements of assets and liabilities when the net realized and unrealized gain on its investments exceed all net realized and unrealized capital losses on its investments because a capital gains incentive fee would be owed to the Manager if the Company were to liquidate its investment portfolio at such time.

The actual incentive fee payable to the Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and only reflected those realized capital gains net of realized and unrealized losses for the period.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under the Encina Credit Facility. Many of these agreements (including the credit agreements relating to the Encina Credit Facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022. Management does not believe this optional guidance has a material impact on the Company’s consolidated financial statements and disclosures.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2— Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments that are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

●	Level 3—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation technique. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of November 30, 2021 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$505,619	$505,619
Second lien term loans	-	-	44,416	44,416
Unsecured term loans	-	-	2,738	2,738
Structured finance securities	-	-	40,665	40,665
Equity interests	-	-	68,355	68,355
Total	$-	$-	$661,793	$661,793

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2021 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2021	$440,456	$24,930	$2,141	$49,779	$37,007	$554,313
Payment-in-kind and other adjustments to cost	309	70	498	(546)	790	1,121
Net accretion of discount on investments	1,346	22	-	-	-	1,368
Net change in unrealized appreciation (depreciation) on investments	2,292	(431)	99	(68)	12,254	14,146
Purchases	226,786	19,825	-	-	47,143	293,754
Sales and repayments	(165,570)	-	-	(8,360)	(42,307)	(216,237)
Net realized gain (loss) from investments	-	-	-	(140)	13,468	13,328
Balance as of November 30, 2021	$505,619	$44,416	$2,738	$40,665	$68,355	$661,793
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$3,597	$(431)	$99	$386	$11,837	$15,488

Purchases, payment-in-kind and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructures in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2021.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2021 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$505,619	Market Comparables	Market Yield (%)	6.0% - 14.6%	8.7%
			EBITDA Multiples (x)	6.7x	6.7	x
			Revenue Multiples (x)	3.5x - 6.7x	5.6	x
Second lien term loans	44,416	Market Comparables	Market Yield (%)	8.7% - 31.5%	15.1%
			EBITDA Multiples (x)	7.5x	7.5	x
Unsecured term loans	2,738	Market Comparables	Market Yield (%)	15.8%	15.8%
Structured finance securities	40,665	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	14.2%
			Recovery Rate (%)	35% - 70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	68,355	Enterprise Value Waterfall	EBITDA Multiples (x)	2.6x - 28.6x	9.1	x
			Revenue Multiples (x)	1.0x - 11.7x	6.3	x
Total	$661,793

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2021 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$440,456	Market Comparables	Market Yield (%)	5.8% - 18.7%	9.7%
			EBITDA Multiples (x)	6.8x	6.8	x
			Revenue Multiples (x)	4.1x - 8.0x	7.5	x
Second lien term loans	24,930	Market Comparables	Market Yield (%)	10.0% - 24.5%	16.5%
			EBITDA Multiples (x)	7.5x	7.5	x
Unsecured term loans	2,141	Market Comparables	Market Yield (%)	31.1%	31.1%
			EBITDA Multiples (x)	5.2x	5.2	x
Structured finance securities	49,779	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.00%	13.8%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	37,007	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 14.0x	9.7	x
			Revenue Multiples (x)	0.5x - 38.3x	4.6	x
Total	$554,313

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of November 30, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$504,460	78.4%	$505,619	76.4%
Second lien term loans	49,808	7.8	44,416	6.7
Unsecured term loans	2,759	0.4	2,738	0.4
Structured finance securities	42,676	6.6	40,665	6.2
Equity interests	43,644	6.8	68,355	10.3
Total	$643,347	100.0%	$661,793	100.0%

The composition of our investments as of February 28, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$441,590	80.3%	$440,456	79.5%
Second lien term loans	29,891	5.4	24,930	4.4
Unsecured term loans	2,261	0.4	2,141	0.4
Structured finance securities	51,722	9.4	49,779	9.0
Equity interests	24,550	4.5	37,007	6.7
Total	$550,014	100.0%	$554,313	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. In connection with the refinancing of the Saratoga CLO liabilities, we ran Intex models based on inputs about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at November 30, 2021. The inputs at November 30, 2021 for the valuation model include:

●	Default rate: 2%

●	Recovery rate: 35% -70%

●	Discount rate: 10% – 15%

●	Prepayment rate: 20%

●	Reinvestment rate / price: L+365bps / $99.25

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of November 30, 2021.

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

On December 14, 2018, the Company completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period ending January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased its aggregate principal amount from approximately $300.0 million to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of 3M USD LIBOR plus 8.75% and 3M USD LIBOR plus 10.00%, respectively. As part of this refinancing, the Company also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par.

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd., (“CLO 2013-1 Warehouse 2”) a wholly owned subsidiary Saratoga CLO.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

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

For the three months ended November 30, 2021 and November 30, 2020, we accrued management fee income of $0.8 million and $0.6 million, respectively, and interest income of $1.1 million and $1.1 million, respectively, from the subordinated notes of Saratoga CLO.

For the nine months ended November 30, 2021 and November 30, 2020, we accrued management fee income of $2.4 million and $1.9 million, respectively, and interest income of $3.5 million and $2.4 million, respectively, from the subordinated notes of the Saratoga CLO.

As of November 30, 2021, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $31.3 million and $9.4 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2021, Saratoga CLO had investments with a principal balance of $683.2 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of November 30, 2021, the present value of the projected future cash flows of the subordinated notes was approximately $31.7 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has since received distributions of $70.8 million, management fees of $27.8 million and incentive fees of $1.2 million. In conjunction with the third refinancing of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO.

As of February 28, 2021, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $31.4 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of February 28, 2021, the fair value of its investment in the Class F-R-3 Notes was $18.3 million. As of February 28, 2021, Saratoga CLO had investments with a principal balance of $603.7 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of February 28, 2021, the present value of the projected future cash flows of the subordinated notes was approximately $31.7 million, using a 15.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2021 (unaudited) and February 28, 2021 and for the three and nine months ended November 30, 2021 (unaudited) and November 30, 2020 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2021	February 28, 2021
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $675,359,709 and $594,722,350, respectively)	$666,709,161	$591,518,866
Equities at fair value (amortized cost of $0 and $527,124, respectively)	-	501,175
Total investments at fair value (amortized cost of $675,359,709 and $595,249,474, respectively)	666,709,161	592,020,041
Cash and cash equivalents	8,059,084	114,145,406
Receivable from open trades	8,380,929	1,901,754
Interest receivable (net of reserve of $0 and $35,000, respectively)	2,033,523	1,497,333
Prepaid expenses and other assets	5,894	118,868
Total assets	$685,188,591	$709,683,402

LIABILITIES
Interest payable	$1,655,129	$124,233
Payable from open trades	43,299,500	66,298,568
Accrued base management fee	72,548	6,930
Accrued subordinated management fee	290,192	27,715
Accounts payable and accrued expenses	134,149	809,760
Due to Affiliate	-	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(274,235)	(292,368)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,848,999)	(3,037,380)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	17,875,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	-
Deferred debt financing costs	(2,134,391)	(2,276,780)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(45,059,972)	(48,039,412)
Total liabilities	$717,133,921	$738,221,266
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(31,945,580)	(28,538,114)
Total net assets	(31,945,330)	(28,537,864)
Total liabilities and net assets	$685,188,591	$709,683,402

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
INVESTMENT INCOME
Total interest from investments	$7,423,609	$6,646,110	23,037,547	20,297,400
Interest from cash and cash equivalents	-	191	691	3,692
Other income	164,151	174,585	681,528	469,195
Total investment income	7,587,760	6,820,886	23,719,766	20,770,287

EXPENSES
Interest and debt financing expenses	7,122,812	5,773,135	17,528,546	18,831,060
Base management fee	162,752	124,763	489,323	376,765
Subordinated management fee	651,010	499,054	1,957,293	1,507,060
Professional fees	75,574	146,170	220,931	329,442
Trustee expenses	70,558	54,706	191,887	160,440
Other expense	152,484	1,935	266,423	42,215
Total expenses	8,235,190	6,599,763	20,654,403	21,246,982
NET INVESTMENT INCOME (LOSS)	(647,430)	221,123	3,065,363	(476,695)

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(662,289)	(3,089,206)	(1,051,714)	(9,231,676)
Net change in unrealized appreciation (depreciation) on investments	(4,277,923)	14,923,956	(5,421,115)	9,806,306
Net realized and unrealized gain (loss) on investments	(4,940,212)	11,834,750	(6,472,829)	574,630
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,587,642)	$12,055,873	$(3,407,466)	$97,935

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2021

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-	-	-	-	-	32,832	-	-
ABB Con-Cise Optical Group LLC	Consumer goods: Non-durable	First Lien	Loan	6M USD LIBOR+	5.00%	1.00%	6.00%	6/15/2023	$2,044,269	$2,034,953	$1,967,098
ADMI Corp.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	4/30/2025	1,935,276	1,930,002	1,898,989
Adtalem Global Education Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	8/11/2028	2,000,000	1,980,847	1,995,000
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	3,159,652	3,143,003	3,049,065
Agiliti Health Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	1,487,500	1,480,205	1,472,625
Agiliti Health Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	384,464	381,389	382,061
AHEAD DB Holdings, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	10/18/2027	2,992,500	2,888,755	2,981,907
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	First Lien	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,473,470	1,468,051	1,472,158
AIS HoldCo, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	8/15/2025	5,142,632	5,005,997	5,039,780
Alchemy Copyrights, LLC	Media: Diversified & Production	First Lien	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	3/10/2028	495,009	491,946	491,297
Alchemy US Holdco 1, LLC	Metals & Mining	First Lien	Loan	1M USD LIBOR+	5.50%	0.00%	5.59%	10/10/2025	1,654,803	1,639,692	1,648,598
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	2/4/2028	248,750	248,181	247,367
Alkermes, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	3/12/2026	497,500	496,423	490,038
Allen Media, LLC	Media: Diversified & Production	First Lien	Loan	3M USD LIBOR+	5.50%	0.00%	5.63%	2/10/2027	712,500	704,162	704,933
Allen Media, LLC	Media: Diversified & Production	First Lien	Loan	3M USD LIBOR+	5.50%	0.00%	5.63%	2/10/2027	783,725	769,688	775,402
Allen Media, LLC	Media: Diversified & Production	First Lien	Loan	3M USD LIBOR+	5.50%	0.00%	5.63%	2/10/2027	2,954,527	2,943,384	2,923,150
Alliant Holdings I, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	11/5/2027	1,000,000	998,750	993,930
Allied Universal Holdco LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	5/12/2028	2,000,000	1,990,006	1,981,000
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,219,562	1,108,613
Altium Packaging LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2028	497,500	495,211	488,261
American Greetings Corporation	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	3,493,509	3,491,643	3,491,343
American Trailer World Corp	Automotive	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/3/2028	1,995,000	1,989,046	1,973,394
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	3/18/2027	1,981,419	1,971,356	1,964,081
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	1,985,003	1,961,245	1,955,228
Anastasia Parent LLC	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	8/11/2025	970,000	967,180	835,762
Anchor Glass Container Corporation	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	476,356	475,532	413,920
Anchor Packaging, LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	7/18/2026	989,873	981,515	977,500
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	6.00%	0.75%	6.75%	5/24/2027	3,000,000	2,940,079	3,006,240
AP Core Holdings II LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	2,000,000	1,970,974	1,993,120
AP Core Holdings II LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	500,000	492,754	498,540
APi Group DE, Inc. (J2 Acquisition)	Services: Business	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	10/1/2026	1,950,000	1,941,671	1,941,479
APLP Holdings Limited Partnership	Energy: Electricity	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	5/14/2027	917,568	909,036	923,302
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	5/15/2026	2,977,157	2,942,637	2,934,376
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/6/2028	995,000	985,774	985,050
AppLovin Corporation	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	8/15/2025	992,347	992,347	987,028
AppLovin Corporation	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	10/21/2028	1,500,000	1,496,250	1,488,750
Aramark Corporation	Services: Consumer	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	1/15/2027	2,331,250	2,265,442	2,275,463
Aramark Corporation	Services: Consumer	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	4/1/2028	1,753,715	1,745,601	1,738,914
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	9/23/2028	872,611	868,332	866,250
ARC FALCON I INC.(a)	Chemicals, Plastics, & Rubber	First Lien	Loan	N/A	3.75%	0.50%	0.00%	9/22/2028	-	(623)	(929)
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,340,070	3,156,477
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	10/1/2025	2,442,442	2,436,497	2,435,311
ARISTOCRAT LEISURE LIMITED	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	10/19/2024	987,500	974,020	985,239
ASP BLADE HOLDINGS, INC.	Capital Equipment	First Lien	Loan	1M USD LIBOR+	4.00%	0.50%	4.50%	10/7/2028	100,000	99,505	99,667
Asplundh Tree Expert, LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	9/7/2027	990,000	985,861	982,575
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	2/12/2027	997,500	997,500	989,021
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	First Lien	Loan	3M USD LIBOR+	5.50%	0.75%	6.25%	9/15/2028	3,000,000	2,970,220	2,964,990
Asurion, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.13%	0.00%	3.22%	11/3/2023	266,824	265,961	265,658
Asurion, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	12/18/2026	3,002,675	2,990,993	2,954,632
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	First Lien	Loan	3M USD LIBOR+	2.00%	0.00%	2.13%	3/12/2028	1,950,000	1,945,458	1,939,275

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avaya, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	12/15/2027	1,755,766	1,746,961	1,750,130
Avaya, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	12/15/2027	1,000,000	1,000,000	996,250
Avison Young (Canada) Inc	Services: Business	First Lien	Loan	3M USD LIBOR+	6.00%	0.00%	6.12%	1/31/2026	3,414,773	3,376,579	3,369,971
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	First Lien	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	892,270	994,770
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	First Lien	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	12/1/2027	496,250	491,908	494,741
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	First Lien	Loan	Prime+	5.00%	0.75%	8.25%	9/20/2027	500,000	485,257	486,665
B&G Foods, Inc.	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	10/10/2026	706,458	701,479	704,162
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	11/19/2026	1,473,750	1,441,070	1,438,748
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	10/14/2027	1,241,888	1,228,487	1,234,126
BALL METALPACK, LLC (PE Spray)	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	4.50%	0.00%	4.68%	7/25/2025	3,874,850	3,863,794	3,845,788
Belfor Holdings Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	4/6/2026	248,728	248,467	248,106
Belron Finance US LLC	Automotive	First Lien	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	4/13/2028	1,990,000	1,971,517	1,981,304
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	4/23/2026	992,405	985,999	980,000
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	4/23/2026	1,483,781	1,474,142	1,476,362
Blucora, Inc.	Services: Consumer	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,445,311	2,439,268	2,439,197
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	2.50%	0.00%	2.64%	3/4/2028	995,000	992,695	990,025
Bombardier Recreational Products, Inc.	Consumer goods: Durable	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	5/24/2027	1,473,800	1,464,462	1,451,457
Boxer Parent Company, Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	10/2/2025	524,359	524,359	518,460
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	4.25%	0.00%	4.38%	9/5/2025	970,000	967,183	967,274
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	3/5/2026	995,000	995,000	984,682
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	1/22/2027	2,986,688	2,980,890	2,935,048
Brookfield WEC Holdings Inc.	Energy: Electricity	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,481,269	1,483,597	1,460,131
Brooks Automation, Inc.	High Tech Industries	First Lien	Loan	3M USD SOFR+	3.35%	0.50%	3.85%	11/17/2028	1,000,000	994,999	993,130
Buckeye Partners, L.P.	Utilities: Oil & Gas	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	11/1/2026	1,975,063	1,962,447	1,962,402
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	2,493,750	2,470,693	2,478,164
Callaway Golf Company	Retail	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.59%	1/4/2026	684,375	675,279	687,085
CareerBuilder, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	5,393,388	5,222,788	4,456,287
CareStream Health, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,210,996	2,208,405	2,214,224
Casa Systems, Inc	Telecommunications	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,394,875	1,390,315	1,354,772
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	1/27/2027	1,984,316	1,972,500	1,957,349
CBI BUYER, INC.	Consumer goods: Durable	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	997,500	995,355	987,276
CCC Intelligent Solutions Inc.	Services: Business	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/16/2028	250,000	249,395	248,595
CCI Buyer, Inc	Telecommunications	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/17/2027	248,750	246,540	247,942
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/5/2028	995,000	990,308	990,025
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	5.50%	0.00%	5.59%	9/25/2025	2,431,250	2,416,385	2,383,233
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	First Lien	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/14/2026	3,000,000	2,971,926	2,986,500
CENTURI GROUP, INC.	Construction & Building	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	8/18/2028	1,000,000	990,247	992,810
CenturyLink, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	3/15/2027	3,939,924	3,934,031	3,858,683
Chemours Company, (The)	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.85%	4/3/2025	982,058	941,212	961,434
Churchill Downs Incorporated	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	3/17/2028	497,500	496,345	492,316
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	5/17/2028	997,500	988,136	995,006
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	2/2/2028	4,975,000	4,969,516	4,921,121
Clarios Global LP	Automotive	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	4/30/2026	1,267,812	1,258,959	1,250,379
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	5.00%	1.00%	6.00%	8/9/2026	2,974,709	2,954,331	2,967,272
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD SOFR+	4.00%	0.00%	4.50%	8/9/2026	500,000	497,500	498,750
CNT Holdings I Corp	Retail	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	11/8/2027	497,500	495,379	496,167
Cole Haan	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	5.50%	0.00%	5.68%	2/7/2025	931,250	925,035	848,993

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Columbus McKinnon Corporation	Capital Equipment	First Lien	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	5/14/2028	493,194	492,000	491,039
Compass Power Generation, LLC	Utilities: Electric	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,764,488	1,761,912	1,750,884
Conduent, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	10/7/2028	1,000,000	990,106	996,880
Connect Finco SARL	Telecommunications	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,955,000	2,825,374	2,944,835
Consolidated Communications, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/2/2027	714,005	704,828	710,135
CORAL-US CO-BORROWER LLC	Telecommunications	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	1/31/2028	4,000,000	3,986,204	3,921,240
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	1,940,909	1,917,886	1,921,500
Corelogic, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	6/2/2028	2,500,000	2,487,920	2,468,750
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	3/2/2027	1,985,000	1,985,000	1,966,222
COWEN INC.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	6M USD LIBOR+	3.25%	0.00%	4.00%	3/12/2028	2,977,500	2,963,634	2,955,169
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	9/15/2027	498,750	498,185	498,959
Crown Subsea Communications Holding, Inc.	Construction & Building	First Lien	Loan	1M USD LIBOR+	5.00%	0.75%	5.75%	4/27/2027	2,404,110	2,381,714	2,412,115
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	7/15/2025	1,939,087	1,923,959	1,899,394
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	1/15/2026	486,250	485,547	475,917
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	4/15/2027	491,250	491,250	481,602
CTS Midco, LLC	High Tech Industries	First Lien	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	1,985,000	1,932,807	1,980,038
Daseke Inc	Transportation: Cargo	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/5/2028	1,492,500	1,485,540	1,487,530
DCert Buyer, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	10/16/2026	1,488,665	1,488,665	1,482,249
Dealer Tire, LLC	Automotive	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	12/12/2025	2,947,500	2,942,290	2,924,156
Delek US Holdings, Inc.	Utilities: Oil & Gas	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	3/31/2025	6,331,691	6,287,413	6,138,575
Delta 2 (Lux) S.a.r.l.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.50%	1.00%	3.50%	2/1/2024	818,289	817,721	812,356
DexKo Global, Inc. (Dragon Merger)	Automotive	First Lien	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	9/23/2028	840,000	835,895	831,600
DexKo Global, Inc. (Dragon Merger)(a)	Automotive	First Lien	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	9/22/2028	-	-	(1,600)
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.35%	8/24/2026	3,417,688	2,951,243	1,428,594
Digital Room LLC	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	5.00%	0.00%	5.09%	5/21/2026	2,932,500	2,910,197	2,916,019
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	First Lien	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	7/22/2027	4,000,000	3,961,659	3,990,000
Dispatch Acquisition Holdings, LLC	Environmental Industries	First Lien	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/25/2028	498,750	494,168	496,256
DOMTAR CORPORATION	Forest Products & Paper	First Lien	Loan	3M USD LIBOR+	5.50%	0.75%	6.25%	10/1/2028	677,419	670,645	668,105
Driven Holdings LLC	Retail	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	11/17/2028	2,000,000	1,989,999	1,985,000
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	3/1/2028	6,500,000	6,452,985	6,483,750
DTZ U.S. Borrower, LLC	Construction & Building	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	8/21/2025	3,885,874	3,874,529	3,852,572
EAB Global, Inc.	Services: Business	First Lien	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	8/16/2028	1,000,000	995,137	989,500
Echo Global Logistics, Inc.	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	11/3/2028	2,000,000	1,995,009	1,987,500
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	4/7/2028	2,216,320	2,208,164	2,204,042
Electrical Components Inter., Inc.	Capital Equipment	First Lien	Loan	2M USD LIBOR+	4.25%	0.00%	4.35%	6/26/2025	1,908,930	1,908,930	1,890,432
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	500,000	497,507	496,875
ELO Touch Solutions, Inc.	Media: Diversified & Production	First Lien	Loan	1M USD LIBOR+	6.50%	0.00%	6.59%	12/14/2025	2,341,935	2,261,794	2,340,952
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	3/27/2028	2,353,022	2,343,936	2,284,502
Endure Digital, Inc.	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	2/10/2028	2,493,750	2,482,382	2,443,875

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Ensemble RCM LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	8/3/2026	2,977,215	2,970,750	2,965,515
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	10/10/2025	4,862,500	4,856,338	3,654,315
Equiniti Group PLC	Services: Business	First Lien	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	10/30/2028	1,000,000	990,000	1,000,630
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	2/18/2027	1,972,929	1,972,489	1,946,788
Finco I LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	6/27/2025	2,801,051	2,796,509	2,784,945
First Brands Group, LLC	Automotive	First Lien	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	3/30/2027	8,955,000	8,840,384	9,010,969
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	2.50%	0.00%	2.63%	2/1/2027	5,214,262	5,197,429	5,128,070
First Student Bidco Inc.	Transportation: Consumer	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/14/2028	730,392	725,290	722,862
First Student Bidco Inc.	Transportation: Consumer	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/14/2028	269,608	267,725	266,828
Fitness International, LLC (LA Fitness)	Services: Consumer	First Lien	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,325,167	1,230,969
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	7/3/2024	496,154	495,700	490,389
Franchise Group, Inc.	Services: Consumer	First Lien	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	3/10/2026	815,445	808,244	812,730
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	8/1/2025	4,364,988	4,344,680	4,310,425
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	1/29/2027	1,975,000	1,971,377	1,929,496
Garrett LX III S.a r.l.	Automotive	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/28/2028	1,500,000	1,493,036	1,477,500
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,417,797	2,400,444	2,402,686
General Nutrition Centers, Inc.	Retail	Second Lien	Loan	1M USD LIBOR+	6.00%	0.00%	6.20%	10/7/2026	362,697	362,697	338,668
Genesee & Wyoming, Inc.	Transportation: Cargo	First Lien	Loan	3M USD LIBOR+	2.00%	0.00%	2.13%	12/30/2026	1,477,500	1,472,116	1,463,094
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,933,082	3,704,664	3,671,375
GGP Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	8/27/2025	3,858,181	3,227,642	3,792,284
GI Chill Acquisition LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	8/1/2025	3,917,308	3,896,830	3,897,721
Gigamon Inc.	Services: Business	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	12/27/2024	2,908,071	2,893,975	2,900,801
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	8/13/2025	4,365,000	4,364,317	3,881,227
Global Tel*Link Corporation	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	11/29/2025	4,938,649	4,737,507	4,732,609
Go Daddy Operating Company, LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	8/10/2027	1,984,925	1,984,925	1,960,113
Go Wireless Holdings, Inc.	Telecommunications	First Lien	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	2,891,234	2,865,921	2,888,343
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	First Lien	Loan	3M USD LIBOR+	5.25%	0.75%	6.00%	11/23/2027	2,000,000	1,980,000	1,980,000
Goodyear Tire & Rubber Company, The	Chemicals, Plastics, & Rubber	Second Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	3/3/2025	3,000,000	2,945,334	2,943,750
Graham Packaging Co Inc	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/7/2027	974,763	968,707	966,506
Great Outdoors Group, LLC	Retail	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/6/2028	992,500	987,793	991,259
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	4/12/2024	2,948,846	2,931,243	2,941,474
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	2/24/2028	3,880,491	3,876,926	3,848,982
Harbor Freight Tools USA, Inc.	Retail	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	10/19/2027	3,482,412	3,460,069	3,448,911
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	First Lien	Loan	3M USD LIBOR+	7.75%	1.00%	8.75%	6/16/2026	1,262,555	1,260,166	1,156,362

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Helix Gen Funding, LLc	Energy: Electricity	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	228,806	228,663	221,560
Hillman Group Inc. (The) (New)	Consumer goods: Durable	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	4,156,118	4,146,090	4,124,947
Hillman Group Inc. (The) (New)(a)	Consumer goods: Durable	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	67,511	67,511	61,181
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	8/18/2025	3,560,000	3,550,679	3,533,300
Holley Purchaser, Inc	Automotive	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	11/10/2028	2,142,857	2,132,143	2,130,814
Holley Purchaser, Inc(a)	Automotive	First Lien	Loan	N/A	3.75%	0.75%	0.00%	11/10/2028	-	(1,786)	(2,007)
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	2,179,642	2,169,229	2,159,219
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	3/17/2028	5,970,000	5,915,095	5,907,315
Idera, Inc.	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	4,872,321	4,860,282	4,846,741
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/1/2028	2,000,000	1,990,101	1,983,340
INDY US BIDCO, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	3/6/2028	2,243,750	2,243,594	2,235,336
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2026	997,500	993,380	994,069
INFINITE BIDCO LLC	Wholesale	First Lien	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	3/2/2028	1,496,250	1,492,735	1,487,841
Informatica Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	10/13/2028	500,000	499,387	496,430
Ingram Micro Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	6/30/2028	1,496,250	1,481,788	1,492,509
Inmar Acquisition Sub, Inc.	Services: Business	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,394,994	3,347,450	3,380,259
Innophos, Inc.	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	2/4/2027	492,500	490,618	490,038
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	First Lien	Loan	2M USD LIBOR+	5.00%	0.75%	5.75%	4/7/2028	4,453,125	4,430,154	4,330,664
INSTRUCTURE HOLDINGS, INC.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	10/21/2028	500,000	498,754	496,250
Isagenix International, LLC	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,476,309	2,447,851	1,842,374
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	3/14/2025	2,949,539	2,929,959	2,871,376
J Jill Group, Inc	Retail	First Lien	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,574,907	1,573,417	1,354,420
Jane Street Group	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	1/31/2028	3,970,000	3,964,061	3,919,383
Journey Personal Care Corp.	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/1/2028	997,500	992,818	990,847
JP Intermediate B, LLC	Consumer goods: Non-durable	First Lien	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,221,483	4,190,800	3,904,872
KAR Auction Services, Inc.	Automotive	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.38%	9/19/2026	245,000	244,580	236,425
Kindred Healthcare, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.63%	7/2/2025	1,969,848	1,955,691	1,964,923
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	2/12/2026	1,492,500	1,485,674	1,441,203
Kodiak BP, LLC	Construction & Building	First Lien	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	3/13/2028	497,500	495,179	493,560
Kraton Corporation	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	11/18/2028	1,000,000	995,000	991,250
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	3.50%	0.19%	3.69%	9/1/2027	496,250	485,707	496,250
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	296,004	283,778	298,040
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	608,379	514,931	589,823
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	807,639	516,441	711,933
Lakeland Tours, LLC	Hotel, Gaming & Leisure	First Lien	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	869,977	226,526	579,622
Lealand Finance Company B.V.	Energy: Oil & Gas	First Lien	Loan	1M USD LIBOR+	1.00%	0.00%	1.09%	6/30/2025	332,254	332,254	142,663
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	476,250	475,501	447,346
LIAISON ACQUISITION, LLC	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/4/2028	992,500	990,301	991,259
Lifetime Brands, Inc	Consumer goods: Non-durable	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,694,077	2,671,048	2,673,871
Lightstone Generation LLC	Energy: Electricity	First Lien	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,483	1,141,335
Lightstone Generation LLC	Energy: Electricity	First Lien	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,536	64,373
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/21/2025	393,542	393,066	373,865
Lindblad Expeditions, Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/21/2025	98,386	98,267	93,466
Liquid Tech Solutions Holdings, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	4.75%	0.00%	5.50%	3/17/2028	997,500	992,953	992,513
LogMeIn, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	4.75%	0.00%	4.84%	8/31/2027	3,970,000	3,904,859	3,942,726
LOYALTY VENTURES INC.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	11/3/2027	1,000,000	980,000	990,830
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	11/11/2026	1,223,421	1,221,254	1,212,411
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	10/16/2028	250,000	248,773	248,393
MA FinanceCo LLC	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,427,968	2,421,037	2,453,267
MAGNITE, INC.	Services: Business	First Lien	Loan	6M USD LIBOR+	5.00%	0.75%	5.75%	4/28/2028	1,995,000	1,938,927	1,982,531
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	8/29/2025	1,317,074	1,317,074	1,286,781
Match Group, Inc, The	Services: Consumer	First Lien	Loan	3M USD LIBOR+	1.75%	0.00%	1.91%	2/15/2027	250,000	249,542	245,208

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.59%	2/28/2025	3,400,857	3,376,272	3,386,676
McAfee, LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	9/30/2024	1,647,800	1,643,176	1,645,625
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	First Lien	Loan	1M USD LIBOR+	4.75%	0.50%	5.25%	7/20/2028	2,000,000	1,980,550	1,973,500
MedAssets Software Inter Hldg, Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	11/17/2028	1,500,000	1,492,500	1,488,750
Meredith Corporation	Media: Advertising, Printing & Publishing	First Lien	Loan	Prime+	1.50%	0.00%	4.75%	1/31/2025	578,738	578,102	577,615
Mermaid Bidco Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/12/2027	996,253	992,915	988,781
Messer Industries, LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	2.50%	0.00%	2.63%	3/1/2026	3,391,515	3,375,615	3,348,273
MH SUB I, LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	9/13/2024	500,000	498,750	497,625
Michaels Companies Inc	Retail	First Lien	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/8/2028	1,496,250	1,482,283	1,484,654
Milk Specialties Company	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	8/23/2025	3,811,112	3,781,621	3,802,765
MKS Instruments, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	2/2/2026	870,891	865,354	870,569
MKS Instruments, Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	2.25%	0.50%	2.75%	10/21/2028	1,000,000	997,500	995,630
MLN US Holdco LLC	Telecommunications	First Lien	Loan	1M USD LIBOR+	4.50%	0.00%	4.59%	12/1/2025	793,929	793,062	760,187
MRC Global Inc.	Metals & Mining	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	9/20/2024	351,484	351,078	348,848
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	First Lien	Loan	3M USD LIBOR+	3.75%	0.00%	3.88%	9/30/2024	2,842,097	2,810,092	2,780,509
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD SOFR+	3.00%	0.00%	3.50%	11/17/2028	3,000,000	2,992,500	2,976,240
Natgasoline LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.63%	11/14/2025	1,476,072	1,450,744	1,461,311
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	2,770,496	2,758,386	2,733,897
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	87,464	87,061	86,308
National Mentor Holdings, Inc.(a)	Healthcare & Pharmaceuticals	First Lien	Loan	N/A	3.75%	0.75%	3.75%	3/2/2028	-	-	(1,703)
Neenah, Inc.	Forest Products & Paper	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	4/6/2028	1,995,000	1,985,635	1,992,506
NeuStar, Inc.	Telecommunications	First Lien	Loan	Prime+	2.50%	1.00%	5.75%	8/8/2024	2,641,566	2,617,462	2,640,113
NeuStar, Inc.	Telecommunications	First Lien	Loan	Prime+	3.50%	1.00%	6.75%	8/8/2024	885,162	875,613	884,720
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	9/18/2026	1,113,795	1,102,709	1,105,241
Next Level Apparel, Inc.	Retail	First Lien	Loan	3M USD WIBOR+	5.50%	1.00%	6.50%	8/9/2024	1,737,840	1,728,558	1,659,638
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	First Lien	Loan	12M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	877,273	875,285	863,236
NorthPole Newco S.a.r.l	Aerospace & Defense	First Lien	Loan	3M USD LIBOR+	7.00%	0.00%	7.13%	3/3/2025	5,094,178	4,751,773	2,547,089
Novolex Holdings, Inc (Flex Acquisition)	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/2/2028	995,000	990,478	986,453
Nuvei Technologies Corp.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	9/29/2025	2,244,375	2,239,430	2,230,348
Organon & Co.	Healthcare & Pharmaceuticals	First Lien	Loan	6M USD LIBOR+	3.00%	0.50%	3.50%	6/2/2028	2,493,750	2,481,971	2,484,398
Pacific Gas and Electric Company	Utilities: Electric	First Lien	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,483,725	1,477,419	1,464,718
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	9/20/2028	1,000,000	995,114	993,750
Padagis LLC	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	6/29/2028	941,176	932,100	938,824
PAE Holding Corp	Aerospace & Defense	First Lien	Loan	3M USD LIBOR+	4.50%	0.75%	5.25%	10/14/2027	1,985,000	1,959,195	1,982,519
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/7/2028	498,750	495,438	498,595
Pathway Partners Vet Management Company LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	3/30/2027	492,714	483,415	489,285
PCI Gaming Authority	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	5/29/2026	855,192	852,192	847,068
PECF USS INTERMEDIATE HOLDING III CORPORATION	Environmental Industries	First Lien	Loan	3M USD LIBOR+	4.25%	0.50%	4.75%	11/4/2028	100,000	99,750	99,563
Penn National Gaming	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,767,751	1,716,963	1,759,584
Peraton Corp.	Aerospace & Defense	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	5,473,747	5,451,090	5,454,206
Ping Identity Corporation	High Tech Industries	First Lien	Loan	3M USD SOFR+	4.25%	0.00%	4.75%	11/18/2028	1,000,000	994,999	997,500
Pitney Bowes Inc	Services: Business	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.10%	3/17/2028	2,985,000	2,967,666	2,982,194
Pixelle Specialty Solutions LLC	Forest Products & Paper	First Lien	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,514,650	3,513,569
Plastipak Holdings Inc.	Containers, Packaging & Glass	First Lien	Loan	Prime+	1.50%	0.00%	4.75%	10/14/2024	2,789,599	2,775,303	2,775,651
Plastipak Holdings Inc.	Containers, Packaging & Glass	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	11/17/2028	2,000,000	1,989,999	1,990,000
Playtika Holding Corp.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	2.75%	0.00%	2.84%	3/13/2028	4,477,500	4,468,175	4,442,978
PointClickCare Technologies, Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	3.00%	0.75%	3.75%	12/29/2027	497,500	495,318	495,013
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,472,500	5,415,442	5,363,050
PPD, Inc.	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	1/13/2028	497,500	495,316	496,102

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pre-Paid Legal Services, Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	5/1/2025	2,000,000	2,003,988	1,991,660
Pre-Paid Legal Services, Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	5/1/2025	990,000	978,558	987,525
Presidio, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.60%	1/22/2027	493,750	492,891	491,281
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	First Lien	Loan	6M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,565,258	3,559,558	3,545,435
PRIORITY HOLDINGS, LLC	Services: Consumer	First Lien	Loan	1M USD LIBOR+	5.75%	1.00%	6.75%	4/27/2027	2,992,500	2,963,588	2,977,538
PriSo Acquisition Corporation	Construction & Building	First Lien	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	497,499	495,905	492,678
Project Leopard Holdings Inc	High Tech Industries	First Lien	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/5/2024	496,250	495,328	496,518
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	482,625	481,445	477,799
PUG LLC	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	2/12/2027	486,313	484,423	476,990
Rackspace Technology Global, Inc.	High Tech Industries	First Lien	Loan	3M USD LIBOR+	2.75%	0.75%	3.50%	2/15/2028	497,500	495,296	489,983
RealPage, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	4/24/2028	1,000,000	997,688	989,750
Renaissance Learning, Inc.	Services: Consumer	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	5/30/2025	2,976,833	2,952,101	2,939,623
Rent-A-Center, Inc.	Retail	First Lien	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	2/17/2028	996,247	994,051	984,621
Research Now Group, Inc	Media: Advertising, Printing & Publishing	First Lien	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	4,354,689	4,272,433	4,284,840
Resideo Funding Inc.	Services: Consumer	First Lien	Loan	2M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,492,500	1,489,838	1,488,769
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	4/30/2024	3,096,224	3,088,865	3,080,743
Restoration Hardware, Inc.	Retail	First Lien	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	10/13/2028	1,000,000	995,000	993,330
Rexnord LLC	Capital Equipment	First Lien	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	9/21/2028	250,000	249,387	249,220
Reynolds Consumer Products LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	1/29/2027	1,295,682	1,294,564	1,286,703
Reynolds Group Holdings Inc.	Metals & Mining	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	2/5/2026	3,473,750	3,456,954	3,436,616
Robertshaw US Holding Corp.	Consumer goods: Durable	First Lien	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	965,000	963,772	912,533
Rocket Software, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	11/28/2025	2,912,658	2,904,525	2,884,056
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	6/2/2025	5,637,965	5,598,560	5,626,238
RV Retailer LLC	Automotive	First Lien	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	2/8/2028	1,990,000	1,972,198	1,978,816
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	9/1/2027	495,000	488,798	492,733
S&S HOLDINGS LLC	Services: Business	First Lien	Loan	1M USD LIBOR+	5.00%	0.50%	5.50%	3/10/2028	2,490,000	2,431,160	2,480,663
Sally Holdings LLC	Retail	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.35%	7/5/2024	750,909	749,228	744,339
Samsonite International S.A.	Consumer goods: Non-durable	First Lien	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	4/25/2025	990,019	968,457	980,119
Schweitzer-Mauduit International, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	4/20/2028	2,992,500	2,976,144	2,960,091
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	First Lien	Loan	3M USD LIBOR+	2.00%	0.00%	2.14%	11/2/2028	1,000,000	997,527	997,920
Signify Health, LLC	Healthcare & Pharmaceuticals	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	6/16/2028	500,000	497,608	496,565
Sirius Computer Solutions, Inc.	High Tech Industries	First Lien	Loan	Prime+	2.50%	0.00%	5.75%	7/1/2026	1,224,508	1,222,611	1,222,721
Sitel Worldwide Corporation	Services: Business	First Lien	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	8/28/2028	2,000,000	1,990,311	1,991,000
SiteOne Landscape Supply, LLC	Services: Business	First Lien	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/18/2028	995,000	992,670	990,025
SMG US Midco 2, Inc.	Services: Business	First Lien	Loan	3M USD LIBOR+	2.50%	0.00%	2.63%	1/23/2025	491,250	491,250	475,898
Sotheby’s	Services: Business	First Lien	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/15/2027	3,264,654	3,212,837	3,261,944
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	3.50%	0.75%	4.25%	8/2/2028	2,000,000	1,990,405	1,998,120
Specialty Pharma III Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	3/31/2028	2,000,000	1,981,481	1,995,000
Spectrum Brands, Inc.	Consumer goods: Durable	First Lien	Loan	6M USD LIBOR+	2.00%	0.50%	2.50%	3/3/2028	497,500	496,351	495,013
Spin Holdco, Inc.	Services: Consumer	First Lien	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	3/4/2028	2,985,000	2,968,832	2,981,269
SRAM, LLC	Consumer goods: Durable	First Lien	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	5/12/2028	3,709,091	3,703,039	3,685,909
SS&C Technologies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/16/2025	190,170	189,926	187,348
SS&C Technologies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/16/2025	154,375	154,180	152,084
SS&C Technologies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	4/16/2025	477,615	476,951	471,158
STANDARD INDUSTRIES INC.	Construction & Building	First Lien	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/22/2028	1,000,000	990,162	996,610
Staples, Inc.	Wholesale	First Lien	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	4/16/2026	4,397,738	4,270,698	4,213,605
Stars Group Inc. (The)	Hotel, Gaming & Leisure	First Lien	Loan	3M USD LIBOR+	2.25%	0.00%	2.38%	7/21/2026	2,000,000	1,995,488	1,983,340
Storable, Inc	High Tech Industries	First Lien	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	4/17/2028	500,000	498,847	495,000
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	11/1/2028	1,000,000	990,000	993,750
Sylvamo Corporation	Forest Products & Paper	First Lien	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	8/18/2028	1,146,667	1,135,433	1,145,233
Syncsort Incorporated	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	4/24/2028	2,000,000	2,000,000	1,994,640
Tenable Holdings, Inc.	Services: Business	First Lien	Loan	6M USD LIBOR+	2.75%	0.50%	3.25%	6/30/2028	1,000,000	997,555	995,000
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	7/15/2025	4,439,848	4,361,672	4,424,308

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tenneco Inc	Capital Equipment	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	10/1/2025	1,458,750	1,450,390	1,430,304
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,925,000	1,923,469	1,889,638
The Octave Music Group, Inc (Touchtunes)	Services: Business	First Lien	Loan	1M USD LIBOR+	5.25%	1.00%	6.25%	5/29/2025	3,259,191	3,233,813	3,242,895
Thor Industries, Inc.	Automotive	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.13%	2/1/2026	2,935,080	2,882,657	2,932,145
Tosca Services, LLC	Containers, Packaging & Glass	First Lien	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	496,250	490,069	495,942
Trans Union LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	2.25%	0.50%	2.75%	11/16/2028	1,000,000	997,499	993,130
Transdigm, Inc.	Aerospace & Defense	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	8/22/2024	4,034,433	4,037,080	3,965,767
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	1/25/2024	2,418,750	2,417,280	2,255,484
TRC Companies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	6/21/2024	3,315,141	3,308,930	3,301,681
TRC Companies, Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	6/21/2024	2,479,433	2,470,500	2,473,234
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	First Lien	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	1,496,250	1,489,275	1,488,215
Tronox Pigments (Netherlands) B.V.	Chemicals, Plastics, & Rubber	First Lien	Loan	3M USD LIBOR+	2.25%	0.00%	2.38%	3/10/2028	372,308	371,459	368,067
TruGreen Limited Partnership	Services: Consumer	First Lien	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	966,675	959,855	966,144
Uber Technologies, Inc.	Transportation: Consumer	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	2/25/2027	3,958,360	3,918,261	3,941,854
Ultra Clean Holdings, Inc.	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.75%	0.00%	3.84%	8/27/2025	901,605	897,636	901,984
Unimin Corporation	Metals & Mining	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	470,168	494,227
United Natural Foods, Inc	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	3.25%	0.00%	3.34%	10/22/2025	1,624,974	1,558,624	1,620,456
United Road Services Inc.	Transportation: Cargo	First Lien	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	928,759	922,607	844,938
Univar Inc.	Chemicals, Plastics, & Rubber	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	5/26/2028	1,995,000	1,985,467	1,985,444
Univision Communications Inc.	Media: Broadcasting & Subscription	First Lien	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	3/15/2026	2,477,697	2,470,442	2,469,967
US Ecology, Inc.	Environmental Industries	First Lien	Loan	1M USD LIBOR+	2.50%	0.00%	2.59%	11/2/2026	491,250	490,458	489,103
Utz Quality Foods, LLC	Beverage, Food & Tobacco	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	1/20/2028	347,997	347,277	345,606
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	4.00%	0.00%	4.18%	8/20/2025	1,385,891	1,380,309	1,351,243
Vertex Aerospace Services Corp	Aerospace & Defense	First Lien	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	11/10/2028	1,000,000	995,000	993,130
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	3.00%	0.00%	3.09%	3/1/2026	3,100,888	3,092,498	3,091,399
Victory Capital Management	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD LIBOR+	2.25%	0.50%	2.75%	11/19/2028	1,000,000	995,000	992,500
Virence Intermediate Holdings LLC (Athenahealth / VVC Holding)	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	4.25%	0.00%	4.34%	2/11/2026	2,950,175	2,924,974	2,942,800
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	9/17/2028	3,000,000	2,990,185	2,983,740
Vistra Energy Corp	Utilities: Electric	First Lien	Loan	1M USD LIBOR+	1.75%	0.00%	1.84%	12/31/2025	909,717	909,156	899,410
Vizient, Inc	Healthcare & Pharmaceuticals	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	5/6/2026	487,500	486,749	481,557
VM Consolidated, Inc.	Construction & Building	First Lien	Loan	3M USD LIBOR+	3.25%	0.00%	3.42%	3/19/2028	2,345,220	2,341,823	2,328,358
Vouvray US Finance LLC	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	477,500	477,500	411,992
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	First Lien	Loan	3M USD SOFR+	2.50%	0.50%	3.00%	10/14/2028	500,000	498,750	499,690
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	First Lien	Loan	1M USD LIBOR+	2.13%	0.00%	2.22%	1/20/2028	1,250,000	1,249,738	1,235,938
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	First Lien	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/15/2025	491,094	489,576	483,114

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Watlow Electric Manufacturing Company	High Tech Industries	First Lien	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	3/2/2028	2,487,500	2,475,939	2,471,182
WeddingWire, Inc.	Services: Consumer	First Lien	Loan	2M USD LIBOR+	4.50%	0.00%	4.60%	12/19/2025	4,882,347	4,875,158	4,878,295
West Corporation	Telecommunications	First Lien	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,086,078	1,044,086	1,033,012
West Corporation	Telecommunications	First Lien	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,599,274	2,558,751	2,448,204
WEX Inc.	Services: Business	First Lien	Loan	1M USD LIBOR+	2.25%	0.00%	2.34%	3/31/2028	1,990,000	1,980,808	1,971,652
WildBrain Ltd.	Media: Diversified & Production	First Lien	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	3/27/2028	1,990,000	1,953,320	1,988,348
Wirepath LLC	Consumer goods: Non-durable	First Lien	Loan	1M USD LIBOR+	4.00%	0.00%	4.09%	8/5/2024	2,902,749	2,888,420	2,893,083
WP CITYMD BIDCO LLC	Services: Consumer	First Lien	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	8/13/2026	5,424,013	5,400,097	5,394,614
WP CITYMD BIDCO LLC	Services: Consumer	First Lien	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	8/13/2028	2,000,000	1,997,499	1,989,160
Xperi Corporation	High Tech Industries	First Lien	Loan	1M USD LIBOR+	3.50%	0.00%	3.59%	6/8/2028	2,776,766	2,763,896	2,762,188
ZEBRA BUYER LLC	Banking, Finance, Insurance & Real Estate	First Lien	Loan	2M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	887,097	882,754	884,329
Zekelman Industries, Inc.	Metals & Mining	First Lien	Loan	1M USD LIBOR+	2.00%	0.00%	2.09%	1/25/2027	970,775	970,775	960,057
										$675,359,709	$666,709,161

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	8,059,084	$8,059,084	$8,059,084
Total cash and cash equivalents	8,059,084	$8,059,084	$8,059,084

(a)	All or a portion of this investment has an unfunded commitment as of November 30, 2021
(b)	As of November 30, 2021, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2021.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

WIBOR - Warsaw Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2021 was 0.09%.

2M USD LIBOR—The 2 month USD LIBOR rate as of November 30, 2021 was 0.10%.

3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2021 was 0.17%.

6M USD LIBOR—The 6 month USD LIBOR rate as of November 30, 2021 was 0.24%.

12M USD LIBOR - The 12 month USD LIBOR rate as of November 30, 2021 was 0.38%

3 PL WIBOR - The 3 month PL WIBOR rate as of November 30, 2021 was 2.06%

3M SOFR - The 3 month SOFR rate as of November 30, 2021 was 0.05%

Prime—The Prime Rate as of November 30, 2021 was 3.25%.

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

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2021 was 0.20%.

12M USD LIBOR - The 12 month USD LIBOR rate as of February 28, 2021 was 0.28%

3M PL WIBOR - The 3 month PL WIBOR rate as of February 28, 2021, was 0.21%

Prime—The Prime Rate as of February 28, 2021 was 3.25%.

Note 5. Income Taxes

SIA-Avionte, Inc., SIA-AX., SIA-GH Inc., SIA-MAC, Inc., SIA-PEP Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc., and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state income tax purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers.

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

Deferred tax assets and liabilities, and related valuation allowance as of November 30, 2021 and February 28, 2021 were as follows:

	November 30, 2021	February 28, 2021
Total deferred tax assets	$2,115,306	$2,108,556
Total deferred tax liabilities	(1,065,509)	(1,987,120)
Valuation allowance on net deferred tax assets	(2,103,360)	(2,044,100)
Net deferred tax liability	$(1,053,564)	$(1,922,664)

As of November 30, 2021, the valuation allowance on deferred tax assets was $2.1 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended November 30, 2021 includes $2.5 million deferred tax benefit on net change in unrealized appreciation on investments, $2.4 million income tax provision from realized gain on investments and $(0.04) million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended November 30, 2020 includes $0.2 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the nine months ended November 30, 2021 includes $0.9 million deferred tax benefit on net change in unrealized appreciation on investments, $2.9 million income tax provision from realized gain on investments and $0.02 million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the nine months ended November 30, 2020 includes $0.1 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for three and nine months ended November 30, 2021 and November 30, 2020:

	For the three months ended		For the nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Current
Federal	$2,157,212	$-	$2,583,041	$-
State	289,961	-	340,655	-
Net current expense	2,447,173	-	2,923,696	-
Deferred
Federal	(1,916,842)	195,652	(677,986)	24,814
State	(604,143)	44,153	(253,182)	62,328
Net deferred expense	(2,520,985)	239,805	(931,168)	87,142
Net tax provision	$(73,812)	$239,805	$1,992,528	$87,142

Note 6. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by our board of directors and/or the Company’s stockholders. Most recently, on July 6, 2021, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

For the three months ended November 30, 2021 and November 30, 2020, the Company incurred $2.9 million and $2.3 million in base management fees, respectively. For the three months ended November 30, 2021 and November 30, 2020, the Company incurred $1.5 million and $1.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2021 and November 30, 2020, the Company accrued an expense of $0.9 million and an expense of $1.1 million in incentive fees related to capital gains.

For the nine months ended November 30, 2021 and November 30, 2020, the Company incurred $8.7 million and $6.7 million in base management fees, respectively. For the nine months ended November 30, 2021 and November 30, 2020, the Company incurred $4.8 million and $4.0 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2021 and November 30, 2020, the Company accrued an expense of $4.9 million and an (benefit) of $(2.0) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2021, the base management fees accrual was $3.0 million and the incentive fees accrual was $9.2 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, the base management fees accrual was $2.4 million and the incentive fees accrual was $13.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018. On July 9, 2019, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million effective August 1, 2019. On July 7, 2020, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.225 million to $2.775 million effective August 1, 2020. On July 6, 2021, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.775 million to $3.0 million effective August 1, 2021.

For the three months ended November 30, 2021 and November 30, 2020, we recognized $0.8 million and $0.7 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2021 and November 30, 2020, we recognized $2.2 million and $1.9 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2021, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

On August 7, 2018, the Company entered into an unsecured loan agreement with CLO 2013-1 Warehouse, a wholly owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse may borrow from time to time up to $25 million from the Company in order to provide capital necessary to support warehouse activities. The CLO 2013-1 Warehouse Loan, which expired on February 7, 2020, bore interest at an annual rate of 3M USD LIBOR + 7.5%.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of 2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

For the three months ended November 30, 2021 and November 30, 2020, we recognized management fee income of $0.8 million and $0.6 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2021 and November 30, 2020, we recognized management fee income of $2.4 million and $1.9 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2021 and November 30, 2020, the Company neither bought nor sold any investments from the Saratoga CLO.

Note 7. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 236.7% as of November 30, 2021 and 347.1% as of February 28, 2021.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Madison Credit Facility”), in each case, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP and SBIC II LP, was pledged under the Madison Credit Facility to secure our obligations thereunder.

On February 24, 2012, we amended the Madison Credit Facility to, among other things:

●	expand the borrowing capacity under the Madison Credit Facility from $40.0 million to $45.0 million;

●	extend the period during which we may make and repay borrowings under the Madison Credit Facility from July 30, 2013 to February 24, 2015 (the “Revolving Period”). The Revolving Period may, upon the occurrence of an event of default, by action of the lenders or automatically, be terminated. All borrowings and other amounts payable under the Madison Credit Facility are due and payable five years after the end of the Revolving Period; and

●	remove the condition that we may not acquire additional loan assets without the prior written consent of Madison Capital Funding LLC.

On September 17, 2014, we entered into a second amendment to the Madison Credit Facility to, among other things:

●	extend the commitment termination date from February 24, 2015 to September 17, 2017;

●	extend the maturity date of the Madison Credit Facility from February 24, 2020 to September 17, 2022 (unless terminated sooner upon certain events);

●	reduce the applicable margin rate on base rate borrowings from 4.50% to 3.75%, and on LIBOR borrowings from 5.50% to 4.75%; and

●	reduce the floor on base rate borrowings from 3.00% to 2.25%, and on LIBOR borrowings from 2.00% to 1.25%.

On May 18, 2017, we entered into a third amendment to the Madison Credit Facility to, among other things:

●	extend the commitment termination date from September 17, 2017 to September 17, 2020;

●	extend the final maturity date of the Madison Credit Facility from September 17, 2022 to September 17, 2025 (unless terminated sooner upon certain events);

●	reduce the floor on base rate borrowings from 2.25% to 2.00%;

●	reduce the floor on LIBOR borrowings from 1.25% to 1.00%; and

●	reduce the commitment fee rate from 0.75% to 0.50% for any period during which the ratio of advances outstanding to aggregate commitments, expressed as a percentage, is greater than or equal to 50%.

On April 24, 2020, we entered into a fourth amendment to the Madison Credit Facility to, among other things:

●	permit certain amendments related to the Paycheck Protection Program (“Permitted PPP Amendment”) to Loan Asset Documents;

●	exclude certain debt and interest amounts allowed by the Permitted PPP Amendments from certain calculations related to Net Leverage Ratio, Interest Coverage Ratio and EBITDA; and

●	exclude such Permitted PPP Amendments from constituting a Material Modification.

On September 14, 2020, we entered into a fifth amendment to the Madison Credit Facility to, among other things:

●	extend the commitment termination date of the Madison Credit Facility from September 17, 2020 to September 17, 2021, with no change to the maturity date of September 17, 2025.

●	provide for the transition away from the LIBOR Rate in the market, and

●	expand the definition of “Eligible Loan Asset” to allow investments with certain recurring revenue features to qualify as Collateral and be included in the borrowing base.

On September 13, 2021, we entered into a sixth amendment to the Madison Credit Facility to, among other things:

●	Extend the commitment termination date of the Madison Credit Facility from September 17, 2021 to October 1, 2021, with no change to maturity date of September 17, 2025.

On October 4, 2021, all outstanding amounts on the Madison Credit Facility were repaid and the Madison Credit Facility was terminated. The repayment and termination of the Madison Credit Facility resulted in a realized loss on the extinguishment of debt of $0.8 million.

In addition to any fees or other amounts payable under the terms of the Madison Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

On October 4, 2021, the Company entered into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility. During the first two years following the closing date, SIF II may request an increase in the commitment amount to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. The commitment termination date is October 4, 2024.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of November 30, 2021 and February 28, 2021, there were $12.5 million and $0.0 million outstanding under the Encina Credit Facility. As of November 30, 2021 and February 28, 2021, there were no amounts outstanding under the Madison Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of both facilities. Financing costs of $1.4 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility.

For the three months ended November 30, 2021 and November 30, 2020, we recorded $0.2 million and $0.1 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2021 and November 30, 2020, we recorded $0.08 million and $0.03 million of amortization of deferred financing costs related to the Encina Credit Facility and the Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2021, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility was 4.94%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility was $9.2 million.

For the nine months ended November 30, 2021 and November 30, 2020, we recorded $0.6 million and $0.3 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2021 and November 30, 2020, we recorded $0.2 million and $0.08 million of amortization of deferred financing costs related to the Encina Credit Facility and the Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2021, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility was 5.47%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility was $7.4 million.

The Encina Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Encina Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Encina Credit Facility has a three-year term. Availability on the Encina Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the borrowing base. Funds may be borrowed at the greater of the prevailing one-month LIBOR rate and 0.75%, plus an applicable margin of 4.00%. In addition, the Company will pay the lender a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Encina Credit Facility.

Our borrowing base under the Encina Credit Facility was $51.2 million subject to the Encina Credit Facility cap of $50.0 million at November 30, 2021. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the November 30, 2021 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2021. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

Our wholly owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, a periodic examination by the SBA.

On August 14, 2019, the Company’s wholly owned subsidiary, SBIC II LP, received an SBIC license from the SBA. The new license provides up to $175.0 million in additional long-term capital in the form of SBA debentures. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million, subject to SBA approval. With this license approval, Saratoga can grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

As of November 30, 2021, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $87.5 million, respectively, and have $207.0 million in SBA-guaranteed debentures outstanding, of which $108.0 million is held in SBIC LP and $99.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller enterprises’’ as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

The Company received exemptive relief from the SEC to permit it to exclude the senior securities issued by SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the non-interested board of directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

As noted above, as of November 30, 2021, there was $207.0 million of SBA debentures outstanding and as of February 28, 2021, there was $158.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $3.7 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2021 and November 30, 2020, we recorded $1.1 million and $1.3 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2021 and November 30, 2020, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2021 and November 30, 2020 on the outstanding borrowings of the SBA debentures was 2.44% and 2.97%, respectively. During the three months ended November 30, 2021 and November 30, 2020, the average dollar amount of SBA debentures outstanding was $176.6 million and $170.3 million, respectively.

For the nine months ended November 30, 2021 and November 30, 2020, we recorded $3.4 million and $3.8 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2021 and November 30, 2020, we recorded $0.5 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2021 and November 30, 2020 on the outstanding borrowings of the SBA debentures was 2.66% and 4.57%, respectively. During the nine months ended November 30, 2021 and November 30, 2020, the average dollar amount of SBA debentures outstanding was $172.0 million and $165.9 million, respectively.

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

On December 21, 2016, the Company issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies.

On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share, and have been delisted following the redemption.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and had the same terms as the existing 6.25% 2025 Notes. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes at par ($25 per note), plus the accrued and unpaid interest thereon, through, but excluding, the redemption date of August 31, 2021. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” and have been delisted effective as of August 31, 2021, following the full redemption.

At August 31, 2021, the debt was extinguished. As such, it was not fair valued with market quotes and is not fair value leveled. As of February 28, 2021, the carrying amount and fair value of the 6.25% 2025 Notes was $60.0 million and $61.2 million, respectively. The repayment of the 6.25% 2025 Notes resulted in a realized loss on the extinguishment of debt of $1.5 million.

For the three months ended November 30, 2021 and November 30, 2020, we recorded $0.0 million and $0.9 million, respectively, of interest expense and $0.0 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2021 and November 30, 2020, the average dollar amount of 6.25% 2025 Notes outstanding was $0.00 million and $60.0 million, respectively.

For the nine months ended November 30, 2021 and November 30, 2020, we recorded $1.9 million and $2.8 million, respectively, of interest expense and $0.2 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2021 and November 30, 2020, the average dollar amount of 6.25% 2025 Notes outstanding was $39.3 million and $60.0 million, respectively.

As discussed above, during the fourth quarter of 2020 fiscal year, the Company redeemed $74.45 million in aggregate principal amount of issued outstanding 2023 Notes.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option on or after June 24, 2022. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes.

As of November 30, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

As of November 30, 2021, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $44.7 million, respectively. The fair value of the 7.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2021, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $45.7 million, respectively.

For the three months ended November 30, 2021 and November 30, 2020, we recorded $0.8 million and $0.8 million, respectively, of interest expense and $0.08 million and $0.08 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2021 and November 30, 2020, the average dollar amount of the 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million respectively.

For the nine months ended November 30, 2021 and November 30, 2020, we recorded $2.3 million and $1.4 million, respectively, of interest expense and $0.2 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2021 and November 30, 2020, the average dollar amount of the 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million respectively.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% Notes 2025”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes.

As of November 30, 2021, the total 7.75% Notes 2025 outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and have a par value of $25.00 per share. As of February 28, 2021, there was $5.0 million outstanding. The carrying amount of the amount outstanding of 7.75% Notes 2025 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended November 30, 2021 and November 30, 2020, we recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2021 and November 30, 2020 the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

For the nine months ended November 30, 2021 and November 30, 2020, we recorded $0.3 million and $0.2 million, respectively, of interest expense and $0.04 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2021 and November 30, 2020 the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of our 6.25% fixed rate Notes due in 2027 (the “6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

As of November 30, 2021, the total 6.25% Notes 2027 outstanding was $15.0 million. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per share. As of February 28, 2021, there was $15.0 million outstanding. The carrying amount of the amount outstanding of 6.25% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended November 30, 2021 and November 30, 2020, we recorded $0.2 million and $0.0 million, respectively, of interest expense and $0.02 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2021 and November 30, 2020 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $0.0 million respectively.

For the nine months ended November 30, 2021 and November 30, 2020, we recorded $0.7 million and $0.0 million, respectively, of interest expense and $0.05 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2021 and November 30, 2020 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $0.0 million respectively.

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the estimated offering expenses of approximately $0.2 million payable by the Company. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the Notes.

As of November 30, 2021, the total 4.375% Notes 2026 outstanding was $175.0 million. The 4.375% Notes 2026 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2021, there was $0.0 million outstanding. The carrying amount of the amount outstanding of 4.375% Notes 2026 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended November 30, 2021 and November 30, 2020, we recorded $1.9 million and $0.0 million, respectively, of interest expense, $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.07 million and $0.0 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2021 and November 30, 2020 the average dollar amount of 4.375% Notes 2026 outstanding was $175.0 million and $0.0 million respectively.

For the nine months ended November 30, 2021 and November 30, 2020, we recorded $3.6 million and $0.0 million, respectively, of interest expense, $0.3 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.09 million and $0.0 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2021 and November 30, 2020 the average dollar amount of 4.375% Notes 2026 outstanding was $115.3 million and $0.0 million respectively.

Senior Securities

Information about our senior securities is shown in the following table as of November 30, 2021 for the fiscal year periods indicated in the table, unless otherwise noted.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2022 (as of November 30, 2021), (unaudited)	$12,500	$2,367	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2022 (as of November 30, 2021), (unaudited)	$-	$-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of November 30, 2021), (unaudited)	$-	$-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471		$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2022 (as of November 30, 2021), (unaudited)	$43,125	$2,367	-	$26.32	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471		$25.77	(11)
7.75% Notes due 2025
Fiscal year 2022 (as of November 30, 2021), (unaudited)	$5,000	$2,367	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2022 (as of November 30, 2021), (unaudited)	$175,000	$2,367	-	$25.00	(12)
6.25% Notes due 2027
Fiscal year 2022 (as of November 30, 2021), (unaudited)	$15,000	$2,367	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its issued and outstanding 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

Note 8. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$12,500	$-	$12,500	$-	$-
SBA debentures	207,000	-	37,000	24,660	145,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000	-	-	175,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$457,625	$-	$49,500	$247,785	$160,340

Off-Balance Sheet Arrangements

As of November 30, 2021 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $97.1 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2021 and February 28, 2021 is shown in the table below (dollars in thousands):

	November 30, 2021	February 28, 2021
At Company’s discretion
Artemis Wax Corp.	$9,700	$-
Axero Holdings, LLC	3,000	-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	-	630
GreyHeller LLC	-	15,000
LFR Chicken LLC	10,000	-
Netreo Holdings, LLC	1,000	10,000
Passageways, Inc.	-	5,000
Pepper Palace, Inc.	3,000	-
Procurement Partners, LLC	3,000	-
Saratoga Senior Loan Fund I JV LLC	43,750	-
Sceptre Hospitality Resources, LLC	1,000	-
Top Gun Pressure Washing, LLC	175	3,175
Village Realty Holdings LLC	-	10,000
Total	76,625	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC	2,000	-
GoReact	-	2,000
Granite Comfort, LP	2,000	-
HemaTerra Holding Company, LLC	2,000	2,000
LFR Chicken LLC	3,000	-
New England Dental Partners	4,500	6,000
Passageways, Inc.	-	2,000
Pepper Palace, Inc.	4,500	-
Procurement Partners, LLC	1,000	1,000
Zollege PBC	1,500	-
	20,500	13,000
Total	$97,125	$58,805

Note 9. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended November 30, 2021 and November 30, 2020, we incurred $0.07 million and $0.06 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2021 and November 30, 2020, we incurred $0.3 million and $0.2 million for directors’ fees and expenses, respectively. As of November 30, 2021, and February 28, 2021, $0.0 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2021, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of November 30, 2021, the Company purchased 458,435 shares of common stock, at the average price of $18.64 for approximately $8.6 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2021 there was no activity. During the nine months ended November 30, 2021, the Company purchased 49,623 shares of common stock, at the average price of $25.23 for approximately $1.3 million pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of November 30, 2021, the Company sold 4,447,535 shares for gross proceeds of $112.5 million at an average price of $25.29 for aggregate net proceeds of $111.0 million (net of transaction costs). During the three months ended November 30, 2021, the Company sold 520,076 shares for gross proceeds of $15.2 million at an average price of $29.16 for aggregate net proceeds of $15.0 million (net of transaction cost). During the nine months ended November 30, 2021, the Company sold 525,517 shares for gross proceeds of $15.3 million at an average price of $29.15 for aggregate net proceeds of $15.2 million (net of transaction cost).

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

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,018,314	9,018,314
Net realized gain (loss) from investments	-	-	-	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	-	-
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,334,713	5,334,713
Net realized gain (loss) from investments	-	-	-	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	47,098	46	774,944	-	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	-	(1,550,417)
Repurchase fees	-	-	(1,740)	-	(1,740)
Offering costs	-	-	-	-	-
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358

Increase (Decrease) from Operations:
Net investment income	-	-	-	4,471,102	4,471,102
Net realized gain (loss) from investments	-	-	-	1,798	1,798
Income tax (provision) benefit from realized gain on investments				(3,895,354)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,998,830	5,998,830
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(210,057)	(210,057)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,581,469)	(4,581,469)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	45,706	46	805,883	-	805,929
Repurchases of common stock	(50,000)	(50)	(914,194)	-	(914,244)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Balance at November 30, 2020	11,170,028	$11,170	$288,590,554	$11,251,166	$299,852,890

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,288,996	4,288,996
Net realized gain (loss) from investments	-	-	-	(8,726,013)	(8,726,013)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt				(128,617)	(128,617)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,337,460	14,337,460
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(515,796)	(515,796)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,678,514)	(4,678,514)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	41,388	41	900,124	-	900,165
Repurchases of common stock	(50,000)	(50)	(1,143,748)	-	(1,143,798)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,529,030	(16,529,030)	-
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770

Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees		-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845

Increase (Decrease) from Operations:
Net investment income	-	-	-	5,196,635	5,196,635
Net realized gain (loss) from investments	-	-	-	9,916,925	9,916,925
Income tax (provision) benefit from realized gain on investments	-	-	-	(2,447,173)	(2,447,173)
Realized losses on extinguishment of debt				(764,123)	(764,123)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(6,042,616)	(6,042,616)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,480,465	2,480,465
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,889,329)	(5,889,329)
Capital Share Transactions:
Proceeds from issuance of common stock	520,076	520	15,163,259	-	15,163,779
Stock dividend distribution	38,016	38	1,017,625	-	1,017,663
Repurchases of common stock	-	-	-	-	-
Repurchase fees		-	-	-	-
Offering costs	-	-	(142,326)	-	(142,326)
Balance at November 30, 2021	11,747,004	$11,747	$321,559,189	$21,030,809	$342,601,745

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended November 30, 2021 and November 30, 2020 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Net increase (decrease) in net assets resulting from operations	$8,340	$6,366	$37,330	$5,521
Weighted average common shares outstanding	11,450,861	11,169,817	11,312,991	11,198,287
Weighted average earnings (loss) per common share	$0.73	$0.57	$3.30	$0.49

Note 12. Dividend

On November 30, 2021, the Company declared a dividend of $0.53 per share payable on January 19, 2022, to common stockholders of record on January 4, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

The following table summarizes dividends declared for the nine months ended November 30, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 26, 2021	September 14, 2021	September 28, 2021	$0.52	$5,889
May 27, 2021	June 15, 2021	June 29, 2021	0.44	4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$1.39	$15,598

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
October 6, 2020	October 27, 2020	November 10, 2020	$0.41	$4,581
July 7, 2020	July 27, 2020	August 12, 2020	0.40	4,487
Total dividends declared			$0.40	$4,487

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2021 and November 30, 2020:

Per share data	November 30, 2021	November 30, 2020
Net asset value at beginning of period	$27.25	$27.13
Net investment income(1)	1.25	1.68
Net realized and unrealized gain and losses on investments(1)	2.25	(1.19)
Realized losses on extinguishment of debt(1)	(0.20)	-
Net increase in net assets resulting from operations	3.30	0.49
Distributions declared from net investment income	(1.39)	(0.81)
Total distributions to stockholders	(1.39)	(0.81)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.01	0.11
Dilution(4)	-	(0.08)
Net asset value at end of period	$29.17	$26.84
Net assets at end of period	$342,601,745	$299,852,890
Shares outstanding at end of period	11,747,004	11,170,028
Per share market value at end of period	$28.90	$22.13
Total return based on market value(5)(6)	32.25%	1.24%
Total return based on net asset value(5)(7)	13.03%	3.69%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	6.80%	8.66%
Expenses:
Ratio of operating expenses to average net assets(9)	5.58%	5.02%
Ratio of incentive management fees to average net assets(5)	3.00%	0.66%
Ratio of interest and debt financing expenses to average net assets(9)	5.90%	4.24%
Ratio of total expenses to average net assets(8)	14.48%	9.92%
Portfolio turnover rate(5)(10)	33.79%	10.07%
Asset coverage ratio per unit(11)	2,367	3,773
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
6.25% Notes Payable 2025(13)	N/A	$23.87
7.25% Notes Payable 2025	$26.32	$25.53
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable(12)	N/A	N/A
6.25% Notes Payable 2027(12)	N/A	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 10, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

(5)	Ratios are not annualized.

(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

(9)	Ratios are annualized.

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025, 4.375% Notes Payable and 6.25% Notes Payable are not registered for public trading.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

Subsequent to November 30, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the three and nine months ended November 30, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results and the continued impact of coronavirus (“COVID-19”) pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	pandemics or other serious public health events, such as the outbreak of COVID-19;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

The following statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment, including with respect to the anticipated discontinuation of LIBOR, or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;

●	the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions, business closures and other isolation and quarantine measures on the ability of the Manager’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

●	an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which may have a material impact on our portfolio companies’ results of operations and financial condition, which could lead to the loss of some or all of our investments in certain portfolio companies and have a material adverse effect on our results of operations and financial condition;

●	a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

●	risks associated with possible disruption in our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

●	the risks, uncertainties and other factors we identify in “Risk Factors” in our most recent Annual Report on Form 10-K under Part I, Item 1A, in our quarterly reports on Form 10-Q, including this report, and in our other filings with the SEC that we make from time to time.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. As a result, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from December 1, 2021 through January 5, 2022. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended November 30, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of November 30, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our November 30, 2021 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID- 19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

On July 30, 2010, the transactions contemplated by the stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates were completed, the private sale of 986,842 shares of our common stock for $15.0 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates closed, the Company entered into the Madison Credit Facility, and the Company began doing business as Saratoga Investment Corp.

We used the net proceeds from the private sale transaction and a portion of the funds available to us under the Madison Credit Facility to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010.

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

On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received an SBIC license from the Small Business Administration (“SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA.

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were added to the equity ATM program. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, the Company had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and had the same terms as the existing 6.25% 2025 Notes. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. On August 31, 2021, the 6.25% 2025 Notes were redeemed and are no longer listed on the NYSE.

On December 14, 2018, the Company completed the third refinancing of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the Saratoga CLO reinvestment period to January 2021, and extended its legal maturity to January 2030. A non-call period of January 2020 was also added. In addition to and as part of the refinancing, the Saratoga CLO was also upsized from $300 million in assets to approximately $500 million. As part of this refinancing and upsizing, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $2.5 million in aggregate principal amount of the Class F-R-2 Notes tranche and $7.5 million in aggregate principal amount of the Class G-R-2 Notes tranche at par. Concurrently, the existing $4.5 million of Class F notes were repaid.

On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA debentures.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25%. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. As of November 30, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of November 30, 2021, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and has a par value of $25.00 per share.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% fixed-rate Notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes. The 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of our 6.25% fixed rate Notes due in 2027 (the “Second 6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the Second 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year.  The Second 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the Second 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes. The Second 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

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

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes. At August 31, 2021, the outstanding receivable of $2.6 million was paid in full.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the estimated offering expenses of approximately $0.2 million payable by the Company. The net proceeds from the offering were used redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of November 30, 2021, the Company sold 4,447,535 shares for gross proceeds of $112.5 million at an average price of $25.29 for aggregate net proceeds of $111.0 million (net of transaction costs). During the three months ended November 30, 2021, the Company sold 520,076 shares for gross proceeds of $15.2 million at an average price of $29.16 for aggregate net proceeds of $15.0 million (net of transaction cost). During the nine months ended November 30, 2021, the Company sold 525,517 shares for gross proceeds of $15.3 million at an average price of $29.15 for aggregate net proceeds of $15.2 million (net of transaction cost).

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

The Company has formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on the Company’s existing revolving credit facility with Madison Capital Funding, LLC were repaid and the facility terminated.

On October 26, 2021, the Company and TJHA JV I LLC entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Saratoga Senior Loan Fund I JV LLC (“Saratoga JV”). Saratoga JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loans, notes and other debt instruments.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO and the Class F-2-R-3 Notes tranche of the Saratoga CLO every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period of January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased its aggregate principal amount from approximately $300.0 million to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million in aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. As part of this refinancing, we also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under the Encina Credit Facility. Many of these agreements (including the credit agreements relating to the Encina Credit Facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022. Management does not believe this optional guidance has a material impact on the Company’s consolidated financial statements and disclosures.

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2021	February 28, 2021
	($ in millions)
Number of investments(1)	88	81
Number of portfolio companies(2)	42	40
Average investment per portfolio company(2)	$14.8	$12.6
Average investment size(1)	$7.2	$6.5
Weighted average maturity(3)	3.1 yrs	3.2 yrs
Number of industries	34	31
Non-performing or delinquent investments (fair value)	$-	$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$16.9(3.0%)	$23.3(4.8%)
Fixed rate debt (weighted average current coupon)(3)	10.1%	9.8%
Floating rate debt (% of interest earning portfolio)(3)	$545.3(97.0%)	$462.6(95.2%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.3%	7.4%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	At November 30, 2021, excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note tranche of Saratoga CLO. At February 28, 2021, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-3 Notes tranches of Saratoga CLO.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the three months ended November 30, 2021, we invested $58.6 million in new or existing portfolio companies and had $66.4 million in aggregate amount of exits and repayments resulting in net exits and repayments of $7.9 million for the period. During the three months ended November 30, 2020, we invested $51.3 million in new or existing portfolio companies and had $18.3 million in aggregate amount of exits and repayments resulting in net investment of $33.0 million for the period.

During the nine months ended November 30, 2021, we invested $293.8 million in new or existing portfolio companies and had $216.2 million in aggregate amount of exits and repayments resulting in net investments of $77.5 million for the period. During the nine months ended November 30, 2020, we invested $122.0 million in new or existing portfolio companies and had $50.9 million in aggregate amount of exits and repayments resulting in net investment of $71.1 million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2021 and February 28, 2021 at fair value was as follows:

	November 30, 2021		February 28, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	76.4%	8.6%	79.5%	9.5%
Second lien term loans	6.8	11.1	4.4	12.3
Unsecured term loans	0.4	8.1	0.4	-
Structured finance securities	6.1	11.6	9.0	11.6
Equity interests	10.3	-	6.7	-
Total	100.0%	8.1%	100.0%	9.1%

At November 30, 2021, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $31.3 million and constituted 4.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of November 30, 2021 and February 28, 2021, was composed of $683.2 million and $603.7 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of November 30, 2021, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2021, $660.5 million or 99.1% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow. At February 28, 2021, $584.6 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and four Saratoga CLO portfolio investments were in default with a fair value of $0.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2021 and February 28, 2021 was as follows:

Saratoga Investment Corp.

	November 30, 2021		February 28, 2021
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$534,319	80.7%	$453,297	81.8%
Yellow	27,829	4.2	32,559	5.9
Red	-	0.0	-	0.0
N/A(1)	99,645	15.1	68,457	12.3
Total	$661,793	100.0%	$554,313	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 28, 2021 to $0.0 million as of November 30, 2021 was primarily related to the write-off of the interest accruals related to My Alarm Center, LLC, that we deemed non-recoverable, as well as the release of the reserve for our Taco Mac investment that has gone back on accrual. As of November 30, 2021, there are no non-accrual investments.

The CMR distribution of Saratoga CLO investments at November 30, 2021 and February 28, 2021 was as follows:

Saratoga CLO

	November 30, 2021		February 28, 2021
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$614,529	92.2%	$514,183	86.8%
Yellow	45,935	6.9	70,415	11.9
Red	6,245	0.9	6,921	1.2
N/A(1)	-	0.0	501	0.1
Total	$666,709	100.0%	$592,020	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2021 and February 28, 2021:

Saratoga Investment Corp.

	November 30, 2021		February 28, 2021
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$86,517	13.1%	$28,972	5.2%
IT Services	66,934	10.1	73,087	13.2
Healthcare Services	42,043	6.4	42,410	7.7
Structured Finance Securities(1)	40,665	6.1	49,779	9.0
Specialty Food Retailer	34,576	5.2	-	0.0
Education Services	34,013	5.1	40,384	7.1
Education Software	31,640	4.8	88,090	15.9
Consumer Services	30,998	4.7	181	0.0
HVAC Services and Sales	27,936	4.2	14,894	2.7
Sports Management	26,573	4.0	25,469	4.6
Dental Practice Management Software	26,401	4.0	23,659	4.3
Talent Acquisition Software	19,826	3.0	-	0.0
Hospitality/Hotel	19,713	3.0	17,080	3.1
Real Estate Services	18,288	2.8	18,032	3.3
Mentoring Software	17,850	2.7	-	0.0
Payroll Services	17,516	2.6	18,333	3.3
Marketing Services	17,489	2.6	17,372	3.1
Restaurant	15,618	2.4	2,141	0.4
Facilities Maintenance	10,995	1.7	6,193	1.1
Insurance Software	10,921	1.7	-	0.0
Employee Collaboration Software	9,445	1.4	-	0.0
Waste Services	9,000	1.4	9,000	1.6
Dental Practice Management	8,516	1.3	7,133	1.3
Industrial Products	8,391	1.3	9,047	1.6
Non-profit Services	8,280	1.3	5,554	1.0
Healthcare Supply	5,230	0.8	5,422	1.0
Field Service Management	4,020	0.6	4,018	0.7
Office Supplies	3,737	0.6	3,610	0.7
Corporate Education Software	3,447	0.5	1,050	0.2
Staffing Services	1,893	0.3	925	0.2
Cyber Security	1,636	0.2	13,174	2.4
Healthcare Products Manufacturing	645	0.1	567	0.1
Consumer Products	531	0.1	475	0.1
Financial Services	511	0.1	419	0.1
Corporate Governance	-	0.0	13,265	2.4
Property Management	-	0.0	14,578	2.6
Total	$661,793	100.0%	$554,313	100.0%

(1)	As of November 30, 2021, comprised of our investment in the subordinated notes and Class F-2-R-3 Notes of Saratoga CLO. As of February 28, 2021, comprised of our investments in the subordinated notes and F-R-3 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2021 and February 28, 2021:

Saratoga CLO

	November 30, 2021		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$122,222	18.4%	$105,326	17.9%
Services: Business	79,383	11.9	55,588	9.4
High Tech Industries	62,590	9.4	50,106	8.5
Healthcare & Pharmaceuticals	42,203	6.4	46,689	7.9
Services: Consumer	40,085	6.0	31,604	5.4
Telecommunications	31,171	4.8	29,878	5.1
Automotive	26,724	4.0	19,159	3.2
Containers, Packaging & Glass	22,025	3.3	18,822	3.2
Chemicals, Plastics, & Rubber	20,911	3.0	23,302	3.9
Media: Advertising, Printing & Publishing	20,786	3.0	19,826	3.3
Consumer goods: Durable	19,014	2.9	13,143	2.1
Beverage, Food & Tobacco	18,806	2.8	17,998	3.1
Consumer goods: Non-durable	18,628	2.8	19,343	3.3
Hotel, Gaming & Leisure	18,186	2.7	20,515	3.4
Aerospace & Defense	17,412	2.6	25,952	4.4
Retail	15,168	2.3	12,880	2.1
Media: Broadcasting & Subscription	11,851	1.8	9,426	1.6
Construction & Building	11,569	1.7	5,362	0.9
Capital Equipment	10,397	1.6	9,961	1.7
Forest Products & Paper	9,299	1.4	6,954	1.2
Media: Diversified & Production	9,224	1.4	6,035	1.0
Utilities: Oil & Gas	8,101	1.2	8,235	1.3
Metals & Mining	6,888	1.0	6,127	1.0
Wholesale	5,701	0.9	5,841	1.0
Transportation: Consumer	4,932	0.7	6,183	1.0
Utilities: Electric	4,115	0.6	4,209	0.7
Energy: Electricity	3,811	0.6	4,547	0.8
Transportation: Cargo	3,796	0.6	5,812	1.0
Environmental Industries	1,568	0.2	989	0.2
Energy: Oil & Gas	143	0.0	2,208	0.4
Total	$666,709	100.0%	$592,020	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2021 and February 28, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2021		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$251,294	38.0%	$167,397	30.2%
West	162,908	24.6	145,907	26.3
Midwest	121,439	18.4	110,125	19.9
Northeast	48,959	7.4	7,314	1.3
Southwest	31,568	4.8	39,334	7.1
Northwest	1,636	0.2	13,174	2.4
Other(1)	43,989	6.6	71,062	12.8
Total	$661,793	100.0%	$554,313	100.0%

(1)	As of November 30, 2021, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO and foreign investments. As of February 28, 2021, comprised of our investments in the subordinated notes, F-R-3 Notes of Saratoga CLO and foreign investments.

Results of operations

Operating results for the three and nine months ended November 30, 2021 and November 30, 2020 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
	($ in thousands)
Total investment income	$16,502	$14,283	$51,760	$41,435
Total operating expenses	11,305	9,812	37,614	22,611
Net investment income	5,197	4,471	14,146	18,824
Net realized gain (loss) from investments	9,917	2	13,329	22
Income tax (provision) benefit from realized gain on investments	(2,447)	(3,895)	(2,896)	(3,895)
Net change in unrealized appreciation (depreciation) on investments	(6,043)	5,999	14,146	(9,371)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	2,480	(210)	921	(59)
Realized losses on extinguishment of debt	(764)	-	(2,316)
Net increase (decrease) in net assets resulting from operations	$8,340	$6,367	$37,330	$5,521

Investment income

The composition of our investment income for three and nine months ended November 30, 2021 and November 30, 2020 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
	($ in thousands)
Interest from investments	$14,137	$12,804	$42,938	$37,215
Interest from cash and cash equivalents	1	1	2	14
Management fee income	816	624	2,449	1,884
Dividend Income	538	13	1,595	13
Structuring and advisory fee income	582	545	2,923	1,798
Other income	428	296	1,853	511
Total investment income	$16,502	$14,283	$51,760	$41,435

For the three months ended November 30, 2021, total investment income increased $2.2 million, or 15.5% to $16.5 million from $14.3 million for the three months ended November 30, 2020. Interest income from investments increased $1.3 million, or 10.4%, to $14.1 million for the three months ended November 30, 2021 from $12.8 million for the three months ended November 30, 2020. This reflects the impact of the increase of $115.0 million, or 21.0% in total investments at November 30, 2021 from $546.9 million at November 30, 2020, partially offset by (i) the reduction in LIBOR and interest spreads during this same period and (ii) the increase in equity positions that are not interest-bearing. At November 30, 2021, the weighted average current yield on investments was 8.1%, down from 9.4% at November 30, 2020, which offset some of the impact resulting from the increased investments.

For the nine months ended November 30, 2021, total investment income increased $10.3 million, or 24.9% to $51.8 million from $41.4 million for the nine months ended November 30, 2020. Interest income from investments increased $5.7 million, or 15.4%, to $42.9 million for the nine months ended November 30, 2021 from $37.2 million for the nine months ended November 30, 2020. This reflects the impact of the increase of $115.0 million, or 21.0% in total investments at November 30, 2021 from $546.9 million at November 30, 2020, partially offset by (i) the reduction in LIBOR and interest spreads during this same period and (ii) the increase in equity positions that are not interest-bearing.

For the three and nine months ended November 30, 2021 and November 30, 2020, total PIK income was $0.2 million and $0.3 million, respectively and $1.3 million and $1.4 million, respectively.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended November 30, 2021 and November 30, 2020, total management fee income was $0.8 million and $0.6 million, respectively. For the nine months ended November 30, 2021 and November 30, 2020, total management fee income was $2.4 million and $1.9 million, respectively. The increase is reflecting the upsizing of the CLO at year-end with greater management fees being earned on the increased assets under management in the CLO.

For the three and nine months ended November 30, 2021 and November 30, 2020, total dividend income was $0.5 million and $0.01 million, respectively, and $1.6 million and $0.01 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the increase primarily reflects dividend income received on various preferred equity investments.

For the three and nine months ended November 30, 2021 and November 30, 2020, total structuring and advisory fee income was $0.6 million and $0.5 million, respectively, and $2.9 million and $1.8 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments, with the increase primarily reflecting the increased originations during the period.

For the three and nine months ended November 30, 2021 and November 30, 2020, other income was $0.4 million and $0.3 million, respectively, and $1.9 million and $0.5 million, respectively. Other income includes origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned. The increase was driven primarily by prepayment penalties earned from certain redemptions.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2021 and November 30, 2020 was as follows:

	For the three months ended		For the six months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
	($ in thousands)
Interest and debt financing expenses	$4,843	$3,560	$14,368	$9,452
Base management fees	2,923	2,324	8,685	6,694
Incentive management fees expense (benefit)	2,417	2,295	9,698	1,966
Professional fees	(104)	503	863	1,258
Administrator expenses	750	694	2,156	1,852
Insurance	85	67	258	203
Directors fees and expenses	73	60	266	195
General & administrative and other expenses	358	279	1,302	963
Income tax expense (benefit)	(40)	30	18	28
Total operating expenses	$11,305	$9,812	$37,614	$22,611

For the three months ended November 30, 2021, total operating expenses increased $1.5 million, or 15.2% compared to the three months ended November 30, 2020. For the nine months ended November 30, 2021, total operating expenses increased $15.0 million, or 66.3% compared to the nine months ended November 30, 2020.

For the three months ended November 30, 2021, interest and debt financing expenses increased $1.3 million, or 36.0% compared to the three months ended November 30, 2020. The increase is primarily attributable to an increase in average outstanding debt from $278.4 million for the three months ended November 30, 2020 to $423.8 million for the three months ended November 30, 2021, primarily reflecting the issuance of the 4.375% 2026 Notes during the three months ended November 30, 2021, partially offset by the full redemption of the 6.25% 2025 Notes.

For the nine months ended November 30, 2021, interest and debt financing expenses increased $4.9 million, or 52.0% compared to the nine months ended November 30, 2020. The increase is primarily attributable to an increase in average outstanding debt from $253.6 million for the nine months ended November 30, 2020 to $393.4 million for the nine months ended November 30, 2021, primarily reflecting the issuance of various unsecured notes during the year ended February 28, 2021 and the nine months ended November 30, 2021, including the 7.25% 2025 Notes, the 7.75% 2025 Notes and the 6.25% 2027 Notes, and the 4.375% 2026 Notes, partially offset by the full redemption of the 6.25% 2025 Notes.

For the three and nine months ended November 30, 2021 and November 30, 2020, the weighted average interest rate on our outstanding indebtedness was 3.98% and 4.42%, respectively and 4.24% and 6.41%, respectively. The decrease in weighted average interest rate was primarily driven by the issuance of the lower-rate 4.375% 2026 Notes (as described above) in addition to lower cost SBA debentures over the past year.

As of November 30, 2021 and February 28, 2021, the SBA debentures represented 45.2% and 56.2% of overall debt, respectively.

For the three months ended November 30, 2021, base management fees increased $0.6 million, or 25.8% from $2.3 million to $3.0 million compared to the three months ended November 30, 2020. The increase in base management fees results from the 25.8% increase in the average value of our total assets, less cash and cash equivalents, from $532.8 million for the three months ended November 30, 2020 to $670.1 million for the three months ended November 30, 2021. For the nine months ended November 30, 2021, base management fees increased $2.0 million, or 29.7% from $6.7 million to $8.7 million compared to the nine months ended November 30, 2020. The increase in base management fees results from the 29.7% increase in the average value of our total assets, less cash and cash equivalents, from $507.7 million for the nine months ended November 30, 2020 to $658.7 million for the nine months ended November 30, 2021.

For the three months ended November 30, 2021, incentive management fees increased $0.1 million, or 5.3%, compared to the three months ended November 30, 2020. The first part of the incentive management fees increased from $1.2 million for the three months ended November 30, 2020 to $1.5 million for the three months ended November 30, 2021, reflecting the increased performance during this quarter. The incentive management fees related to capital gains decreased from a $1.1 million expense for the three months ended November 30, 2020 to a $0.9 million expense for the three months ended November 30, 2021, both reflecting the incentive fee income on net unrealized appreciation recognized during both these periods.

For the nine months ended November 30, 2021, incentive management fees increased $7.7 million, compared to the nine months ended November 30, 2020. The first part of the incentive management fees increased from $4.0 million for the nine months ended November 30, 2020 to $4.8 million for the nine months ended November 30, 2021, reflecting the increased performance during this quarter. The incentive management fees related to capital gains increased from a $(2.0) million benefit for the nine months ended November 30, 2020 to a $4.9 million expense for the nine months ended November 30, 2021, reflecting the incentive fee income on net unrealized depreciation recognized last year and the incentive fee expense on net unrealized appreciation this quarter across numerous investments.

For the three and nine months ended November 30, 2021, professional fees decreased $0.6 million, or 120.8%, and decreased $0.4 million, or 31.3%, respectively, compared to the three and nine months ended November 30, 2020. This decrease primarily reflects optimization across accounting, legal and consulting fees in connection with an increase in our assets and the Company bringing certain services in-house.

For the three and nine months ended November 30, 2021, administrator expenses increased $0.05 million, or 8.1%, and increased $0.3 million, or 16.4%, respectively, compared to the three and nine months ended November 30, 2020.

As discussed above, the increase in interest and debt financing expenses for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the three months ended November 30, 2021 and November 30, 2020, the average borrowings outstanding under the Encina Credit Facility and the Madison Credit Facility was $9.2 million and $0.0 million, respectively. For the three months ended November 30, 2021 and November 30, 2020, the average borrowings outstanding of SBA debentures was $176.6 million and $170.3 million, respectively. For the three months ended November 30, 2021 and November 30, 2020, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.44% and 2.97%, respectively. During the three months ended November 30, 2021 and November 30, 2020, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $0.0 million and $60.0 million, respectively. During the three months ended November 30, 2021 and November 30, 2020, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $43.1 million, respectively. During the three months ended November 30, 2021 and November 30, 2020, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $0.0 million, respectively. During the three months ended November 30, 2021 and November 30, 2020, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $0.0 million, respectively. During the three months ended November 30, 2021 and November 30, 2020, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $175.0 million and $0.0 million, respectively.

As discussed above, the increase in interest and debt financing expenses for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the nine months ended November 30, 2021 and November 30, 2020, the average borrowings outstanding under the Encina Credit Facility and the Madison Credit Facility was $12.5 million and $0.0 million, respectively. For the nine months ended November 30, 2021 and November 30, 2020, the average borrowings outstanding of SBA debentures was $172.0 million and $165.9 million, respectively. For the nine months ended November 30, 2021 and November 30, 2020, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.66% and 4.57%, respectively. During the nine months ended November 30, 2021 and November 30, 2020, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $39.3 million and $60.0 million, respectively. During the nine months ended November 30, 2021 and November 30, 2020, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $43.1 million, respectively. During the nine months ended November 30, 2021 and November 30, 2020, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the nine months ended November 30, 2021 and November 30, 2020, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $0.0 million, respectively. During the nine months ended November 30, 2021 and November 30, 2020, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $115.3 million and $0.0 million, respectively.

For the three months ended November 30, 2021 and November 30, 2020, there were income tax expense (benefits) of $0.04 million and $0.03 million, respectively. For the nine months ended November 30, 2021 and November 30, 2020, there were income tax expense (benefits) of $0.02 million and $0.03 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers, as well as current federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended November 30, 2021, the Company had $66.4 million of sales, repayments, exits or restructurings resulting in $9.9 million of net realized gains. For the nine months ended November 30, 2021, the Company had $216.2 million of sales, repayments, exits or restructurings resulting in $13.3 million of net realized gains.

Nine Months ended November 30, 2021

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
GreyHeller LLC	Equity Interests	$8,178,457	$850,000	$7,328,457
Lexipol, LLC	Equity Interests	$10,792,127	$10,792,268	(141)
My Alarm Center, LLC	Equity Interests	-	4,867,102	(4,867,102)
Passageways, Inc.	Equity Interests	7,439,802	1,000,000	6,439,802
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	Structured Finance Securities	8,360,133	8,500,000	(139,867)
Texas Teachers of Tomorrow, LLC	Equity Interests	3,338,611	750,000	2,588,611
V Rental Holdings LLC	Equity Interests	2,344,817	365,914	1,978,903

The $7.3 million of net realized gains was from the sales of the equity position in the Company’s GreyHeller LLC investment.

The $6.4 million of net realized gains was from the sales of the equity position in the Company’s Passageways Inc. investment.

The $4.9 million of net realized loss was from the Company’s My Alarm Center, LLC investment that was deemed worthless during this period.

The $2.6 million of net realized gains was from the sales of the equity position in the Company’s Texas Teachers of Tomorrow, LLC investment.

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended November 30, 2021, our investments had a net change in unrealized depreciation of $6.0 million versus a net change in unrealized appreciation of $6.0 million for the three months ended November 30, 2020. For the nine months ended November 30, 2021, our investments had a net change in unrealized appreciation of $14.1 million versus a net change in unrealized depreciation of $9.4 million for the nine months ended November 30, 2020. The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2020 were the following (dollars in thousands):

Nine Months ended November 30, 2021

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
My Alarm Center, LLC	Equity Interests	$-	$-	$-	$4,686
C2 Educational Systems	First Lien Term Loan & Equity Interests	18,979	17,896	(1,083)	1,416
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	24,056	33,934	9,878	4,290
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	22,865	26,400	3,535	2,711
Schoox, Inc.	Equity Interests	476	3,447	2,971	2,971
Top Gun Pressure Washing, LLC	First Lien Term Loan & Equity Interests	10,908	10,995	87	1,154
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	3,969	6,622	2,653	1,626
Village Realty Holdings LLC	First Lien Term Loan & Equity Interests	-	-	-	(2,183)
Passageways, Inc.	First Lien Term Loan & Equity Interests	-	-	-	(2,311)

The $4.7 million net change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the reversal of previously recognized unrealized depreciation reclassified to realized losses.

The $1.4 million net change in unrealized appreciation in our investment in C2 Education Systems was driven by improved financial performance.

The $4.3 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by growth and improved financial performance.

The $2.7 million net change in unrealized appreciation in our investment in PDDS Buyer, LLC was driven by overall strong company performance.

The $3.0 million net change in unrealized appreciation in our investment in Schoox, Inc. was driven by overall strong company performance.

The $1.2 million net change in unrealized appreciation in our investment in Top Gun Pressure Washing, LLC was driven by growth, improved financial performance, and a reduced leverage profile.

The $1.6 million net change in unrealized appreciation in our investment in Destiny Solutions Inc. was driven by growth and overall strong financial performance.

The $2.2 million net change in unrealized depreciation in our investment in Village Realty Holdings, LLC was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $2.3 million net change in unrealized depreciation in our investment in Passageways, Inc. was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The most significant cumulative net change in unrealized appreciation for the nine months ended November 30, 2020 were the following (dollars in thousands):

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

Changes in net assets resulting from operations

For the three months ended November 30, 2021, we recorded a net increase in net assets resulting from operations of $8.3 million. Based on 11,450,181 weighted average common shares outstanding as of November 30, 2021, our per share net increase in net assets resulting from operations was $0.73 for the three months ended November 30, 2021. For the three months ended November 30, 2020, we recorded a net increase in net assets resulting from operations of $6.4 million. Based on 11,169,817 weighted average common shares outstanding as of November 30, 2020, our per share net increase in net assets resulting from operations was $0.57 for the three months ended November 30, 2020.

For the nine months ended November 30, 2021, we recorded a net increase in net assets resulting from operations of $37.3 million. Based on 11,312,991 weighted average common shares outstanding as of November 30, 2021, our per share net increase in net assets resulting from operations was $3.30 for the nine months ended November 30, 2021. For the nine months ended November 30, 2020, we recorded a net increase in net assets resulting from operations of $5.5 million. Based on 11,198,287 weighted average common shares outstanding as of November 30, 2020, our per share net decrease in net assets resulting from operations was $0.49 for the three months ended November 30, 2020.

For the three and nine months ended November 30, 2021, we recorded a net realized loss on extinguishments of debts of $0.8 million and $2.3 million, respectively. These realized losses related to the acceleration of unamortized deferred financing costs following the repayment of the 2025 6.25% Notes, the redemption of various SBA Debentures and the repayment and termination of the Madison Credit Facility.

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

In addition, we intend to distribute to our stockholders substantially all of our operating taxable income in order to satisfy the distribution requirement applicable to RICs under the Code. In satisfying this distribution requirement, in accordance with U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements as counting toward its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. This published guidance indicates that the rule will apply where the aggregate amount of cash to be distributed to all stockholders is not at least 20% of the aggregate declared distribution. We may rely on the revenue procedure in future periods to satisfy our RIC distribution requirement.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the non-interested board of directors on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 236.7% as of November 30, 2021 and 347.1% as of February 28, 2021. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Madison Revolving Credit Facility

The senior secured revolving credit facility we entered into with Madison Capital Funding LLC (the “Madison Credit Facility”) on June 30, 2010, which was most recently amended on September 3, 2021 and then fully repaid and terminated on October 4, 2021.

As of February 28, 2021, we had no outstanding borrowings under the Madison Credit Facility. Our borrowing base under the Madison Credit Facility at February 28, 2021 was $38.9 million.

Encina Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Encina Lender Finance, LLC on October 4, 2021.

Commitment. The Company entered into a senior secured revolving credit facility in the initial facility amount of $50.0 million (the “Facility Amount”). The Company has the ability to request an increase in the Facility Amount during the first two years following the closing date to up to $75.0 million. The commitment termination date is October 4, 2024.

Availability. The Company can draw up to the lesser of (i) the Facility Amount and (ii) the Borrowing Base. The Borrowing Base is an amount equal to (i) the difference of (A) the product of the applicable advance rate which varies from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Encina Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Encina Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments the Company has under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset held by the Company as of the date on which the Encina Credit Facility was closed was valued as of that date and each loan asset that the Company acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

The Encina Credit Facility contains limitations on the type of loan assets that are “eligible” to be included in the Borrowing Base and as to the concentration level of certain categories of loan assets in the Borrowing Base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, the Company may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that will either result in subordination of the loan asset or be materially adverse to the lenders.

The Encina Credit Facility requires certain minimum drawn amounts. For the period beginning on the closing date and ending April 4, 2022, the minimum funding amount is $12.5 million. For the period beginning on April 5, 2022 through maturity, the minimum funding amount is the greater of $25.0 million and 50% of the Facility Amount in effect from time to time.

Collateral. The Encina Credit Facility is secured by assets of Saratoga Investment Funding II LLC (“SIF II”) and pledged to the lender under the credit facility. SIF II is a wholly owned special purpose entity formed by the Company for the purpose of entering into the Encina Credit Facility.

Interest Rate and Fees. Under the Encina Credit Facility, funds are borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 0.75%, plus an applicable margin of 4.00%. The Encina Credit Facility includes benchmark replacement provisions which permit the Administrative Agent and the Borrower to select a replacement rate upon the unavailability of LIBOR. In addition, the Company pays the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Encina Credit Facility for the duration of the term of the credit facility. Accrued interest and commitment fees are payable monthly in arrears. The Company was also obligated to pay certain other fees to the lenders in connection with the closing of the Encina Credit Facility.

Collateral Tests. It is a condition precedent to any borrowing under the Encina Credit Facility that the principal amount outstanding under the Encina Credit Facility, after giving effect to the proposed borrowings, not exceed the Borrowing Base (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

o	Interest Coverage Ratio. The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Encina Credit Facility, to accrued interest and commitment fees payable to the lenders under the Encina Credit Facility for the last 6 payment periods must equal at least 175.0%.

o	Overcollateralization Ratio. The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets (in each case, subject to certain adjustments) to outstanding borrowings under the Encina Credit Facility plus the Unfunded Exposure Amount must equal at least 200.0%.

The Encina Credit Facility also may require payment of outstanding borrowings or replacement of pledged loan assets upon the Company’s breach of its representation and warranty that pledged loan assets included in the Borrowing Base are “eligible” loan assets. Such ineligible collateral loans will be excluded from the calculation of the Borrowing Base and may lead to a Borrowing Base Deficiency, which may be cured by effecting one or more (or any combination thereof) of the following actions: (A) deposit into or credit to the collection account cash and eligible investments, (B) repay outstanding borrowings (together with certain costs and expenses), (C) sell or substitute loan assets in accordance with the Encina Credit Facility, or (D) pledge additional loan assets as collateral. Compliance with the Collateral Tests is also a condition to the discretionary sale of pledged loan assets by the Company.

Priority of Payments. The priority of payments provisions of the Encina Credit Facility require, after payment of specified fees and expenses, that collections of interest from the loan assets and, to the extent that these are insufficient, collections of principal from the loan assets, be applied on each payment date to payment of outstanding borrowings if the Borrowing Base Test, the Overcollateralization Ratio and the Interest Coverage Ratio would not otherwise be met.

Operating Expenses. The priority of payments provision of the Encina Credit Facility provides for the payment of certain operating expenses of the Company out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $200,000 per annum.

Covenants; Representations and Warranties; Events of Default. The Encina Credit Facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Encina Credit Facility does not contain grace periods for breach by the Company of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Encina Credit Facility include, among other things, the following:

o	Failure of the Company to maintain an Interest Coverage Ratio of less than 175.0%;

o	Failure of the Company to maintain an Overcollateralization Ratio of less than 200.0%;

o	the filing of certain ERISA or tax liens on assets of the Company or the Equityholder;

o	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

o	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed to replace such key person within 30 days;

o	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed within 30 days.

Fees and Expenses. The Company paid certain fees and reimbursed Encina Lender Finance, LLC for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Encina Lender Finance, LLC in connection with the Encina Credit Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing. These amounts totaled $1.4 million.

As of November 30, 2021, we had $12.5 million outstanding borrowings under the Encina Credit Facility and $207.0 million of SBA- guaranteed debentures outstanding (which are discussed below).

SBA-guaranteed debentures

In addition, we, through two wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, on March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 and on August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP, also received a license. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

SBA regulations previously limited the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. This maximum has been increased by SBA regulators for new licenses to $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital. The new license will provide up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. The SBIC LP and SBIC II LP are regulated by the SBA. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million, subject to SBA approval. Our wholly owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, a periodic examination by the SBA. With this license approval, Saratoga can grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

We received exemptive relief from the SEC to permit us to exclude the senior securities issued by of our SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. This allows us increased flexibility under the asset coverage requirement by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of our becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019.

As of November 30, 2021, our SBIC LP subsidiary had $75.0 million in regulatory capital and $108.0 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $87.5 million in regulatory capital and $99.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

In May 2013, the Company issued $48.3 million in aggregate principal amount of 2020 Notes. The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and had the same terms as the existing 6.25% 2025 Notes. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes.

On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes at par, plus the accrued and unpaid interest thereon, through, but excluding, the redemption date of August 31, 2021. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” with a par value of $25.00 per share and effective as of August 31, 2021, have been delisted following the redemption.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of the 7.25% 2025 Notes for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

At November 30, 2021, the total 7.25% 2025 Notes outstanding was $43.1 million.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of the 7.75% 2025 Notes for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, the 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

At November 30, 2021, the total 7.75% 2025 Notes outstanding was $5.0 million.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of the 6.25% Notes 2027. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of the Second 6.25% Notes 2027 for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

At November 30, 2021, the total 6.25% 2027 Notes outstanding was $15.0 million.

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of the 4.375% Notes 2026 for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, or thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the estimated offering expenses of approximately $0.2 million payable by the Company. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

At November 30, 2021, the total 4.375% Notes outstanding was $175.0 million.

At November 30, 2021 and February 28, 2021, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2021		February 28, 2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$120,882	15.4%	$18,828	3.2%
Cash and cash equivalents, reserve accounts	23,186	2.9	11,087	1.9
First lien term loans	504,460	64.1	440,456	75.4
Second lien term loans	49,808	6.3	24,930	4.3
Unsecured term loans	2,759	0.4	2,141	0.4
Structured finance securities	42,676	5.4	49,779	8.5
Equity interests	43,644	5.5	37,007	6.3
Total	$787,415	100.0%	$584,228	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were added to the equity ATM program. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, the Company had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of November 30, 2021, the Company sold 4,447,535 shares for gross proceeds of $112.5 million at an average price of $25.29 for aggregate net proceeds of $111.0 million (net of transaction costs). During the three months ended November 30, 2021, the Company sold 520,076 shares for gross proceeds of $15.2 million at an average price of $29.16 for aggregate net proceeds of $15.0 million (net of transaction cost). During the nine months ended November 30, 2021, the Company sold 525,517 shares for gross proceeds of $15.3 million at an average price of $29.15 for aggregate net proceeds of $15.2 million (net of transaction cost).

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of November 30, 2021, the Company purchased 458,435 shares of common stock, at the average price of $18.64 for approximately $8.6 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2021, there was no activity. During the nine months ended November 30, 2021, the Company purchased 49,623 shares of common stock, at the average price of $25.23 for approximately $1.3 million pursuant to the Share Repurchase Plan.

On November 30, 2021, the Company declared a dividend of $0.53 per share payable on January 19, 2022, to common stockholders of record on January 4, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP.

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

Our asset coverage ratio, as defined in the 1940 Act, was 236.7% as of November 30, 2021 and 347.1% as of February 28, 2021.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2021:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$12,500	$-	$12,500	$-	$-
SBA debentures	207,000	-	37,000	24,660	145,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000	-	-	175,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$457,625	$-	$49,500	$247,785	$160,340

Off-balance sheet arrangements

As of November 30, 2021 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $97.1 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2021 and February 28, 2021 is shown in the table below (dollars in thousands):

	November 30, 2021	February 28, 2021
At Company’s discretion
Artemis Wax Corp.	$9,700	$-
Axero Holdings, LLC	3,000	-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	-	630
GreyHeller LLC	-	15,000
LFR Chicken LLC	10,000	-
Netreo Holdings, LLC	1,000	10,000
Passageways, Inc.	-	5,000
Pepper Palace, Inc.	3,000	-
Procurement Partners, LLC	3,000	-
Saratoga Senior Loan Fund I JV LLC	43,750	-
Sceptre Hospitality Resources, LLC	1,000	-
Top Gun Pressure Washing, LLC	175	3,175
Village Realty Holdings LLC	-	10,000
Total	76,625	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC	2,000	-
GoReact	-	2,000
Granite Comfort, LP	2,000	-
HemaTerra Holding Company, LLC	2,000	2,000
LFR Chicken LLC	3,000	-
New England Dental Partners	4,500	6,000
Passageways, Inc.	-	2,000
Pepper Palace, Inc.	4,500	-
Procurement Partners, LLC	1,000	1,000
Zollege PBC	1,500	-
	20,500	13,000
Total	$97,125	$58,805

Recent Developments

Subsequent to November 30, 2021, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended November 30, 2021. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. A large portion of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR has decreased, but the U.S Federal Reserve announced three interest rate hikes by the end of 2022. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. At November 30, 2021, we had $457.6 million of borrowings outstanding.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2021 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.5 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.01 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2021.

	Increase	(Increase)	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Investment	Investment
Change	Income	Expense	Income	Income per Share
	($ in thousands)
-100	$(16)	$-	$(16)	$(0.00)
-50	(16)	-	(16)	(0.00)
-25	(16)	-	(16)	(0.00)
25	23	-	23	0.00
50	62	-	62	0.01
100	544	(43)	501	0.04
200	4,278	(168)	4,110	0.36
300	9,558	(293)	9,265	0.82
400	15,089	(418)	14,671	1.30

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended November 30, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Prior to December 31, 2021, we typically used LIBOR as a reference rate in floating-rate loans extended to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR, including with respect to loans that mature after LIBOR is no longer available. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

The COVID-19 pandemic could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic and new variants of COVID-19, such as the Delta and Omnicron variants, has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the COVID-19 pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to relax the early public health restrictions with a view to partially or fully reopening their economies or lifted such restrictions entirely, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. We cannot predict the full impact of COVID-19, including the duration of the restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and any new variants of COVID-19 and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).

4.7	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.8	Eighth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.9	Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 2, 2021).

10.10	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.11	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.12	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.13	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: January 5, 2022	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer