Form 10-K
period 2022-02-28
SARATOGA INVESTMENT CORP.
filed 2022-05-04
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 814-00732

SARATOGA INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-8700615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

535 Madison Avenue

New York, New York 10022

(Address of principal executive offices)

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
7.25% Notes due 2025	SAK	The New York Stock Exchange
6.00% Notes due 2027	SAT	The New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2021 was approximately $231.0 million based upon a closing price of $28.70 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 4, 2022 was 12,124,175.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly-owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, unless the context otherwise requires. We refer to Saratoga Investment Advisors, LLC, our investment adviser, as “Saratoga Investment Advisors,” the “Investment Adviser” or the “Manager.”

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

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

●	our future operating results and the continued impact of the coronavirus (“COVID-19”) pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	pandemics or other serious public health events, such as the outbreak of COVID-19;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current COVID-19 pandemic and the effects of the disruptions caused by COVID-19 pandemic on our ability to continue to effectively manage our business;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility, including the decommissioning of LIBOR, on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this annual report on Form 10-K under Item 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

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

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30.0% of our portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded, joint ventures and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of Investment Company Act of 1940, as amended (“1940 Act”), which includes private equity funds, to no more than 15% of its net assets.

As of February 28, 2022, we had total assets of $876.2 million and investments in 45 portfolio companies, excluding an investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $28.7 million as of February 28, 2022, investments in the Class F-2-R-3 Note of the Saratoga CLO which as of February 28, 2022 had a fair value of $9.4 million, and investments in the Saratoga Senior Loan Fund I JV LLC (“SLF JV”), a joint venture which as of February 28, 2022 had a fair value of $25.1 million. The overall portfolio composition as of February 28, 2022 consisted of 77.3% of first lien term loans, 5.4% of second lien term loans, 1.9% of unsecured loans, 4.7% of structured finance securities and 10.7% of equity interests. As of February 28, 2022, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note was approximately 7.7%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 28, 2022, our total return based on market value was 28.19% and our total return based on net asset value per share was 15.88%. As of February 28, 2021, our total return based on market value was 7.63% and our total return based on net asset value was 7.42%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on net asset value (“NAV”) is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 28, 2022, approximately 97.1% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2022, was composed of $660.2 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after such borrowing, or, if we obtain the required approvals from our independent directors and/or stockholders, 150.0%. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including, a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, we generally will not have to pay U.S. federal income taxes at corporate rates on any net ordinary income or capital gains that we timely distribute to our stockholders if we meet certain source-of-income, annual distribution and asset diversification requirements.

In addition, we have two wholly-owned subsidiaries that are licensed as a small business investment company (“SBIC”) and regulated by the Small Business Administration (“SBA”). On March 28, 2012, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC LP (“SBIC LP”), received an SBIC license from the SBA. On August 14, 2019, our wholly-owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA, which provides up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. As a result, Saratoga’s SBA relationship increased from $150.0 million to $325.0 million of committed capital. The SBIC LP and SBIC II LP are regulated by the SBA. For two or more SBIC’s under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. Our wholly-owned SBIC subsidiaries are able to borrow funds from the SBA against the SBIC’s regulatory capital (which approximates equity capital) and is subject to customary regulatory requirements, including, but not limited to, an examination by the SBA. See “Item 1. Business—Small Business Investment Company Regulations.”

We received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to permit us to exclude the senior securities issued by of SBIC LP and SBIC II LP from the definition of senior securities in the asset coverage requirement under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs, or other forms of pass through entities. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies. Tax blockers are consolidated for accounting purposes but are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

During the fiscal year ended February 29, 2020, the Company sold its interest in SIA-Easy Ice, LLC. See Management’s Discussion and Analysis for additional discussion.

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

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

The recapitalization transaction consisted of (i) the private sale of 986,842 shares of our common stock for $15.0 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates and (ii) the entry into a $40.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Madison Credit Facility”). We used the net proceeds from the private sale of shares of our common stock and a portion of the funds available to us under the Madison Credit Facility to pay the full amount of principal and accrued interest, including default interest, outstanding under our revolving securitized credit facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Specifically, in July 2009, we had exceeded permissible borrowing limits under the revolving securitized credit facility with Deutsche Bank, which resulted in an event of default under the revolving securitized credit facility. As a result of the event of default, Deutsche Bank had the right to accelerate repayment of the outstanding indebtedness under the revolving securitized credit facility and to foreclose and liquidate the collateral pledged under the revolving securitized credit facility. The revolving securitized credit facility with Deutsche Bank was terminated in connection with our payment of all amounts outstanding thereunder on July 30, 2010. In January 2011, we registered for public resale by Saratoga Investment Advisors and certain of its affiliates the 986,842 shares of our common stock issued to them in the recapitalization.

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

On October 26, 2021, the Company and TJHA JV I LLC entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage the SLF JV. SLF JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loans, notes and other debt instruments.

Our corporate offices are located at 535 Madison Avenue, New York, New York 10022. Our telephone number is (212) 906-7800. We maintain a website on the Internet at www.saratogainvestmentcorp.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 34, 32, 35 and 25 years of experience in leveraged finance, respectively, and the Chief Financial Officer and Chief Compliance Officer, Henri Steenkamp, who has 23 years of experience in financial services and leveraged finance. Our Investment Adviser is affiliated with Saratoga Partners, a middle market private equity investment firm. Saratoga Partners was established in 1984 to be the middle market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read & Co. Inc. and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 34-year history of private investments in middle market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, with automatic, one-year renewals, to be approved at an in-person meeting of the board of directors, a majority of whom must not be “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”). Our board of directors approved the renewal of the Management Agreement for an additional one-year term at a video conference meeting held on July 6, 2021. In reliance on certain exemptive relief provided by the SEC in connection with the COVID-19 pandemic, our board undertook to ratify the renewal of the Management Agreement at its next in-person meeting held on October 4, 2021, which was duly done. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties.

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2022, 87.3% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 28, 2022, 12.9% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 26.3% of such investments elected to pay a portion of interest due in PIK. In addition, 95.7% of our debt investments at February 28, 2022, had variable interest rates that reset periodically based on benchmarks such as LIBOR, BSBY, SOFR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business—Business Development Company Regulations – Qualifying Assets.”

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle market companies, we may invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, private equity, securities of public companies that are not thinly traded, joint ventures and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15% of its net assets.

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

Equity Investments

Equity investments may consist of preferred equity that is expected to pay dividends on a current basis in the form of cash or additional equity or preferred equity that does not pay current dividends. Preferred equity at times may also have PIK interest payable. Preferred equity generally has a preference over common equity as to distributions on liquidation and dividends. In some cases, we may acquire common equity. In general, our equity investments are not control-oriented investments and we expect that in many cases we will acquire equity securities as part of a group of private equity investors in which we are not the lead investor.

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

The Saratoga CLO investment period was initially refinanced in October 2013 and its reinvestment period extended to October 2016. On November 15, 2016, we completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018. On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the non-call period and reinvestment period to January 20, 2020 and January 20, 2021, respectively, and extended its legal final date to January 20, 2030. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. As part of the refinancing of its liabilities, we also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches of the Saratoga CLO at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. We also redeemed our existing $4.5 million aggregate principal amount of the Class F Notes tranche of the Saratoga CLO at par. The Class F-R-2 Notes and Class G-R-2 Notes tranches are the seventh and eighth tranches in the capital structure of Saratoga CLO and are subordinated to the other debt classes of Saratoga CLO, respectively. The Class F-R-2 and Class G-R-2 tranches are senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $2.5 million Class F-R-2 tranche and $7.5 million Class G-R-2 tranche and ahead of the aggregate principal amount of our position in the subordinated notes, with respect to priority of payments in the event of a default or a liquidation. We also purchased an aggregate principal amount of $39.5 million of subordinated notes, which is in addition to the $30.0 million of subordinated notes issued in 2013 that were reset with an extended legal final date to January 20, 2030. Following the refinancing, Saratoga Investment Corp. owns 100% of the Class F-R-2, Class G-R-2 and the subordinated notes of the Saratoga CLO. On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly-owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Note at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full. After the reinvestment period ends in April 2024, the Company will consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO which extends the investment period of the CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. If Saratoga CLO is unable to refinance its indebtedness by April 2024, then Saratoga CLO will be required to use investment repayments by portfolio companies received thereafter to repay its outstanding indebtedness.

At February 28, 2022, the aggregate fair value of our investments in Saratoga Investment Corp. CLO 2013-1 F-2-R-3 Notes and subordinated notes of the Saratoga CLO was $9.4 million and $28.7 million, respectively.

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

With respect to the collateral management agreement that the Company has entered into with Saratoga CLO, while the agreement is similar to the investment advisory and management agreement between the Company and Saratoga Investment Advisors in that it is an asset management agreement, there are material differences between the two. For example, pursuant to Section 15 of the 1940 Act, the Management Agreement with Saratoga Investment Advisors has an initial term of two years, with annual renewals to be approved at an in-person meeting of the Company’s board of directors. The contract can be terminated by the Company’s board of directors or stockholders with 60 days’ notice, with no penalty for termination. The collateral management agreement that the Company has entered into with Saratoga CLO, on the other hand, has no renewal requirement. The Saratoga CLO collateral management agreement may be terminated for cause at the direction of a majority of the most senior class of the Saratoga CLO securities then outstanding, excluding any securities held by the Company or any affiliate thereof or any other entity over which the Company or an affiliate thereof has discretionary authority over voting such securities, which securities are disregarded for this purpose. If the Saratoga CLO collateral management agreement is terminated, the manager remains in place until a new manager is appointed by the issuer at the direction of either (i) a majority of the Saratoga CLO subordinated notes, and not rejected by a majority of the most senior class of CLO securities then outstanding, or (ii)  a majority of the most senior class of CLO securities then outstanding, and not rejected by a majority of the Saratoga CLO subordinated notes, in each case within 20 days of notice of a vote regarding the successor manager. If no successor investment manager shall have been appointed within 120 days after the date of notice of resignation by the investment manager, the resigning investment manager, a majority of the controlling class or a majority of the subordinated notes may petition any court of competent jurisdiction for the appointment of a successor investment manager without the approval of the holders of the notes. We receive a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, we received a base management fee of 0.25% per annum and a subordinated management fee of 0.25% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, we are no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

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

As of February 28, 2022, the Saratoga CLO portfolio consisted of $660.2 million in aggregate principal amount of primarily senior secured first lien term loans. At February 28, 2022, 98.7% of the Saratoga CLO portfolio consisted of such loans to 334 borrowers with an average exposure to each borrower of $1.9 million. The weighted average maturity of the portfolio is 4.81 years. In addition, Saratoga CLO held $6.2 million in cash at February 28, 2022. Our investments in the Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has an aggregate cost basis of approximately $32.3 million, which is net of all principal payments made by Saratoga CLO on the Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021.

On October 26, 2021, the Company and TJHA JV I LLC entered into the LLC Agreement to co-manage SLF JV. SLF JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loans, notes and other debt instruments. As of February 28, 2022, the Company has membership interests with a fair value of $12.0 million and an unsecured loan with a fair value of $13.1 million in the SLF JV. As of February 28, 2022, the SLF JV has an unsecured loan with a fair value of $28.7 million in a CLO warehouse.

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

Investment selection

In managing us, Saratoga Investment Advisors employs the same investment philosophy and portfolio management methodologies used by Saratoga Partners. Through this investment selection process, based on quantitative and qualitative analysis, Saratoga Investment Advisors seeks to identify portfolio companies with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Saratoga Investment Advisors’ investment process emphasizes the following:

●	bottom-up, company-specific research and analysis;

●	capital preservation, low volatility and minimization of downside risk; and

●	investing with experienced management teams that hold meaningful equity ownership in their businesses.

Our Investment Adviser’s investment process generally includes the following steps:

●	Initial screening. A brief analysis identifies the investment opportunity and reviews the merits of the transaction. The initial screening memorandum provides a brief description of the company, its industry, competitive position, capital structure, financials, equity sponsor and deal economics. If the deal is determined to be attractive by the senior members of the deal team, the opportunity is fully analyzed.

●	Full analysis. A full analysis includes:

●	Business and Industry analysis—a review of the company’s business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, other investors, customers and competitors.

●	Company analysis—a review of the company’s historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

●	Structural/security analysis—a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.

●	Approval of the investment committee. The investment is then presented to the investment committee for approval. The investment committee must unanimously approve all investments in excess of $1 million made by us. In addition, all sales of our investments must be approved by all four of our investment committee members. The members of our investment committee are Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips.

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

Valuation process

We account for our investments at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as determined in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our consolidated financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and an independent valuation firm engaged by our board of directors. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

In order to maintain our tax treatment as a RIC, we must, for each fiscal year, timely distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to a non-deductible 4% U.S. federal excise tax to the extent we do not distribute during the calendar year at least (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2021 calendar year, the Company did not make sufficient distributions such that we did incur the U.S. federal excise tax. We may elect to withhold from distribution a portion of our ordinary income for the 2022 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2022, if any, and, if we do so, we would expect to incur U.S. federal excise taxes as a result.

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

Competition

Our primary competitors in providing financing to private middle market companies include public and private investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), commercial and investment banks and commercial financing companies. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense, and in the past couple of years we believe there has been an increase in the amount of debt capital available on average. This has resulted in a somewhat more competitive environment for making new investments. Many middle-market companies are still unable to raise senior debt financing through traditional large financial institutions, and we believe this approach to financing remains difficult as implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have deemphasized their service and product offerings to middle-market companies in particular.

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

The Management Agreement with Saratoga Investment Advisors was approved by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. Subsequent to then, our board of directors approved the renewal of the Management Agreement annually for an additional one-year term at an in-person meeting. In reliance on certain exemptive relief provided by the SEC in connection with the COVID-19 pandemic, the last approval was granted on July 6, 2021 at a video conference meeting and our board ratified the approval of the renewal of the Management Agreement at its next in-person meeting held on October 4, 2021.

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

Organization of the Investment Adviser

Saratoga Investment Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The principal executive offices of Saratoga Investment Advisors are located at 535 Madison Avenue, New York, New York 10022.

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

Business Development Company Regulations

We have elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons who are not “interested persons,” as that term is defined in Section 2(a)(19) of the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC, unless approved by “a majority of our outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of such company’s stock present at a meeting if more than 50.0% of the outstanding stock of such company is present and represented by proxy or (ii) more than 50.0% of the outstanding stock of such company.

We do not intend to acquire securities issued by any investment company (including Section 3(c)(1) and Section 3(c)(7) funds for this purpose, and mutual funds, registered closed-end funds and BDCs) that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of the investment company’s total outstanding voting stock, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the aggregate value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Significant managerial assistance to portfolio companies

A BDC generally must offer to make available to the issuer of the securities in which it invests significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. As a BDC we offer, and must provide upon request, managerial assistance to our portfolio companies. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees or those of its investment adviser, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Pursuant to a separate Administration Agreement, our Saratoga Investment Advisors provides such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We may receive fees for these services.

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

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock, senior to our common stock, if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150.0% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019. See “Risk Factors – Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.” We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

Co-investment

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. Thus, based on current SEC interpretations, co-investment transactions involving a BDC like us and an entity that is advised by Saratoga Investment Advisors or an affiliated adviser generally could not be effected without SEC relief. The staff of the SEC has, however, granted no-action relief to third parties permitting purchases of a single class of privately-placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, currently we only expect to co-invest on a concurrent basis with affiliates of Saratoga Investment Advisors when each party will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses (together with their affiliates) that have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (including its affiliates) that has a tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

We received exemptive relief from the SEC to permit it to exclude the senior securities of SBIC LP and SBIC II LP from the definition of senior securities in the asset coverage requirement under the 1940 Act. This allows us increased flexibility under the asset coverage requirement by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

For two or more SBIC’s under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. Our wholly-owned SBIC subsidiaries may borrow funds from the SBA against its respective regulatory capital (which approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. SBIC I LP and SBIC II LP have $325.0 million of committed capital on an aggregate basis. SBA regulations currently limit the amount of SBA-guaranteed debentures that an SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital.

As of February 28, 2022, we have funded SBIC LP with an aggregate total of $75.0 million of equity capital and have $86.0 million of SBA guaranteed debentures outstanding and have funded SBIC II LP with an aggregate total of $87.5 million of equity capital and have $99.0 million of SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. In addition to other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set forth below are the principal risks with respect to the Company generally and with respect to BDCs, they may not be the only risks we face. This section nonetheless describes the principal risk factors associated with investment in the Company specifically, as well as those factors generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to the Company’s. If any of the risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our securities could decline and you may lose all or part of your investment.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities. These and other risk factors are described more fully in this “Item 1A. Risk Factors.”

Risks Related to Our Business and Structure

●	We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
●	We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.
●	The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extended beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.
●	There are significant potential conflicts of interest which could adversely impact our investment returns.
●	Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.
●	We will be subject to U.S. federal income tax at corporate rates if we fail to qualify as a RIC.

Risks Related to the Current Environment

●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
●	Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.
●	We are currently operating in a period of capital markets disruption and economic uncertainty.
●	Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Risks Related to Our Adviser and Its Affiliates

●	We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, or there is a decline in the value of our portfolio.
●	The way in which the base management and incentive fees under the Management Agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our best interests.
●	Saratoga Investment Advisors’ liability is limited under the Management Agreement and we will indemnify Saratoga Investments Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
●	Our ability to enter into transactions with our affiliates is restricted.

Risks Related to Our Investments

●	A majority of our debt investments are not required to make principal payments until the maturity of such debt securities and are generally riskier than other types of loans.
●	The lack of liquidity in our investments may adversely affect our business.

●	Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.
●	Investments in equity securities involve a substantial degree of risk.

Risks Related to Our Common Stock

●	We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
●	Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.
●	The market price of our common stock may fluctuate significantly.
●	There is a risk that you may not receive distributions or that our distributions may not grow over time.

Risks Related to Our Notes

●	The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
●	An active trading market for the Public Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.
●	Public health threats may affect the market for the Public Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

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

As of February 28, 2022, there were $12.5 million outstanding borrowings under the Encina Credit Facility. As of February 28, 2022, we had issued $185.0 million in SBA-guaranteed debentures and $43.1 million, $5.0 million, $5.0 million, $10.0 million, $175.0 million and $75.0 million respectively in aggregate principal amount of the 7.25% notes due 2025 (the “7.25% 2025 Notes” or the “Public Notes”), the 7.75% notes due 2025 (the “7.75% 2025 Notes”), the 6.25% notes due 2027 (the “6.25% 2027 Notes), the 6.25% notes due 2027 (the “Second 6.25% 2027 Notes”), the 4.375% Notes due 2026 (the “4.375% 2026 Notes”) and 4.35% notes due 2027 (the “4.35% 2027 Notes”) and together with the Public Notes, the 7.75% 2025 Notes, and the 6.25% 2027 Notes and the 4.375% 2026, and the 4.35% 2027 Notes the “Notes”). We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Encina Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

As a BDC, we are generally permitted to issue senior securities only in amounts such that our asset coverage ratio equals at least 150.0% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the senior securities of SBIC I LP’s and SBIC II LP’s under the terms of our SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 150.0%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(net of expenses)

Assumed Return on Portfolio (Net of Expenses)	-10.0%	-5.0%	0%	5%	10%
Corresponding Return to Common Stockholder (1)	-29%	-17%	-6%	5%	17%

(1)	Assumes $746.9 million in average total assets, $407.9 million in average debt outstanding, $329.4 million in average net assets and an average interest rate of 4.9%. Actual interest payments may be different. The various return scenarios above exclude borrowing costs, which are then separately deducted from the net return to common stockholders calculated base on average debt outstanding and average interest rate.

Substantially all of SIF II’s, SBIC I’s and SBIC II’s assets are subject to security interests under our Encina Credit Facility or claims of the SBA with respect to SBA-guaranteed debentures we may issue and if we default on our obligations thereunder, we may suffer adverse consequences, including the foreclosure on our assets.

Substantially all of SIF II’s, SBIC I’s and SBIC II’s assets are pledged as collateral under the Encina Credit Facility or are subject to a superior claim over the holders of our common stock or the Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Encina Credit Facility or the SBA-guaranteed debentures, Encina Lender Finance, LLC and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

In addition, if Encina Lender Finance, LLC the lender under the Encina Credit Facility exercises its right to sell the assets pledged under the Encina Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Encina Credit Facility.

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

The interest rates of our loans to our portfolio companies, any LIBOR-linked securities, and other financial obligations that extended beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

The London Interbank Offered Rate (“LIBOR”) is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates (“IBORs”). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

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

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new alternative reference rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in such situations, to negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

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

We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other funds.

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

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party and retained control of the House of Representatives. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;
●	natural disasters such as earthquakes, tornadoes and hurricanes;
●	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19 (more commonly known as the Coronavirus);
●	events arising from local or larger scale political or social matters, including terrorist acts;
●	acts of war; and
●	cyber-attacks.

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

We and our service providers continue to be impacted by government actions and actions by private businesses in response to the COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology system of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

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

We are generally permitted to incur indebtedness or issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may need to issue equity more frequently than our privately-owned competitors, which may lead to greater stockholder dilution. With respect to stock that is a senior security, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous in order to make dividend distributions or repurchase certain of our securities.

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

Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, on March 23, 2018, the Small Business Credit Availability Act was signed into law and, among other things, modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the 1940 Act, we were allowed to increase our leverage capacity once the majority of our independent directors approved an increase in our leverage capacity, with such approval becoming effective after one year. On April 16, 2018, our board of directors, including a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

The agreement governing our Encina Credit Facility contains various covenants that, among other things, limits our discretion in operating our business and provides for certain minimum financial covenants.

The agreement governing the Encina Credit Facility contains customary default provisions such as the termination or departure of certain “key persons” of Saratoga Investment Advisors, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the Encina Credit Facility would result, among other things, in termination of the availability of further funds under the Encina Credit Facility and an accelerated maturity date for all amounts outstanding under the Encina Credit Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Encina Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Encina Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

Each loan origination under the facility is subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Encina Credit Facility at any particular time or at all.

We will be subject to U.S. federal income tax at corporate rates if we fail to qualify as a RIC.

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

The annual distribution requirement is satisfied if we timely distribute to our stockholders on an annual basis an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under our borrowing agreements that could, under certain circumstances, restrict us from making the required distributions. In such case, if we are unable to obtain cash from other sources or are prohibited from making distributions, we may be subject to U.S. federal income tax at corporate rates.

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

In order to qualify for the tax benefits available to RICs and to minimize U.S. federal income taxes at corporate rates, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income and capital gains, except that we may retain certain net capital gains for investment and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay U.S. federal income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150% as of April 16, 2019; These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

Because original issue discount will be included in the Company’s “investment company taxable income” for the year of the accrual, we may be requested to make distributions to shareholders to satisfy the annual distribution requirement applicable to RICs, even where we have not received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain favorable tax treatment. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may become subject to U.S federal income tax at corporate rates. Additionally, because investments with a deferred payment feature may have the effect of deferring a portion of the borrower’s payment obligation until maturity of the debt investment, it may be difficult for us to identify and address developing problems with borrowers in terms of their ability to repay us.

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

Accomplishing this result on a cost-effective basis is largely a function of Saratoga Investment Advisors’ structuring of the investment process and its ability to provide competent, attentive and efficient service to us. Our executive officers and the officers and employees of Saratoga Investment Advisors have substantial responsibilities in connection with their roles at Saratoga Partners as well as responsibilities under the Management Agreement. They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Saratoga Investment Advisors may need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute beneficially to the work of Saratoga Investment Advisors. Any failure to manage our future growth effectively could have a material adverse effect on our business and financial condition.

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

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline.

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

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.”

On January 31, 2020, the United Kingdom ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the United Kingdom (the “UK”) and the European Union, the UK’s departure from the European Union was followed by a transition period, which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see “Terrorist attacks, acts of war, or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition” for more information). Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 pandemic and new variants of COVID, such as the Delta and Omicron variants, has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy.

The COVID-19 outbreak, including new variants of COVID-19, such as the Delta and Omicron variants, continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced in the markets and by businesses and the economy in general which may not necessarily adequately address the problems facing the loan market and middle market businesses.

The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID-19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of middle market companies. For example, between 2008 and 2009, the U.S. and global capital markets were unstable, as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business operating restrictions, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations and financial condition.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected—and could continue to adversely affect—operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and the economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, the COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, for some period thereafter, and may be reinstated in the future. COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. We cannot predict the full impact of COVID-19, including the duration of the restrictions described above. As a result, we are unable to predict the duration of these business and supply chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.

Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures, and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and indicated that it would raise rates at each of the remaining six meeting in 2022. (See “We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income” for a discussion of the risks associated with a rising interest rate environment). In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through 2023, unless Congress takes legislative action to further extend or defer it.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns) and may be unable to repay our debt investments during these periods. The global outbreak of COVID-19 has disrupted, and continues to disrupt, economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

As of February 28, 2022, 87.3% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

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

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 28, 2022, 12.9% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 26.3% of such investments elected to pay a portion of interest due in PIK. As of February 28, 2022, 3.4% of the Company’s interest-only loans are loans that pay contractual PIK interest only.

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

An issuer of a debt security may be unable to make interest payments and repay principal. We could lose money if the issuer of a debt obligation is, or is perceived to be, unable or unwilling to make timely principal and/or interest payments, or to otherwise honor its obligations. Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if they were rated, which are often referred to as “junk.”

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

At February 28, 2022, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $28.7 million and constituted 3.5% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2022, was composed of $660.2 million in aggregate principal amount of primarily senior secured first lien term loans and $6.2 million in uninvested cash. In addition, as of February 28, 2022, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes with a fair value of $9.4 million in the Saratoga CLO, that only rank senior to the subordinated notes. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $660.2 million aggregate principal amount of debt, as of February 28, 2022 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

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

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investment of Saratoga CLO are recorded according to U.S. GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of Saratoga CLO that ends within the Company’s fiscal year, even though the investment is generating cash flow. In general, the U.S. federal income tax treatment of investment in Saratoga CLO may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

The senior loan portfolio of Saratoga CLO may be concentrated in a limited number of industries or borrowers, which may subject Saratoga CLO, and in turn us, to a risk of significant loss if there is a downturn in a particular industry in which Saratoga CLO is concentrated.

Saratoga CLO has senior loan portfolios that may be concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2022, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 19.3% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in business service represented approximately 10.9% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles, including SLF JV. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an investment vehicle, we will nonetheless be exposed to the creditworthiness of the investment vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the investment vehicle (i.e., our investment in the investment vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an investment vehicle, we may be required to rely on our partners in the investment vehicle when making decisions regarding such investment vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the investment vehicle.

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

As of February 28, 2022, our investments in the Healthcare Software industry represented approximately 11.0% of the fair value of our portfolio and our investments in the IT Services industry represented approximately 9.9% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Software-as-a-Service industry could materially adversely affect our financial results.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. As a result, our SAAS portfolio companies may incur significant operating losses and negative cash flows because of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Because our SAAS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections. There is often less collateral securing our loans to these companies as compared to our other portfolio companies, which could impair our ability to be repaid if the portfolio companies default on their obligations or otherwise encounter financial difficulties. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SAAS industry encounter financial difficulty and fail to repay their obligations. As of February 28, 2022, our current total investments in SAAS companies were $510.0 million, or 62.4% of total investments.

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

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to US federal income tax at corporate rates on our investment company taxable income and net capital gains (i.e., realized net long- term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a nondeductible 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our net ordinary income for the calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current calendar year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax at corporate rates. Under these spillover dividend procedures, because our taxable year ends on February 28 or 29, we may defer distribution of income earned during the current taxable year until February of the following taxable year. For example, we may defer distributions of income earned during the year ended February 28, 2022 until as late as February 28, 2023. If we choose to carry-over this distribution of income in the form of a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

●	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

●	failure to qualify for RIC tax treatments;

●	changes in the value of our portfolio of investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	departure of any of Saratoga Investment Advisors’ key personnel;

●	operating performance of companies comparable to us;

●	general economic trends and other external factors; or

●	loss of a major funding source.

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

RISKS RELATED TO OUR NOTES

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness to any existing and future secured indebtedness, including indebtedness under our Encina Credit Facility.

The Notes are not secured by any of our assets or any of the assets of any of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any existing and future secured indebtedness (including our Encina Credit Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we have granted or subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under our Encina Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of February 28, 2022, there was $12.5 million outstanding borrowings under the Credit Facility and we had the ability to borrow up to $50.0 million under the Encina Credit Facility, subject to certain conditions. The Encina Credit Facility is secured by substantially all of the assets of SIF II, our wholly owned subsidiary.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes. As of February 28, 2022, we had $185.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the SBA-guaranteed debentures is structurally senior to the Notes.

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

The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of these entities, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act), but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Notes), and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the market value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes is issued do not contain cross-default provisions that are contained in the Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels and prices of the Notes.

We may not be able to repurchase the 4.375% 2026 Notes and the 4.35% Notes 2027 upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the relevant indenture), holders of the 4.375% 2026 Notes and the 4.35% Notes 2027 may require us to repurchase for cash some or all of the 4.375% 2026 Notes and the 4.35% Notes 2027, respectively, at a repurchase price equal to 100% of the aggregate principal amount of the 4.375% 2026 Notes and the 4.35% Notes 2027, respectively, being repurchased, plus their respective accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the 4.375% 2026 Notes and the 4.35% Notes 2027 upon a Change of Control Repurchase Event because we may not have sufficient funds. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered .375% 2026 Notes and the 4.35% Notes 2027 upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the respective indenture governing the 4.375% 2026 Notes and the 4.35% Notes 2027, respectively, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the October 2024 Notes or the January 2026 Notes exercise their respective right to require us to repurchase the 4.375% 2026 Notes and the 4.35% Notes 2027, respectively, upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

An active trading market for the 7.25% 2025 Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.

Although the 7.25% 2025 Notes are listed on the NYSE under the symbol “SAK”, we cannot provide any assurances that an active trading market will develop or be maintained for the 7.25% 2025 Notes or that the 7.25% 2025 Notes will be able to be sold. At various times, the 7.25% 2025 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the 7.25% 2025 Notes, or that the 7.25% 2025 Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the 7.25% 2025 Notes may be harmed. At the same time, the trading market for the Public Notes may also be very volatile, and many of the risk factors related to our common stock and outlined above in “Risks Related to Our Common Stock” could also be applicable to the Public Notes.

Public health threats may affect the market for the Public Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

Public health threats, such as the COVID-19 pandemic or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot estimate the impact that a public health threat could have on our portfolio companies, but it could disrupt their businesses and their ability to make interest or dividend payments and decrease the overall value of our investments which adversely impact our business, financial condition or results of operations. Additionally, as a result of the volatile market conditions that may result from public health threats, such as COVID-19 or any other illness, we cannot provide any assurance that the Public Notes will trade at a favorable price.

Terms relating to redemption may materially adversely affect the return on our debt securities.

On or after June 24, 2022, we may choose to redeem the 7.25% 2025 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Public Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Public Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Public Notes as the optional redemption date or period approaches.

The 4.375% Notes 2026 are redeemable, in whole or in part, at any time at our option prior to November 28. 2025, at par plus a “make-whole” premium, and thereafter at par. The 4.35% Notes 2027 are redeemable, in whole or in part, at any time at our option prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. We may choose to redeem the 4.375% Notes 2026 or 4.35% Notes 2027 at times when prevailing interest rates are lower than the interest rate paid on the 4.375% Notes 2026 or 4.35% Notes 2027.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Encina Credit Facility, the Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Encina Credit Facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the Notes, which could further limit our ability to repay our debt, including the Encina Credit Facility and the Notes.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Encina Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and the Encina Credit Facility, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may, in the future, need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Encina Credit Facility, the holders of the respective Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Encina Credit Facility, the Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the Encina Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.

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

Not applicable.

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

			Price Range
	NAV(1)		High	Low	Percentage of High Closing Sales Price as a Premium (Discount) to NAV(2)	Percentage of Low Closing Sales Price as a Premium (Discount) to NAV(2)
Fiscal Year Ending February 28, 2023
First Quarter through May 3, 2022	$	*	$28.31	$25.01	*	*.
Fiscal Year Ended February 28, 2022
First Quarter		$28.70	$26.54	$22.66	(7.5)%	(21.1)%
Second Quarter		$28.97	$28.90	$25.70	(0.2)%	(11.3)%
Third Quarter		$29.17	$29.80	$27.19	2.2%	(6.8)%
Fourth Quarter		$29.32	$29.51	$25.20	0.6%	(14.1)%
Fiscal Year Ended February 28, 2021
First Quarter		$25.11	$24.97	$8.40	(0.6)%	(66.5)%
Second Quarter		$26.68	$18.71	$15.08	(29.9)%	(43.5)%
Third Quarter		$26.84	$22.67	$16.21	(15.5)%	(39.6)%
Fourth Quarter		$27.25	$24.20	$20.43	(11.2)%	(25.0)%

*	Net asset value has not yet been calculated for this period.

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices.

(2)	Calculated as the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.

Summarized Financial Highlights

The following table summarizes ten years of financial highlights:

	For the year ended
Per share data	February 28, 2022	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018
Net asset value at beginning of period	$27.25	$27.13	$23.62	$22.96	$21.97
Adoption of ASC 606	-	-		(0.01)	-
Net asset value at beginning of period, as adjusted	27.25	27.13	23.62	22.95	21.97
Net investment income(1)	1.74	2.07	1.59	2.60	2.11
Net realized and unrealized gains (losses) on investments(1)	2.46	(0.74)	4.56	0.03	0.82
Realized losses on extinguishment of debt*	(0.21)	(0.01)	(0.17)	-	-
Net increase in net assets resulting from operations	3.99	1.32	5.98	2.63	2.93
Distributions declared from net investment income	(1.93)	(1.23)	(2.21)	(2.06)	(1.90)
Total distributions to stockholders	(1.93)	(1.23)	(2.21)	(2.06)	(1.90)
Issuance of common stock above net asset value(2)	-	-	-	0.15	-
Repurchases of common stock(3)	0.01	0.13	-	-	-
Dilution(4)	-	(0.10)	(0.26)	(0.05)	(0.04)
Net asset value at end of period	$29.33	$27.25	$27.13	$23.62	$22.96

Per share market value at end of period	$27.47	$23.08	$22.91	$23.04	$21.86
Total return based on market value(5)(6)	28.19%	7.63%	9.28%	16.11%	5.28%
Total return based on net asset value(6)(7)	15.88%	7.31%	26.22%	13.33%	14.45%
Shares outstanding at end of period	12,131,350	11,161,416	11,217,545	7,657,156	6,257,029

Ratio/Supplemental data:
Net assets at end of period	355,780,523	304,185,770	304,286,853	180,875,187	143,691,367
Ratio of total expenses to average net assets(8)*	15.42%	11.60%	18.49%	18.03%	19.05%
Ratio of net investment income to average net assets(8)*	6.05%	7.77%	6.31%	11.22%	9.37%
Portfolio turnover rate(5)(9)	33.59%	25.26%	36.82%	35.26%	19.73%

	For the year ended
Per share data	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013
Net asset value at beginning of period	$22.06	$22.70	$21.08	$22.71	$24.94
Adoption of ASC 606	-	-	-	-	-
Net asset value at beginning of period, as adjusted	22.06	22.70	21.08	22.71	24.94
Net investment income(1)	1.94	1.91	1.80	1.80	1.57
Net realized and unrealized gains (losses) on investments(1)	0.30	0.18	0.24	(0.07)	1.85
Realized losses on extinguishment of debt*	(0.26)	-	-	-	-
Net increase in net assets resulting from operations	2.24	2.09	2.04	1.73	3.42
Distributions declared from net investment income	(1.93)	(2.36)	(0.40)	(2.65)	(4.25)
Total distributions to stockholders	(1.93)	(2.36)	(0.40)	(2.65)	(4.25)
Issuance of common stock above net asset value(2)	-	-	-	-	-
Repurchases of common stock(3)	-	-	-	-	-
Dilution(4)	(0.14)	(0.37)	(0.02)	(0.71)	(1.40)
Net asset value at end of period	$21.97	$22.06	$22.70	$21.08	$22.71

Per share market value at end of period	$22.74	$14.22	$15.76	$15.85	$17.02
Total return based on market value(5)(6)	80.83%	4.27%	1.63%	9.10%	36.67%
Total return based on net asset value(6)(7)	12.62%	11.10%	10.09%	8.75%	16.12%
Shares outstanding at end of period	5,794,600	5,672,227	5,401,899	5,379,616	4,730,116

Ratio/Supplemental data:
Net assets at end of period	127,294,777	125,149,875	122,598,742	113,427,929	107,437,874
Ratio of total expenses to average net assets(8)*	17.27%	15.46%	14.85%	12.59%	10.19%
Ratio of net investment income to average net assets(8)*	8.71%	8.52%	8.11%	7.97%	6.26%
Portfolio turnover rate(5)(9)	43.76%	26.22%	31.28%	37.82%	17.30%

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity. See Note 13, Dividend.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

(5)	Ratios are not annualized.

(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

(9)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Share Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged. As of February 28, 2022, the Company purchased 508,435 shares of common stock, at the average price of $19.35 for approximately $9.8 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2022 the Company purchased 50,00 shares of common stock, at the average price $25.86 for approximately $1.3 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2022 the Company purchased 99,623 shares of common stock, at the average price $25.55 for approximately $2.5 million pursuant to the Share Repurchase Plan.

As shown in the table below, as of February 28, 2022, we had purchased 508,435 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	-	$-	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 29, 2020	-	-	218,491	381,509
March 1, 2020 through February 28, 2021	190,321	$18.96	408,812	891,188
March 1, 2021 through February 28, 2022	99,623	$25.55	508,435	791,565
Total	508,435	$19.35

Holders

The last reported closing sale price of our common stock on May 3, 2022 was $25.61 per share, which represents a discount of approximately 12.7% to the NAV reported as of February 28, 2022. As of May 3, 2022, there were 11 holders of record of our common stock.

Dividend Policy

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

We are prohibited from making distributions that cause us to fail to maintain the asset coverage ratio stipulated by the 1940 Act, subject to certain exceptions, or that violate our debt covenants.

In order to maintain tax treatment as a RIC, we must for each fiscal year timely distribute an amount equal to at least 90.0% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2019, 2018 and 2017 calendar year, the Company made distributions sufficient such that we did not incur any U.S. federal excise taxes. For the 2014, 2015, 2016, 2020 and 2021 calendar years, our distributions were insufficient such that we incurred U.S. federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2022 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2022, if any, and, if we do so, we would expect to incur U.S. federal excise taxes as a result.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2022. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Outstanding Securities and Debt

The following table shows our outstanding classes of securities and debt as of February 28, 2022.

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	(d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Securities:
Common Stock	100,000,000		12,131,350	$87,868,650
Debt:
Encina credit facility	$50,000,000		$12,500,000	$37,500,000
SBA Debentures	$325,000,000	(1)	$185,000,000	$76,000,000
7.25% 2025 Notes	$43,125,000		$43,125,000	$-
7.75% 2025 Notes	$5,000,000		$5,000,000	$-
4.375% 2026 Notes	$175,000,000		$175,000,000	$-
4.35% 2027 Notes	$75,000,000		$75,000,000	$-
6.25% 2027 Notes	$15,000,000		$15,000,000	$-

(1)	For more information regarding our limitations as to SBA debenture issuances, see “Item 1. Business - Small Business Investment Company Regulations.”

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load paid	-%	(1)
Offering expenses borne by us	-%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses paid	-%
Annual estimated expenses (as a percentage of average net assets attributable to common stock):
Management fees	3.6%	(4)
Incentive fees payable under the Management Agreement	1.9%	(5)
Interest payments on borrowed funds	6.1%	(6)
Other expenses	2.2%	(7)
Total annual expenses	13.8%	(8)

(1)	In the event that the shares of common stock are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.

(3)	The expenses associated with the administration of our dividend reinvestment plan are included in “Other expenses.” The participants in the dividend reinvestment plan will pay a pro rata share of brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the dividend reinvestment plan.

(4)	Our base management fee under the Management Agreement with Saratoga Investment Advisors is based on our gross assets, which is defined as our total assets, including those acquired using borrowings for investment purposes, but excluding cash and cash equivalents. See “Investment Advisory and Management Agreement.” The fact that our base management fee is payable based upon our gross assets, rather than our net assets (i.e., total assets after deduction of any liabilities, including borrowings) means that our base management fee as a percentage of net assets attributable to common stock will increase when we utilize leverage.

(5)	The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued by us during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

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

(6)	We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The 6.0% figure in the table includes all expected borrowing costs that we expect to incur over the next twelve months in connection Encina Credit Facility. The costs associated with our outstanding borrowings are indirectly borne by our stockholders. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. In addition, all of the commitment fees, interest expense, amortized financing costs of our Credit Facility, SBA debentures and the 6.25% 2027 Notes, the 7.25% 2025 Notes, 7.75% 2025 Notes, the 4.375% 2026 Notes and the 4.35% 2027 Notes, fees and expenses of issuing and servicing any other borrowings or leverage that we expect to incur during the next twelve months are included in the table and expense example presentation below. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our independent directors, approved of the Company becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. See “Business Development Company Regulations and “Risk Factors—Risks Related to Our Business and Structure—Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.”

(7)	“Other expenses” are based on estimated amounts for the current fiscal year and include our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Saratoga Investment Advisors in performing its obligations under the administration agreement. See “Administration Agreement.”

(8)	This figure includes all of the fees and expenses of our wholly-owned subsidiaries, Saratoga Investment Corp SBIC LP, Saratoga Investment Corp SBIC II LP, Saratoga Investment Funding LLC and Saratoga Investment Funding II LLC, except SLF JV. As SLF JV is structured as a private joint venture, with control and management shared equally between us and TJHA, no management fees are paid by SLF JV. Furthermore, this table reflects all of the fees and expenses borne by us with respect to our investment in Saratoga CLO.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical $1,000 investment in our common stock, assuming an asset coverage ratio of 209.3% (the Company’s actual asset coverage as of February 28, 2022) and total annual expenses of 13.8% of net assets attributable to common stock as set forth in the fees and expenses table above, and (x) a 5.0% annual return resulting entirely from net realized capital gains (none of which is subject to the incentive fee) and (y) a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to the incentive fee based on capital gains). Transaction expenses are included in the following example. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including cost of debt, if any, and other expenses) may be greater or less than those shown.

	1 Year	3 Years	5 years	10 years
Assuming a 5% annual return on portfolio resulting entirely from net realized capital gains (none of which is subject to the capital gains incentive fee)(1)	$141	$404	$779	$1,773
Assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to incentive fee based on capital gains)(2)	$151	$476	$834	$1,899

(1)	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.

(2)	Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and therefore subject to the incentive fee based on capital gains. Because our investment strategy involves investments that generate primarily current income, we believe that a 5% annual return resulting entirely from net realized capital gains is unlikely.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Both examples assume that the 5% annual return will be generated entirely through net realized capital gains and, as a result, will trigger the payment of the capital gains portion of the incentive fee under the investment advisory agreement. Any potential income portion of the incentive fee under the investment advisory agreement is not included in the example. If we achieve sufficient returns on our investments, including through net realized capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from net asset value.

Sales of unregistered securities

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of February 28, 2022, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

At February 28, 2022, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At February 28, 2022, the total 6.25% 2027 Notes outstanding was $15.0 million.

Issuer purchases of equity securities

During the year ended February 28, 2022 and February 28, 2021, we purchased 99,623 and 190,321 shares, respectfully of our common stock in the open market. We did not make any purchases of our common stock in the open market during the year ended February 29, 2020.

The following table summarizes the purchased common stock on a month to month basis for the year ended February 28, 2022:

Period	Quantity
March 1, 2021 through March 31, 2021	-
April 1, 2021 through April 30, 2021	-
May 1, 2021 through May 31, 2021	40,000
June 1, 2021 through June 30, 2021	9,623
July 1, 2021 through July 31, 2021	-
August 1, 2021 through August 31, 2021	-
September 1, 2021 through September 31, 2021	-
November 1, 2021 through November 30, 2021	-
December 1, 2021 through December 31, 2021	-
January 1, 2022 through January 31, 2022	43,132
February 1, 2022 through February 28, 2022	6,868
Total	99,623

[ITEM 6. - Reserved]

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results and continued impact of the coronavirus (“COVID-19”) pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current COVID-19 pandemic and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility, including the decommissioning of LIBOR, on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.2 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. The Company has received an investment grade private rating of “BBB” from Egan-Jones Ratings Company, an independent, unaffiliated rating agency. As of February 28, 2022, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of February 28, 2022, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As February 28, 2022, the Company sold 4,840,361 shares for gross proceeds of $123.9 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended February 28, 2022, the Company sold 392,826 shares for gross proceeds of $11.5 million at an average price of $29.31 for aggregate net proceeds of $11.4 million (net of transaction cost). During the year ended February 28, 2022, the Company sold 918,343 shares for gross proceeds of $26.8 million at an average price of $29.22 for aggregate net proceeds of $26.6 million (net of transaction cost).

On January 19, 2022, the Company issued $75.0 million aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Note at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of February 28, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $13.1 million and $1.9 million, respectively; and membership interest of $13.1 million and $1.9 million, respectively.

For the period from October 26, 2021, through February 28, 2022, the Company earned approximately $0.1 million of interest income related to SLF JV, which is included in interest income. As of February 28, 2022, approximately $0.1 million of interest income related to SLF JV was included in interest receivable.

SLF JV’s investment in SLF 2021 is in the form of an unsecured loan. The unsecured note will pay a floating rate of SOFR plus 7.00% per annum and is due and payable in full on June 9, 2023. As of February 28, 2022, SLF JV’s investment in SLF 2021 had an aggregate fair value of approximately $28.7 million.

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. SLF JV is not a wholly-owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

COVID-19

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Critical Accounting Policies and Estimates

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions affecting amounts reported in the Company’s consolidated financial statements. We have identified investment valuation, revenue recognition and the recognition of capital gains incentive fee expense as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies and estimates follows.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO and the Class F-2-R-3 Note tranche of the Saratoga CLO every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in September 2022.

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

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Note at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

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

Portfolio and investment activity

Investment Portfolio Overview

	February 28, 2022	February 28, 2021	February 29, 2020
	($ in millions)
Number of investments(1)	94	81	74
Number of portfolio companies(2)	45	40	35
Average investment per portfolio company(2)	$17.3	$12.6	$12.9
Average investment size(1)	$8.4	$6.5	$6.3
Weighted average maturity(3)	2.9 yrs	3.2 yrs	3.1 yrs
Number of industries	38	31	28
Non-performing or delinquent investments (fair value)	$-	$2.1	$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$16.9(2.5)%	$23.3(4.8)%	$29.7(6.8)%
Fixed rate debt (weighted average current coupon)(3)	10.0%	9.8%	9.3%
Floating rate debt (% of interest earning portfolio)(3)	$671.2(97.5)%	$462.6(95.2)%	$404.4(93.2)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.1%	7.4%	8.0%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	At February 28, 2022, excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV. At February 28, 2021, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-3 Notes tranches of Saratoga CLO. At February 29, 2020, excludes our investment in the subordinated notes of Saratoga CLO, Class F-R-2 Notes and Class G-R-2 Notes tranches of Saratoga CLO and loan to Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in Saratoga JV.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

During the fiscal year ended February 28, 2022, we invested $458.1 million in new or existing portfolio companies and had

$226.9 million in aggregate amount of exits and repayments resulting in net investments of $231.1 million for the year.

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

Portfolio Composition

Our portfolio composition at February 28, 2022, February 28, 2021 and February 29, 2020 at fair value was as follows:

	February 28, 2022		February 28, 2021		February 29, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	77.3%	8.3%	79.5%	9.5%	71.3%	9.6%
Second lien term loans	5.4	11.1	4.4	12.3	15.1	10.7
Unsecured loans	1.9	9.7	0.4	-	0.9	9.3
Structured finance securities	4.7	10.5	9.0	11.6	6.7	11.4
Equity interests	10.7	-	6.7	-	6.0	-
Total	100.0%	7.7%	100.0%	9.1%	100.0%	9.3%

At February 28, 2022, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $28.7 million and constituted 3.5% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2022 and February 28, 2021, was composed of $660.2 million and $603.7 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 28, 2022, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, that only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2022, $630.3 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. At February 28, 2021, $584.6 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and four Saratoga CLO portfolio investment were in default with a fair value of $0.8 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 28, 2022 and February 28, 2021 was as follows:

Saratoga Investment Corp.

	February 28, 2022		February 28, 2021
	Investments	Percentage	Investments	Percentage
	at	of Total	at	of Total
Color Score	Fair Value	Portfolio	Fair Value	Portfolio
	($ in thousands)
Green	$690,672	84.5%	$453,297	81.8%
Yellow	10,593	1.3	32,559	5.9
Red	-	0.0	-	0.0
N/A(1)	116,302	14.2	68,457	12.3
Total	$817,567	100.0%	$554,313	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $1.2 million as of February 28, 2021 to $0.0 million as of February 28, 2022 was primarily related to the write-off of the interest accruals related to My Alarm Center, LLC, that we deemed non-recoverable, as well as the release of the reserve for our Taco Mac investment that has gone back on accrual. As of February 28, 2022, there are no non-accrual investments.

The CMR distribution of Saratoga CLO investments at February 28, 2022 and February 29, 2021 was as follows:

Saratoga CLO

	February 28, 2022		February 28, 2021
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$595,324	93.2%	$514,183	86.8%
Yellow	34,983	5.5	70,415	11.9
Red	8,622	1.3	6,921	1.2
N/A(1)	34	0.0	501	0.1
Total	$638,963	100.0%	$592,020	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2022 and February 28, 2021:

Saratoga Investment Corp.

	February 28, 2022		February 28, 2021
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$90,126	11.0%	$28,972	5.2%
IT Services	80,804	9.9	73,087	13.2
Structured Finance Securities(1)	38,030	4.7	49,779	9.0
Real Estate Services	53,506	6.6	18,032	3.3
Healthcare Services	42,054	5.1	42,410	7.7
Consumer Services	38,234	4.7	181	0.0
Education Services	35,309	4.3	40,384	7.1
Dental Practice Management Software	35,038	4.3	23,659	4.3
Specialty Food Retailer	34,013	4.2	-	0.0
Education Software	33,656	4.1	88,090	15.9
HVAC Services and Sales	29,976	3.7	14,894	2.7
Marketing Orchestration Software	28,777	3.5	-	0.0
Sports Management	26,654	3.3	25,469	4.6
Investment Fund	25,140	3.1	-	0.0
Financial Services	23,540	2.9	419	0.1
Hospitality/Hotel	19,925	2.4	17,080	3.1
Talent Acquisition Software	19,652	2.4	-	0.0
Mentoring Software	18,321	2.2	-	0.0
Marketing Services	17,327	2.1	17,372	3.1
Payroll Services	17,000	2.1	18,333	3.3
Restaurant	15,686	1.9	2,141	0.4
Insurance Software	10,921	1.3	-	0.0
Non-profit Services	10,039	1.2	5,554	1.0
Employee Collaboration Software	10,000	1.2	-	0.0
Waste Services	9,000	1.1	9,000	1.6
Industrial Products	8,427	1.0	9,047	1.6
Dental Practice Management	8,403	1.0	7,133	1.3
Legal Software	7,425	0.9	-	0.0
Field Service Management	6,981	0.9	4,018	0.7
Financial Services Software	5,940	0.7	-	0.0
Healthcare Supply	5,194	0.6	5,422	1.0
Office Supplies	3,726	0.5	3,610	0.7
Corporate Education Software	3,306	0.4	1,050	0.2
Staffing Services	1,912	0.2	925	0.2
Cyber Security	1,636	0.2	13,174	2.4
Healthcare Products Manufacturing	714	0.1	567	0.1
Consumer Products	693	0.1	475	0.1
Facilities Maintenance	482	0.1	6,193	1.1
Corporate Governance	-	0.0	13,265	2.4
Property Management	-	0.0	14,578	2.6
Total	$817,567	100.0%	$554,313	100.0%

*	Certain reclassifications have been made to previously reported industry groupings to show results on a consistent basis across periods.

(1)	As of February 28, 2022, comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV. As of February 28, 2021, comprised of our investment in the subordinated notes and Class F-R-3 Notes of Saratoga CLO.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2022 and February 28, 2021:

Saratoga CLO

	February 28, 2022		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$123,124	19.4%	$105,326	17.9%
Services: Business	69,491	10.9	55,588	9.4
High Tech Industries	60,048	9.4	50,106	8.5
Healthcare & Pharmaceuticals	43,136	6.9	46,689	7.9
Services: Consumer	41,393	6.5	31,604	5.4
Telecommunications	27,058	4.2	29,878	5.1
Automotive	24,207	3.7	19,159	3.2
Chemicals, Plastics, & Rubber	22,669	3.5	23,302	3.9
Beverage, Food & Tobacco	22,086	3.4	17,998	3.1
Consumer goods: Durable	21,085	3.2	13,143	2.1
Media: Advertising, Printing & Publishing	19,660	3.1	19,826	3.3
Hotel, Gaming & Leisure	16,572	2.6	20,515	3.4
Retail	16,050	2.5	12,880	2.1
Containers, Packaging & Glass	15,253	2.4	18,822	3.2
Aerospace & Defense	14,369	2.2	25,952	4.4
Consumer goods: Non-durable	14,359	2.2	19,343	3.3
Media: Broadcasting & Subscription	11,539	1.8	9,426	1.6
Construction & Building	11,102	1.7	5,362	0.9
Capital Equipment	10,062	1.6	9,961	1.7
Forest Products & Paper	9,367	1.5	6,954	1.2
Media: Diversified & Production	9,203	1.4	6,035	1.0
Utilities: Oil & Gas	8,095	1.3	8,235	1.3
Metals & Mining	6,846	1.1	6,127	1.0
Transportation: Consumer	4,891	0.8	6,183	1.0
Wholesale	4,155	0.7	5,841	1.0
Utilities: Electric	4,026	0.6	4,209	0.7
Transportation: Cargo	3,752	0.6	5,812	1.0
Energy: Electricity	3,660	0.6	4,547	0.8
Environmental Industries	1,550	0.2	989	0.2
Energy: Oil & Gas	155	0.0	2,208	0.4
Total	$638,963	100.0%	$592,020	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2022 and February 28, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 28, 2022		February 28, 2021
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$257,199	31.5%	$167,397	30.2%
West	183,643	22.5	145,907	26.3
Midwest	160,718	19.7	110,125	19.9
Northeast	85,414	10.4	7,314	1.3
Southwest	62,475	7.6	39,334	7.1
Northwest	1,636	0.2	13,174	2.4
Other(1)	66,482	8.1	71,062	12.8
Total	$817,567	100.0%	$554,313	100.0%

(1)	As of February 28, 2022, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments. As of February 28, 2021, comprised of our investments in the subordinated notes, F-R-3 Notes of Saratoga CLO and foreign investments.

Results of operations

Operating results for the fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020 were as follows:

	For the Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
	($ in thousands)
Total investment income	$70,740	$57,650	$58,448
Total operating expenses	50,797	34,537	43,587
Net investment income	19,943	23,113	14,861
Net realized gains (losses) from investments	13,398	(8,704)	42,877
Income tax (provision) benefit from realized gain on investments	(2,886)	(3,895)
Net change in unrealized appreciation (depreciation) on investments	17,020	4,966	(771)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	695	(574)	355
Loss on extinguishment of debt*	(2,434)	(129)	(1,583)
Net increase in net assets resulting from operations	$45,735	$14,777	$55,739

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Investment income

The composition of our investment income for the fiscal years ended February 28, 2022, February 28, 2021 and February 29,
2020 were as follows:

	For the Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
	($ in thousands)
Interest from investments	$58,502	$51,714	$48,047
Interest from cash and cash equivalents	4	14	536
Management fee income	3,263	2,508	2,504
Incentive fee income	-	-	-
Dividend Income*	1,926	158	216
Structuring and advisory fee income	4,308	2,157	5,286
Other income*	2,739	1,099	1,859
Total investment income	$70,740	$57,650	$58,448

*	Certain prior period amounts have been reclassified to conform to current period presentation.

For the fiscal year ended February 28, 2022, total investment income increased $13.1 million, or 22.7%, to $70.7 million for the fiscal year ended February 28, 2022 compared to $57.7 million for the fiscal year ended February 28, 2021. Interest income from investments increased $6.8 million, or 13.1%, to $58.5 million for the year ended February 28, 2022 from $51.7 million for the fiscal year ended February 28, 2021. This reflects an increase of 47.5% in total investments to $817.6 million at February 28, 2022 from $554.3 million at February 28, 2021, offset by (i) the reduction in LIBOR and interest spreads during the same period and (ii) the increase in equity positions that are not interest-bearing. At February 28, 2022, the weighted average current yield on investments was 7.7% compared to 9.1% at February 28, 2021, which offset some of the impact of the increased investments.

For the fiscal year ended February 28, 2021, total investment income decreased $0.8 million, or 1.4% compared to the fiscal year ended February 29, 2020. Interest income from investments increased $3.7 million, or 7.7%, to $51.7 million for the year ended February 28, 2021 from $48.0 million for the fiscal year ended February 29, 2020. This reflects an increase of 14.1% in total investments to $554.3 million at February 28, 2021 from $485.6 million at February 29, 2020. At February 28, 2021, the weighted average current yield on investments was 9.1% compared to 9.3% at February 29, 2020, which offset some of the interest income increase.

For the fiscal year ended February 28, 2022 and February 28, 2021, total PIK income was $1.5 million and $2.6 million, respectively. This decrease was primarily due to the repayment of debt securities which elected to pay a portion of their interest in PIK and the change in PIK interest of investments that were restored from non-accrual to accrual status over the past two years.

For the fiscal year ended February 28, 2021 and February 29, 2020, total PIK income was $2.6 million and $4.5 million, respectively. This decrease was primarily due to our sale in Easy Ice, LLC, which primarily generated PIK interest income. The Company sold its interest in Easy Ice, LLC during the end of the year ended February 29, 2020.

For the fiscal year ended February 28, 2022, February 28, 2021 and February 29, 2020, total dividend income was $1.9 million, $0.1 million and $0.2 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the increase primarily reflects dividend income received on various preferred equity investments.

For the fiscal year ended February 28, 2022, February 28, 2021 and February 29, 2020, total structuring and advisory fee income was $4.3 million, $2.2 million and $5.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments, with the increase primarily reflecting the increased originations during the period.

For the fiscal year ended February 28, 2022, February 28, 2021 and February 29, 2020, other income was $2.7 million, $1.1 million and $1.9 million, respectively. Other income primarily includes prepayment income fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 were as follows:

	For the Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
	($ in thousands)
Interest and debt financing expenses	$19,880	$13,587	$14,683
Base management fees	11,902	9,098	8,099
Incentive management fees	11,794	4,904	14,164
Professional fees	1,378	1,706	1,684
Administrator expenses	2,906	2,546	2,131
Insurance	349	285	260
Directors fees and expenses	336	290	278
General and administrative and other expenses	1,662	1,428	1,326
Income tax benefit	(40)	1	962
Excise tax expense (credit)	630	692	-
Total operating expenses	$50,797	$34,537	$43,587

For the year ended February 28, 2022, total operating expenses increased $16.3 million, or 47.2%, to $50.8 million for the year ended February 28, 2022 compared to $34.5 million for the year ended February 28, 2021. For the year ended February 28, 2021, total operating expenses decreased $9.0 million, or 20.8%, to $34.5 million for the year ended February 28, 2021 compared to $43.6 million for the year ended February 29, 2020.

For the year ended February 28, 2022, interest and debt financing expenses increased $16.3 million, or 47.2% compared to the year ended February 28, 2021. The increase is primarily attributable to total average outstanding debt increasing from $264.2 million for the year ended February 28, 2021 to $417.4 million for the year ended February 28, 2022. For the year ended February 28, 2022, the weighted average interest rate on our outstanding indebtedness was 4.15% compared to 4.46% for the year ended February 28, 2021. The decrease in weighted average interest rate and increase in average outstanding debt was primarily due to the issuance of the lower-cost 2026 and 2027 Notes and the repayment of the higher-cost 2025 Notes, and the issuance of new SBA debentures that carry a lower interest rate. The average outstanding borrowings of the 2025 Notes decreased $30.7 million from $60.0 for the year ended February 28, 2021 to $29.6 million for the year ended February 28, 2022. At February 28, 2022 and February 28, 2021, the SBA debentures represented 36.2% and 56.2% of overall debt, respectively.

For the years ended February 28, 2021 and February 29, 2020, the decrease in interest and debt financing expenses is primarily attributable to a decrease in total outstanding debt. The decrease is primarily attributable to a decrease in average outstanding debt from $273.8 million for the year ended February 29, 2020 to $264.2 million for the year ended February 28, 2021. For the year ended February 28, 2021, the weighted average interest rate on our outstanding indebtedness was 4.46% compared to the 4.71% for the year ended February 29, 2020. The decrease in weighted average interest rate was primarily driven by the issuance of new SBA debentures that carry a lower interest rate. At February 28, 2021 and February 29, 2020, the SBA debentures represented 56.2% and 71.4% of overall debt, respectively.

For the year ended February 28, 2022, base management fees increased $2.8 million, or 30.8% compared to the fiscal year ended February 28, 2021. The increase in base management fees results from the 30.8% increase in the average value of our total assets, less cash and cash equivalents, from $519.9 million as of February 28, 2021 to $680.1 million as of February 28, 2022.

For the year ended February 28, 2021, base management fees increased $1.0 million, or 12.3% compared to the fiscal year ended February 29, 2020. The increase in base management fees results from the 12.3% increase in the average value of our total assets, less cash and cash equivalents, from $462.8 million as of February 29, 2020 to $519.9 million as of February 28, 2021.

For the year ended February 28, 2022, incentive management fees increased $6.9 million, or 141.7% compared to the fiscal year ended February 28, 2021. The first part of the incentive management fees increased this year from $5.4 million for the year ended February 28, 2021 to $6.4 million for the year ended February 28, 2022, reflecting the increased operating performance during this period. The incentive management fees related to capital gains increased from $(0.5) million benefit for the fiscal year ended February 28, 2021 to $5.5 million expense for the fiscal year ended February 28, 2022, reflecting the incentive fee expense on net realized gains and net unrealized appreciation this quarter across numerous investments.

For the year ended February 28, 2021, incentive management fees decreased $9.3 million, or 65.4% compared to the fiscal year ended February 29, 2020. The first part of the incentive management fees decreased this year from $5.8 million for the year ended February 29, 2020 to $5.4 million for the year ended February 28, 2021, as higher average net equity during this period resulted in an increase to the net investment income hurdle rate pursuant to the Management Agreement. The incentive management fees related to capital gains decreased from $8.4 million expense for the fiscal year ended February 29, 2020 to $(0.5) million benefit for the fiscal year ended February 28, 2021, reflecting a reversal of incentive fee accrual due to an increase in unrealized depreciation on investments during the year ended February 28, 2021.

For the year ended February 28, 2022, professional fees decreased $0.3 million, or 19.2% compared to the fiscal year ended February 28, 2021. This decrease primarily reflects optimization across accounting, legal and consulting fees in connection with an increase in our assets and the Company bringing certain services in-house.

For the year ended February 28, 2021, professional fees increased $0.02 million, or 1.3% compared to the fiscal year ended February 29, 2020. This increase primarily relates to increased legal and accounting fees this year, as investment activities continue to grow.

For the year ended February 28, 2022, administrator expenses increased $0.4 million, or 14.2% compared to the fiscal year ended February 28, 2021, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from

$2.775 million to $3.0 million, effective August 1, 2021.

For the year ended February 28, 2021, administrator expenses increased $0.4 million, or 19.5% compared to the fiscal year ended February 29, 2020, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $2.225 million to $2.775 million, effective August 1, 2020.

For the fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020, the average borrowings outstanding under the Credit Facilities was approximately $8.7 million, $1.8 million and $0.6 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facilities was 5.22%, 0.17% and 6.66%, respectively.

For the fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020, the average borrowings outstanding of SBA debentures was $180.4 million, $169.3 million and $150.0 million, respectively. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.60%, 3.25% and 3.23%, respectively.

During the year ended February 28, 2021, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was 60.0 million. On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes.

During the year ended February 28, 2022 and February 28, 2021, the average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $43.1 million, respectively.

During the year ended February 28, 2022 and February 28, 2021, the average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $5.0 million, respectively.

During the year ended February 28, 2022 and February 28, 2021, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $7.0 million, respectively.

During the year ended February 28, 2022 and February 28, 2021, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $130.4 million and $0.0 million, respectively.

During the year ended February 28, 2022 and February 28, 2021, the average dollar amount of our 4.35% fixed-rate 2027 Notes outstanding was $8.4 million and $0.0 million, respectively.

As discussed above, during the fourth quarter of 2020 fiscal year, the Company redeemed $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes. During the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the average dollar amount of our 6.75% fixed-rate 2023 Notes outstanding was $0.0 million, $0.0 million and $63.2 million, respectively.

As discussed above, during the first quarter of 2022 fiscal year, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 2025 Notes. During the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $29.6 million, $60.0 million and $60.0 million, respectively.

For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recognized income tax expense (benefit) of ($0.04) million, $0.0 million and $1.0 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers.

For the year ended February 28, 2022, we accrued excise taxes of $0.6 million on undistributed taxable income as of December 31, 2021. For the year ended February 28, 2021, we accrued excise taxes of $0.7 million on undistributed taxable income as of December 31, 2020.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 28, 2022, the Company had $226.9 million of sales, repayments, exits or restructurings resulting in $13.4 million of net realized loss. The most significant realized gains and losses during the year ended February 28, 2022 were as follows (dollars in thousands):

Fiscal year ended February 28, 2022

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
GreyHeller LLC	Equity Interests	$8,178	$850	$7,328
Lexipol, LLC	Equity Interests	10,792	10,792	-
My Alarm Center, LLC	Equity Interests	-	4,867	(4,867)
Passageways, Inc.	Equity Interests	7,440	1,000	6,476
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	Structured Finance Securities	8,360	8,500	(140)
Texas Teachers of Tomorrow, LLC	Equity Interests	3,339	750	2,589
V Rental Holdings LLC	Equity Interests	2,345	366	1,979

The $7.3 million of net realized gains was from the sales of the equity position in the Company’s GreyHeller LLC investment.

The $0.1 million of net realized loss was from the sales of the equity position in Lexipol, LLC.

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

For the fiscal year ended February 28, 2021, the Company had $130.3 million of sales, repayments, exits or restructurings resulting in $8.7 million of net realized loss. The most significant realized gains and losses during the year ended February 28, 2021 were as follows (dollars in thousands):

Fiscal year ended February 28, 2021

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Elyria Foundry Company, L.L.C	Equity Interests	$959	$9,685	$(8,726)

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

For the fiscal year ended February 29, 2020, the Company had $167.3 million of sales, repayments, exits or restructurings resulting in $42.9 million of net realized gains. The most significant realized gains and losses during the year ended February 29, 2020 were as follows (dollars in thousands):

Fiscal year ended February 29, 2020

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Easy Ice, LLC	Equity Interests	$41,928	$10,703	$31,225
Censis Technologies, Inc.	Equity Interests	12,280	999	11,281

The $31.2 million and $11.3 million of net realized gains was from the sales of the equity position in Easy Ice, LLC and Censis Technologies, Inc., respectively.

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 28, 2022, our investments had a net change in unrealized appreciation of $17.0 million versus a net change in unrealized appreciation of $5.0 million for the year ended February 28, 2021. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2022, were the following (dollars in thousands):

Fiscal year ended February 28, 2022

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
ArbiterSports, LLC	First Term Lien Loan	26,846	26,654	(192)	1,140
Artemis Wax	First Term Lien Loan & Equity Interests	36,774	38,234	1,460	1,460
C2 Educational Systems	First Term Lien Loan & Equity Interests	18,985	18,820	(165)	2,334
Destiny Solutions Inc.	First Term Lien Loan & Equity Interests	3,969	7,632	3,663	2,636
GreyHeller LLC	First Term Lien Loan & Equity Interests	1,636	1,636	-	(3,103)
My Alarm Center, LLC	Equity Interests	-	-	-	4,686
Netreo Holdings, LLC	First Term Lien Loan & Equity Interests	27,160	37,804	10,644	5,056
Passageways, Inc.	First Term Lien Loan & Equity Interests	-	-	-	(2,311)
PDDS	First Term Lien Loan & Equity Interests	29,944	35,038	5,094	4,270
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	41,648	38,030	(3,618)	(1,675)
Saratoga Senior Loan Fund I JV, LLC	Unsecured & Equity Interest	26,250	25,141	(1,109)	(1,109)
SCHOOX INVESTMENTS LLC	Equity Interests	476	3,306	2,830	2,830
TG Pressure Washing Holdings	First Term Lien Loan & Equity Interests	488	482	(6)	1,060
Village Realty Holdings LLC	First Term Lien Loan & Equity Interests	-	-	-	(2,183)
Vector Controls	First Term Lien Loan & Equity Interests	5,008	8,427	3,419	1,393

The $1.1 million net change in unrealized appreciation in our investment in ArbiterSports, LLC was driven by improved financial performance.

The $1.5 million net change in unrealized appreciation in our investment in Artemis Wax was driven by improved financial performance.

The $2.3 million net change in unrealized appreciation in our investment in C2 Education Systems was driven by improved financial performance.

The $2.6 million net change in unrealized appreciation in our investment in Destiny Solutions Inc. was driven by growth and overall strong financial performance.

The $3.1 million net change in unrealized depreciation in our investment in GreyHeller LLC. was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $4.7 million net change in unrealized appreciation in our investment in My Alarm Center, LLC was driven by the reversal of previously recognized unrealized depreciation reclassified to realized losses.

The $5.1 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by growth and improved financial performance.

The $2.3 million net change in unrealized depreciation in our investment in Passageways, Inc. was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $4.3 million net change in unrealized appreciation in our investment in PDDS Buyer, LLC was driven by overall strong company performance.

The $1.7 million net change in unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1 Ltd. was driven by the increase in discount rates, impact of LIBOR changes and overall market conditions.

The $1.1 million net change in unrealized depreciation in our investment in Saratoga Senior Loan Fund I JV, LLC was driven by market volatility of the underlying investments of the fund.

The $2.8 million net change in unrealized appreciation in our investment in Schoox, Inc. was driven by overall strong company performance.

The $1.1 million net change in unrealized appreciation in our investment in Top Gun Pressure Washing, LLC was driven by growth, improved financial performance, and a reduced leverage profile.

The $2.2 million net change in unrealized depreciation in our investment in Village Realty Holdings, LLC was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $1.4 million net change in unrealized appreciation in our investment in Vector Controls. was driven by growth and overall strong financial performance.

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recorded a net increase in net assets resulting from operations of $45.7 million, $14.8 million and $55.7 million, respectively. Based on 11,456,631 weighted average common shares outstanding as of February 28, 2022, our per share net increase in net assets resulting from operations was $3.99 for the fiscal year ended February 28, 2022. This compares to a per share net increase in net assets resulting from operations of $1.32 for the fiscal year ended February 28, 2021 (based on 11,188,629 weighted average common shares outstanding as of February 28, 2021), and a per share net increase in net assets resulting from operations of $5.98 for the fiscal year ended February 29, 2020 (based on 9,319,192 weighted average common shares outstanding as of February 29, 2020).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle market companies, interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, the Encina Credit Facility future borrowings and future offerings of securities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 209.2% as of February 28, 2022 and 347.1% as of February 28, 2021. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of February 28, 2022, we had $12.5 million outstanding borrowings under the Credit Facility and $185.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2021, we had no outstanding borrowings under the Credit Facility and $158.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 28,2022 and February 28, 2021 was $50.0 million and $38.9 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 209.2% as of February 28, 2022 and 347.1% as of February 28, 2021.

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

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

As of February 28, 2022, our SBIC LP subsidiary had $75.0 million in regulatory capital and $86.0 million SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $87.5 million in regulatory capital and $99.0 million SBA-guaranteed debentures outstanding.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. Interest on the 6.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning November 30, 2018. The 6.25% 2025 Notes mature on August 31, 2025 and commencing August 28, 2021, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. The 6.25% 2025 Notes are no longer listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per share.

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

At February 28, 2022, the total 7.25% 2025 Notes outstanding was $43.1 million.

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

At February 28, 2022, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At February 28, 2022, the total 6.25% 2025 Notes outstanding was $15.0 million.

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

At February 28, 2022 the total 4.375% Notes outstanding was $175.0 million.

On January 19, 2022, the Company issued $75.0 million aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

At February 28, 2022 the total 4.35% Notes outstanding was $75.0 million.

At February 28, 2022 and February 28, 2021, the fair value of total cash and cash equivalents, cash and cash equivalents in reserve accounts and total investments by major category are as follows:

	February 28, 2022		February 28, 2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$47,258	5.4%	$18,828	3.2%
Cash and cash equivalents, reserve accounts	5,613	0.6	11,087	1.9
First lien term loans	631,573	72.6	440,456	75.4
Second lien term loans	44,385	5.1	24,930	4.3
Structured finance securities	38,030	4.4	49,779	8.5
Unsecured loan	15,931	1.8	2,141	0.4
Equity interests	87,648	10.1	37,007	6.3
Total	$870,438	100.0%	$584,228	100.0%

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of February 28, 2022, the Company sold 4,840,361 shares for gross proceeds of $123.9 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended February 28, 2022, the Company sold 392,826 shares for gross proceeds of $11.5 million at an average price of $29.31 for aggregate net proceeds of $11.4 million (net of transaction cost). During the year ended February 28, 2022, the Company sold 918,343 shares for gross proceeds of $26.8 million at an average price of $29.22 for aggregate net proceeds of $26.6 million (net of transaction cost).

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Share Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged. As of February 28, 2022, the Company purchased 508,435 shares of common stock, at the average price of $19.35 for approximately $9.8 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2022 the Company purchased 50,00 shares of common stock, at the average price $25.86 for approximately $1.3 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2022 the Company purchased 99,623 shares of common stock, at the average price $25.55 for approximately $2.5 million pursuant to the Share Repurchase Plan.

On February 24, 2022, the Company declared a dividend of $0.53 per share payable on March 28, 2022, to common stockholders of record on March 14, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

On November 30, 2021, the Company declared a dividend of $0.53 per share payable on January 19, 2022, to common stockholders of record on January 4, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

On August 26, 2021, the Company declared a dividend of $0.52 per share payable on September 28, 2021, to common stockholders of record on September 14, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

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

Subsequent Events:

On April 27, 2022, we issued $87.5 million in aggregate principal amount of 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.5 million after deducting underwriting commissions of $2.7 million and offering costs of approximately $0.3 million. The issuance included the underwriters’ option to purchase an additional $12.5 million aggregate principal amount of 6.00% 2027 Notes within 30 days. The 6.00% 2027 Notes will be listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per share. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year, beginning August 31, 2022. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. We may use the net proceeds from this offering to redeem all of the outstanding 7.25% fixed-rate notes due 2025, which are callable by the Company commencing June 24, 2022.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$12,500	$-	$12,500	$-	$-
SBA debentures	185,000	-	15,000	24,660	145,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000		-	175,000	-
4.35% 2027 Notes	75,000			75,000
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$510,625	$-	$27,500	$322,785	$160,340

Off-balance sheet arrangements

At February 28, 2022 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $88.4 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2022 and February 28, 2021 is shown in the table below (dollars in thousands):

	February 28, 2022	February 28, 2021
At Company’s discretion
Artemin Wax	$3,700	$-
Ascend Software LLC	5,000	-
Axero Holdings	3,000	-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	-	630
Davisware	2,000	-
GreyHeller LLC	-	15,000
LFR Chicken LLC	10,000	-
Netreo Holdings, LLC	4,000	10,000
Omatic Software, LLC	-	-
Passageways, Inc.	-	5,000
Pepper Palace	3,000	-
Procrement Partners	2,800	-
Saratoga Senior Loan Fund I JV LLC	17,500	-
Sceptre Hospitality Resources	1,000	-
Top Gun Pressure Washing, LLC	-	3,175
Village Realty Holdings LLC	-	10,000
Total	54,000	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software LLC	6,500	-
Axero Holdings	2,000	-
Axero Holdings - Revolver	500	-
Davisware, LLC	1,000	-
GDS Holdings US, Inc.	2,786	-
GoReact	2,500	2,000
Granite Comfort, LP	-	-
HemaTerra Holding Company, LLC	-	2,000
LFR Chicken LLC	3,000	-
Madison Logic - Revolver	1,084	-
New England Dental Partners	4,500	6,000
Passageways, Inc.	-	2,000
Pepper Palace - DDTL	2,000	-
Pepper Palace - Revolver	2,500	-
Procurement Partners, LLC	-	1,000
Zollege	1,000	-
	29,370	13,000
Total	$83,370	$58,805

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2022, the Company had cash and cash equivalents of $47.3 million and $37.5 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our revolving credit facility. In addition, substantially all of our assets and our Encina Credit Facility have LIBOR transition language to include the use of an acceptable replacement rate, such as SOFR. At February 28, 2022, we had $498.1 million of borrowings outstanding. There were $12.5 million borrowings outstanding under the revolving credit facility as of February 28, 2022.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2022 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $2.5 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.03 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 28, 2022.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(47)	$-	$(47)	$(0.00)
-50	(47)	-	(47)	(0.00)
-25	(23)	-	(23)	(0.00)
25	115	-	115	0.01
50	230	-	230	0.02
100	2,459	(43)	2,416	0.21
200	8,524	(168)	8,356	0.73
300	15,326	(293)	15,033	1.31
400	22,128	(418)	21,710	1.89

The table above assumes no defaults or prepayments by portfolio companies over the next twelve months. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facility, with an increase (decrease) in the debt outstanding under the Encina Credit Facility resulting in an (increase) decrease in the hypothetical interest expense.

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2022.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director and Executive Officer Information

Directors and Executive Officers

The following table sets forth the names, ages and positions held by each of our directors, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that led to the conclusion that each individual should serve as a director.

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	62	Chairman of the Board, Chief Executive Officer and President	2010	2024
Henri J. Steenkamp	46	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2020	2023
Independent Directors
Steven M. Looney	72	Director	2007	2022
Charles S. Whitman III	80	Director	2007	2022
G. Cabell Williams	68	Director	2007	2023

Christian L. Oberbeck— Mr. Oberbeck has over 36 years of experience in leveraged finance, including acquisition financing, distressed investing, and private equity, and has been involved in originating, structuring, negotiating, consummating, managing, operating, and monitoring minority and control investments in a broad array of businesses. Mr. Oberbeck is the Founder and Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and has served as the Chairman of the Board, Chief Executive Officer, and President of the Company since 2010. Mr. Oberbeck is also the Managing Partner of Saratoga Partners, a middle market private equity investment firm. Prior to assuming full management responsibility for Saratoga Partners in 2008, Mr. Oberbeck had co-managed Saratoga Partners since 1995. Mr. Oberbeck joined Dillon Read and Saratoga Partners from Castle Harlan, Inc., a corporate buyout firm which he had joined at its founding in 1987 and was a Managing Director, leading successful investments in manufacturing and financial services companies. Prior to that, he worked in the Corporate Development Group of Arthur Young and in corporate finance at Blyth Eastman Paine Webber. Mr. Oberbeck has been a director of numerous middle market companies. Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

Steven M. Looney — Mr. Looney has served as member of our Board since 2007. Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a strategic advisory firm specializing in change management and revenue enhancement for middle market enterprises, is a Director and Audit Chair of ICG Loan Funding Ltd., an investment company specializing in corporate debt, and is a CPA and an attorney. Mr. Looney has served as a consultant and director to numerous companies in the healthcare, manufacturing and services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney is a trustee of Excellent Education for Everyone, a nonprofit organization and founder of its affiliate, Education Moms. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. He began his career at the United States Securities and Exchange Commission. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co., as Chief Financial and Administrative Officer of WH Industries and as General Counsel and Chief Compliance Officer of A.G. Becker-Warburg Paribas Becker, as well as his financial, accounting and legal expertise.

Charles S. Whitman III—Mr. Whitman has served as member of our Board since 2007. Mr. Whitman is senior counsel (retired) at Davis Polk & Wardwell LLP. Mr. Whitman was a partner in Davis Polk’s Corporate Department for 28 years, representing clients in a broad range of corporate finance matters, including shelf registrations, securities compliance for financial institutions, foreign asset privatizations, and mergers and acquisitions. From 1971 to 1973, Mr. Whitman served as Executive Assistant to three successive Chairmen of the SEC. Mr. Whitman graduated from Harvard College and graduated magna cum laude from Harvard Law School with a LL.B. Mr. Whitman also received an LL.M. from Cambridge University in England. Mr. Whitman’s qualifications as director include his 28 years of experience representing clients, including AT&T, Exxon Mobil, General Motors and BP, in securities matters as a partner in Davis Polk’s corporate department.

Henri J. Steenkamp— Mr. Steenkamp has served as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of the Company since 2014, and as a director of the Company since 2020. Mr. Steenkamp has served as Treasurer and Secretary of Saratoga Investment Advisors LLC, the Company’s investment adviser, since 2014. Mr. Steenkamp has also served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013. Before joining MF Global, Mr. Steenkamp spent eight years with PricewaterhouseCoopers (“PwC”), including four years in Transaction Services in its New York office, managing a variety of capital-raising transactions on a global basis. His focus was also on the SEC registration and public company filing process, including technical accounting. He spent four years with PwC in South Africa, where he served as an auditor primarily for SEC registrants and assisted South African companies as they went public in the U.S. Mr. Steenkamp is a chartered accountant and holds an honors degree in Finance. Mr. Steenkamp’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

G. Cabell Williams— Mr. Williams has served as member of our Board since 2007. Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. Mr. Williams is a Partner, Senior Manager and Director of Farragut Capital Partners, which is a Mezzanine Fund based out of Chevy Chase, Maryland. Since 2011, Mr. Williams has also served as a partner of Farragut Capital Partners, an investment firm based in Fairfax, VA. In 2004, Mr. Williams concluded a 23-year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, CIO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the board of directors of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, CIO and Managing Director.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2022:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$-	$-
Henri J. Steenkamp(1)	-	-
Independent Directors
Steven M. Looney	$114,500	$114,500
Charles S. Whitman III	109,500	109,500
G. Cabell Williams	109,500	109,500

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year ended February 28, 2022 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 4, 2022, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 12,124,175 shares of common stock outstanding as of May 4, 2022. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,529,307	(1)	12.6%
Henri J. Steenkamp	22,841		*
Independent Directors
Steven M. Looney	2,508		*
Charles S. Whitman III	3,737		*
G. Cabell Williams	75,499		*
All Directors as a Group	1,633,892		13.5%
Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	978,398		8.1%
Elizabeth Oberbeck(3)	549,183		4.5%
Thomas V. Inglesby	355,236		2.9%
Michael J. Grisius	167,216		1.4%

*	Less than 1.0%

Mr. Oberbeck, Mr. Grisius and Mr. Inglesby are affiliates who make up 16.9% of the ownership of SAR.

(1)	Includes 705,784 shares of common stock directly held by Mr. Oberbeck, 217,774 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 55,378 shares of common stock directly held by Mr. Oberbeck’s children, for which Mr. Oberbeck retains the voting rights, 1,187 shares of common stock directly held by Mr. Oberbeck’s wife, for which Mr. Oberbeck retains the voting rights, and 549,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.

(2)	Based on information included in Amendment No. 10 to Schedule 13G filed by Black Diamond Capital Management, L.L.C. with the SEC on February 14, 2022. The address of Black Diamond Capital Management, L.L.C. 2187 Atlantic Street, 9th floor, Stamford, CT 06902

(3)	Based on information included in Amendment No. 2 to Schedule 13D filed on January 16, 2020, which amends and supplements the statements on Schedule 13D originally filed with the Securities and Exchange filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2022 and February 28, 2021, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2022	Fiscal Year Ended February 28, 2021
Audit Fees	$513,000	$525,000
Tax Fees	44,000	42,800
Total Fees	$557,000	$567,800

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended February 28, 2022	Fiscal Year Ended February 28, 2021
CLO Audit Fees	$-	$-
Tax Services for Company’s Subsidiaries	-	-
All Other Fees	89,000	29,000
Total Fees	$89,000	$29,000

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

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith: Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2022 and February 28, 2021

Consolidated Statements of Operations for the years ended February 28, 2022, February 28, 2021 and February 28, 2020

Consolidated Schedules of Investments as of February 28, 2022 and February 28, 2021

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2022, February 28, 2021 and

February 29, 2020

Consolidated Statements of Cash Flows for the years ended February 28, 2022, February 28, 2021 and February 29, 2020

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fourth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).

4.7	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.11	Form of 4.375% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.10	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.11	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.12	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.13	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

23.1*	Consent of Ernst & Young LLP for Saratoga Investment Corp.

23.2*	Consent of CohnReznick LLP for Saratoga Investment Corp. CLO 2013-1, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 4, 2022	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive	May 4, 2022
Christian L. Oberbeck	Officer (Principal Executive Officer)

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 4, 2022
Henri J. Steenkamp	Principal Financial Officer), Member of the Board of Directors

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 4, 2022
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 4, 2022
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 4, 2022
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 28, 2022 and February 28, 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2022 and February 28, 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 28, 2022, in conformity with US generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 28, 2022 and February 28, 2021 by correspondence with the portfolio companies, custodians and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter

At February 28, 2022, the fair value of the Company’s investments categorized in Level 3 of the fair value hierarchy (Level 3 investments) totaled $805,551,291. Management determines the fair value of these investments by applying the valuation techniques described in Notes 2 and 3 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of the valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The valuation techniques used by the Company include market comparables, collateral value coverage, discounted cash flows and enterprise value waterfalls. The significant unobservable inputs used to measure fair value include market yields, EBITDA multiples, revenue multiples, net asset value, third-party bid, discount rates, recovery rates and prepayment rates.

Auditing the fair value of the Company’s Level 3 investments was complex and involved auditor judgment, as the valuation techniques selected and the significant unobservable inputs and assumptions used by the Company are highly judgmental and require estimation, and the selection of such techniques, inputs and assumptions has a significant effect on the fair value measurement of such investments.

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

New York, New York

May 4, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 28, 2022	February 28, 2021

ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $654,965,044 and $471,328,212, respectively)	$668,358,516	$469,946,494
Affiliate investments (amortized cost of $46,224,927 and $17,331,707, respectively)	48,234,124	19,367,740
Control investments (amortized cost of $95,058,356 and $61,353,761, respectively)	100,974,715	64,998,481
Total investments at fair value (amortized cost of $796,248,327 and $550,013,680, respectively)	817,567,355	554,312,715
Cash and cash equivalents	47,257,801	18,828,047
Cash and cash equivalents, reserve accounts	5,612,541	11,087,027
Interest receivable (net of reserve of $0 and $1,152,086, respectively)	5,093,561	4,223,630
Due from affiliate (See Note 7)	90,968	2,719,000
Management fee receivable	362,549	34,644
Other assets	254,980	947,315
Total assets	$876,239,755	$592,152,378

LIABILITIES
Revolving credit facility	$12,500,000	$-
Deferred debt financing costs, revolving credit facility	(1,191,115)	(639,982)
SBA debentures payable	185,000,000	158,000,000
Deferred debt financing costs, SBA debentures payable	(4,344,983)	(2,642,622)
6.25% Notes Payable 2025	-	60,000,000
Deferred debt financing costs, 6.25% notes payable 2025	-	(1,675,064)
7.25% Notes Payable 2025	43,125,000	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	(1,078,201)	(1,401,307)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(184,375)	(239,222)
4.375% Notes Payable 2026	175,000,000	-
Premium on 4.375% notes payable 2026	1,086,013	-
Deferred debt financing costs, 4.375% notes payable 2026	(3,395,435)	-
4.35% Notes Payable 2027	75,000,000	-
Discount on 4.35% notes payable 2027	(499,263)	-
Deferred debt financing costs, 4.35% notes payable 2027	(1,722,908)	-
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(416,253)	(476,820)
Base management and incentive fees payable	12,947,025	6,556,674
Deferred tax liability	1,249,015	1,922,664
Accounts payable and accrued expenses	799,058	1,750,266
Current income tax payable	2,820,036	-
Interest and debt fees payable	2,801,621	2,645,784
Directors fees payable	70,000	70,500
Due to manager	263,814	279,065
Excise tax payable	630,183	691,672
Total liabilities	520,459,232	287,966,608

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 12,131,350 and 11,161,416 common shares issued and outstanding, respectively	12,131	11,161
Capital in excess of par value	328,062,246	304,874,957
Total distributable earnings (deficit)	27,706,146	(700,348)
Total net assets	355,780,523	304,185,770
Total liabilities and net assets	$876,239,755	$592,152,378
NET ASSET VALUE PER SHARE	$29.33	$27.25

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 28, 2022	February 28, 2021	February 28, 2020
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$46,369,544	$41,621,899	$36,252,113
Affiliate investments	3,308,471	1,656,263	1,230,578
Control investments	7,345,691	5,848,980	6,175,120
Payment-in-kind interest income:
Non-control/Non-affiliate investments	1,150,695	2,251,499	816,041
Affiliate investments	-	172,626	167,836
Control investments	327,171	162,658	3,405,307
Total interest from investments	58,501,572	51,713,925	48,046,995
Interest from cash and cash equivalents	3,584	14,609	536,053
Management fee income	3,262,591	2,507,626	2,503,804
Dividend Income*	1,925,791	158,045	215,893
Structuring and advisory fee income	4,307,647	2,157,405	5,286,475
Other income*	2,739,372	1,098,646	1,858,971
Total investment income	70,740,557	57,650,256	58,448,191

OPERATING EXPENSES
Interest and debt financing expenses	19,880,693	13,587,201	14,682,611
Base management fees	11,901,729	9,098,495	8,098,995
Incentive management fees expense	11,794,208	4,903,499	14,163,776
Professional fees	1,378,134	1,705,942	1,684,089
Administrator expenses	2,906,250	2,545,833	2,131,250
Insurance	348,671	285,529	259,981
Directors fees and expenses	335,596	290,000	277,500
General & administrative	1,661,932	1,428,293	1,326,457
Income tax expense (benefit)	(39,649)	667	961,995
Excise tax expense (credit)	630,183	691,672	-
Total operating expenses	50,797,747	34,537,131	43,586,654
NET INVESTMENT INCOME	19,942,810	23,113,125	14,861,537

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	6,209,737	22,207	11,651,990
Affiliate investments	7,328,457	(8,726,013)	-
Control investments	(139,867)	-	31,225,165
Net realized gain (loss) from investments	13,398,327	(8,703,806)	42,877,155
Income tax (provision) benefit from realized gain on investments	(2,886,444)	(3,895,354)	-
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	14,775,190	(3,817,921)	3,060,964
Affiliate investments	(26,836)	7,549,096	1,538,572
Control investments	2,271,639	1,235,147	(5,370,450)
Net change in unrealized appreciation (depreciation) on investments	17,019,993	4,966,322	(770,914)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	694,908	(574,634)	354,349
Net realized and unrealized gain (loss) on investments	28,226,784	(8,207,472)	42,460,590
Realized losses on extinguishment of debt	(2,434,410)	(128,617)	(1,583,266)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$45,735,184	$14,777,036	$55,738,861

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$3.99	$1.32	$5.98
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,456,631	11,188,629	9,319,192

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 28, 2022	February 28, 2021	February 28, 2020
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$19,942,810	$23,113,125	$14,861,537
Net realized gain from investments	13,398,327	(8,703,806)	42,877,155
Realized losses on extinguishment of debt	(2,434,410)	(128,617)	(1,583,266)
Income tax (provision) benefit from realized gain on investments	(2,886,444)	(3,895,354)	-
Net change in unrealized appreciation (depreciation) on investments	17,019,993	4,966,322	(770,914)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	694,908	(574,634)	354,349
Net increase in net assets resulting from operations	45,735,184	14,777,036	55,738,861

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(22,033,235)	(13,746,998)	(20,097,580)
Net decrease in net assets from shareholder distributions	(22,033,235)	(13,746,998)	(20,097,580)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	26,835,203	-	85,904,441
Stock dividend distribution	3,875,206	2,481,084	3,096,492
Repurchases of common stock	(2,545,037)	(3,608,459)	-
Repurchase fees	(1,992)	(3,746)	-
Offering costs	(270,576)	-	(1,230,548)
Net increase (decrease) in net assets from capital share transactions	27,892,804	(1,131,121)	87,770,385
Total increase (decrease) in net assets	51,594,753	(101,083)	123,411,666
Net assets at beginning of period	304,185,770	304,286,853	180,875,187
Net assets at end of period	$355,780,523	$304,185,770	$304,286,853

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2022	February 28, 2021	February 28, 2020
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$45,735,184	$14,777,036	$55,738,861
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	349,292	973,606	(3,045,533)
Net accretion of discount on investments	(2,043,088)	(1,390,128)	(1,069,710)
Amortization of deferred debt financing costs	2,164,761	1,372,662	1,340,299
Realized losses on extinguishment of debt	2,434,410	128,617	1,583,266
Income tax expense	21,260	667	961,995
Net realized (gain) loss from investments	(13,398,327)	8,703,806	(42,877,155)
Net change in unrealized (appreciation) depreciation on investments	(17,019,993)	(4,966,322)	770,914
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	(694,908)	574,634	(354,349)
Proceeds from sales and repayments of investments	226,931,104	130,259,061	167,252,601
Purchases of investments	(458,073,629)	(202,260,764)	(204,643,371)
(Increase) decrease in operating assets:
Interest receivable	(869,931)	586,826	(1,063,852)
Due from affiliate	2,628,032	(2,719,000)	1,673,747
Management and incentive fee receivable	(327,905)	237,563	269,887
Other assets	692,335	(265,997)	(128,982)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	6,390,351	(9,243,423)	9,115,312
Accounts payable and accrued expenses	(951,208)	37,109	97,714
Current tax payable	2,820,036	-	-
Interest and debt fees payable	155,837	411,742	(990,629)
Directors fees payable	(500)	9,000	(500)
Excise tax payable	(61,489)	691,672	-
Due to manager	(15,251)	(264,777)	224,751
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(203,133,627)	(62,346,410)	(15,144,734)

Financing activities
Borrowings on debt	135,000,000	41,000,000	20,200,000
Paydowns on debt	(95,500,000)	(33,000,000)	(20,200,000)
Issuance of notes	250,000,000	63,125,000	-
Repayments of notes	(60,000,000)	-	(74,450,500)
Payments of deferred debt financing costs	(10,008,424)	(3,435,749)	(755,136)
Premium on debt issuance, 4.375% notes 2026	1,250,000	-	-
Discount on debt issuance, 4.35% notes 2027	(512,250)	-	-
Proceeds from issuance of common stock	26,835,203	-	85,897,846
Payments of cash dividends	(18,158,029)	(11,265,914)	(17,001,088)
Repurchases of common stock	(2,545,037)	(3,608,459)
Repurchases fees	(1,992)	(3,746)
Payments of offering costs	(270,576)	-	(1,190,430)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	226,088,895	52,811,132	(7,499,308)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	22,955,268	(9,535,278)	(22,644,042)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	29,915,074	39,450,352	62,094,394
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$52,870,342	$29,915,074	$39,450,352

Supplemental information:
Interest paid during the period	$17,560,094	$11,802,800	$14,332,943
Cash paid for taxes	1,355,083	4,140,241	18,390
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(349,292)	(973,606)	3,045,533
Net accretion of discount on investments	2,043,088	1,390,128	1,069,710
Amortization of deferred debt financing costs	2,164,761	1,372,662	1,340,299
Stock dividend distribution	3,875,206	2,481,084	3,096,492

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 187.4% (b)
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$692,535	0.2%
		Total Consumer Products			1,589,630	692,535	0.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,305,839	0.9%
		Total Corporate Education Software			475,698	3,305,839	0.9%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	6,742,392	1,635,704	1,635,704	0.5%
		Total Cyber Security			1,635,704	1,635,704	0.5%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,502,672	6,404,891	1.8%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$2,150,000	2,132,639	1,997,715	0.6%
		Total Dental Practice Management			8,635,311	8,402,606	2.4%
PDDS Buyer, LLC (d)	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.00% Cash, 7/15/2024	7/15/2019	$28,000,000	27,943,852	27,938,400	7.9%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	7,099,940	2.0%
		Total Dental Practice Management Software			29,943,852	35,038,340	9.9%
C2 Educational Systems	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$18,500,000	18,484,747	18,220,650	5.1%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	599,296	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$16,000,000	15,877,908	15,794,300	4.4%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$500,000	495,811	493,950	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	201,218	0.1%
		Total Education Services			35,608,370	35,309,414	9.9%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,065	3,969,291	7,632,061	2.1%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$16,941,250	16,941,250	16,941,250	4.8%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	801,923	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	200,820	0.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$8,000,000	7,920,033	8,080,000	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/18/2022	$-	-	-	0.0%
		Total Education Software			29,234,761	33,656,054	9.5%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	482,036	0.1%
		Total Facilities Maintenance			488,148	482,036	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$6,000,000	5,954,705	6,003,000	1.7%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	975,504	978,279	0.3%
		Total Field Service Management			6,930,209	6,981,279	2.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/30/2021	$22,713,926	22,579,864	22,570,829	6.3%
GDS Software Holdings, LLC (j)	Financial Services	Delayed Draw Term loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/18/2021	$500,000	495,031	496,850	0.1%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	472,009	0.1%
		Total Financial Services			23,324,895	23,539,688	6.5%

Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$6,000,000	5,942,482	5,940,000	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$-	-	-	0.0%
		Total Financial Services Software			5,942,482	5,940,000	1.7%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	714,271	0.2%
		Total Healthcare Products Manufacturing			380,353	714,271	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,032,934	0.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,974,217	10,013,000	2.8%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,977,846	6,007,800	1.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.25%), 8.25% Cash, 1/31/2025	1/31/2017	$25,000,000	24,903,581	25,000,000	7.0%
		Total Healthcare Services			41,255,644	42,053,734	11.8%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	3,788,769	1.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$36,000,000	35,715,061	35,640,000	10.0%
HemaTerra Holding Company, LLC (d)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$14,000,000	13,912,744	13,860,000	3.9%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$35,125,000	34,827,633	34,998,550	9.8%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$1,200,000	1,188,047	1,195,680	0.3%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	643,044	0.2%
		Total Healthcare Software			89,011,164	90,126,043	25.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	52,853	0.0%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/31/2022	3/26/2014	$5,141,413	5,141,413	5,141,413	1.4%
		Total Healthcare Supply			5,649,490	5,194,266	1.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,111,278	3,112,052	0.9%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	$200,000	156,826	198,638	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	10,592,873	3.0%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	4/27/2020	$6,000,000	5,952,460	6,021,000	1.7%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			25,099,553	19,924,563	5.7%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$28,000,000	27,764,146	27,977,600	7.9%
Granite Comfort, LP(j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$2,000,000	1,980,805	1,998,400	0.6%
		Total HVAC Services and Sales			29,744,951	29,976,000	8.5%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD BSBY+8.00%), 9.00% Cash, 10/1/2026	10/1/2021	$9,000,000	8,925,938	8,920,800	2.5%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,000,000	2,000,000	2,000,000	0.6%
		Total Insurance Software			10,925,938	10,920,800	3.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 8.00% Cash, 3/6/2025	3/6/2013	$5,008,186	5,008,186	5,008,186	1.4%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	3,418,993	1.0%
		Total Industrial Products			5,008,186	8,427,179	2.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$43,000,000	42,806,801	43,000,000	12.1%
		Total IT Services			42,806,801	43,000,000	12.1%
Centerbase, LLC	Legal Software	First Lien Term Loan (Daialy USD SOFR+7.50%), 8.50% Cash, 1/18/2027	1/18/2022	$7,500,000	7,409,860	7,425,000	2.1%
		Total Legal Software			7,409,860	7,425,000	2.1%
Madison Logic, Inc.	Marketing Orchestration Software	First Lien Term Loan (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$28,915,663	28,782,977	28,776,867	8.1%
Madison Logic, Inc. (j)	Marketing Orchestration Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$-	-	-	0.0%
		Total Marketing Orchestration Software			28,782,977	28,776,867	8.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,139,533	12,290,280	3.5%
inMotionNow, Inc. (d)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,972,992	5,037,000	1.4%
		Total Marketing Services			17,112,525	17,327,280	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 6.25% Cash, 8/26/2026	8/26/2021	$15,000,000	14,861,338	14,938,500	4.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,382,625	1.0%
		Total Mentoring Software			17,861,338	18,321,125	5.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash/1.00% PIK, 5/29/2023	5/29/2018	$10,010,685	9,955,082	10,038,714	2.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
		Total Non-profit Services			9,955,082	10,038,714	2.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,278,880	0.9%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	446,927	0.1%
		Total Office Supplies			3,700,000	3,725,807	1.0%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$17,000,000	16,990,006	17,000,000	4.7%
		Total Payroll Services			16,990,006	17,000,000	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	7/9/2020	$14,000,000	13,897,546	13,904,800	3.9%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	2/12/2021	$38,500,000	38,173,998	38,238,200	10.6%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,205	1,205,308	1,363,014	0.4%
		Total Real Estate Services			53,276,852	53,506,014	14.9%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$12,000,000	11,886,588	11,880,000	3.3%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$-	-	-	0.0%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	999,984	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,979,312	2,979,312	2,805,541	0.8%
		Total Restaurant			15,865,900	15,685,525	4.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$33,830,000	33,531,592	33,261,656	9.2%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(33,600)	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(42,000)	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	827,050	0.1%
		Total Specialty Food Retailer			34,531,592	34,013,106	9.3%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,846,091	25,667,199	7.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	999,997	987,200	0.3%
		Total Sports Management			26,846,088	26,654,399	7.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	1,912,328	0.5%
		Total Staffing Services			100,000	1,912,328	0.5%
Jobvite, Inc. (d)	Talent Acquisition Software	Second Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/6/2027	7/6/2021	$20,000,000	19,841,684	19,652,000	5.5%
		Total Talent Acquisition Software			19,841,684	19,652,000	5.5%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 11/13/2022	2/13/2017	$9,000,000	9,000,000.0	9,000,000.0	2.5%
		Total Waste Services			9,000,000	9,000,000	2.5%
Sub Total Non-control/Non-affiliate investments					654,965,044	668,358,516	187.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 13.5% (b)
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.00% Cash, 5/20/2026	5/20/2021	$30,000,000	29,727,282	30,000,000	8.4%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	2,687,573	0.8%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,547	5,546,609	5,546,605	1.6%
		Total Consumer Services			36,773,891	38,234,178	10.8%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$5,500,000	5,451,036	5,482,950	1.5%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Axero Holdigns, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,198,000	0.5%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	2,318,996	0.7%
		Total Employee Collaboration Software			9,451,036	9,999,946	2.7%
Sub Total Affiliate investments					46,224,927	48,234,124	13.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 28.3% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +8.00%), 9.00% Cash 12/31/2025	7/3/2018	$5,432,440	5,409,201	5,421,575	1.4%
Netreo Holdings, LLC (d), (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +8.00%), 9.00% Cash, 12/31/2025	5/26/2020	$13,433,515	13,406,530	13,406,648	3.8%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	18,975,523	5.3%
		Total IT Services			27,160,231	37,803,746	10.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 9.27%, 4/20/2033	1/22/2008	$111,000,000	32,273,125	28,654,905	8.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.17%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	9,375,000	2.6%
		Total Structured Finance Securities			41,648,125	38,029,905	10.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$13,125,000	13,125,000	13,125,000	3.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Membership Interest	2/17/2022	13,125,000	13,125,000	12,016,064	3.4%
		Total Investment Fund			26,250,000	25,141,064	7.1%
Sub Total Control investments					95,058,356	100,974,715	28.3%
TOTAL INVESTMENTS - 229.2% (b)					$796,248,327	$817,567,355	229.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 14.9% (b)
U.S. Bank Money Market (k)	52,870,342	$52,870,342	$52,870,342	14.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	52,870,342	$52,870,342	$52,870,342	14.9%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2022, non-qualifying assets represent 6.7% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $355,780,523 as of February 28, 2022.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 9.27% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. GreyHeller, LLC is no longer an affiliate as of February 28, 2022. Transactions during the year ended February 28, 2022 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$36,200,000	$-	$1,919,100	$-	$-	$1,460,287
Axero Holdings, LLC	9,445,000	-	416,092	-	-	548,910
GreyHeller, LLC	8,910,000	(26,428,457)	973,278	-	7,328,457	(3,102,569)
Top Gun	-	-	-	-	-	1,066,536
Total	$54,555,000	$(26,428,457)	$3,308,471	$-	$7,328,457	$(26,836)

(g) As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2022 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$17,074,500	$-	$1,814,735	$-	$-	$5,055,909
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	4,372,958	3,262,591	-	(1,221,309)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	-	(17,875,000)	814,431	-	-	(454,025)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	8,500,000	(8,500,000)	4,786	-	(139,867)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	9,375,000	-	539,564	-	-	-
Saratoga Senior Loan Fund I JV, LLC	13,125,000	-	126,389	-	-	-
Saratoga Senior Loan Fund I JV, LLC	13,125,000	-	-	-	-	(1,108,936)
Total	$61,199,500	$(26,375,000)	$7,672,863	$3,262,591	$(139,867)	$2,271,639

(h)	Non-income producing at February 28, 2022.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2022. (See Note 9 to the consolidated financial statements).

(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2022.

BSBY - Bloomberg Short-Term Bank Yield

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

3M USD BSBY - The 3 month USD BSBY rate as of February 28, 2022 was 0.50%.

1M USD LIBOR - The 1 month USD LIBOR rate as of February 28, 2022 was 0.24%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2022 was 0.50%.

Daily USD SOFR - The daily USD SOFR rate as of February 28, 2022 was 0.05%

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 154.5% (b)
Targus Holdings, Inc. (d), (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$475,116	0.2%
		Total Consumer Products			1,589,630	475,116	0.2%
My Alarm Center, LLC (k)	Consumer Services	Preferred Equity Class A Units 8.00% PIK	7/14/2017	2,227	2,357,879	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class B Units	7/14/2017	1,797	1,796,880	-	0.0%
My Alarm Center, LLC (h)	Consumer Services	Preferred Equity Class Z Units	9/12/2018	676	712,343	181,240	0.1%
My Alarm Center, LLC (h)	Consumer Services	Common Stock	7/14/2017	96,224	-	-	0.0%
		Total Consumer Services			4,867,102	181,240	0.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	226,782	1,050,000	1,050,000	0.3%
		Total Corporate Education Software			1,050,000	1,050,000	0.3%
Passageways, Inc.	Corporate Governance	First Lien Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	7/5/2018	$5,000,000	4,972,250	5,050,000	1.7%
Passageways, Inc. (j)	Corporate Governance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.75% Cash, 12/31/2025	1/3/2020	$5,000,000	4,980,871	5,050,000	1.7%
Passageways, Inc. (h)	Corporate Governance	Series A Preferred Stock	7/5/2018	2,027,205	1,000,000	3,164,579	1.0%
		Total Corporate Governance			10,953,121	13,264,579	4.4%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,491,331	6,489,450	2.1%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$650,000	644,419	643,500	0.2%
		Total Dental Practice Management			7,135,750	7,132,950	2.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
PDDS Buyer, LLC	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$14,000,000	13,895,777	14,278,600	4.7%
PDDS Buyer, LLC	Dental Practice Management Software	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 7/15/2024	7/15/2019	$7,000,000	6,938,964	7,139,300	2.3%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	2,240,946	0.7%
		Total Dental Practice Management Software			22,834,741	23,658,846	7.7%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$16,000,000	15,998,379	13,499,200	4.4%
Texas Teachers of Tomorrow, LLC (h), (i)	Education Services	Common Stock	12/2/2015	750	750,000	1,011,596	0.3%
Texas Teachers of Tomorrow, LLC (d)	Education Services	First Lien Term Loan (3M USD LIBOR+7.25%), 9.75% Cash, 6/28/2024	6/28/2019	$25,947,024	25,748,711	25,874,372	8.5%
		Total Education Services			42,497,090	40,385,168	13.2%
Destiny Solutions Inc. (d)	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 10/24/2024	5/16/2018	$43,500,000	43,204,446	43,630,500	14.3%

Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	2,342	2,468,464	3,069,267	1.0%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$17,247,500	17,247,500	17,357,884	5.7%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	725,726	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	185,553	0.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$5,000,000	4,940,297	5,100,000	1.7%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$-	-	-	0.0%
Kev Software Inc. (a)	Education Software	First Lien Term Loan (1M USD LIBOR+8.63%), 9.63% Cash, 9/13/2023	9/13/2018	$17,835,914	17,745,629	18,021,407	5.9%
		Total Education Software			86,010,523	88,090,337	28.9%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$3,000,000	2,977,590	3,030,000	1.0%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	974,399	987,568	0.3%
		Total Field Service Management			3,951,989	4,017,568	1.3%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	418,531	0.1%
		Total Financial Services			250,000	418,531	0.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	566,592	0.2%
		Total Healthcare Products Manufacturing			380,353	566,592	0.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,415,301	0.5%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,955,177	10,059,000	3.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,961,748	6,035,400	2.0%
ComForCare Health Care	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.75%), 8.75% Cash, 1/31/2025	1/31/2017	$25,000,000	24,871,639	24,900,000	8.2%
		Total Healthcare Services			41,188,564	42,409,701	14.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,000,000	2,000,000	2,572,002	0.8%
HemaTerra Holding Company, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$6,000,000	5,956,593	6,060,000	2.0%
HemaTerra Holding Company, LLC (d), (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.75%), 9.25% Cash, 4/15/2024	4/15/2019	$12,000,000	11,914,035	12,120,000	4.0%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$8,000,000	7,924,230	7,920,000	2.6%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 7.50% Cash, 11/12/2025	11/12/2020	$-	-	-	0.0%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	300,000	300,000	300,000	0.1%
		Total Healthcare Software			28,094,858	28,972,002	9.5%
Roscoe Medical, Inc. (d), (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	280,346	0.1%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 6/28/2021	3/26/2014	$5,141,413	5,141,413	5,141,413	1.7%
		Total Healthcare Supply			5,649,490	5,421,759	1.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,105,788	3,105,152	1.0%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	156,826	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash, 5/9/2024	11/9/2018	$15,767,918	15,767,918	10,788,409	3.5%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 4/27/2025	4/27/2020	$3,000,000	2,973,387	3,030,000	1.0%
		Total Hospitality/Hotel			22,003,919	17,080,387	5.6%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$7,000,000	6,932,689	6,950,300	2.3%
Granite Comfort, LP	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 10.00% Cash, 11/16/2025	11/16/2020	$8,000,000	7,922,181	7,943,200	2.6%
		Total HVAC Services and Sales			14,854,870	14,893,500	4.9%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan 11.50% (9.75% Cash/1.75% PIK), 3/6/2022	3/6/2013	$7,021,046	7,021,046	7,021,046	2.3%
Vector Controls Holding Co., LLC (d), (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	2,025,598	0.7%
		Total Industrial Products			7,021,046	9,046,644	3.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
CLEO Communications Holding, LLC (d)	IT Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$14,073,964	14,064,807	14,176,704	4.7%
CLEO Communications Holding, LLC (d), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash/2.00% PIK, 3/31/2022	3/31/2017	$20,451,756	20,388,504	20,601,054	6.8%
LogicMonitor, Inc.	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$23,000,000	22,865,749	23,089,700	7.6%
		Total IT Services			57,319,060	57,867,458	19.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,116,232	12,322,000	4.1%
inMotionNow, Inc.	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,960,820	5,050,000	1.7%

		Total Marketing Services			17,077,052	17,372,000	5.8%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash, 5/29/2023	5/29/2018	$5,500,000	5,470,787	5,554,450	1.8%
		Total Non-profit Services			5,470,787	5,554,450	1.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,287,460	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	322,853	0.1%
		Total Office Supplies			3,700,000	3,610,313	1.2%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$18,000,000	17,981,413	17,368,200	5.7%
Apex Holdings Software Technologies, LLC	Payroll Services	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	10/1/2018	$1,000,000	994,557	964,900	0.3%
		Total Payroll Services			18,975,970	18,333,100	6.0%
Village Realty Holdings LLC	Property Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$7,250,000	7,189,591	7,395,000	2.4%
Village Realty Holdings LLC (j)	Property Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.75% Cash, 10/8/2024	10/8/2019	$4,876,322	4,838,617	4,973,850	1.6%
V Rental Holdings LLC (h)	Property Management	Class A-1 Membership Units	10/8/2019	122,578	365,914	2,208,681	0.7%
		Total Property Management			12,394,122	14,577,531	4.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	7/9/2020	$14,000,000	13,873,317	13,952,400	4.6%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.75%), 9.25% Cash, 7/9/2025	2/12/2021	$3,000,000	2,970,361	2,989,800	1.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,071	1,071,301	1,090,002	0.4%
		Total Real Estate Services			17,914,979	18,032,202	6.0%
TMAC Acquisition Co., LLC (k)	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,261,017	2,261,017	2,140,911	0.7%
		Total Restaurant			2,261,017	2,140,911	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,800,743	24,525,800	8.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	943,300	0.3%
		Total Sports Management			26,800,743	25,469,100	8.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	924,509	0.3%
		Total Staffing Services			100,000	924,509	0.3%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 2/13/2022	2/13/2017	$9,000,000	8,981,436	9,000,000	3.0%
		Total Waste Services			8,981,436	9,000,000	3.0%
Sub Total Non-control/Non-affiliate investments					471,328,212	469,946,494	154.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 6.4% (b)
GreyHeller LLC (f)	Cyber Security	First Lien Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	11/17/2016	$7,000,000	6,988,549	7,000,000	2.3%
GreyHeller LLC (d), (f), (j)	Cyber Security	Delayed Draw Term Loan (3M USD LIBOR+11.00%), 12.00% Cash, 12/31/2025	10/19/2020	$2,250,000	2,233,173	2,250,000	0.7%
GreyHeller LLC (f), (h)	Cyber Security	Series A Preferred Units	11/17/2016	850,000	850,000	3,924,291	1.3%
		Total Cyber Security			10,071,722	13,174,291	4.3%
Top Gun Pressure Washing, LLC (f)	Facilities Maintenance	First Lien Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$5,000,000	4,961,639	4,491,500	1.5%
Top Gun Pressure Washing, LLC (f), (j)	Facilities Maintenance	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.50% Cash, 8/12/2024	8/12/2019	$1,825,000	1,810,198	1,639,397	0.6%
TG Pressure Washing Holdings, LLC (f), (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	62,552	0.0%
		Total Facilities Maintenance			7,259,985	6,193,449	2.1%
Sub Total Affiliate investments					17,331,707	19,367,740	6.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 21.4% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2025	7/3/2018	$5,296,555	5,268,156	5,349,521	1.8%
Netreo Holdings, LLC (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.25%), 9.00% Cash/2.75% PIK, 12/31/2020	5/26/2020	$1,223,203	1,213,962	1,235,435	0.4%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	3,150,000	3,150,000	8,634,768	2.8%
		Total IT Services			9,632,118	15,219,724	5.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 11.72%, 1/20/2030	1/22/2008	$111,000,000	33,846,643	31,449,732	10.3%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.19%, 4/20/2033	2/26/2021	$17,875,000	17,875,000	18,329,025	6.1%
		Total Structured Finance Securities			51,721,643	49,778,757	16.4%
Sub Total Control investments					61,353,761	64,998,481	21.4%
TOTAL INVESTMENTS - 182.2% (b)					$550,013,680	$554,312,715	182.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 6.2% (b)
U.S. Bank Money Market (l)	18,828,047	$18,828,047	$18,828,047	6.2%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	18,828,047	$18,828,047	$18,828,047	6.2%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of February 28, 2021 non-qualifying assets represent 9.5% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $304,185,770 as of February 28, 2021.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 11.72% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2021 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Elyria Foundry Company, L.L.C.	$-	$(2,309,806)	$172,626	$-	$(8,726,013)	$7,745,228
GreyHeller LLC	2,227,500	-	987,969	-	-	942,175
Top Gun Pressure Washing, LLC	1,806,750	-	668,294	-	-	(712,711)
TG Pressure Washing Holdings, LLC	138,148	-	-	-	-	(425,596)
Total	$4,172,398	$(2,309,806)	$1,828,889	$-	$(8,726,013)	$7,549,096

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2021

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2021 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$1,188,000	$-	$738,012	$-	$-	$1,832,136
Saratoga Investment Corp. CLO 2013-1, Ltd.	14,000,000	-	3,535,591	2,507,626	-	(1,433,723)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-2 Notes	-	(2,500,000)	237,163	-	-	22,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	17,875,000	-	15,187	-	-	454,025
Saratoga Investment Corp. CLO 2013-1, Ltd. Class G-R-2 Notes	-	(7,500,000)	805,759	-	-	65,250
Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd.	22,500,000	(25,000,000)	679,926	-	-	295,459
Total	$55,563,000	$(35,000,000)	$6,011,638	$2,507,626	$-	$1,235,147

(h)	Non-income producing at February 28, 2021.

(i)	Includes securities issued by an affiliate of the Company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2021. (see Note 9 to the consolidated financial statements).

(k)	As of February 28, 2021, the investment was on non-accrual status. The fair value of these investments was approximately $2.1 million, which represented 0.4% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2021.

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

February 28, 2022

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

The Company has established wholly-owned subsidiaries, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies. Tax Blockers are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is under joint control and is not consolidated. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SIF II, SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the year ended February 28, 2022.

Principles of Consolidation

Under the investment company rules and regulations pursuant to ASC Topic 946, the Company is precluded from consolidating any entity other than another investment company.

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. SLF JV is not a wholly-owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate its investment in SLF JV.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another registered investment company such as, a money market fund if such investment would cause the Company to exceed any of the following limitations:

●	we were to own more than 3.0% of the investments company’s total outstanding voting;

●	we were to hold securities in the investment company having an aggregate value in excess of 5.0% of the value of our total assets; or

●	we were to hold securities in investments companies having an aggregate value in excess of 10.0% of the value of our total assets.

As of February 28, 2022, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2022	February 28, 2021	February 29, 2020
Cash and cash equivalents	$47,257,801	$18,828,047	$24,598,905
Cash and cash equivalents, reserve accounts	5,612,541	11,087,027	14,851,447
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$52,870,342	$29,915,074	$39,450,352

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

The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value, or equivalent, of SLF JV as a practical expedient for fair value, provided by ASC 820.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2022, there were no investments on non-accrual status. At February 28, 2021, certain investments in two portfolio companies, including preferred equity interests, were on non-accrual status with a fair value of approximately $2.1 million, or 0.4% of the fair value of our portfolio.

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

Structuring and Advisory Fee Income

Structuring and advisory fee income represents various fee income earned and received for performing certain investment structuring and advisory activities during the closing of new investments.

Other Income

Other income includes prepayment income fees, and monitoring, administration and amendment fees and is recorded in the consolidated statements of operations when earned.

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

Depending on the level of investment company taxable income earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward investment company taxable income and net capital gains in excess of current year dividend distributions into the next tax year and pay the 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual investment company taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended February 28, 2022, 2021 and 2020, the excise tax accrual on estimated excess table income was $0.6 million, $0.7 million and $0.0 million, respectively.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2022, February 28, 2021 and February 29, 2020 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2019, 2020, 2021 and 2022 federal tax years for the Company remain subject to examination by the IRS. At February 28, 2022, and February 28, 2021, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The actual incentive fee payable to the Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and only reflect those realized capital gains net of realized and unrealized losses for the period.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$631,572	$-	$631,572
Second lien term loans	-	-	44,386	-	44,386
Unsecured loans	-	-	15,931	-	15,931
Structured finance securities	-	-	38,030	-	38,030
Equity interests	-	-	75,632	12,016	87,648
Total	$-	$-	$805,551	$12,016	$817,567

*	The Company's equity investment in SLF JV is measured using the proportionate share of the net asset value, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments, by major class, as of February 28, 2021 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien term loans	$-	$-	$440,456	$440,456
Second lien terms loans	-	-	24,930	24,930
Unsecured term loans	-	-	2,141	2,141
Structured finance securities	-	-	49,779	49,779
Equity interests	-	-	37,007	37,007
Total	$-	$-	$554,313	$554,313

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2022 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2021	$440,456	$24,930	$2,141	$49,779	$37,007	$554,313
Payment-in-kind and other adjustments to cost	(546)	111	718	(1,574)	942	(349)
Net accretion of discount on investments	2,008	35	-	-	-	2,043
Net change in unrealized appreciation (depreciation) on investments	1,670	(515)	(54)	(1,676)	18,703	18,128
Purchases	364,216	19,825	13,126	-	47,783	444,950
Sales and repayments	(176,264)	-	-	(8,359)	(42,309)	(226,932)
Net realized gain (loss) from investments	33	-	-	(140)	13,505	13,398
Restructures in	-	-	-	-	-	-
Restructures out	-	-	-	-	-	-
Balance as of February 28, 2022	$631,572	$44,386	$15,931	$38,030	$75,632	$805,551
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$2,605	$(515)	$(54)	$(1,222)	$21,361	$22,175

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2, or 3 during the year ended February 28, 2022.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no restructures in or out of Levels 1, 2, or 3 during the year ended February 28, 2021

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$631,572	Market Comparables	Market Yield (%)	6.0% - 11.3%	8.4%
			Revenue Multiples (x)	3.5x	3.5x
Second lien term loans	44,386	Market Comparables	Market Yield (%)	8.9% - 32.9%	15.6%
			EBITDA Multiples (x)	7.5x	7.5x
Unsecured term loans	15,931	Market Comparables	Market Yield (%)	22.3%	22.3%
		Collateral Value Coverage	Net Asset Value	100%	100%
Structured finance securities	38,030	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	14.2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	75,632	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 28.6x	9.3x
			Revenue Multiples (x)	1.0x - 11.7x	6.6x
			Third-party bid	100.0%	100.0%
Total	$805,551

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input, excluding the recovery rate for Structured finance securities.

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

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the earnings before interest, tax, depreciation and amortization (“EBITDA”) or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, and prepayment rate, in isolation, would result in a significantly lower (higher) fair value measurement while a significant increase (decrease) in recovery rate, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a market quote or third party bid in deriving a value, a significant increase (decrease) in the market quote or bid, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of February 28, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$631,037	79.3%	$631,573	77.3%
Second lien term loans	49,862	6.3	44,386	5.4
Unsecured loans	16,104	2.0	15,931	1.9
Structured finance securities	41,648	5.2	38,030	4.7
Equity interests	57,597	7.2	87,648	10.7
Total	$796,248	100.0%	$817,568	100.0%

The composition of our investments as of February 28, 2021 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$441,590	80.3%	$440,456	79.5%
Second lien term loans	29,891	5.4	24,930	4.4
Unsecured term loans	2,261	0.4	2,141	0.4
Structured finance securities	51,722	9.4	49,779	9.0
Equity interests	24,550	4.5	37,007	6.7
Total	$550,014	100.0%	$554,313	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We ran Intex models based on inputs about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at February 28, 2022. The inputs at February 28, 2022 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35-70%

●	Discount rate: 15.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: L+365bps / $99.25

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of February 28, 2022.

Hematerra Holdings Company, LLC

HemaTerra Holding Company, LLC (“HemaTerra”) provides SaaS-based software solutions addressing complex supply chain issues across a variety of medical environments, including blood, plasma, tissue, implants and DNA sample management, to customers in blood centers, hospitals, pharmaceuticals, and law enforcement settings.

Buildout, Inc.

Buildout, Inc. (“Buildout”) provides SaaS-based real estate marketing and customer relationship management (“CRM”) software to commercial real estate (“CRE”) brokerages. Buildout provides a suite of software solutions brokers use to manage relationships, efficiently create and distribute marketing materials over a wide variety of channels, including direct mail, multiple listing websites, brokerage website, property specific websites and manage back office functions like commission calculations and broker productivity.

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

For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we accrued management fee income of $3.3 million, $2.5 million and $2.5 million, respectively, and interest income of $4.9 million, $3.5 million and $4.1 million, respectively, from the Saratoga CLO.

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

As of February 28, 2022, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $28.7 million. As of February 28, 2022, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $9.4 million. As of February 28, 2022, Saratoga CLO had investments with a principal balance of $660.2 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As of February 28, 2022, the present value of the projected future cash flows of the subordinated notes, was approximately $27.9 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date the Company has since received distributions of $72.8 million, management fees of $28.6 million and incentive fees of $1.2 million.

The separate audited financial statements of the Saratoga CLO as of February 28, 2022 and February 28, 2021, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, are presented on page S-1.

Note 5. Investment in SLF JV

On October 26, 2021, the Company and TJHA entered into the LLC Agreement to co-manage SLF JV. SLF JV is invested in SLF 2021, which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of February 28, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $13.1 million and $1.9 million, respectively; and membership interest of $13.1 million and $1.9 million, respectively.

For the period from October 26, 2021, through February 28, 2022, the Company earned approximately $0.1 million of interest income related to SLF JV, which is included in interest income. As of February 28, 2022, approximately $0.1 million of interest income related to SLF JV was included in interest receivable.

SLF JV’s investment in SLF 2021 is in the form of an unsecured loan. The unsecured note will pay a floating rate of SOFR plus 7.00% per annum and is due and payable in full on June 9, 2023. As of February 28, 2022, SLF JV’s investment in SLF 2021 had an aggregate fair value of approximately $28.7 million.

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. SLF JV is not a wholly-owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC 810, Consolidation concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

Note 6. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100.0% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for U.S. federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC. The Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Because U.S. federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. As of February 28, 2022 and February 28, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible U.S. federal excise and capital gains tax and worthless securities losses (dollars in thousands):

	February 28, 2022	February 28, 2021
Capital in excess of par value	$(4,704)	$(16,529)
Total distributable earnings (loss)	4,704	16,529

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 was as follows (dollars in thousands):

	February 28, 2022	February 28, 2021	February 29, 2020
Ordinary income	$22,033	$13,747	$15,292
Capital gains	-	-	4,806
Total	$22,033	$13,747	$20,098

For federal income tax purposes, as of February 28, 2022, the aggregate net unrealized appreciation for all securities was $21.2 million. The aggregate cost of securities for federal income tax purposes was $1.4 billion.

For federal income tax purposes, as of February 28, 2021, the aggregate net unrealized appreciation for all securities was $12.2 million. The aggregate cost of securities for federal income tax purposes was $1.1 billion.

As of February 28, 2022 and February 28, 2021, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for U.S federal tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 28, 2022	February 28, 2021
Post October loss deferred	$-	$-
Accumulated capital losses	(1,143)	(19,461)
Other temporary differences	(1,601)	729
Undistributed Long Term Gain	-	-
Undistributed ordinary income	9,898	7,903
Unrealized appreciation (depreciation)	21,283	12,176
Total components of accumulated losses	$28,436	$1,347

At February 28, 2022, the Company had a short-term capital loss of $0.0 million and a long-term capital loss of $1.1 million, available to offset future capital gains. At February 28, 2022 the company utilized $0.3 million of its short-term capital losses and $21.0 million of its long-term capital losses. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar years ended December 31, 2021 and December 31, 2020, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and accrued $0.7 million and $0.6 million in federal excise taxes on undistributed taxable income for the years ended February 28, 2022 and February 28, 2021, respectively.

As of February 28, 2022 and 2021, the Company had net long-term capital losses of $1.1 million and $19.5 million.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2019- 2022) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

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

SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc., and SIA-VR, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

The Company’s Easy Ice investment was sold during the year ended February 29, 2020. As part of the transaction, the actual legal entity, SIA-Easy Ice, LLC (“Tax Blocker”) that owned the preferred equity was sold.  This Tax Blocker was a wholly-owned subsidiary of the Company.  For purposes of tax accounting, the Company had an $8.0 million tax basis in the Tax Blocker.

The Company’s V Rental Holdings LLC Class A-1 membership units was sold during the ended February 28, 2022. The tax blocker which held this investment, SIA-VR, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.4 million tax basis in the investment, which resulted in a current income tax payable of $0.4 million as of February 28, 2022.

The Company’s Texas Teachers of Tomorrow, LLC common stock was sold during the year ended February 28, 2022. The tax blocker which held this investment, SIA-TT, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.8 million tax basis in the investment, which resulted in a current income tax payable of $0.6 million as of February 28, 2022.

The Company’s GreyHeller LLC Series A preferred units was sold during the year ended February 28, 2022. The tax blocker which held this investment, SIA-TT, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.9 million tax basis in the investment, which resulted in a current income tax payable of $1.8 million as of February 28, 2022.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to pay the 21% U.S. federal tax on the net capital gain, potentially in the form of a “deemed distribution” to its stockholders.  Income tax (provision) relating to an election to retain its net capital gains, including in the form of a deemed distribution, is included as a component of income tax (provision) benefit from realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.  During the year ended February 28, 2022, the Company paid federal tax of $1.3 million on the undistributed net capital gains it elected to retain for the tax year ended February 28, 2021.

Deferred tax assets and liabilities, and related valuation allowances, as of February 28, 2022 and February 28, 2021, were as follows:

	February 28, 2022	February 28, 2021
Total deferred tax assets	$1,991,241	$2,108,556
Total deferred tax liabilities	(1,293,496)	(1,987,120)
Valuation allowance on net deferred tax assets	(1,946,761)	(2,044,100)
Net deferred tax liability	$(1,249,016)	$(1,922,664)

As of February 28, 2022, the valuation allowance on deferred tax assets was $1.9 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the year ended February 28, 2022 includes $0.7 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

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

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments are as follows:

	February 28, 2022	February 28, 2021	February 29, 2020
Current
Federal	$2,498,515	$-	$-
State	327,021	-	-
Net current expense	2,825,536	-	-
Deferred
Federal	(444,628)	461,503	480,415
State	(227,737)	113,798	127,232
Net deferred expense	(672,365)	575,301	607,647
Net tax provision	$2,153,171	$575,301	$607,647

The Company has federal net operating loss carryforwards of $0.0 million which will expire starting in 2037, with the remaining net operating loss carryforwards of $4.2 million having an indefinite life. In addition, the Company has state net operating loss carryforwards of $1.3 million, which begin to expire in fiscal year 2026.

Income tax expense was computed by applying the U.S. federal statutory rate of 21% combined with the weighted average state tax rate applicable to each taxable blocker based on the states they operate in.

Note 7. Agreements and Related Party Transactions

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

For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the Company incurred $11.9 million, $9.1 million and $8.1 million in base management fees, respectively. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the Company incurred $6.4 million, $5.4 million and $5.8 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we accrued $5.5 million, $0.0 million and $8.4 million, respectively, in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2022, the base management fees accrual was $3.2 million and the incentive fees accrual was $9.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, the base management fees accrual was $2.4 million and the incentive fees accrual was $13.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recognized $2.9 million, $2.5 million and $2.1 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2022, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2021, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recognized $3.3 million, $2.5 million and $2.5 million in management fee income, respectively, related to the Saratoga CLO.

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4 for additional information.

SLF JV

On October 26, 2021, the Company and TJHA entered into an LLC Agreement to co-manage the SLF JV. SLF JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loan, notes and other debt instruments.

As of February 28, 2022, the Company’s investment in the SLF JV had a fair value of $25.1 million, consisting of an unsecured loan of $13.1 million and membership interest of $12.0 million. In addition, the Company had a receivable of $0.1 million outstanding from the SLF JV, included in Due from Affiliate in the consolidated statements of assets and liabilities.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our independent directors, approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 209.3% as of February 28, 2022 and 347.1% as of February 28, 2021.

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

On October 4, 2021, the Company entered into a $50.0 million senior secured revolving credit facility with the Lender, supported by loans held by SIF II and pledged to the Encina Credit Facility. During the first two years following the closing date, SIF II may request an increase in the commitment amount to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. The commitment termination date is October 4, 2024.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of February 28, 2022 and February 28, 2021, there were $12.5 million and $0.0 million outstanding borrowings under the Encina Credit Facility and Madison Credit Facility, respectively. During the applicable periods, the Company was in compliance with all of the limitations and requirements of both facilities. Financing costs of $1.4 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recorded $0.8 million, $0.5 million and $0.6 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees.

For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recorded $0.3 million, $0.1 million and $0.09 million of amortization of deferred financing costs related to the Encina Credit Facility and Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the fiscal year ended February 28, 2022, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility were approximately $8.7 million and 5.22%, respectively. For the fiscal year ended February 28, 2021, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility were approximately $1.8 million and 0.17%, respectively. For the fiscal year ended February 29, 2020, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Madison Credit Facility were approximately $0.6 million and 6.66%, respectively.

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

Our borrowing base under the Encina Credit Facility was $50.0 million subject to the Encina Credit Facility cap of $50.0 million at February 28, 2022. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2022 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-K for the period ended November 30, 2021 The valuations presented in this Quarterly Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

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

As of February 28, 2022, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $87.5 million, respectively, and have $185.0 million in SBA-guaranteed debentures outstanding, of which $86.0 million is held in SBIC LP and $99.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to ’’smaller’’ concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

The Company received exemptive relief from the SEC to permit it to exclude the debt of SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage test by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the board of directors, including a majority of our independent directors, of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150.0% asset coverage ratio became effective on April 16, 2019.

At February 28, 2022 and February 28, 2021, there was $185.0 million and $158.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $4.8 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 28, 2022, the Company repaid $38.0 million of SBA debentures, resulting in a realized loss on extinguishment of $0.2 million related to the acceleration of deferred debt financing costs.

For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recorded $4.7 million, $5.5 million and $4.8 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we recorded $0.7 million, $0.6 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 28, 2022, February 28, 2021 and February 29, 2020 on the outstanding borrowings of the SBA debentures was 2.60%, 3.25% and 3.23%, respectively. During the years ended February 28, 2022 and February 28, 2021, the average dollar amount of SBA debentures outstanding was $180.4 million and $169.3 million, respectively.

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

As of February 28, 2022, the total 7.25% Notes 2025 outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share. As of February 28, 2022, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $43.9 million, respectively. The fair value of the 7.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

For the years ended February 28, 2022 and February 28, 2021, we recorded $3.1 million and $2.2 million, respectively, of interest expense and $0.3 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2022 and February 28, 2021, the average dollar amount of 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million, respectively.

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

As of February 28, 2022, the total 7.75% Notes 2025 outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and have a par value of $25.00 per share. The carrying amount of the amount outstanding of 7.75% 2025 Notes approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2022 and February 28, 2021, we recorded $0.4 million and $0.3 million, respectively, of interest expense and $0.05 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2022 and February 28, 2021, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively.

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

As of February 28, 2022, the total 6.25% Notes 2027 outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per share. The carrying amount of the amount outstanding of 6.25% 2027 Notes approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2022 and February 28, 2021, we recorded $0.9 million and $0.1 million, respectively, of interest expense and $0.07 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2022 and February 28, 2021, the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $7.0 million, respectively.

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

As of February 28, 2022, the total 4.375% Notes 2026 outstanding was $175.0 million. The 4.375% Notes 2026 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2021, there was $0.0 million outstanding. The carrying amount of the amount outstanding of 4.375% Notes 2026 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2022 and February 28, 2021, we recorded $5.5 million and $0.0 million, respectively, of interest expense, $0.4 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.2 million and $0.0 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2022 and February 28, 2021 the average dollar amount of 4.375% Notes 2026 outstanding was $130.8 million and $0.0 million respectively.

On January 19, 2022, the Company issued $75.0 million aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

As of February 28, 2022, the total 4.35% Notes 2027 outstanding was $75.0 million. The 4.35% Notes 2027 are not listed. As of February 28, 2021, there was $0.0 million outstanding. The carrying amount of the amount outstanding of 4.35% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2022 and February 28, 2021, we recorded $0.4 million and $0.0 million, respectively, of interest expense, $0.05 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.07 million and $0.0 million, respectively, of amortization of discount on issuance of 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2022 and February 28, 2021 the average dollar amount of 4.35% Notes 2027 outstanding was $8.4 million and $0.0 million respectively.

Senior Securities

Information about our senior securities is shown in the following table as of February 28/29 for the fiscal years indicated in the table, unless otherwise noted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources” for more detailed information regarding the senior securities.

SENIOR SECURITIES
(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.25% Notes due 2027
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$12,500	$-	$12,500	$-	$-
SBA debentures	185,000	-	15,000	24,660	145,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000		-	175,000
4.35% 2027 Notes	75,000			75,000
6.25% 2027 Notes	15,000	-	-	-	15,000
Total Long-Term Debt Obligations	$260,625	$-	$27,500	$72,785	$160,340

Off-balance Sheet Arrangements

At February 28, 2022 and February 28, 2021, the Company’s off-balance sheet arrangements consisted of $88.4 million and $58.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2022 and February 28, 2021 is shown in the table below (dollars in thousands):

	February 28, 2022	February 28, 2021
At Company’s discretion
Artemin Wax	$3,700	$-
Ascend Software LLC	5,000	-
Axero Holdings	3,000	-
Book4Time, Inc.	2,000	2,000
CLEO Communications Holding, LLC	-	630
Davisware	2,000	-
GreyHeller LLC	-	15,000
LFR Chicken LLC	10,000	-
Netreo Holdings, LLC	4,000	10,000
Omatic Software, LLC	-	-
Passageways, Inc.	-	5,000
Pepper Palace	3,000	-
Procrement Partners	2,800	-
Saratoga Senior Loan Fund I JV LLC	17,500	-
Sceptre Hospitality Resources	1,000	-
Top Gun Pressure Washing, LLC	-	3,175
Village Realty Holdings LLC	-	10,000
Total	54,000	45,805

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software LLC	6,500	-
Axero Holdings	2,000	-
Axero Holdings - Revolver	500	-
Davisware, LLC	1,000	-
GDS Holdings US, Inc.	2,786	-
GoReact	2,500	2,000
Granite Comfort, LP	-	-
HemaTerra Holding Company, LLC	-	2,000
LFR Chicken LLC	3,000	-
Madison Logic - Revolver	1,084	-
New England Dental Partners	4,500	6,000
Passageways, Inc.	-	2,000
Pepper Palace - DDTL	2,000	-
Pepper Palace - Revolver	2,500	-
Procurement Partners, LLC	-	1,000
Zollege	1,000	-
	29,370	13,000
Total	$83,370	$58,805

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2022, the Company had cash and cash equivalents of $47.3 million and $37.5 in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, we incurred $0.3 million, $0.3 million and $0.3 million for directors’ fees and expenses, respectively. As of February 28, 2022 and February 28, 2021, $0.07 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2022, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. As of February 28, 2022, the Company purchased 508,435 shares of common stock, at the average price of $19.35 for approximately $9.8 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2022 the Company purchased 50,000 shares of common stock, at the average price $25.86 for approximately $1.3 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2022, the Company purchased 99,623 shares of common stock, at the average price $25.55 for approximately $2.5 million pursuant to the Share Repurchase Plan.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 9, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021. As of February 28, 2021, the Company sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). For the year ended February 28, 2021, there was no activity related to the ATM offerings.

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of February 28, 2022, the Company sold 4,840,361 shares for gross proceeds of $123.9 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended February 28, 2022, the Company sold 392,926 shares for gross proceeds of $11.5 million at an average price of $29.31 for aggregate net proceeds of $11.4 million (net of transaction cost). During the year ended February 28, 2022, the Company sold 918,343 shares for gross proceeds of $26.8 million at an average price of $29.22 for aggregate net proceeds of $26.6 million (net of transaction cost).

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,018,314	9,018,314
Net realized gain (loss) from investments	-	-	-	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	-	-
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,334,713	5,334,713
Net realized gain (loss) from investments	-	-	-	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	47,098	46	774,944	-	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	-	(1,550,417)
Repurchase fees	-	-	(1,740)	-	(1,740)
Offering costs	-	-	-	-	-
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,471,102	4,471,102
Net realized gain (loss) from investments	-	-	-	1,798	1,798
Income tax (provision) benefit from realized gain on investments				(3,895,354)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,998,830	5,998,830
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(210,057)	(210,057)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,581,469)	(4,581,469)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	45,706	46	805,883	-	805,929
Repurchases of common stock	(50,000)	(50)	(914,194)	-	(914,244)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Balance at November 30, 2020	11,170,028	$11,170	$288,590,554	$11,251,166	$299,852,890
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,288,996	4,288,996
Net realized gain (loss) from investments	-	-	-	(8,726,013)	(8,726,013)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt				(128,617)	(128,617)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,337,460	14,337,460
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(515,796)	(515,796)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,678,514)	(4,678,514)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	41,388	41	900,124	-	900,165
Repurchases of common stock	(50,000)	(50)	(1,143,748)	-	(1,143,798)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,529,030	(16,529,030)	-
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees	-	-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845

Increase (Decrease) from Operations:
Net investment income	-	-	-	5,196,635	5,196,635
Net realized gain (loss) from investments	-	-	-	9,916,925	9,916,925
Income tax (provision) benefit from realized gain on investments	-	-	-	(2,447,173)	(2,447,173)
Realized losses on extinguishment of debt				(764,123)	(764,123)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(6,042,616)	(6,042,616)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,480,465	2,480,465
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,889,329)	(5,889,329)
Capital Share Transactions:
Proceeds from issuance of common stock	520,076	520	15,163,259	-	15,163,779
Stock dividend distribution	38,016	38	1,017,625	-	1,017,663
Repurchases of common stock	-	-	-	-	-
Repurchase fees		-	-	-	-
Offering costs	-	-	(142,326)	-	(142,326)
Balance at November 30, 2021	11,747,004	$11,747	$321,559,189	$21,030,809	$342,601,745
Increase (Decrease) from Operations:
Net investment income				5,796,910	5,796,910
Net realized gain (loss) from investments				69,664	69,664
Income tax (provision) benefit from realized gain on investments				9,612	9,612
Realized losses on extinguishment of debt				(118,147)	(118,147)
Net change in unrealized appreciation (depreciation) on investments				2,873,561	2,873,561
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments				(226,702)	(226,702)
Decrease from Shareholder Distributions:
Distributions of investment income – net				(6,434,106)	(6,434,106)
Capital Share Transactions:
Proceeds from issuance of common stock	392,826	392	11,513,992		11,514,383
Stock dividend distribution	41,520	42	1,114,886		1,114,929
Repurchases of common stock	(50,000)	(50)	(1,292,843)		(1,292,893)
Repurchase fees			(1,000)		(1,000)
Offering costs			(127,433)		(127,433)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles			(4,704,545)	4,704,545
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 28, 2022	February 28, 2021	February 29, 2020
Net increase in net assets resulting from operations	$45,735	$14,777	$55,739
Weighted average common shares outstanding	11,456,631	11,188,629	9,319,192
Weighted average earnings per common share	$3.99	$1.32	$5.98

Note 13. Dividend

On February 24, 2022, the Company declared a dividend of $0.53 per share payable on March 28, 2022, to common stockholders of record on March 14, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

On November 30, 2021, the Company declared a dividend of $0.53 per share payable on January 19, 2022, to common stockholders of record on January 4, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

On August 26, 2021, the Company declared a dividend of $0.52 per share payable on September 28, 2021, to common stockholders of record on September 14, 2021. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

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

The following tables summarize dividends declared for the years ended February 28, 2022, February 28, 2021, February 29, 2020, February 28, 2019 and February 28, 2018 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 24, 2022	March 14, 2022	March 28, 2022	0.53	6,434
August 26, 2021	September 14, 2021	September 28, 2021	0.52	5,889
May 27, 2021	June 15, 2021	June 29, 2021	0.44	4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$1.92	$22,032

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 5, 2021	January 26, 2021	February 10, 2021	0.42	4,679
October 7, 2020	October 26, 2020	November 10, 2020	0.41	4,581
July 7, 2020	July 27, 2020	August 12, 2020	0.40	4,487
Total dividends declared			$1.23	$13,747

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 7, 2020	January 24, 2020	February 6, 2020	$0.56	$6,262
August 27, 2019	September 13, 2019	September 26, 2019	0.56	5,323
May 28, 2019	June 13, 2019	June 27, 2019	0.55	4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176
Total dividends declared			$2.21	$20,097

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 27, 2018	December 17, 2018	January 2, 2019	$0.53	$3,980
August 28, 2018	September 17, 2018	September 27, 2018	0.52	3,876
May 30, 2018	June 15, 2018	June 27, 2018	0.51	3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129
Total dividends declared			$2.06	$14,189

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 29, 2017	December 15, 2017	December 27, 2017	$0.49	$3,052
August 28, 2017	September 15, 2017	September 26, 2017	0.48	2,866
May 30, 2017	June 15, 2017	June 27, 2017	0.47	2,792
February 28, 2017	March 15, 2017	March 28, 2017	0.46	2,666
Total dividends declared			$1.90	$11,376

*Total	amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 28, 2022, February 28, 2021, February 29, 2020, February 28, 2019 and February 28, 2018:

Per share data	February 28, 2022	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018
Net asset value at beginning of period	$27.25	$27.13	$23.62	$22.96	$21.97
Adoption of ASC 606	-	-		(0.01)	-
Net asset value at beginning of period, as adjusted	27.25	27.13	23.62	22.95	21.97
Net investment income(1)	1.74	2.07	1.59	2.60	2.11
Net realized and unrealized gains (losses) on investments(1)	2.46	(0.74)	4.56	0.03	0.82
Realized losses on extinguishment of debt*	(0.21)	(0.01)	(0.17)	-	-
Net increase in net assets resulting from operations	3.99	1.32	5.98	2.63	2.93
Distributions declared from net investment income	(1.93)	(1.23)	(2.21)	(2.06)	(1.90)
Total distributions to stockholders	(1.93)	(1.23)	(2.21)	(2.06)	(1.90)
Issuance of common stock above net asset value(2)	-	-	-	0.15	-
Repurchases of common stock(3)	0.01	0.13	-	-	-
Dilution(4)	-	(0.10)	(0.26)	(0.05)	(0.04)
Net asset value at end of period	$29.33	$27.25	$27.13	$23.62	$22.96
Net assets at end of period	$355,780,523	$304,185,770	$304,286,853	$180,875,187	$143,691,367
Shares outstanding at end of period	12,131,350	11,161,416	11,217,545	7,657,156	6,257,029
Per share market value at end of period	$27.47	$23.08	$22.91	$23.04	$21.86
Total return based on market value(5)	28.19%	7.63%	9.28%	16.11%	5.28%
Total return based on net asset value(6)	15.88%	7.31%	26.22%	13.33%	14.45%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)*	6.05%	7.77%	6.31%	11.22%	9.37%
Ratio of loss on extinguishment of debt to average net assets(7)	0.74%	0.04%	0.67%	-	-
Expenses:
Ratio of operating expenses to average net assets(7)	5.81%	5.39%	6.25%	6.98%	7.81%
Ratio of incentive management fees to average net assets(7)	3.58%	1.65%	6.01%	3.00%	3.19%
Ratio of interest and debt financing expenses to average net assets(7)	6.03%	4.56%	6.23%	8.05%	8.05%
Ratio of total expenses to average net assets(7)*	15.42%	11.60%	18.49%	18.03%	19.05%
Portfolio turnover rate(8)	33.59%	25.26%	36.82%	35.26%	19.73%
Asset coverage ratio per unit(9)	2,092	3,471	6,071	2,345	2,930
Average market value per unit
Revolving Credit Facility(10)	N/A	N/A	N/A	N/A	N/A
SBA Debentures Payable(10)	N/A	N/A	N/A	N/A	N/A
7.50% Notes Payable 2020	N/A	N/A	N/A	N/A	N/A
6.75% Notes Payable 2023(11)	N/A	N/A	N/A	$25.74	$26.05
6.25% Notes Payable 2025(12)	N/A	$24.24	$25.75	$24.97	N/A
7.25% Notes Payable 2025	$26.18	$25.77	N/A	N/A	N/A
7.75% Notes Payable 2025(10)	N/A	N/A	N/A	N/A	N/A
4.275% Notes Payable(10)	N/A	N/A	N/A	N/A	N/A
4.35% Notes Payable(10)	N/A	N/A	N/A	N/A	N/A
6.25% Notes Payable 2027(10)	N/A	N/A	N/A	N/A	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity. See Note 13, Dividend.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Ratios are not annualized.

(8)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(9)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(10)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025 and 6.25% Notes Payable 2027 are not registered for public trading.

(11)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

(12)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

Note 15. Selected Quarterly Data (Unaudited)

	2022
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$18,980	$16,502	$18,442	$16,816
Net investment income	5,796	5,197	6,393	2,556
Net realized and unrealized gain (loss)	2,725	3,908	3,101	18,493
Realized losses on extinguishment of debt*	(2,434)	(118)	(1,552)	-
Net increase in net assets resulting from operations	8,404	8,340	7,942	21,049
Net investment income per common share	$0.48	$0.45	$0.57	$0.23
Net realized and unrealized gain (loss) per common share	$0.23	$0.34	$0.29	$1.66
Dividends declared per common share	$0.53	$0.52	$0.44	$0.43
Net asset value per common share	$29.33	$29.17	$28.97	$28.70

	2021
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$16,214	$14,283	$13,856	$13,297
Net investment income	4,289	4,471	5,335	9,018
Net realized and unrealized gain (loss)	5,096	1,895	16,476	(31,674)
Realized losses on extinguishment of debt*	(129)	-	-	-
Net increase in net assets resulting from operations	9,256	6,366	21,811	(22,656)
Net investment income per common share	$0.38	$0.40	$0.48	$0.80
Net realized and unrealized gain (loss) per common share	$0.46	$0.17	$1.48	$(2.82)
Dividends declared per common share	$0.42	$0.41	$0.40	$-
Net asset value per common share	$27.25	$26.84	$26.68	$25.11

	2020
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$17,613	$14,196	$13,888	$12,751
Net investment income	1,649	4,575	4,956	3,681
Net realized and unrealized gain (loss)	26,727	9,142	2,624	3,968
Realized losses on extinguishment of debt*	(1,583)	-	-	-
Net increase in net assets resulting from operations	26,793	13,717	7,580	7,649
Net investment income per common share	$0.15	$0.46	$0.59	$0.48
Net realized and unrealized gain (loss) per common share	$2.39	$0.91	$0.31	$0.51
Dividends declared per common share	$0.56	$0.56	$0.55	$0.54
Net asset value per common share	$27.13	$25.30	$24.47	$24.06

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

Subsequent to February 28, 2022, the global outbreak of the coronavirus pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended February 28, 2022. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.5 million after deducting underwriting commissions of $2.7 million and offering costs of approximately $0.3 million.  The issuance included the underwriters’ option to purchase an additional $12.5 million aggregate principal amount of 6.00% 2027 Notes within 30 days. The 6.00% 2027 Notes will be listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per share.  Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year, beginning August 31, 2022. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. The Company may use the net proceeds from this offering to redeem all of the outstanding 7.25% fixed-rate notes due 2025, which are callable by the Company commencing June 24, 2022.

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

Independent Auditor’s Report

To the Board of Directors

Saratoga Investment Corp. CLO 2013-1, Ltd.

Opinion

We have audited the financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd. (the “Fund”), which comprise the statements of assets and liabilities, including the schedules of investments, as of February 28, 2022 and 2021, and the related statements of operations, changes in net assets, and cash flows for the years then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. as of February 28, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (“GAAS”). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Other Matter - 2020 Financial Statements Audited by Another Auditor

The financial statements of the Fund for the year ended February 29, 2020, were audited by another auditor who expressed an unmodified opinion on those statements dated May 6, 2020.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for one year after the date that the financial statements are available to be issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ CohnReznick LLP

Chicago, Illinois

May 4, 2022

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 28, 2022	February 28, 2021

ASSETS
Investments at fair value
Loans at fair value (amortized cost of $653,022,265 and $594,722,350, respectively)	$638,929,660	$591,518,866
Equities at fair value (amortized cost of $0 and $527,124, respectively)	33,690	501,175
Total investments at fair value (amortized cost of $653,022,265 and $595,249,474, respectively)	638,963,350	592,020,041
Cash and cash equivalents	6,171,793	114,145,406
Receivable from open trades	9,152,660	1,901,754
Interest receivable (net of reserve of $0 and $35,000, respectively)	2,062,856	1,497,333
Prepaid expenses and other assets	100,067	118,868
Total assets	$656,450,726	$709,683,402

LIABILITIES
Interest payable	$1,659,776	$124,233
Payable from open trades	18,794,627	66,298,568
Accrued base management fee	72,510	6,930
Accrued subordinated management fee	290,040	27,715
Accounts payable and accrued expenses	58,716	809,760
Due to Affiliate	-	2,600,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(268,301)	(292,368)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,787,348)	(3,037,380)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	17,875,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	-
Deferred debt financing costs	(2,086,928)	(2,276,780)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(44,084,883)	(48,039,412)
Total liabilities	$693,648,209	$738,221,266
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(37,197,733)	(28,538,114)
Total net assets	(37,197,483)	(28,537,864)
Total liabilities and net assets	$656,450,726	$709,683,402

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the year ended
	February 28, 2022	February 28, 2021	February 29, 2020
INVESTMENT INCOME
Total interest from investments	30,767,008	27,100,908	32,413,402
Interest from cash and cash equivalents	691	3,835	98,964
Other income	710,708	729,235	416,089
Total investment income	31,478,407	27,833,978	32,928,455

EXPENSES
Interest and debt financing expenses	24,220,477	25,903,182	28,511,147
Base management fee	652,517	501,526	500,761
Subordinated management fee	2,610,073	2,006,101	2,003,043
Professional fees	255,521	454,136	322,170
Trustee expenses	262,632	213,212	194,169
Other expense	243,511	55,702	71,096
Total expenses	28,244,731	29,133,859	31,602,386
NET INVESTMENT INCOME (LOSS)	3,233,676	(1,299,881)	1,326,069

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(1,063,813)	(10,922,627)	(4,795,185)
Net change in unrealized appreciation (depreciation) on investments	(10,829,482)	21,775,577	(13,733,384)
Net realized and unrealized gain (loss) on investments	(11,893,295)	10,852,950	(18,528,569)
Realized losses on extinguishment of debt	-	(2,988,764)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(8,659,619)	$6,564,305	$(17,202,500)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the year ended
	February 28, 2022	February 28, 2021	February 29, 2020
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income (loss)	$3,233,676	$(1,299,881)	$1,326,069
Net realized gain (loss) from investments	(1,063,813)	(10,922,627)	(4,795,185)
Realized losses on extinguishment of debt	-	(2,988,764)	-
Net change in unrealized appreciation (depreciation) on investments	(10,829,482)	21,775,577	(13,733,384)
Net increase (decrease) in net assets resulting from operations	(8,659,619)	6,564,305	(17,202,500)
Total increase (decrease) in net assets	(8,659,619)	6,564,305	(17,202,500)
Net assets at beginning of period	(28,537,864)	(35,102,169)	(17,899,669)
Net assets at end of period	$(37,197,483)	$(28,537,864)	$(35,102,169)

See accompanying notes to financial statements.

Saratoga Investment Corp.

CLO 2013-1, Ltd.

Statements of Cash Flows

	For the year ended
	February 28, 2022	February 28, 2021	February 29, 2020
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(8,659,619)	$6,564,305	$(17,202,500)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(609,083)	261,032	386,212
Net accretion of discount on investments	(3,151,234)	(2,346,642)	(1,623,059)
Amortization of discount and deferred debt financing costs	4,418,481	3,211,790	2,751,310
Realized Loss on extinguishment of debt	-	2,988,764	-
Net realized (gain) loss from investments	1,063,813	10,922,627	4,795,185
Net change in unrealized (appreciation) depreciation on investments	10,829,482	(21,775,577)	13,733,384
Proceeds from sales and repayments of investments	247,233,353	142,702,281	210,110,101
Purchases of investments	(302,309,641)	(220,783,828)	(229,996,697)
(Increase) decrease in operating assets:
Interest receivable	(565,523)	(202,810)	809,972
Receivable from open trades	(7,250,906)	8,517,946	(2,564,391)
Other assets	18,801	(34,342)	(84,526)
Increase (decrease) in operating liabilities:
Interest and debt fees payable	1,535,543	(1,965,955)	(2,873,284)
Payable for open trades	(47,503,941)	29,625,097	10,441,224
Accrued base management fee	65,580	(47,511)	(53,978)
Accrued subordinated management fee	262,325	(190,051)	(215,909)
Accounts payable and accrued expenses	(751,044)	727,938	(1,139,288)
Directors fees payable	-	-	-
Due to affiliate	(2,600,000)	2,600,000	(1,673,747)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(107,973,613)	(39,224,936)	(14,399,991)

Financing activities
Borrowings on debt	-	627,359,912	5,100,000
Paydowns on debt	-	(475,100,000)	-
Deferred debt financing costs paid	-	(7,970,611)	(114,621)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	144,289,301	4,985,379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,973,613)	105,064,365	(9,414,612)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,145,406	9,081,041	18,495,653
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,171,793	$114,145,406	$9,081,041

Supplemental Information:
Interest paid during the period	$18,266,452	$24,657,347	$28,633,121

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-	-	-	-	-	32,832	-	-
J Jill Common Stock	Retail	Common stock	Equity	-	-	-	-	-	2,107	-	33,691
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	2/7/2029	500,000	497,530	493,750
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	4/30/2025	1,930,276	1,925,558	1,892,886
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	8/11/2028	2,000,000	1,981,559	1,977,920
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	2,737,038	2,723,587	2,686,403
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	1,483,686	1,476,852	1,470,704
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	285,714	283,586	283,571
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	10/18/2027	2,985,000	2,885,411	2,962,135
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,469,671	1,464,591	1,460,485
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.30%	8/15/2025	4,789,642	4,670,148	4,705,823
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	3/10/2028	493,763	490,886	489,442
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,640,863	1,644,874
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	2/4/2028	248,125	247,608	245,217
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	3/12/2026	2,147,859	2,130,749	2,110,271
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD LIBOR+	5.50%	0.00%	5.72%	2/10/2027	4,439,454	4,407,744	4,412,639
Alliant Holdings I, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	11/5/2027	997,500	996,393	987,944
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	5/12/2028	1,995,000	1,985,516	1,966,412
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,220,031	1,102,497
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2028	496,250	494,097	485,084
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	3,012,861	3,011,323	3,011,355
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/3/2028	1,990,000	1,984,442	1,954,558
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	3/18/2027	1,976,415	1,967,087	1,956,651

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	1,980,006	1,957,163	1,946,900
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	8/11/2025	967,500	964,919	832,253
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	475,113	474,420	406,882
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	7/18/2026	987,342	979,469	972,532
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	6.75%	11/19/2027	3,000,000	2,943,100	3,000,000
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	1,975,000	1,947,406	1,965,125
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	500,000	493,024	498,125
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	10/1/2026	1,950,000	1,942,029	1,927,575
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	5/14/2027	828,378	821,051	826,655
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	5/15/2026	2,969,543	2,937,176	2,887,881
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/6/2028	992,500	983,643	982,575
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	8/15/2025	989,796	989,796	982,066
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	10/21/2028	1,496,250	1,492,669	1,481,288
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	1/15/2027	2,331,250	2,268,549	2,279,776
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	4/1/2028	1,753,715	1,746,008	1,743,491
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	9/23/2028	872,611	868,610	855,526
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	9/22/2028	-	(601)	(2,494)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	12/6/2027	1,500,000	1,490,625	1,473,570

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,341,474	3,103,833
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	10/1/2025	2,436,164	2,430,830	2,425,518
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	4.00%	0.50%	4.50%	10/7/2028	100,000	99,530	99,542
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	9/7/2027	987,500	983,579	973,458
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/12/2027	1,000,000	996,250	984,580
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	2/12/2027	995,006	995,006	978,837
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	2/12/2027	500,000	498,811	491,875
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/15/2028	3,000,000	2,971,643	2,968,140
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.13%	0.00%	3.33%	11/3/2023	266,824	266,095	264,767
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	12/18/2026	2,995,112	2,984,120	2,939,882
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	2/15/2029	1,282,609	1,276,322	1,269,462
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	N/A	N/A	N/A	N/A	2/15/2029	-	-	(2,228)
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan (Sybil Software)	Loan	3M USD LIBOR+	2.00%	0.00%	2.22%	3/22/2028	1,925,000	1,920,766	1,916,819
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	4.44%	12/15/2027	1,755,766	1,747,367	1,739,859
Avaya, Inc.	Telecommunications	Term Loan B-2 (2/21)	Loan	1M USD LIBOR+	4.00%	0.00%	4.19%	12/15/2027	1,000,000	1,000,000	988,590
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.75%	0.00%	5.97%	1/31/2026	3,405,995	3,370,219	3,371,935

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	900,020	990,630
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	12/1/2027	495,000	490,860	491,466
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	6.75%	9/20/2027	500,000	485,751	495,000
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	10/10/2026	706,458	701,732	701,605
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	11/19/2026	1,470,000	1,438,969	1,440,968
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.25%	0.00%	4.75%	2/1/2029	1,000,000	995,000	992,500
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	10/14/2027	1,238,775	1,225,981	1,222,522
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	4/6/2026	248,092	247,897	246,851
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	4/13/2028	1,985,000	1,967,341	1,968,247
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	1/24/2029	1,890,909	1,889,030	1,873,191
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Delayed Draw Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	1/24/2029	109,091	109,048	108,069
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	4/23/2026	989,873	983,805	967,601
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	4/23/2026	1,480,053	1,470,897	1,464,335
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,443,339	2,437,898	2,437,230
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	3/4/2028	992,500	990,307	983,200
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	5/24/2027	1,470,049	1,461,460	1,442,486

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	10/2/2025	522,846	522,846	516,310
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.47%	9/5/2025	967,500	964,897	959,034
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	3.66%	3/5/2026	992,500	992,500	980,342
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	1/22/2027	2,979,108	2,973,591	2,930,697
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,477,538	1,479,743	1,453,528
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	11/1/2026	1,970,088	1,958,262	1,946,565
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	2,487,500	2,465,358	2,475,063
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.71%	1/4/2026	682,500	673,958	681,005
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	5,393,388	5,246,921	4,159,650
CareStream Health, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,184,163	2,181,757	2,184,163
Casa Systems, Inc	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,391,125	1,387,217	1,349,391
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	1/27/2027	1,980,130	1,968,915	1,934,864
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	995,000	992,948	963,906
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/16/2028	250,000	249,432	246,875
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/17/2027	248,125	246,017	245,257
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/5/2028	992,500	988,070	986,297
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.71%	9/25/2025	2,425,000	2,412,003	2,371,456
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/14/2026	2,992,500	2,966,179	2,985,019

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	8/27/2028	931,998	923,210	923,647
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/15/2027	3,929,899	3,924,411	3,823,045
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/3/2025	915,661	880,331	896,780
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	3/17/2028	496,250	495,147	489,427
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	5/17/2028	995,000	986,097	987,538
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	2.69%	2/2/2028	4,962,500	4,957,863	4,911,089
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	4/30/2026	1,267,812	1,259,559	1,253,549
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	5.00%	8/9/2026	3,474,709	3,452,852	3,457,336
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	6.01%	2/7/2025	925,000	919,273	811,688
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	5/14/2028	487,192	486,099	482,929
Compass Power Generation, LLC	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,707,152	1,704,898	1,686,120
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	10/16/2028	1,000,000	990,409	990,310
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,947,500	2,823,770	2,906,972
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/2/2027	714,005	705,262	704,187
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	1/31/2028	4,000,000	3,986,739	3,914,280

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/19)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	1,872,727	1,852,319	1,857,127
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	6/2/2028	2,493,750	2,482,238	2,459,461
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	3/2/2027	1,980,000	1,980,000	1,913,175
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	4.00%	3/24/2028	3,967,481	3,944,804	3,898,050
CROCS INC	Consumer goods: Durable	Term Loan	Loan	3M USD SOFR+	3.50%	0.50%	4.03%	1/26/2029	1,000,000	995,000	987,500
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	6M USD LIBOR+	4.00%	0.75%	4.81%	9/15/2027	497,500	497,013	495,634
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	4/27/2027	2,404,110	2,382,506	2,402,114
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	7/15/2025	1,934,010	1,919,923	1,873,263
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	1/15/2026	485,000	484,359	469,946
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.69%	4/15/2027	490,000	490,000	475,035
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	1,980,000	1,929,799	1,952,775
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/5/2028	1,488,750	1,482,131	1,473,863
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	10/16/2026	1,484,887	1,484,887	1,477,046
Dealer Tire, LLC	Automotive	Term Loan B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	12/12/2025	2,940,000	2,935,370	2,926,211
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/31/2025	6,315,361	6,274,862	6,148,699
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	10/4/2028	840,000	836,119	828,450
DexKo Global, Inc. (Dragon Merger) (a)	Automotive	Delayed Draw Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	10/4/2028	130,905	134,906	132,706
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Term Loan	Loan	Prime+	2.25%	0.00%	5.50%	8/24/2026	3,408,970	2,964,398	1,264,728

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	8/2/2027	3,910,000	3,874,543	3,896,823
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/25/2028	497,500	493,121	493,769
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	11/30/2028	840,645	832,557	837,140
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	5.75%	12/15/2028	3,000,000	2,970,701	2,944,500
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/1/2028	6,500,000	6,454,552	6,467,500
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	8/21/2025	3,876,012	3,865,362	3,838,880
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	6M USD LIBOR+	3.50%	0.50%	4.00%	8/16/2028	1,000,000	995,320	989,250
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/23/2028	2,000,000	1,995,444	1,978,500
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	4/7/2028	2,210,766	2,203,181	2,190,603
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	6/26/2025	1,903,934	1,903,934	1,874,575
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	500,000	497,610	494,455
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.71%	12/14/2025	2,341,935	2,266,272	2,334,137
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	3.50%	1/26/2029	750,000	746,250	742,688
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	3/27/2028	2,347,110	2,338,792	2,264,421
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	2/10/2028	2,487,500	2,476,721	2,394,219
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	10/10/2025	4,850,000	4,844,205	3,516,638
Equiniti Group PLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	12/11/2028	500,000	495,392	497,085
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	2/18/2027	1,967,959	1,967,595	1,945,820

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	6/27/2025	3,793,978	3,787,136	3,743,708
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	3/30/2027	4,962,500	4,891,260	4,925,281
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	2/1/2027	5,200,639	5,184,839	5,109,628
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/21/2028	730,392	725,495	719,663
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/21/2028	269,608	267,800	265,647
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,325,610	1,235,292
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	7/3/2024	494,872	494,493	488,122
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	3/10/2026	815,445	808,696	813,406
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.50%	8/1/2025	4,353,736	4,335,125	4,310,199
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	1/29/2027	1,970,000	1,966,736	1,927,428
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/28/2028	1,496,250	1,489,649	1,470,066
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,392,656	2,376,261	2,370,715
General Nutrition Centers, Inc. (d)	Retail	Second Lien Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.11%	10/7/2026	376,605	376,605	351,342
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.22%	12/30/2026	1,473,750	1,468,685	1,451,305
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,922,786	3,717,418	3,615,828
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/27/2025	3,775,280	3,197,869	3,684,031

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	12/27/2024	2,900,607	2,887,935	2,889,730
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/13/2025	4,353,750	4,353,165	4,065,314
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	11/29/2025	4,938,649	4,748,435	4,788,959
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	8/10/2027	1,979,899	1,979,899	1,948,657
Go Wireless Holdings, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	2,846,753	2,824,354	2,828,961
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	6.00%	11/23/2027	2,000,000	1,980,672	1,980,000
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/7/2027	972,314	966,607	961,647
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/6/2028	990,019	985,574	984,079
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	4/12/2024	2,844,231	2,829,223	2,826,454
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	3.27%	1/24/2029	250,000	249,378	248,063
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	2/24/2028	3,870,741	3,867,368	3,845,581
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	10/19/2027	3,473,618	3,452,200	3,414,393
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan (08/21)	Loan	3M USD LIBOR+	7.75%	1.00%	8.75%	6/16/2026	1,262,555	1,260,655	1,121,149
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	226,716	226,626	218,895
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	3,514,399	3,506,291	3,471,101
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	67,342	67,342	56,947
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/18/2025	3,550,000	3,541,488	3,505,625
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	11/17/2028	2,137,500	2,127,187	2,117,899

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Holley Purchaser, Inc (a)	Automotive	Delayed Draw Term Loan	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	11/17/2028	106,875	106,875	103,602
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	2,174,152	2,164,312	2,148,192
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	3.30%	3/17/2028	5,955,000	5,902,173	5,843,344
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	4,860,079	4,848,914	4,811,478
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/1/2028	2,000,000	1,990,546	1,973,760
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/6/2028	2,238,141	2,237,925	2,221,355
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2026	995,000	991,113	983,189
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	3.00%	10/27/2028	500,000	499,441	493,440
Ingram Micro Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	6/30/2028	1,492,500	1,478,709	1,483,172
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,386,129	3,343,519	3,356,501
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	2/4/2027	491,250	489,509	487,973
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	4/7/2028	4,368,033	4,346,269	4,018,591
INSTRUCTURE HOLDINGS, INC.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.50%	3.27%	10/21/2028	500,000	498,797	492,500
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,427,552	2,401,608	1,775,900
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.67%	3/14/2025	2,949,539	2,931,462	2,870,285
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,574,907	1,573,650	1,409,542
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	1/31/2028	3,960,000	3,954,873	3,906,778
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/1/2028	995,000	990,570	945,250

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,154,019	4,125,538	3,620,933
KAR Auction Services, Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.50%	9/19/2026	244,375	243,989	241,931
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD LIBOR+	4.75%	0.50%	5.55%	2/12/2026	1,488,750	1,482,629	1,391,981
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	3/13/2028	496,250	494,732	489,054
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	9/1/2027	496,250	486,145	491,288
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Priority Exit PIK Term Loan (9/20)	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	299,904	288,132	300,054
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	2nd Out Take Back PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	616,465	528,040	592,115
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	818,373	540,076	720,987
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	869,977	228,303	594,847
Lealand Finance Company B.V. (d)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	1.21%	6/30/2025	334,753	334,753	155,422
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	475,000	474,352	449,616
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,694,077	2,673,038	2,667,136
Lightstone Generation LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,594	1,099,212
Lightstone Generation LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,542	61,997
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	12M USD LIBOR+	4.75%	0.00%	5.50%	3/17/2028	995,000	991,612	991,269
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	4.89%	8/31/2027	3,960,000	3,897,792	3,888,482

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LOYALTY VENTURES INC.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	11/3/2027	3,340,141	3,320,925	3,294,214
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	11/11/2026	1,220,308	1,218,289	1,200,857
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	4.25%	10/16/2028	250,000	248,837	246,875
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,234,660	2,228,836	2,208,582
MAGNITE, INC.	Services: Business	Term Loan	Loan	6M USD LIBOR+	5.00%	0.75%	5.75%	4/28/2028	1,990,000	1,935,905	1,980,050
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	8/29/2025	1,317,074	1,317,074	1,290,403
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	2.22%	2/15/2027	250,000	249,562	244,895
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.71%	2/28/2025	3,392,071	3,369,794	3,375,823
McAfee, LLC	Services: Business	Term Loan B	Loan	Prime+	2.75%	0.00%	6.00%	9/30/2024	1,642,423	1,638,322	1,638,054
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	3M USD LIBOR+	4.75%	0.50%	5.26%	7/28/2028	1,995,000	1,976,108	1,975,050
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	11/17/2028	500,000	492,500	496,250
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/22/2027	993,756	990,577	976,366
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	3/1/2026	3,381,477	3,366,633	3,341,677
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/8/2028	2,492,500	2,474,302	2,312,492
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan (6/21)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	8/15/2025	3,801,560	3,774,075	3,782,552
MJH Healthcare Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan B (01/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	1/28/2029	250,000	248,782	247,500
MKS Instruments, Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	2/2/2026	868,529	863,296	862,562
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	9/20/2024	351,484	351,116	348,848
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	9/30/2024	2,842,097	2,812,930	2,765,730
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+	3.00%	0.50%	3.50%	11/17/2028	3,000,000	2,992,613	2,950,710
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.75%	11/14/2025	3,472,277	3,448,686	3,411,513
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	2,763,891	2,753,599	2,704,771
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	87,464	87,078	85,593
National Mentor Holdings, Inc. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan 2/21	Loan	N/A	N/A	N/A	N/A	3/2/2028	-	-	(2,758)
Neenah, Inc.	Forest Products & Paper	Term Loan B (03/21)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	4/6/2028	1,990,000	1,981,133	1,960,150
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	6M USD LIBOR+	6.00%	0.75%	6.75%	7/13/2027	1,000,000	998,828	997,500
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	9/18/2026	1,113,795	1,103,364	1,107,146
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD WIBOR+	5.50%	1.00%	6.50%	8/9/2024	1,725,340	1,717,025	1,690,834
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	Term Loan	Loan	12M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	871,151	869,399	842,838
NorthPole Newco S.a.r.l (b), (d)	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.22%	3/3/2025	5,348,887	5,028,659	1,537,805
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	2.00%	0.50%	2.50%	1/28/2029	1,500,000	1,492,500	1,480,620
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	5.75%	12/22/2028	1,555,556	1,540,210	1,540,000

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Novae LLC (a)	Automotive	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	12/22/2028	-	-	(4,444)
Novolex Holdings, Inc (Flex Acquisition)	Containers, Packaging & Glass	Term Loan (02/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/2/2028	987,555	983,296	983,437
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	9/29/2025	2,238,750	2,234,198	2,210,766
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.75%	0.50%	4.25%	2/23/2029	1,000,000	997,500	996,250
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	6M USD LIBOR+	3.00%	0.50%	3.50%	6/2/2028	2,410,417	2,399,629	2,397,617
Pacific Gas and Electric Company	Utilities: Electric	Term Loan	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,479,969	1,474,197	1,449,999
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	9/20/2028	997,500	992,792	984,473
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	7/6/2028	941,176	932,470	934,118
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/7/2028	497,500	494,346	493,520
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/30/2027	491,473	482,640	486,804
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	5/29/2026	809,038	806,361	800,188
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	4.00%	0.50%	4.50%	2/4/2029	1,000,000	997,500	989,580
PECF USS INTERMEDIATE HOLDING III CORPORATION	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	12/15/2028	100,000	99,777	99,391
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD LIBOR+	3.50%	0.00%	3.84%	12/28/2028	1,302,632	1,296,159	1,291,234
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	N/A	N/A	N/A	N/A	12/28/2028	-	-	(1,727)
Penn National Gaming	Hotel, Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,762,675	1,715,292	1,746,370
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	5,459,994	5,439,162	5,425,869
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	4.50%	12/23/2028	2,000,000	1,980,245	1,985,000
Ping Identity Corporation	High Tech Industries	Term Loan B (11/21)	Loan	6M USD SOFR+	3.75%	0.50%	4.45%	11/22/2028	1,000,000	995,074	990,000
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	3/17/2028	2,977,500	2,960,793	2,944,003
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,515,981	3,504,837
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	11/17/2028	2,000,000	1,990,299	1,974,380
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	3/13/2028	4,466,250	4,457,371	4,415,513
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	2/2/2029	2,000,000	1,990,000	1,968,340

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/29/2027	496,250	494,183	486,945
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,458,750	5,404,639	5,333,635
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	12/15/2028	3,000,000	2,975,633	2,973,000
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	1/22/2027	492,500	491,700	488,038
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	6M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,556,300	3,553,818	3,513,837
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.75%	1.00%	6.75%	4/27/2027	2,985,000	2,957,411	2,973,806
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	496,248	494,100	487,832
Project Leopard Holdings Inc	High Tech Industries	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/5/2024	495,000	494,242	492,678
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	481,388	480,315	474,017
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/12/2027	485,075	483,298	475,374
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	1/19/2029	2,000,000	1,980,237	1,968,760
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	2/15/2028	496,250	494,141	480,519
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	4/24/2028	997,500	995,328	985,720
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	5/30/2025	2,969,141	2,946,381	2,922,496
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.81%	2/17/2028	993,744	991,647	973,869
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	4,343,378	4,268,021	4,251,082
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,488,750	1,486,251	1,481,306
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	4/30/2024	3,084,702	3,078,180	3,067,366
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	10/20/2028	3,497,500	3,489,704	3,456,509
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	1/29/2027	1,291,932	1,290,988	1,271,829
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	2/5/2026	3,465,000	3,449,546	3,406,545
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	962,500	961,492	877,800
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	11/28/2025	2,905,190	2,897,593	2,876,138
Russell Investments US Inst'l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	6/2/2025	5,637,965	5,601,072	5,592,185

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	4.50%	2/8/2028	1,985,000	1,967,852	1,951,513
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	9/1/2027	493,750	487,862	489,583
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	5.50%	3/10/2028	2,483,744	2,427,454	2,458,906
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	7/5/2024	748,409	746,932	740,925
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	4/25/2025	987,538	967,436	979,519
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	4/20/2028	2,985,000	2,969,212	2,895,450
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	4.00%	2/3/2029	500,000	498,750	496,460
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	2.14%	11/2/2028	1,000,000	997,653	993,440
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	6/16/2028	498,750	496,482	492,206
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	8/28/2028	1,995,000	1,985,688	1,981,294
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/18/2028	785,769	784,048	780,528
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.80%	1/23/2025	490,000	490,000	472,238
Sotheby's	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/15/2027	3,256,472	3,207,096	3,240,190
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/2/2028	2,000,000	1,990,687	1,985,000
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	3/31/2028	1,995,000	1,977,135	1,975,050
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/3/2028	496,250	495,145	494,389
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	3/4/2028	2,977,500	2,962,439	2,958,474
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.26%	5/12/2028	3,600,000	3,594,517	3,571,488
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	190,170	189,956	186,819
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	154,375	154,203	151,655
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	477,615	477,001	469,376
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/22/2028	640,250	634,225	637,503
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	4/16/2026	4,386,462	4,265,782	4,154,813
Stars Group Inc. (The)	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	2.47%	7/21/2026	1,995,000	1,990,864	1,972,776

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Storable, Inc	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	4/17/2028	500,000	498,861	494,375
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	12/1/2028	1,000,000	990,274	995,940
Sylvamo Corporation	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	8/18/2028	1,093,333	1,082,992	1,085,133
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	4/24/2028	2,495,000	2,493,770	2,465,684
Syniverse Holdings, Inc.	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	2/1/2029	500,000	495,000	499,375
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.27%	7/7/2028	1,000,000	997,633	986,250
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	6.25%	7/15/2025	4,428,522	4,355,261	4,383,129
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	10/1/2025	1,455,000	1,447,215	1,444,088
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,920,000	1,918,652	1,881,600
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	2/6/2026	1,000,000	998,750	988,330
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	3.44%	1/5/2029	250,000	248,180	246,668
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	4.67%	12/19/2025	4,869,796	4,863,346	4,829,231
The Octave Music Group, Inc (Touchtunes)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.00%	5/29/2025	2,893,526	2,872,208	2,871,824
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	3.25%	2/1/2026	2,810,435	2,763,310	2,797,563
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	495,000	489,079	487,575
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	12/1/2028	870,968	868,877	860,804
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	8/22/2024	4,024,167	4,026,414	3,959,700
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	1/25/2024	2,412,500	2,411,191	2,268,353
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	1,492,500	1,485,884	1,454,352
Tronox Pigments (Netherlands) B.V.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	2.47%	3/10/2028	346,923	346,183	341,719
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	964,241	957,748	961,830
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/25/2027	3,947,943	3,909,627	3,905,740
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	8/27/2025	884,205	880,505	882,366
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	471,432	490,853

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	10/22/2025	1,624,974	1,562,482	1,616,166
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	920,843	915,490	826,457
Univar Inc.	Chemicals, Plastics, & Rubber	Term Loan B6	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	6/2/2028	1,990,000	1,980,782	1,974,458
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	3/15/2026	2,471,487	2,464,765	2,451,913
US Ecology, Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	11/2/2026	490,000	489,302	488,040
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	1/20/2028	1,847,121	1,844,606	1,827,264
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	1M USD SOFR+	5.00%	0.75%	5.75%	1/19/2029	250,000	248,777	248,124
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.50%	8/20/2025	1,382,319	1,377,042	1,354,672
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	12/6/2028	1,000,000	995,345	992,080
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	Daily SOFR+	3.00%	0.50%	3.50%	1/12/2029	3,100,888	3,092,414	3,071,833
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	9/28/2028	2,992,500	2,982,995	2,971,942
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.87%	12/31/2025	907,176	906,677	890,075
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	5/6/2026	486,250	485,567	480,779
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	6M USD LIBOR+	3.25%	0.00%	3.60%	3/19/2028	2,339,327	2,336,223	2,322,951
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	476,250	476,250	411,837
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	2.33%	1/20/2028	1,250,000	1,249,760	1,234,763
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/15/2025	489,822	488,550	469,004
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	3/2/2028	2,481,250	2,470,270	2,452,294

Saratoga Investment Corp. CLO 2013-1 Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,086,078	1,047,433	967,424
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,599,274	2,562,059	2,301,449
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/31/2028	2,985,000	2,974,005	2,937,419
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	3/27/2028	1,985,000	1,949,907	1,966,401
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	12/22/2028	7,424,013	7,399,065	7,355,340
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	6/8/2028	2,741,617	2,730,066	2,719,355
ZEBRA BUYER LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	887,097	883,013	882,661
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.14%	1/25/2027	968,914	968,914	954,622
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	2.50%	1/19/2029	500,000	498,783	493,440

										$653,022,265	$638,963,350

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	6,171,793	$6,171,793	$6,171,793
Total cash and cash equivalents	6,171,793	$6,171,793	$6,171,793

(a) All or a portion of this investment has an unfunded commitment as of February 28, 2022

(b) As of February 28, 2022, the investment was in default and on non-accrual status.

(c) Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of February 28, 2022.

(d) Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

WIBOR - Warsaw Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2022 was 0.23%.

2M USD LIBOR—The 2 month USD LIBOR rate as of February 28, 2022 was 0.50%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2022 was 0.51%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2022 was 0.80%.

12M USD LIBOR - The 12 month USD LIBOR rate as of February 28, 2022 was 1.28%.

3 PL WIBOR - The 3 month PL WIBOR rate as of February 28, 2022 was 3.65%.

Daily SOFR- The daily SOFR rate as of February 28, 2022 was 0.05%.

1M SOFR - The 1 month SOFR rate as of February 28, 2022 was 0.05%.

3M SOFR - The 3 month SOFR rate as of February 28, 2022 was 0.04%.

Prime—The Prime Rate as of February 28, 2022 was 3.25%.

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
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

Saratoga Investment Corp. CLO 2013 -1 Ltd.
Schedule of Investments
February 28, 2021

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

12M USD LIBOR - The 12 month USD LIBOR rate as of February 28, 2021 was 0.28%

3M PL WIBOR - The 3 month PL WIBOR rate as of February 28, 2021, was 0.21%

Prime—The Prime Rate as of February 28, 2021 was 3.25%.

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Purpose

Saratoga Investment Corp. CLO 2013-1, Ltd. (the “Issuer”, “we”, “our”, “us”, “CLO” and “Saratoga CLO”), an exempted company with limited liability incorporated under the laws of the Cayman Islands was formed on November 28, 2007 and commenced operations on January 22, 2008. The Issuer was established to acquire or participate in U.S. dollar-denominated corporate debt obligations. The “Company” refers to Saratoga Investment Corp.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At February 28, 2022, the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Note at par as a non cash transaction. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services—Investment Companies.” There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2022.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Investment Manager to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosed at the date of the financial statements, including the fair value of investments, and the amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2022 and February 28, 2021, cash and cash equivalents amounted to $6.2 million and $114.1 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

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

Payment-in-Kind Interest

The Issuer holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020 we recorded $0.6 million, $0.3 million and $0.4 in PIK interest.

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

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the Issuer paid $0.3 million, $0.2 million and $0.2 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, $5.2 million, $7.9 million and $4.6 million of payments to the Subordinated Notes were included in interest and debt financing expenses on the statements of operations, respectively. For the years ended February 28, 2022 and February 28, 2021 and February 29, 2020, $4.4 million, $3.2 million and $2.8 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations.

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

Based on the observability of the inputs used in the valuation techniques, the Issuer is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1— Valuations based on quoted prices in active markets for identical assets or liabilities that the Issuer has the ability to access.

●	Level 2— Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

●	Level 3— Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In addition to using the above inputs in investment valuations, the Issuer continues to employ the valuation policy that is consistent with ASC 820 and the Investment Company Act of 1940 (“1940 Act”).

The following table presents fair value measurements of investments, by major class, as of February 28, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$569,454,995	$69,474,664	$638,929,659
Equity interests	-	33,691	-	33,691
Total	$-	$569,488,686	$69,474,664	$638,963,350

The following table presents fair value measurements of investments, by major class, as of February 28, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$519,375,121	$72,143,745	$591,518,866
Equity interests	-	501,175	-	501,175
Total	$-	$519,876,296	$72,143,745	$592,020,041

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2022:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2021	$72,143,745	$-	$72,143,745
Payment-in-kind and other adjustments to cost	588	-	588
Net accretion of discount on investments	89,461	-	89,461
Net change in unrealized appreciation (depreciation) on investments	(439,530)	-	(439,530)
Purchases	36,918,645	-	36,918,645
Sales and repayments	(25,101,621)	-	(25,101,621)
Net realized gain (loss) from investments	55,350	-	55,350
Transfers in (1)	13,167,311	-	13,167,311
Transfers out (2)	(27,359,285)	-	(27,359,285)
Balance as of February 28, 2022	$69,474,664	$-	$69,474,664
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(283,685)	$-	$(283,685)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2022, as market quotes for these investments are only provided by one trading desk.

(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2022, as the number of observable market quotes for these investments increased.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2022 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)*
Term loans	$69,474,663	Market Comparables	Third-Party Bid	95.00% - 99.75% (97.37%)
Total	$69,474,663

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2021 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range Weighted Average*
Term loans	$72,143,745	Market Comparables	Third-Party Bid	71.00% - 106.00% (88.5%)
Total	$72,143,745

*	Weighted average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture at February 28, 2022.

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.32%	April 20, 2033	$357,500,000	$357,500,000	1.61%
Class A-2-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.65%	April 20, 2033	65,000,000	65,000,000	1.95%
Class B-FL-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.80%	April 20, 2033	60,500,000	60,500,000	2.11%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.67%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.40%	April 20, 2033	26,000,000	26,000,000	2.72%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	3.48%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 4.00%	April 20, 2033	39,000,000	39,000,000	4.36%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 7.50%	April 20, 2033	27,625,000	27,625,000	7.95%
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	8,500,000	8,500,000	10.52%
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	9,375,000	9,375,000	10.52%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$722,000,000

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture on February 26, 2021 at February 28, 2021.

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.32%	April 20, 2033	$357,500,000	$357,500,000	2.27%
Class A-2-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.65%	April 20, 2033	65,000,000	65,000,000	2.77%
Class B-FL-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.80%	April 20, 2033	60,500,000	60,500,000	2.99%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.54%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.40%	April 20, 2033	26,000,000	26,000,000	3.98%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	6.13%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 4.00%	April 20, 2033	39,000,000	39,000,000	6.29%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 7.50%	April 20, 2033	27,625,000	27,625,000	11.54%
Class F-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	17,875,000	17,875,000	15.29%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$722,000,000

The following table shows the fair value of the Issuer’s debt outstanding as of February 28, 2022:

Debt Security	February 28, 2022
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$358,553,279
Class A-2-R-3 Senior Secured Floating Rate Notes	65,271,765
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,768,540
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,011,752
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,143,672
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,511,247
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,344,655
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,118,353
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000
F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,711,167
Subordinated Notes	28,654,905
$642,464,335

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2021:

Debt Security	February 28, 2021
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$358,224,218
Class A-2-R-3 Senior Secured Floating Rate Notes	65,207,720
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,708,949
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,013,911
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,118,502
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,513,328
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,312,843
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,116,015
Class F-R-3 Notes Deferrable Junior Floating Rate Notes	18,329,025
Subordinated Notes	31,449,732
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

As of February 28, 2022, the remaining unamortized discount on Class A-1-R-3 Notes, Class A-2-R- 3 Notes, Class B-FL-R-3 Notes, Class B-FXD-R-3 Notes, Class C-FL-R-3 Notes, Class C-FXD-R-3 Notes, Class D-R-3 Notes, Class E-R-3 Notes, Class F-1-R-3 Notes and F-2-R-3 were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.3 million, $2.1 million, $0.0 million and $0.0 million, respectively.

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

As of February 28, 2022, remaining capitalized financing costs of $2.1 million related to the 2013-1 2021 Reset CLO Notes are being amortized over the term of the 2013-1 2021 Reset CLO Notes.

On February 11, 2020, CLO 2013-1 Warehouse 2, a wholly-owned subsidiary of Saratoga CLO entered into a loan payable with a third party, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $80 million in order to provide capital necessary to support warehouse activities. The loan payable, which expires on August 11, 2021, bears interest at an annual rate of 3M USD LIBOR + 1.25% through November 11, 2020 and 3M USD LIBOR + 1.75% thereafter. For the year ended February 28, 2021, the Saratoga CLO recognized interest expense of $0.2 million related to the loan payable, with a loan payable balance of $0.0 million as February 28, 2021.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2018—2021). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2022 and February 28, 2021, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2022, February 28, 2021 and February 29, 2020. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2022, February 28, 2021 and February 29, 2020.

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

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2022 and February 28, 2021, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2022 and February 28, 2021, the Issuer had $2.1 million and $4.3 million of unfunded commitments outstanding, respectively.

At February 28, 2022, the global outbreak of the coronavirus pandemic has continued to adversely affect some of the Issuer’s portfolio companies, the Issuer’s business, financial condition, results of operations and cash flows and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Issuer’s financial statements for the year ended February 28, 2022. The Issuer cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to its results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Issuer continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

The Subordinated Notes are wholly-owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, $5.2 million, $7.9 million and $4.6 million of payments to the Subordinated Notes were included in interest and debt financing expenses in the statements of operations, respectively. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, $4.4 million, $3.2 million and $2.4 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statement of operations.

In addition to refinancing its liabilities, the Investment Manager holds aggregate principal amounts of $9.4 million in Class F-2-R-3 Notes of the CLO tranches with a coupon of LIBOR plus 10.00% at February 28, 2022 and $17.9 million in Class F-R-3 Notes of the CLO tranches with a coupon of LIBOR plus 10.00% at February 28, 2021, respectively. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, payments for the Class F-R-3, Class F-R-2 Notes and Class G-R-2 Notes totaling $0.0 million, $0.0 million and $1.2 million, respectively, are included in interest and debt financing expenses in the Issuer’s statement of operations. Expenses relating to the refinancing were paid for by the Company on behalf of Saratoga CLO and is included in due to affiliate on the statement of assets and liabilities at February 28, 2021 and were subsequently repaid during fiscal year 2022.

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

As of February 28, 2022 and February 28, 2021, net assets (deficit) were $(37.2) million and $(28.5) million, respectively. These amounts include accumulated losses of $37.2 million and $28.5 million, respectively, which includes cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

The Issuer elected early adoption of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X. Pursuant to the regulation, the Issuer has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020, as shown in the tables below:

	For the Year Ended February 28, 2022
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2021	250	$250	$-	$(28,538,114)	$(28,537,864)
Increase (Decrease) from Operations:
Net investment income (loss)				2,315,511	2,315,511
Net realized gain (loss) from investments				(565,094)	(565,094)
Net change in unrealized appreciation (depreciation) on investments				(481,097)	(481,097)
Balance at May 31, 2021	250	250	-	(27,268,794)	(27,268,544)
Increase (Decrease) from Operations:
Net investment income				1,397,282	1,397,282
Net realized gain (loss) from investments				175,669	175,669
Net change in unrealized appreciation (depreciation) on investments				(662,095)	(662,095)
Balance at August 31, 2021	250	250		(26,357,938)	(26,357,688)
Increase (Decrease) from Operations:
Net investment income				(647,430)	(647,430)
Net realized gain (loss) from investments				(662,289)	(662,289)
Net change in unrealized appreciation (depreciation) on investments				(4,277,923)	(4,277,923)
Balance at November 30, 2021	250	250		(31,945,580)	(31,945,330)
Increase (Decrease) from Operations:
Net investment income (loss)				168,313	168,313
Net realized gain (loss) from investments				(12,099)	(12,099)
Net change in unrealized appreciation (depreciation) on investments				(5,408,367)	(5,408,367)
Balance at February 28, 2022	250	250		(37,197,733)	(37,197,483)

	For the Year Ended February 28, 2021
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 29, 2020	250	$250	$-	$(35,102,419)	$(35,102,169)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	(758,157)	(758,157)
Net realized gain (loss) from investments	-	-	-	(1,803,884)	(1,803,884)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,575,429)	(31,575,429)
Balance at May 31, 2020	250	250	-	(69,239,889)	(69,239,639)
Increase (Decrease) from Operations:
Net investment income	-	-	-	60,339	60,339
Net realized gain (loss) from investments	-	-	-	(4,338,586)	(4,338,586)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	26,457,779	26,457,779
Balance at August 31, 2020	250	250	-	(47,060,357)	(47,060,107)
Increase (Decrease) from Operations:
Net investment income	-	-	-	221,123	221,123
Net realized gain (loss) from investments	-	-	-	(3,089,206)	(3,089,206)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,923,956	14,923,956
Balance at November 30, 2020	250	250	-	(35,004,484)	(35,004,234)
Increase (Decrease) from Operations:
Net investment income (loss)				(823,187)	(823,187)
Net realized gain (loss) from investments				(1,690,951)	(1,690,951)
Net change in unrealized appreciation (depreciation) on investments				11,969,271	11,969,271
Realized losses on extinguishment of debt				(2,988,763)	(2,988,763)
Balance at February 28, 2021	250	250	-	(28,538,114)	(28,537,864)

	For the Year Ended February 29, 2020
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2019	250	$250	$-	$(17,899,919)	$(17,899,669)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	1,125,944	1,125,944
Net realized gain (loss) from investments	-	-	-	(943,934)	(943,934)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(2,205,995)	(2,205,995)
Balance at May 31, 2019	250	250	-	(19,923,904)	(19,923,654)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	775,988	775,988
Net realized gain (loss) from investments	-	-	-	(1,218,364)	(1,218,364)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(2,174,060)	(2,174,060)
Balance at August 31, 2019	250	250	-	(22,540,340)	(22,540,090)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	(712,398)	(712,398)
Net realized gain (loss) from investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,516,752)	(7,516,752)
Balance at November 30, 2019	250	250	-	(30,769,490)	(30,769,240)
Increase (Decrease) from Operations:
Net investment income (loss)	-	-	-	136,535	136,535
Net realized gain (loss) from investments	-	-	-	(2,632,887)	(2,632,887)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(1,836,577)	(1,836,577)
Balance at February 29, 2020	250	$250	$-	$(35,102,419)	$(35,102,169)

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2022, February 28, 2021, February 29, 2020, February 28, 2019 and February 28, 2018:

	February 28, 2022	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018
Average subordinated notes’ capital balance(1)	$34,488,787	$7,593,452	$20,177,254	$18,900,592	$17,262,714
Ratio and supplemental data:
Total return(2)	(9.75)%	150.86%	(46.85)%	(22.41)%	0.33%
Net investment income (loss)(3)	9.38%	(17.12)%	0.90%	0.02%	8.08%
Total expenses(3)	81.89%	383.67%	156.62%	125.54%	95.41%
Base management fee(3)	1.89%	6.60%	2.48%	1.82%	1.75%
Subordinated management fee(3)	7.57%	26.42%	9.93%	7.29%	6.99%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.
(3)	Calculated based on the average subordinated notes’ capital balance.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2022 through May 4, 2022, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements, other than the following: