Form 10-Q
period 2022-05-31
SARATOGA INVESTMENT CORP.
filed 2022-07-06
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2022

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

The number of outstanding common shares of the registrant as of July 6, 2022 was 11,984,898.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2022	February 28, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $732,722,272 and $654,965,044, respectively)	$745,481,455	$668,358,516
Affiliate investments (amortized cost of $53,468,875 and $46,224,927, respectively)	56,045,678	48,234,124
Control investments (amortized cost of $96,356,420 and $95,058,356, respectively)	93,006,013	100,974,715
Total investments at fair value (amortized cost of $882,547,567 and $796,248,327, respectively)	894,533,146	817,567,355
Cash and cash equivalents	94,939,634	47,257,801
Cash and cash equivalents, reserve accounts	6,550,220	5,612,541
Interest receivable (net of reserve of $733,379 and $0, respectively)	5,325,756	5,093,561
Due from affiliate (See Note 7)	105,637	90,968
Management fee receivable	362,777	362,549
Other assets	220,209	254,980
Total assets	$1,002,037,379	$876,239,755

LIABILITIES
Revolving credit facility	$25,000,000	$12,500,000
Deferred debt financing costs, revolving credit facility	(1,075,765)	(1,191,115)
SBA debentures payable	217,000,000	185,000,000
Deferred debt financing costs, SBA debentures payable	(4,891,468)	(4,344,983)
7.25% Notes Payable 2025	43,125,000	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	(996,761)	(1,078,201)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(170,551)	(184,375)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	1,033,136	1,086,013
Deferred debt financing costs, 4.375% notes payable 2026	(3,183,076)	(3,395,435)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(470,120)	(499,263)
Deferred debt financing costs, 4.35% notes payable 2027	(1,636,102)	(1,722,908)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(398,281)	(416,253)
6.00% Notes Payable 2027	97,500,000	-
Deferred debt financing costs, 6.00% notes payable 2027	(3,276,855)	-
Base management and incentive fees payable	8,637,481	12,947,025
Deferred tax liability	1,578,323	1,249,015
Accounts payable and accrued expenses	1,020,841	799,058
Current income tax payable	2,690,196	2,820,036
Interest and debt fees payable	5,129,247	2,801,621
Directors fees payable	108,566	70,000
Due to manager	77,757	263,814
Excise tax payable	-	630,183
Total liabilities	656,801,568	520,459,232

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 12,031,998 and 12,131,350 common shares issued and outstanding, respectively	12,032	12,131
Capital in excess of par value	325,433,869	328,062,246
Total distributable earnings (deficit)	19,789,910	27,706,146
Total net assets	345,235,811	355,780,523
Total liabilities and net assets	$1,002,037,379	$876,239,755
NET ASSET VALUE PER SHARE	$28.69	$29.33

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2022	May 31, 2021
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$13,851,146	$11,236,737
Affiliate investments	1,050,148	340,512
Control investments	1,546,130	1,854,985
Payment-in-kind interest income:
Non-control/Non-affiliate investments	85,681	176,766
Affiliate investments	-	-
Control investments	73,221	77,675
Total interest from investments	16,606,326	13,686,675
Interest from cash and cash equivalents	717	522
Management fee income	815,964	818,232
Dividend Income*	300,129	398,616
Structuring and advisory fee income	851,728	1,301,875
Other income*	104,268	610,070
Total investment income	18,679,132	16,815,990

OPERATING EXPENSES
Interest and debt financing expenses	6,871,513	4,340,912
Base management fees	3,802,063	2,758,908
Incentive management fees expense (benefit)	(1,903,985)	5,262,536
Professional fees	417,325	507,061
Administrator expenses	750,000	693,750
Insurance	87,310	86,318
Directors fees and expenses	110,000	92,000
General and administrative	667,416	490,651
Income tax expense (benefit)	(98,732)	27,919
Total operating expenses	10,702,910	14,260,055
NET INVESTMENT INCOME	7,976,222	2,555,935

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	162,509	1,910,141
Affiliate investments	-	-
Control investments	-	-
Net realized gain (loss) from investments	162,509	1,910,141
Income tax (provision) benefit from realized gain on investments	69,250	-
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(634,289)	5,448,887
Affiliate investments	567,606	3,062,348
Control investments	(9,266,766)	8,301,342
Net change in unrealized appreciation (depreciation) on investments	(9,333,449)	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(361,951)	(230,144)
Net realized and unrealized gain (loss) on investments	(9,463,641)	18,492,574
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,487,419)	$21,048,509

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.12)	$1.88
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,112,372	11,170,045

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2022	May 31, 2021
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$7,976,222	$2,555,935
Net realized gain from investments	162,509	1,910,141
Realized losses on extinguishment of debt	-	-
Income tax (provision) benefit from realized gain on investments	69,250	-
Net change in unrealized appreciation (depreciation) on investments	(9,333,449)	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(361,951)	(230,144)
Net increase (decrease) in net assets resulting from operations	(1,487,419)	21,048,509

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(6,428,817)	(4,799,405)
Net decrease in net assets from shareholder distributions	(6,428,817)	(4,799,405)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	1,108,680	914,102
Repurchases of common stock	(3,734,316)	(1,003,420)
Repurchase fees	(2,840)	(800)
Net increase (decrease) in net assets from capital share transactions	(2,628,476)	(90,118)
Total increase (decrease) in net assets	(10,544,712)	16,158,986
Net assets at beginning of period	355,780,523	304,185,770
Net assets at end of period	$345,235,811	$320,344,756

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2022	May 31, 2021
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,487,419)	$21,048,509
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	1,322,915	(191,699)
Net accretion of discount on investments	(350,408)	(321,106)
Amortization of deferred debt financing costs	798,768	470,314
Income tax expense (benefit)	(37,823)	27,919
Net realized (gain) loss from investments	(162,509)	(1,910,141)
Net change in unrealized (appreciation) depreciation on investments	9,333,449	(16,812,577)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	361,951	230,144
Proceeds from sales and repayments of investments	10,088,607	14,941,409
Purchases of investments	(97,197,844)	(119,166,038)
(Increase) decrease in operating assets:
Interest receivable	(232,195)	(2,398,700)
Due from affiliate	(14,669)	119,000
Management and incentive fee receivable	(228)	(818,232)
Other assets	34,771	78,581
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(4,309,544)	4,171,274
Accounts payable and accrued expenses	221,783	236,250
Current tax payable	(129,840)	-
Interest and debt fees payable	2,327,626	(882,442)
Directors fees payable	38,566	21,500
Excise tax payable	(630,183)	(691,672)
Due to manager	(186,057)	88,948
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(80,210,283)	(101,758,759)

Financing activities
Borrowings on debt	44,500,000	49,000,000
Issuance of notes	97,500,000	50,000,000
Payments of deferred debt financing costs	(4,112,912)	(2,289,179)
Payments of cash dividends	(5,320,137)	(3,885,303)
Repurchases of common stock	(3,734,316)	(1,003,420)
Repurchases fees	(2,840)	(800)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	128,829,795	91,821,298
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	48,619,512	(9,937,461)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	52,870,342	29,915,074
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$101,489,854	$19,977,613

Supplemental information:
Interest paid during the period	$3,589,281	$4,753,043
Cash paid for taxes	374	692,740
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(1,322,915)	191,699
Net accretion of discount on investments	350,408	321,106
Amortization of deferred debt financing costs	798,768	470,314
Stock dividend distribution	1,108,680	914,102

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2022

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 213.8% (b)
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$699,494	0.2%
		Total Consumer Products			1,589,630	699,494	0.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,448,050	1.0%
		Total Corporate Education Software			475,698	3,448,050	1.0%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,374,651	0.7%
		Total Cyber Security			1,906,275	2,374,651	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 9.61% Cash, 11/25/2025	11/25/2020	$6,555,000	6,507,634	6,519,603	1.9%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.61% Cash, 11/25/2025	11/25/2020	$2,150,000	2,134,277	2,138,390	0.6%
		Total Dental Practice Management			8,641,911	8,657,993	2.5%
PDDS Buyer, LLC (d)	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+5.50%), 7.11% Cash, 7/15/2024	7/15/2019	$49,000,000	48,786,954	49,000,000	14.2%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	9,994,778	2.9%
		Total Dental Practice Management Software			50,786,954	58,994,778	17.1%
Exigo, LLC	Direct Selling Software	First Lien Term Loan (1M USD LIBOR+5.75%), 6.87% Cash, 3/16/2027	3/16/2022	$25,000,000	24,794,011	24,750,000	7.2%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD LIBOR+5.75%), 6.87% Cash, 3/16/2027	3/16/2022	$-	-	-	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 6.87% Cash, 3/16/2027	3/16/2022	$208,333	208,333	206,250	0.1%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,041,667	0.3%
		Total Direct Selling Software			26,044,011	25,997,917	7.6%
C2 Educational Systems	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.11% Cash, 5/31/2023	5/31/2017	$18,500,000	18,487,150	18,413,050	5.3%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	611,355	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 7.11% Cash, 5/11/2026	5/11/2021	$16,000,000	15,884,618	15,804,800	4.6%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 7.11% Cash, 5/11/2026	5/11/2021	$500,000	496,063	481,700	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	200,342	0.1%
		Total Education Services			35,617,735	35,511,247	10.3%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,065	3,969,291	8,339,265	2.4%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$16,831,875	16,831,875	16,784,746	4.9%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	544,519	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	204,866	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$8,000,000	7,927,226	7,992,800	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/18/2022	$2,000,000	2,000,000	1,998,200	0.6%
		Total Education Software			31,132,579	35,864,396	10.5%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	499,634	0.1%
		Total Facilities Maintenance			488,148	499,634	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$6,000,000	5,960,141	5,954,400	1.7%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	975,859	970,359	0.3%
		Total Field Service Management			6,936,000	6,924,759	2.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.61% Cash, 12/30/2026	12/30/2021	$22,713,926	22,586,066	22,566,286	6.5%
GDS Software Holdings, LLC (j)	Financial Services	Delayed Draw Term loan (3M USD LIBOR+7.00%), 8.61% Cash, 12/30/2026	12/30/2021	$1,500,000	1,485,719	1,490,250	0.4%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	503,775	0.1%
		Total Financial Services			24,321,785	24,560,311	7.0%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.11% Cash, 12/15/2026	12/15/2021	$6,000,000	5,945,623	5,940,000	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.11% Cash, 12/15/2026	12/15/2021	$1,300,000	1,287,170	1,287,000	0.4%
		Total Financial Services Software			7,232,793	7,227,000	2.1%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	634,183	0.2%
		Total Healthcare Products Manufacturing			380,353	634,183	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	$400,000	400,000	1,269,248	0.4%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$7,500,000	7,484,272	7,479,750	2.2%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$4,500,000	4,486,480	4,487,850	1.3%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 7.86% Cash, 1/31/2025	1/31/2017	$25,000,000	24,908,782	25,000,000	7.2%
		Total Healthcare Services			37,279,534	38,236,848	11.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	3,912,271	1.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD LIBOR+8.25%), 9.86% Cash, 1/31/2026	4/15/2019	$35,910,000	35,636,083	35,550,900	10.3%
HemaTerra Holding Company, LLC (d)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+8.25%), 9.86% Cash, 1/31/2026	4/15/2019	$13,965,000	13,881,774	13,825,350	4.0%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 7.11% Cash, 11/12/2025	11/12/2020	$35,125,000	34,848,066	34,896,688	10.1%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 7.11% Cash, 11/12/2025	11/12/2020	$1,200,000	1,188,650	1,192,200	0.3%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	630,757	0.2%
		Total Healthcare Software			88,922,252	90,008,166	26.0%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,113,515	3,103,270	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$2,000,000	1,980,015	1,978,800	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	216,744	0.1%
Knowland Group, LLC (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	10,059,339	2.9%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.00%), 9.61% Cash, 9/2/2026	4/27/2020	$6,000,000	5,954,100	5,904,000	1.7%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 9.61% Cash, 9/2/2026	9/2/2021	$750,000	742,524	738,000	0.2%
		Total Hospitality/Hotel			27,825,969	22,000,153	6.4%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (3M USD LIBOR+7.00%), 8.61% Cash, 11/16/2025	11/16/2020	$33,000,000	32,734,758	33,059,400	9.6%
Granite Comfort, LP(j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.61% Cash, 11/16/2025	11/16/2020	$2,000,000	1,981,632	2,003,600	0.6%
		Total HVAC Services and Sales			34,716,390	35,063,000	10.2%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD BSBY+8.00%), 9.52% Cash, 10/1/2026	10/1/2021	$9,000,000	8,930,595	8,862,300	2.6%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,000,000	2,000,000	2,334,414	0.7%
		Total Insurance Software			10,930,595	11,196,714	3.3%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 8.11% Cash, 3/6/2025	3/6/2013	$4,746,986	4,746,986	4,705,213	1.4%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	3,978,000	1.2%
		Total Industrial Products			4,746,986	8,683,213	2.6%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.61% Cash, 5/17/2023	3/20/2020	$43,000,000	42,851,422	43,000,000	12.5%
		Total IT Services			42,851,422	43,000,000	12.5%
Centerbase, LLC	Legal Software	First Lien Term Loan (Daily USD SOFR+7.75%), 8.75% Cash, 1/18/2027	1/18/2022	$21,408,000	21,186,767	21,193,920	6.1%
		Total Legal Software			21,186,767	21,193,920	6.1%
Madison Logic, Inc.	Marketing Orchestration Software	First Lien Term Loan (1M USD LIBOR+5.50%), 6.62% Cash, 11/22/2026	12/10/2021	$28,843,373	28,722,334	28,704,925	8.3%
Madison Logic, Inc. (j)	Marketing Orchestration Software	Revolving Credit Facility (1M USD LIBOR+5.50%), 6.62% Cash, 11/22/2026	12/10/2021	$-	-	-	0.0%
		Total Marketing Orchestration Software			28,722,334	28,704,925	8.3%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,148,027	12,151,200	3.5%
inMotionNow, Inc. (d)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,976,703	4,980,000	1.4%
		Total Marketing Services			17,124,730	17,131,200	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 6.86% Cash, 8/26/2026	8/26/2021	$15,000,000	14,870,093	14,920,500	4.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,389,432	1.0%
		Total Mentoring Software			17,870,093	18,309,932	5.3%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash/1.00% PIK, 5/29/2023	5/29/2018	$10,036,289	9,993,648	9,939,941	2.9%
		Total Non-profit Services			9,993,648	9,939,941	2.9%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.11% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,252,150	0.9%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	507,642	0.1%
		Total Office Supplies			3,700,000	3,759,792	1.0%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.61% Cash, 9/21/2024	9/21/2016	$16,500,000	16,492,637	16,488,450	4.7%
		Total Payroll Services			16,492,637	16,488,450	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.61% Cash, 7/9/2025	7/9/2020	$14,000,000	13,904,509	13,904,800	4.0%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.61% Cash, 7/9/2025	2/12/2021	$38,500,000	38,190,646	38,238,200	11.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,205	1,205,308	1,256,264	0.4%
		Total Real Estate Services			53,300,463	53,399,264	15.4%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 8.12% Cash, 11/19/2026	11/19/2021	$12,000,000	11,893,721	11,851,200	3.4%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 8.12% Cash, 11/19/2026	11/19/2021	$9,000,000	8,912,727	8,888,400	2.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,196,146	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,979,312	2,979,312	2,785,387	0.8%
		Total Restaurant			24,785,760	24,721,133	7.1%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 7.86% Cash, 6/30/2026	6/30/2021	$33,745,000	33,458,240	28,828,353	8.3%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 7.86% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 7.86% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	157,598	-0.1%
		Total Specialty Food Retailer			34,458,240	28,985,951	8.2%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,864,509	25,706,200	7.3%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	988,700	0.3%
		Total Sports Management			26,864,509	26,694,900	7.6%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,059,840	0.6%
		Total Staffing Services			100,000	2,059,840	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 10.11% Cash, 5/2/2027	5/2/2022	$6,000,000	5,940,044	5,940,000
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.11% Cash, 5/2/2027	5/2/2022	$-	-	-
Jobvite, Inc. (d)	Talent Acquisition Software	Second Lien Term Loan (3M USD LIBOR+7.50%), 9.11% Cash, 1/6/2027	7/6/2021	$20,000,000	19,847,950	19,576,000	5.7%
		Total Talent Acquisition Software			25,787,994	25,516,000	5.7%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 11/13/2022	2/13/2017	$9,000,000	9,000,000	8,993,700	2.6%
		Total Waste Services			9,000,000	8,993,700	2.6%
Sub Total Non-control/Non-affiliate investments					732,722,272	745,481,455	213.8%
Affiliate investments - 16.2% (b)
Artemis Wax Corp. (d), (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.00% Cash, 5/20/2026	5/20/2021	$30,000,000	29,741,794	29,949,000	8.7%
Artemis Wax Corp. (f)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+6.50%), 8.50% Cash, 5/20/2026	5/19/2022	$6,000,000	5,940,132	5,989,800	1.7%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	2,837,765	0.8%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,745	5,745,485	5,745,481	1.7%
		Total Consumer Services			42,927,411	44,522,046	12.9%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD LIBOR+10.00%), 11.61% Cash, 6/30/2026	6/30/2021	$5,500,000	5,452,434	5,513,200	1.6%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD LIBOR+10.00%), 11.61% Cash, 6/30/2026	6/30/2021	$1,100,000	1,089,030	1,102,640	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD LIBOR+10.00%), 11.61% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,275,000	0.6%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	2,632,792	0.8%
		Total Employee Collaboration Software			10,541,464	11,523,632	3.3%
Sub Total Affiliate investments					53,468,875	56,045,678	16.2%
Control investments - 26.8% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +8.00%), 9.61% Cash 12/31/2025	7/3/2018	$5,466,933	5,444,758	5,463,653	1.5%
Netreo Holdings, LLC (d), (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +8.00%), 9.61% Cash, 12/31/2025	5/26/2020	$16,019,435	15,968,598	16,009,823	4.6%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	18,270,011	5.3%
		Total IT Services			29,757,856	39,743,487	11.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 5.15%, 4/20/2033	1/22/2008	$111,000,000	30,973,564	24,117,794	7.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 11.61%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	9,375,000	2.7%
		Total Structured Finance Securities			40,348,564	33,492,794	9.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$13,125,000	13,125,000	13,125,000	3.8%
Saratoga Senior Loan Fund I JV, LLC (a), (g)	Investment Fund	Membership Interest	2/17/2022	13,125,000	13,125,000	6,644,732	1.9%
		Total Investment Fund			26,250,000	19,769,732	5.7%
Sub Total Control investments					96,356,420	93,006,013	26.8%
TOTAL INVESTMENTS - 256.8% (b)					$882,547,567	$894,533,146	256.8%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 29.4% (b)
U.S. Bank Money Market (l)	101,489,854	$101,489,854	$101,489,854	29.4%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	101,489,854	$101,489,854	$101,489,854	29.4%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of May 31, 2022, non-qualifying assets represent 5.8% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $345,235,811 as of May 31, 2022.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 5.15% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the quarter ended May 31, 2022 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$5,940,000	$-	$880,798	$-	$-	$134,348
Axero Holdings, LLC	1,089,000	-	169,350	-	-	433,258
Total	$7,029,000	$-	$1,050,148	$-	$-	$567,606

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the quarter ended May 31, 2022 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$2,475,000	$-	$444,031	$-	$-	$(657,884)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	592,681	815,964	-	(3,237,550)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	254,514	-	-	-
Saratoga Senior Loan Fund I JV, LLC	-	-	328,125	-	-	-
Saratoga Senior Loan Fund I JV, LLC	-	-	-	-	-	(5,371,332)
Total	$2,475,000	$-	$1,619,351	$815,964	$-	$(9,266,766)

(h)	Non-income producing at May 31, 2022.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2022. (See Note 9 to the consolidated financial statements).

(k)	As of May 31, 2022, there were no investments on non-accrual status. (See Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2022.

BSBY - Bloomberg Short-Term Bank Yield

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

3M USD BSBY - The 3 month USD BSBY rate as of May 31, 2022 was 1.56%.

1M USD LIBOR - The 1 month USD LIBOR rate as of May 31, 2022 was 1.12%.

3M USD LIBOR - The 3 month USD LIBOR rate as of May 31, 2022 was 1.63%.

Daily USD SOFR - The daily USD SOFR rate as of May 31, 2022 was 0.79%

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 187.4% (b)
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$692,535	0.2%
		Total Consumer Products			1,589,630	692,535	0.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,305,839	0.9%
		Total Corporate Education Software			475,698	3,305,839	0.9%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	6,742,392	1,635,704	1,635,704	0.5%
		Total Cyber Security			1,635,704	1,635,704	0.5%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,502,672	6,404,891	1.8%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$2,150,000	2,132,639	1,997,715	0.6%
		Total Dental Practice Management			8,635,311	8,402,606	2.4%
PDDS Buyer, LLC (d)	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.00% Cash, 7/15/2024	7/15/2019	$28,000,000	27,943,852	27,938,400	7.9%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	7,099,940	2.0%
		Total Dental Practice Management Software			29,943,852	35,038,340	9.9%
C2 Educational Systems	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$18,500,000	18,484,747	18,220,650	5.1%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	599,296	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$16,000,000	15,877,908	15,794,300	4.4%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$500,000	495,811	493,950	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	201,218	0.1%
		Total Education Services			35,608,370	35,309,414	9.9%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,065	3,969,291	7,632,061	2.1%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$16,941,250	16,941,250	16,941,250	4.8%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	801,923	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	200,820	0.1%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$8,000,000	7,920,033	8,080,000	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/18/2022	$-	-	-	0.0%
		Total Education Software			29,234,761	33,656,054	9.5%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	482,036	0.1%
		Total Facilities Maintenance			488,148	482,036	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$6,000,000	5,954,705	6,003,000	1.7%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	975,504	978,279	0.3%
		Total Field Service Management			6,930,209	6,981,279	2.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/30/2021	$22,713,926	22,579,864	22,570,829	6.3%
GDS Software Holdings, LLC (j)	Financial Services	Delayed Draw Term loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/18/2021	$500,000	495,031	496,850	0.1%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	472,009	0.1%
		Total Financial Services			23,324,895	23,539,688	6.5%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$6,000,000	5,942,482	5,940,000	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$-	-	-	0.0%
		Total Financial Services Software			5,942,482	5,940,000	1.7%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	714,271	0.2%
		Total Healthcare Products Manufacturing			380,353	714,271	0.2%

Company(1)	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,032,934	0.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,974,217	10,013,000	2.8%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,977,846	6,007,800	1.7%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.25%), 8.25% Cash, 1/31/2025	1/31/2017	$25,000,000	24,903,581	25,000,000	7.0%
		Total Healthcare Services			41,255,644	42,053,734	11.8%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	3,788,769	1.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$36,000,000	35,715,061	35,640,000	10.0%
HemaTerra Holding Company, LLC (d)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$14,000,000	13,912,744	13,860,000	3.9%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$35,125,000	34,827,633	34,998,550	9.8%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$1,200,000	1,188,047	1,195,680	0.3%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	643,044	0.2%
		Total Healthcare Software			89,011,164	90,126,043	25.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	52,853	0.0%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/31/2022	3/26/2014	$5,141,413	5,141,413	5,141,413	1.4%
		Total Healthcare Supply			5,649,490	5,194,266	1.4%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,111,278	3,112,052	0.9%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	$200,000	156,826	198,638	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	10,592,873	3.0%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	4/27/2020	$6,000,000	5,952,460	6,021,000	1.7%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			25,099,553	19,924,563	5.7%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$28,000,000	27,764,146	27,977,600	7.9%
Granite Comfort, LP(j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$2,000,000	1,980,805	1,998,400	0.6%
		Total HVAC Services and Sales			29,744,951	29,976,000	8.5%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD BSBY+8.00%), 9.00% Cash, 10/1/2026	10/1/2021	$9,000,000	8,925,938	8,920,800	2.5%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,000,000	2,000,000	2,000,000	0.6%
		Total Insurance Software			10,925,938	10,920,800	3.1%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 8.00% Cash, 3/6/2025	3/6/2013	$5,008,186	5,008,186	5,008,186	1.4%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	3,418,993	1.0%
		Total Industrial Products			5,008,186	8,427,179	2.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$43,000,000	42,806,801	43,000,000	12.1%
		Total IT Services			42,806,801	43,000,000	12.1%
Centerbase, LLC	Legal Software	First Lien Term Loan (Daily USD SOFR+7.50%), 8.50% Cash, 1/18/2027	1/18/2022	$7,500,000	7,409,860	7,425,000	2.1%
		Total Legal Software			7,409,860	7,425,000	2.1%
Madison Logic, Inc.	Marketing Orchestration Software	First Lien Term Loan (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$28,915,663	28,782,977	28,776,867	8.1%

Company(1)	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Madison Logic, Inc. (j)	Marketing Orchestration Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$-	-	-	0.0%
		Total Marketing Orchestration Software			28,782,977	28,776,867	8.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,139,533	12,290,280	3.5%
inMotionNow, Inc. (d)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,972,992	5,037,000	1.4%
		Total Marketing Services			17,112,525	17,327,280	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 6.25% Cash, 8/26/2026	8/26/2021	$15,000,000	14,861,338	14,938,500	4.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,382,625	1.0%
		Total Mentoring Software			17,861,338	18,321,125	5.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash/1.00% PIK, 5/29/2023	5/29/2018	$10,010,685	9,955,082	10,038,714	2.8%
		Total Non-profit Services			9,955,082	10,038,714	2.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,278,880	0.9%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	446,927	0.1%
		Total Office Supplies			3,700,000	3,725,807	1.0%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$17,000,000	16,990,006	17,000,000	4.7%
		Total Payroll Services			16,990,006	17,000,000	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	7/9/2020	$14,000,000	13,897,546	13,904,800	3.9%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	2/12/2021	$38,500,000	38,173,998	38,238,200	10.6%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,205	1,205,308	1,363,014	0.4%
		Total Real Estate Services			53,276,852	53,506,014	14.9%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$12,000,000	11,886,588	11,880,000	3.3%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$-	-	-	0.0%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	999,984	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,979,312	2,979,312	2,805,541	0.8%
		Total Restaurant			15,865,900	15,685,525	4.4%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$33,830,000	33,531,592	33,261,656	9.2%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(33,600)	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(42,000)	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	827,050	0.1%
		Total Specialty Food Retailer			34,531,592	34,013,106	9.3%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,846,091	25,667,199	7.1%

Company(1)	Industry	Investment Interest Rate/Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	999,997	987,200	0.3%
		Total Sports Management			26,846,088	26,654,399	7.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	1,912,328	0.5%
		Total Staffing Services			100,000	1,912,328	0.5%
Jobvite, Inc. (d)	Talent Acquisition Software	Second Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/6/2027	7/6/2021	$20,000,000	19,841,684	19,652,000	5.5%
		Total Talent Acquisition Software			19,841,684	19,652,000	5.5%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 11/13/2022	2/13/2017	$9,000,000	9,000,000.0	9,000,000.0	2.5%
		Total Waste Services			9,000,000	9,000,000	2.5%
Sub Total Non-control/Non-affiliate investments					654,965,044	668,358,516	187.4%
Affiliate investments - 13.5% (b)
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.00% Cash, 5/20/2026	5/20/2021	$30,000,000	29,727,282	30,000,000	8.4%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	2,687,573	0.8%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,547	5,546,609	5,546,605	1.6%
		Total Consumer Services			36,773,891	38,234,178	10.8%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$5,500,000	5,451,036	5,482,950	1.5%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,198,000	0.5%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	2,318,996	0.7%
		Total Employee Collaboration Software			9,451,036	9,999,946	2.7%
Sub Total Affiliate investments					46,224,927	48,234,124	13.5%
Control investments - 28.3% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +8.00%), 9.00% Cash 12/31/2025	7/3/2018	$5,432,440	5,409,201	5,421,575	1.4%
Netreo Holdings, LLC (d), (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +8.00%), 9.00% Cash, 12/31/2025	5/26/2020	$13,433,515	13,406,530	13,406,648	3.8%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	18,975,523	5.3%
		Total IT Services			27,160,231	37,803,746	10.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 9.27%, 4/20/2033	1/22/2008	$111,000,000	32,273,125	28,654,905	8.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.17%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	9,375,000	2.6%
		Total Structured Finance Securities			41,648,125	38,029,905	10.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$13,125,000	13,125,000	13,125,000	3.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Membership Interest	2/17/2022	13,125,000	13,125,000	12,016,064	3.4%
		Total Investment Fund			26,250,000	25,141,064	7.1%
Sub Total Control investments					95,058,356	100,974,715	28.3%
TOTAL INVESTMENTS - 229.2% (b)					$796,248,327	$817,567,355	229.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 14.9% (b)
U.S. Bank Money Market (k)	52,870,342	$52,870,342	$52,870,342	14.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	52,870,342	$52,870,342	$52,870,342	14.9%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2022, non-qualifying assets represent 6.7% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $355,780,523 as of February 28, 2022.

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 9.27% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. GreyHeller, LLC is no longer an affiliate as of February 28, 2022. Transactions during the year ended February 28, 2022 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$36,200,000	$-	$1,919,100	$-	$-	$1,460,287
Axero Holdings, LLC	9,445,000	-	416,092	-	-	548,910
GreyHeller, LLC	8,910,000	(26,428,457)	973,278	-	7,328,457	(3,102,569)
Top Gun	-	-	-	-	-	1,066,536
Total	$54,555,000	$(26,428,457)	$3,308,471	$-	$7,328,457	$(26,836)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2022 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$17,074,500	$-	$1,814,735	$-	$-	$5,055,909
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	4,372,958	3,262,591	-	(1,221,309)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	-	(17,875,000)	814,431	-	-	(454,025)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	8,500,000	(8,500,000)	4,786	-	(139,867)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	9,375,000	-	539,564	-	-	-
Saratoga Senior Loan Fund I JV, LLC	13,125,000	-	126,389	-	-	-
Saratoga Senior Loan Fund I JV, LLC	13,125,000	-	-	-	-	(1,108,936)
Total	$61,199,500	$(26,375,000)	$7,672,863	$3,262,591	$(139,867)	$2,271,639

(h)	Non-income producing at February 28, 2022.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2022. (See Note 9 to the consolidated financial statements).

(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2022.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

(unaudited)

Note 1. Organization

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on March 23, 2007 as GSC Investment Corp. and completed the initial public offering (“IPO”) on March 28, 2007. The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation from its investments.

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

On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. SBIC II LP’s SBIC license provides up to $175.0 million in additional long-term capital in the form of SBA debentures.

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is under joint control and is not consolidated. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd. (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SIF II, SBIC LP, SBIC II LP, SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PEP, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT Inc. and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the three months ended May 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another investment company, such as a money market fund, if such investment would cause the Company to exceed any of the following limitations:

●	we were to own more than 3.0% of the investment company’s total outstanding voting shares;

●	we were to hold securities in the investment company having an aggregate value in excess of 5.0% of the value of our total assets; or

●	we were to hold securities in investment companies having an aggregate value in excess of 10.0% of the value of our total assets.

As of May 31, 2022, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2022	May 31, 2021
Cash and cash equivalents	$94,939,634	$317,932
Cash and cash equivalents, reserve accounts	6,550,220	19,659,681
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$101,489,854	$19,977,613

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of the Manager and preliminary valuation conclusions are documented, reviewed and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”) and the Class F-2-R-3 Notes tranche of the Saratoga CLO every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

The Company’s investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine the valuation for our investment in Saratoga CLO.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2022, our investment in one portfolio company was on non-accrual status with a fair value of approximately $10.1 million, or 1.12% of the fair value of our portfolio. At February 28, 2022, there were no investments on non-accrual status.

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

Dividend Income

Dividend income is recorded in the consolidated statements of operations when earned.

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

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility and notes are deferred and amortized using the straight-line method over the life of the respective facility and debt securities. Financing costs incurred in connection with the SBA debentures of SBIC LP and SBIC II LP are deferred and amortized using the straight-line method over the life of the debentures. Any discount or premium on the issuance of any debt is amortized using the effective interest method over the life of the respective debt security.

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

In order to qualify as a RIC, among other requirements, the Company is required to timely distribute to its stockholders at least 90% of its “investment company taxable income”, as defined by the Code, for each fiscal tax year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least (1) 98% of its net ordinary income in any calendar year, (2) 98.2% of its capital gain net income for each one-year period ending on October 31 and (3) any net ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such year, and on which the Company paid no U.S federal income tax.

Depending on the level of investment company taxable income earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward investment company taxable income and net capital gains in excess of current year dividend distributions into the next tax year and pay the 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual investment company taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the fiscal years ended February 28, 2022, 2021 and 2020, the excise tax accrual on estimated excess table income was $0.6 million, $0.7 million and $0.0 million, respectively.

In accordance with U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a publicly offered RIC may treat a distribution of its own stock as counting toward its RIC distribution requirements if each stockholder elects to receive his, her, or its entire distribution in either cash or stock of the RIC. This published guidance indicates that the rule will apply where the aggregate amount of cash to be distributed to all stockholders is not at least 20.0% of the aggregate declared distribution. Under the published guidance, if too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20.0% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2022, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2019, 2020, 2021 and 2022 federal tax years for the Company remain subject to examination by the IRS. As of May 31, 2022 and February 28, 2022, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The actual incentive fee payable to the Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and only reflected those net realized capital gains net of realized and unrealized losses for the period.

Recent Accounting Pronouncements

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$718,090	-	$718,090
Second lien term loans	-	-	38,629	-	38,629
Unsecured term loans	-	-	15,910	-	15,910
Structured finance securities	-	-	33,493	-	33,493
Equity interests	-	-	81,766	6,645	88,411
Total	$-	$-	$887,888	$6,645	$894,533

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments, by major class, as of February 28, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$631,572	$-	$631,572
Second lien term loans	-	-	44,386	-	44,386
Unsecured loans	-	-	15,931	-	15,931
Structured finance securities	-	-	38,030	-	38,030
Equity interests	-	-	75,632	12,016	87,648
Total	$-	$-	$805,551	$12,016	$817,567

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2022 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2022	$631,572	$44,386	$15,931	$38,030	$75,632	$805,551
Payment-in-kind and other adjustments to cost	(221)	-	-	(1,300)	199	(1,322)
Net accretion of discount on investments	344	6	-	-	-	350
Net change in unrealized appreciation (depreciation) on investments	(4,707)	(622)	(21)	(3,237)	4,623	(3,964)
Purchases	95,886	-	-	-	1,312	97,198
Sales and repayments	(4,947)	(5,141)	-	-	-	(10,088)
Net realized gain (loss) from investments	163	-	-	-	-	163
Balance as of May 31, 2022	$718,090	$38,629	$15,910	$33,493	$81,766	$887,888
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(4,869)	$(616)	$(20)	$(3,239)	$4,623	$(4,121)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the three months ended May 31, 2022.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2021 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2021	$440,456	$24,930	$2,141	$49,779	$37,007	$554,313
Payment-in-kind and other adjustments to cost	231	-	-	(435)	396	192
Net accretion of discount on investments	314	7	-	-	-	321
Net change in unrealized appreciation (depreciation) on investments	497	485	28	4,077	11,725	16,812
Purchases	87,321	-	-	-	31,845	119,166
Sales and repayments	(12,665)	-	-	-	(2,276)	(14,941)
Net realized gain (loss) from investments	-	-	-	-	1,910	1,910
Balance as of May 31, 2021	$516,154	$25,422	$2,169	$53,421	$80,607	$677,773
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the period	$838	$485	$28	$4,076	$13,568	$18,995

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the three months ended May 31, 2021.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$718,090	Market Comparables	Market Yield (%)	6.6% - 12.5%	8.9%
			Revenue Multiples (x)	3.5x	3.5x
Second lien term loans	38,629	Market Comparables	Market Yield (%)	9.7% - 38.7%	17.4%
Unsecured term loans	15,910	Market Comparables	Market Yield (%)	10.0% - 26.0%	12.8%
		Collateral Value Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities	33,493	Discounted Cash Flow	Discount Rate (%)	10.0% - 16.0%	14.8%
			Recovery Rate (%)	35% - 70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	81,766	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 28.6x	9.3x
			Revenue Multiples (x)	1.0x - 14.5x	7.2x
			Third-party bid	100.0%	100.0%
Total	$887,888

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$631,572	Market Comparables	Market Yield (%)	6.0% - 11.3%	8.4%
			Revenue Multiples (x)	3.5x	3.5x
Second lien term loans	44,386	Market Comparables	Market Yield (%)	8.9% - 32.9%	15.6%
			EBITDA Multiples (x)	7.5x	7.5x
Unsecured term loans	15,931	Market Comparables	Market Yield (%)	22.3%	22.3%
			Net Asset Value	100.0%	100.0%
Structured finance securities	38,030	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	14.2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	75,632	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 14.0x	9.7x
			Revenue Multiples (x)	0.5x - 38.3x	4.6x
			Third-party bid	100.0%	100.0%
Total	$805,551

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the earnings before interest, tax, depreciation and amortization (“EBITDA”) or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, and prepayment rate, in isolation, would result in a significantly lower (higher) fair value measurement while a significant increase (decrease) in recovery rate, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a third-party bid or market quote in deriving a value, a significant increase (decrease) in the third-party bid or market quote, in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of May 31, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$722,260	81.8%	$718,090	80.3%
Second lien term loans	44,727	5.1	38,629	4.3
Unsecured term loans	16,104	1.8	15,910	1.8
Structured finance securities	40,349	4.6	33,493	3.7
Equity interests	59,108	6.7	88,411	9.9
Total	$882,548	100.0%	$894,533	100.0%

The composition of our investments as of February 28, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$631,037	79.3%	$631,572	77.3%
Second lien term loans	49,862	6.3	44,386	5.4
Unsecured term loans	16,104	2.0	15,931	1.9
Structured finance securities	41,648	5.2	38,030	4.7
Equity interests	57,597	7.2	87,648	10.7
Total	$796,248	100.0%	$817,567	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We ran Intex models based on inputs about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at May 31, 2022. The inputs at May 31, 2022 for the valuation model include:

●	Default rate: 2%

●	Recovery rate: 35% -70%

●	Discount rate: 10% – 16%

●	Prepayment rate: 20%

●	Reinvestment rate / price: L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of May 31, 2022.

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

PDDS Buyer, LLC

PDDS Buyer, LLC (“PDDS”) provides SaaS-based dental practice management software for individual practices and dental groups.  PDDS offers key operational tools for a dental practice, including appointment scheduling, patient and clinical data intake and management, patient communications, billing and claims management, insurance verification and key performance indicator reporting.

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

On December 14, 2018, the Company completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period ending January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased its aggregate principal amount from approximately $300.0 million to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, the Company invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million in aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of 3M USD LIBOR plus 8.75% and 3M USD LIBOR plus 10.00%, respectively. As part of this refinancing, the Company also redeemed our existing $4.5 million in aggregate amount of the Class F notes tranche at par.

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary Saratoga CLO.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This fourth Saratoga CLO refinancing,  among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. The non-call period was extended to February 2022. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

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

For the three months ended May 31, 2022 and May 31, 2021, we accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.6 million and $1.1 million, respectively, from the subordinated notes of Saratoga CLO.

As of May 31, 2022, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $24.1 million and $9.4 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2022, Saratoga CLO had investments with a principal balance of $647.3 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%.  As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of May 31, 2022, the present value of the projected future cash flows of the subordinated notes was approximately $31.1 million, using a 16.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has since received distributions of $74.8 million, management fees of $29.4 million and incentive fees of $1.2 million.

As of February 28, 2022, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $28.7 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of February 28, 2022, the fair value of its investment in the Class F-R-3 Notes was $9.4 million. As of February 28, 2022, Saratoga CLO had investments with a principal balance of $660.2 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of February 28, 2022, the present value of the projected future cash flows of the subordinated notes was approximately $27.9 million, using a 15.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2022 (unaudited) and February 28, 2022 and for the three months ended May 31, 2022 (unaudited) and May 31, 2021 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	May 31, 2022	February 28, 2022
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $639,686,300 and $653,022,265, respectively)	$600,926,629	$638,929,660
Equities at fair value (amortized cost of $0 and $0, respectively)	-	33,690
Total investments at fair value (amortized cost of $639,686,300 and $653,022,265, respectively)	600,926,629	638,963,350
Cash and cash equivalents	8,708,940	6,171,793
Receivable from open trades	13,192,335	9,152,660
Interest receivable (net of reserve of $0 and $0, respectively)	2,291,057	2,062,856
Prepaid expenses and other assets	79,738	100,067
Total assets	$625,198,699	$656,450,726

LIABILITIES
Interest payable	$2,299,914	$1,659,776
Payable from open trades	10,680,082	18,794,627
Accrued base management fee	72,555	72,510
Accrued subordinated management fee	290,222	290,040
Accounts payable and accrued expenses	58,615	58,716
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(262,235)	(268,301)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,724,326)	(2,787,348)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(2,039,465)	(2,086,928)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(43,088,124)	(44,084,883)
Total liabilities	$687,287,238	$693,648,209

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(62,088,789)	(37,197,733)
Total net assets	(62,088,539)	(37,197,483)
Total liabilities and net assets	$625,198,699	$656,450,726

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2022	May 31, 2021
INVESTMENT INCOME
Total interest from investments	8,145,447	7,747,740
Interest from cash and cash equivalents	-	572
Other income	103,496	317,057
Total investment income	8,248,943	8,065,369

EXPENSES
Interest and debt financing expenses	7,532,364	4,836,177
Base management fee	163,193	163,646
Subordinated management fee	652,771	654,586
Professional fees	81,164	35,666
Trustee expenses	68,086	-
Other expense	38,089	59,783
Total expenses	8,535,667	5,749,858
NET INVESTMENT INCOME (LOSS)	(286,724)	2,315,511

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized gain (loss) from investments	77,657	(565,094)
Net change in unrealized appreciation (depreciation) on investments	(24,681,988)	(481,097)
Net realized and unrealized gain (loss) on investments	(24,604,331)	(1,046,191)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(24,891,055)	$1,269,320

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2022

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	4.15%	2/7/2029	$500,000	$497,675	$470,000
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	3.81%	4/30/2025	1,925,276	1,920,809	1,822,485
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.43%	8/11/2028	1,033,969	1,024,867	1,004,893
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.90%	5/9/2025	2,589,295	2,578,245	2,521,974
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	3.56%	1/4/2026	1,479,872	1,473,569	1,435,476
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	3.56%	1/4/2026	285,714	283,708	276,429
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.76%	10/18/2027	2,977,500	2,882,231	2,841,398
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	5.05%	1/18/2027	1,465,871	1,461,152	1,418,758
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	6.24%	8/15/2025	4,789,642	4,678,674	4,669,901
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.50%	3.80%	3/10/2028	492,516	489,734	477,740
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,641,577	1,616,197
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	2/4/2028	247,500	246,999	238,080
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	3/12/2026	2,142,449	2,126,347	2,067,463
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	6.30%	2/10/2027	4,428,156	4,398,416	4,187,928
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	4.37%	11/5/2027	995,000	994,019	957,508
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD LIBOR+	3.75%	0.50%	4.81%	5/12/2028	1,990,000	1,980,933	1,878,063
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.01%	4/3/2024	1,223,297	1,220,514	1,038,579
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.81%	1/29/2028	495,000	492,916	464,374
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.56%	4/6/2024	3,012,861	3,011,417	2,962,637
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.50%	0.75%	4.63%	3/3/2028	1,985,000	1,979,933	1,773,161

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.80%	3/18/2027	1,971,412	1,962,517	1,886,799
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	3.31%	2/17/2028	1,975,009	1,953,272	1,892,651
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	4.76%	8/11/2025	965,000	962,664	800,110
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	473,869	473,269	391,240
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	5.06%	7/18/2026	984,810	977,385	942,956
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	7.06%	11/19/2027	2,992,500	2,938,549	2,877,797
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	6.56%	9/1/2027	1,950,000	1,924,082	1,842,750
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	6.56%	9/1/2027	500,000	493,364	476,250
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	10/1/2026	1,928,237	1,920,979	1,879,221
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	4.76%	5/14/2027	623,805	618,576	606,650
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	3.81%	5/15/2026	2,961,929	2,931,234	2,754,594
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.46%	3/6/2028	990,000	981,591	920,700
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.31%	8/15/2025	987,245	987,245	966,266
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD LIBOR+	3.00%	0.50%	4.06%	10/21/2028	1,496,250	1,492,919	1,451,363
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	1/15/2027	2,331,250	2,271,606	2,244,807
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	4/1/2028	1,753,715	1,746,266	1,708,785
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.81%	9/23/2028	870,430	866,504	817,116
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	N/A	1.00%	0.50%	1.00%	9/29/2028	-	(578)	(7,803)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	4.31%	12/6/2027	1,484,848	1,475,790	1,393,902
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.51%	3/20/2024	3,350,967	3,342,566	2,884,613
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.31%	10/1/2025	1,931,174	1,926,851	1,850,064
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	4.00%	0.50%	5.06%	10/7/2028	99,765	99,314	94,590
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	9/7/2027	985,000	981,250	957,302

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	4.56%	2/12/2027	997,449	993,807	947,936
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.56%	2/12/2027	992,500	992,500	944,860
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	4.53%	2/12/2027	500,000	498,884	476,250
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	6.51%	9/15/2028	2,992,500	2,965,557	2,657,340
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.13%	0.00%	4.18%	11/3/2023	266,824	266,195	259,964
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	4.31%	12/18/2026	2,987,548	2,977,414	2,820,993
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.36%	2/15/2029	1,282,609	1,276,706	1,221,685
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	N/A	1.75%	0.50%	1.75%	2/15/2029	-	-	(10,326)
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan (Sybil Software)	Loan	3M USD LIBOR+	1.75%	0.00%	2.76%	3/22/2028	1,900,000	1,895,949	1,858,447
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	5.12%	12/15/2027	1,755,766	1,747,878	1,300,514
Avaya, Inc.	Telecommunications	Term Loan B-2 (2/21)	Loan	1M USD LIBOR+	4.00%	0.00%	4.87%	12/15/2027	1,000,000	1,000,000	740,560
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.75%	0.00%	6.81%	1/31/2026	3,397,217	3,363,977	3,374,557
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.68%	1/15/2025	1,000,000	908,241	965,830
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	3.18%	12/1/2027	493,750	489,804	476,316
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	7.06%	9/20/2027	493,750	480,112	461,656
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	10/10/2026	706,458	702,014	681,294
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	11/19/2026	1,466,250	1,436,896	1,408,524
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	4.50%	2/1/2029	1,000,000	995,000	937,500
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.34%	10/14/2027	1,235,663	1,223,441	1,187,781
Bausch & Lomb T/L	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	4.15%	5/5/2027	-	155	-
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	6.14%	2/1/2027	2,000,000	1,795,000	1,825,000

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	4.81%	4/6/2026	247,456	247,273	240,032
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	5.28%	4/6/2026	1,000,000	970,903	980,000
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.88%	4/13/2028	1,980,000	1,963,157	1,931,490
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	4.00%	1/24/2029	2,000,000	1,998,460	1,955,000
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	4/23/2026	987,342	981,727	949,082
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.81%	4/23/2026	1,476,325	1,467,779	1,422,808
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	5.01%	5/22/2024	2,441,367	2,436,766	2,392,539
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	3.50%	3/4/2028	990,000	987,965	950,400
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	3.06%	5/24/2027	1,466,299	1,458,278	1,397,017
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	4.81%	10/2/2025	521,333	521,333	499,504
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	5.22%	9/5/2025	965,000	962,678	935,085
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	4.46%	3/5/2026	990,000	990,000	953,578
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	4.06%	1/22/2027	2,971,527	2,966,501	2,818,404
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.81%	8/1/2025	1,473,807	1,475,784	1,406,822
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	3.05%	11/1/2026	1,965,113	1,953,829	1,904,941
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.56%	3/31/2028	2,481,250	2,460,142	2,382,000
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	5.56%	1/4/2026	680,625	672,685	673,179
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.76%	7/31/2023	5,393,388	5,272,206	3,651,755
CareStream Health, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	-	9,083	-
Casa Systems, Inc	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.06%	12/20/2023	1,387,375	1,384,009	1,304,133
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	4.81%	1/27/2027	1,975,943	1,965,275	1,753,650

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	4.26%	1/6/2028	992,500	990,636	884,982
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.50%	3.26%	9/16/2028	249,375	248,828	240,647
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	4.75%	12/17/2027	247,500	245,469	236,981
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.75%	4.76%	3/5/2028	990,000	985,726	944,628
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	7.07%	9/25/2025	2,418,750	2,406,358	2,358,281
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/14/2026	2,985,000	2,960,281	2,841,093
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.50%	3.56%	8/27/2028	885,830	877,884	850,397
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	3/15/2027	3,919,874	3,914,794	3,674,882
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	4/3/2025	913,004	880,469	880,884
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	3.06%	3/17/2028	495,000	493,964	472,314
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.56%	5/17/2028	992,500	983,847	942,260
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	3.65%	2/2/2028	4,950,000	4,945,532	4,782,938
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	4.31%	4/30/2026	1,267,812	1,259,924	1,215,717
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	5.39%	8/9/2026	3,466,022	3,445,212	3,344,712
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	5.38%	4/13/2029	1,500,000	1,463,084	1,425,000
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	7.07%	2/7/2025	912,500	907,512	732,281
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.81%	5/14/2028	477,687	476,684	466,342
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	5.31%	10/16/2028	997,500	988,351	986,697
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	4.56%	12/11/2026	2,940,000	2,822,180	2,815,050
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	4.56%	10/2/2027	2,714,005	2,495,563	2,405,287
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	3.12%	1/31/2028	4,000,000	3,987,396	3,857,000
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.56%	6/2/2028	2,487,500	2,476,537	2,276,063
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	3.55%	3/2/2027	1,975,000	1,975,000	1,870,898
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	4.63%	3/24/2028	3,957,462	3,935,528	3,764,536
CROCS INC	Consumer goods: Durable	Term Loan	Loan	6M USD SOFR+	3.50%	0.50%	4.45%	2/20/2029	3,000,000	2,880,321	2,799,990

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	6M USD LIBOR+	4.00%	0.75%	4.81%	9/15/2027	496,250	495,764	478,469
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	5.55%	4/27/2027	2,404,110	2,383,901	2,331,986
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	3.12%	7/15/2025	1,928,934	1,915,989	1,830,076
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.12%	1/15/2026	483,750	483,173	457,144
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	3.37%	4/15/2027	488,750	488,750	459,425
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.24%	11/2/2027	1,975,000	1,927,236	1,866,375
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	4.93%	3/5/2028	1,485,000	1,478,801	1,410,750
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	5.06%	10/16/2026	1,481,108	1,481,108	1,442,851
Dealer Tire, LLC	Automotive	Term Loan B-1	Loan	1M USD LIBOR+	4.25%	0.00%	5.31%	12/12/2025	2,932,500	2,928,270	2,856,754
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.27%	3/31/2025	6,299,031	6,261,515	6,054,943
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.76%	10/4/2028	840,000	836,252	784,216
DexKo Global, Inc. (Dragon Merger)	Automotive	Delayed Draw Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.76%	10/4/2028	160,000	160,000	149,374
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	8.00%	1.00%	9.00%	5/25/2026	344,930	335,006	346,310
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	1M USD SOFR+	3.25%	0.00%	4.09%	8/24/2026	3,400,447	2,977,892	1,019,284
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	6.06%	8/2/2027	3,820,000	3,786,881	3,689,471
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	5.26%	3/25/2028	496,250	492,089	465,234
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	6.34%	11/30/2028	838,544	830,684	822,821
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	6.31%	12/15/2028	3,000,000	2,971,916	2,670,000
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	4.81%	3/1/2028	6,435,000	6,392,510	6,180,303
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	3.81%	8/21/2025	3,866,149	3,856,616	3,747,768
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.56%	8/16/2028	997,500	992,998	954,278
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.56%	11/23/2028	2,000,000	1,995,567	1,911,000
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.56%	4/7/2028	2,205,211	2,197,882	2,115,437

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.31%	6/26/2025	1,898,938	1,898,938	1,771,956
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	4.06%	11/1/2028	500,000	497,725	481,500
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	7.56%	12/14/2025	2,216,935	2,149,539	2,172,597
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	3.65%	3/30/2029	619,565	615,936	603,110
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	1M USD LIBOR+	5.00%	0.75%	6.06%	3/27/2028	2,341,198	2,333,356	1,816,137
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	2/10/2028	2,481,250	2,471,151	2,332,375
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	4.81%	10/10/2025	4,837,500	4,833,031	1,871,871
Equiniti Group PLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.50%	5.20%	12/11/2028	997,500	988,297	980,044
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	4.76%	2/18/2027	1,962,990	1,962,809	1,826,287
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	6/27/2025	3,784,373	3,778,126	3,677,465
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	6.29%	3/30/2027	4,950,000	4,882,008	4,733,438
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	3.51%	2/1/2027	5,187,015	5,172,281	4,954,430
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	3.98%	7/21/2028	728,566	723,885	684,590
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	3.98%	7/21/2028	269,608	267,875	253,334
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD LIBOR+	3.25%	1.00%	4.26%	4/18/2025	1,330,058	1,326,038	1,178,551
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	3.06%	7/3/2024	493,590	493,241	480,273
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	3/10/2026	815,445	809,108	794,040
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	8/1/2025	4,342,484	4,325,024	4,179,641
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	1/29/2027	1,965,000	1,961,840	1,881,488
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	4.49%	4/30/2028	1,492,500	1,486,138	1,406,681
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	4.24%	12/31/2027	2,367,296	2,351,709	2,305,652
General Nutrition Centers, Inc.	Retail	Second Lien Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.87%	10/7/2026	367,030	367,030	336,445
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	3.01%	12/30/2026	1,470,000	1,465,169	1,433,618

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	-	191,515	-
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	3.63%	8/27/2025	3,116,200	2,672,664	2,977,280
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	8/13/2025	4,342,500	4,341,943	4,067,489
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	5.31%	11/29/2025	4,935,901	4,757,245	4,641,277
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	3.06%	8/10/2027	1,974,874	1,974,874	1,927,142
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	6.31%	12/1/2027	2,000,000	1,981,697	1,920,000
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	4.06%	8/7/2027	969,864	964,373	918,403
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD LIBOR+	3.75%	0.75%	4.81%	3/6/2028	987,538	983,235	935,198
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.31%	4/12/2024	2,844,231	2,830,909	2,806,317
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	3.67%	1/24/2029	250,000	249,421	240,938
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.56%	2/24/2028	3,860,991	3,858,037	3,758,443
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.81%	10/19/2027	3,464,824	3,444,560	3,195,018
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan (08/21)	Loan	3M USD LIBOR+	7.75%	1.00%	8.76%	6/16/2026	1,242,039	1,240,375	975,000
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.81%	6/3/2024	219,254	219,183	204,952
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.71%	7/14/2028	3,505,591	3,498,332	3,333,221
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.71%	7/14/2028	776,371	67,173	25,696
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	8/18/2025	3,540,000	3,532,098	3,364,097
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	5.21%	11/17/2028	2,132,143	2,122,638	2,042,422
Holley Purchaser, Inc	Automotive	Delayed Draw Term Loan	Loan	3M USD LIBOR+	3.75%	0.75%	4.58%	11/17/2028	203,036	203,036	194,492
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.31%	11/12/2027	2,168,662	2,159,297	2,078,901
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	4.15%	3/17/2028	5,940,000	5,889,766	5,652,920
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	1M USD LIBOR+	3.75%	0.75%	4.52%	3/2/2028	4,847,837	4,837,862	4,647,864
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.75%	0.50%	4.81%	11/1/2028	1,995,000	1,985,976	1,907,719
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	4.81%	3/6/2028	2,232,531	2,232,285	2,159,974

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.81%	1/29/2026	992,500	988,964	961,484
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	3.81%	10/27/2028	500,000	499,475	484,165
Ingram Micro Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	4.51%	6/30/2028	1,488,750	1,475,493	1,460,836
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.01%	5/1/2024	3,377,265	3,339,727	3,253,016
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	4.56%	2/4/2027	490,000	488,325	480,813
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	6M USD LIBOR+	5.00%	0.75%	7.08%	4/7/2028	4,282,942	4,262,545	3,879,617
INSTRUCTURE HOLDINGS, INC.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.50%	3.27%	10/30/2028	500,000	498,875	486,250
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,378,794	2,355,030	1,395,853
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	4.43%	3/14/2025	2,949,539	2,933,008	2,777,492
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,569,605	1,568,865	1,466,011
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	3.81%	1/31/2028	3,950,000	3,945,053	3,821,625
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	5.26%	3/1/2028	992,500	988,224	823,775
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.74%	11/15/2025	4,086,554	4,060,849	3,323,226
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD LIBOR+	4.75%	0.50%	5.55%	2/12/2026	1,485,000	1,479,368	1,315,458
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	3.25%	0.75%	4.31%	3/13/2028	495,000	493,576	459,939
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.38%	9/1/2027	495,009	485,332	485,109
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	828,458	563,842	745,613
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	928,253	297,446	631,212

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	2.06%	6/30/2025	337,326	337,326	167,819
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.31%	12/1/2023	473,750	473,248	443,994
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.56%	2/28/2025	2,616,496	2,597,391	2,556,525
LIGHTSTONE HOLDCO LLC	Energy: Electricity	Term Loan	Loan	3M USD SOFR+	5.75%	1.00%	7.02%	2/1/2027	1,242,048	1,241,321	1,127,159
LIGHTSTONE HOLDCO LLC	Energy: Electricity	Term Loan	Loan	3M USD SOFR+	5.75%	1.00%	7.02%	2/1/2027	70,053	70,014	63,574
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	12M USD LIBOR+	4.75%	0.00%	5.75%	3/17/2028	992,500	989,269	977,613
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	5.68%	8/31/2027	3,950,000	3,890,732	3,397,000
LOYALTY VENTURES INC.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.50%	5.56%	11/3/2027	3,277,513	3,259,370	3,048,087
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	2.55%	11/11/2026	1,217,195	1,215,295	1,186,765
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	4.65%	10/16/2028	250,000	248,900	238,438
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	8.00%	3/29/2029	3,000,000	2,901,311	2,735,010
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,396,175	2,390,447	2,264,386
MAGNITE, INC.	Services: Business	Term Loan	Loan	6M USD LIBOR+	5.00%	0.75%	5.81%	4/28/2028	1,985,000	1,942,739	1,915,525
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	8/29/2025	1,317,074	1,317,074	1,275,639
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	3.19%	2/15/2027	250,000	249,606	240,000
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	5.56%	2/28/2025	3,383,286	3,362,463	3,302,933
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD LIBOR+	4.75%	0.50%	5.81%	7/28/2028	1,990,000	1,971,837	1,887,177
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	6M USD LIBOR+	4.00%	0.50%	4.50%	12/18/2028	500,000	494,646	479,375
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.50%	0.75%	4.79%	12/22/2027	991,259	988,348	944,175
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	3.51%	3/1/2026	3,371,438	3,357,414	3,247,538
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	5.26%	4/8/2028	2,486,237	2,468,938	2,133,117
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan (6/21)	Loan	3M USD LIBOR+	4.00%	1.00%	5.01%	8/15/2025	3,792,008	3,766,790	3,728,492
MJH Healthcare Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan B (01/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.46%	1/28/2029	250,000	248,853	237,500
MKS Instruments, Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	2/2/2026	866,167	861,350	847,224

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	4.06%	9/20/2024	351,484	351,187	341,818
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	4.76%	9/30/2024	2,842,097	2,815,833	2,746,177
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	3.80%	11/23/2028	2,992,500	2,985,727	2,838,596
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	4.56%	11/14/2025	3,463,328	3,441,177	3,376,745
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.76%	3/2/2028	2,756,929	2,747,321	2,460,559
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.76%	3/2/2028	87,464	87,101	78,061
Neenah, Inc.	Forest Products & Paper	Term Loan B (03/21)	Loan	1M USD LIBOR+	3.00%	0.50%	4.06%	4/6/2028	1,985,000	1,976,517	1,949,647
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	6M USD LIBOR+	6.00%	0.75%	6.75%	7/13/2027	3,769,521	3,768,472	3,694,131
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	3.30%	9/18/2026	1,113,795	1,103,855	1,092,633
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD WIBOR+	5.50%	1.00%	6.54%	8/9/2024	1,712,840	1,705,670	1,678,584
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	Term Loan	Loan	12M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	-	2,860	-
NorthPole Newco S.a.r.l (b)	Aerospace & Defense	Term Loan	Loan	Prime+	7.00%	0.00%	11.00%	3/3/2025	5,348,887	5,051,888	340,992
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	2.00%	0.50%	2.50%	1/28/2029	1,500,000	1,492,500	1,447,500
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	5.87%	12/22/2028	1,555,556	1,540,962	1,505,000
Novae LLC	Automotive	Delayed Draw Term Loan	Loan	1M USD SOFR+	5.00%	0.75%	5.87%	12/22/2028	444,444	444,444	430,000
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.56%	9/29/2025	2,233,125	2,229,045	2,166,131
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	3M USD SOFR+	3.75%	0.50%	4.80%	2/23/2029	1,000,000	997,730	967,500
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	3.56%	6/2/2028	2,410,417	2,400,136	2,347,649
Pacific Gas and Electric Company	Utilities: Electric	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	4.06%	6/18/2025	1,476,212	1,470,887	1,427,778
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.56%	9/20/2028	995,000	990,570	947,121
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	5.72%	7/6/2028	941,176	932,844	907,059
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.50%	0.50%	5.74%	1/7/2028	496,250	493,272	476,152
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	4.21%	3/30/2027	490,232	481,809	467,049
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	5/29/2026	809,038	806,545	786,790
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	6M USD SOFR+	4.00%	0.50%	4.67%	2/28/2029	1,000,000	997,584	955,830
PECF USS INTERMEDIATE HOLDING III CORPORATION	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	5.31%	12/15/2028	99,750	99,548	93,812

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	6M USD LIBOR+	3.25%	0.50%	5.08%	12/29/2028	1,302,632	1,296,533	1,239,128
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	6M USD LIBOR+	3.25%	0.00%	4.92%	12/29/2028	69,079	69,079	59,457
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	3.78%	5/3/2029	1,000,000	995,012	980,310
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.81%	2/1/2028	5,347,837	5,327,869	5,175,369
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	5.13%	12/23/2028	2,000,000	1,981,110	1,903,340
Ping Identity Corporation	High Tech Industries	Term Loan B (11/21)	Loan	1M USD SOFR+	3.75%	0.50%	4.88%	11/22/2028	1,000,000	995,353	972,500
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	5.06%	3/17/2028	3,970,000	3,941,783	3,771,500
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	3.31%	12/1/2028	1,936,176	1,927,213	1,869,011
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	3.81%	3/13/2028	4,455,000	4,446,544	4,261,965
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	5.29%	4/21/2029	2,000,000	1,990,239	1,782,140
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/29/2027	495,000	493,048	473,963
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	5.81%	2/12/2028	5,445,000	5,393,441	5,063,850
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD LIBOR+	3.75%	0.50%	4.81%	12/15/2028	3,000,000	2,976,390	2,883,750
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.50%	0.00%	4.56%	1/22/2027	491,250	490,551	475,692
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	12M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,547,342	3,546,975	3,453,586
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	7.32%	4/27/2027	2,977,500	2,951,315	2,921,672
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.22%	12/28/2027	494,998	492,939	453,982
Project Leopard Holdings Inc	High Tech Industries	Term Loan	Loan	6M USD LIBOR+	4.50%	1.00%	5.50%	7/5/2024	493,750	493,167	488,566
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.06%	1/29/2025	480,150	479,222	455,245
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	4.56%	2/12/2027	483,838	482,163	458,436
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	5.47%	2/1/2029	2,000,000	1,981,173	1,843,340
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	3.50%	2/15/2028	1,995,000	1,968,750	1,897,744
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.50%	4.31%	4/24/2028	995,000	992,993	952,603
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	4.31%	5/30/2025	2,961,449	2,940,104	2,851,638
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	1M USD LIBOR+	3.25%	0.50%	4.31%	2/17/2028	991,241	989,305	925,878
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	4,332,068	4,263,172	4,065,645

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	2M USD LIBOR+	2.25%	0.50%	3.36%	2/11/2028	1,485,000	1,482,733	1,443,242
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	5.26%	4/30/2024	3,073,181	3,067,499	2,911,839
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD LIBOR+	2.50%	0.50%	3.56%	10/20/2028	3,488,734	3,481,525	3,192,192
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	1/29/2027	1,288,182	1,287,280	1,251,958
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	4.31%	2/5/2026	3,456,250	3,441,637	3,285,304
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.56%	2/28/2025	960,000	959,144	777,600
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	5.31%	11/28/2025	2,897,722	2,890,966	2,789,579
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.50%	1.00%	5.00%	6/2/2025	5,592,385	5,558,475	5,277,813
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	5.17%	2/8/2028	2,980,037	2,929,738	2,654,707
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	4.13%	9/1/2027	1,489,968	1,476,874	1,458,768
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	5.80%	3/10/2028	2,477,487	2,423,161	2,351,136
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	7/5/2024	745,909	744,577	726,329
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	4.06%	4/25/2025	934,981	917,510	910,437
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.81%	4/20/2028	2,977,500	2,962,885	2,873,288
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	4.18%	4/4/2029	500,000	498,804	478,930
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	3.01%	11/2/2028	1,000,000	997,767	969,750
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	3M USD LIBOR+	3.25%	0.50%	4.26%	6/16/2028	497,500	495,314	476,356
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD LIBOR+	3.75%	0.50%	4.81%	8/28/2028	1,990,000	1,981,141	1,935,275
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD LIBOR+	2.00%	0.50%	3.06%	3/18/2028	783,790	782,151	770,724
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	3.56%	1/23/2025	488,750	488,750	467,367
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	5.54%	1/15/2027	3,248,290	3,201,631	3,148,145
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.30%	8/2/2028	1,995,000	1,986,227	1,935,150
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	5.01%	3/31/2028	1,990,000	1,973,128	1,900,450
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	1M USD LIBOR+	2.00%	0.50%	3.06%	3/3/2028	495,000	493,985	478,086
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	3/4/2028	2,970,000	2,955,317	2,825,747
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.25%	5/12/2028	3,436,364	3,431,556	3,303,205

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	4/16/2025	189,651	189,447	184,081
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	4/16/2025	153,954	153,791	149,433
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	2.81%	4/16/2025	476,310	475,764	462,392
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	6M USD LIBOR+	2.50%	0.50%	3.79%	9/22/2028	637,750	631,998	622,514
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	6.29%	4/16/2026	4,375,186	4,261,365	3,983,257
Stars Group Inc. (The)	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	3.26%	7/21/2026	1,990,000	1,986,246	1,940,608
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	4.53%	4/17/2028	498,750	497,762	477,139
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.81%	12/1/2028	997,500	988,251	958,598
Sylvamo Corporation	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	4.50%	0.50%	5.56%	8/18/2028	946,667	938,084	904,067
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	5.18%	4/24/2028	2,488,747	2,487,629	2,370,531
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+	5.25%	0.50%	5.88%	4/2/2029	1,000,000	990,084	975,000
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.27%	7/7/2028	997,500	995,283	957,600
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	6.31%	7/15/2025	4,417,195	4,349,760	4,233,131
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.06%	10/1/2025	1,451,250	1,444,159	1,377,788
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.06%	9/27/2024	1,915,000	1,913,605	1,790,525
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	4.27%	2/6/2026	997,475	996,275	965,805
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	4.23%	1/18/2029	250,000	248,238	241,875
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	5.63%	12/19/2025	4,869,796	4,864,098	4,760,226
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	4.06%	2/1/2026	2,249,532	2,213,935	2,203,147
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.56%	8/18/2027	493,750	488,127	466,594
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.50%	3.31%	12/1/2028	868,468	866,495	845,670
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	8/22/2024	4,013,901	4,015,755	3,915,360
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	5.06%	1/25/2024	2,406,250	2,405,629	2,156,602
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.51%	3/31/2028	1,488,751	1,482,482	1,371,824
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	3/10/2028	346,923	346,204	335,214
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	5.06%	10/29/2027	961,806	955,685	923,333

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	3M USD LIBOR+	3.50%	0.00%	5.07%	2/25/2027	3,937,527	3,901,174	3,817,983
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	4.51%	8/27/2025	877,955	874,681	863,688
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	472,747	475,079
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	4.31%	10/22/2025	1,540,259	1,484,910	1,504,649
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	7.32%	9/1/2024	912,927	908,180	647,183
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.31%	3/15/2026	2,465,278	2,459,054	2,388,238
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	4.06%	1/20/2028	1,842,457	1,840,030	1,762,771
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	1M USD SOFR+	5.00%	0.75%	5.80%	1/19/2029	249,375	248,243	241,477
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	5.52%	8/20/2025	1,378,747	1,374,159	1,223,638
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	4.00%	0.75%	5.06%	12/6/2028	1,000,000	995,418	970,499
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	3.88%	1/12/2029	3,100,888	3,092,966	2,984,604
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	3.05%	9/28/2028	2,985,000	2,976,012	2,876,793
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	2.64%	12/31/2025	904,636	904,207	878,111
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	3.13%	4/28/2029	500,000	494,999	497,969
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	6M USD LIBOR+	3.25%	0.00%	3.60%	3/19/2028	2,333,435	2,330,474	2,269,264
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.06%	3/11/2024	475,000	474,999	382,255

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	3.18%	1/20/2028	1,250,000	1,249,776	1,212,762
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/15/2025	488,550	487,437	437,099
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.50%	4.81%	3/2/2028	2,475,000	2,464,334	2,374,464
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	1M USD LIBOR+	4.00%	1.00%	5.06%	10/10/2024	1,066,719	1,032,279	953,016
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.56%	10/10/2024	2,552,943	2,519,949	2,265,737
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	3.31%	3/31/2028	2,977,481	2,966,791	2,890,628
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	5.31%	3/27/2028	1,980,000	1,946,129	1,894,207
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	12/22/2028	7,424,013	7,400,283	7,156,748
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	4.56%	6/8/2028	2,706,468	2,695,714	2,612,878
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	3/9/2027	1,000,000	975,000	955,940
ZEBRA BUYER LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.25%	0.50%	4.31%	11/1/2028	887,097	883,218	859,748
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.93%	1/25/2027	967,053	967,053	939,492
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	3.03%	1/29/2029	498,750	497,611	485,553

										$639,686,300	$600,926,629

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	8,708,940	$8,708,940	$8,708,940
Total cash and cash equivalents	8,708,940	$8,708,940	$8,708,940

(a)	All or a portion of this investment has an unfunded commitment as of May 31, 2022
(b)	As of May 31, 2022, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2022.
(d)	Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

WIBOR - Warsaw Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of May 31, 2022 was 1.12%.

2M USD LIBOR—The 2 month USD LIBOR rate as of May 31, 2022 was 1.11%.

3M USD LIBOR—The 3 month USD LIBOR rate as of May 31, 2022 was 1.63%.

6M USD LIBOR—The 6 month USD LIBOR rate as of May 31, 2022 was 1.38%.

12M USD LIBOR - The 12 month USD LIBOR rate as of May 31, 2022 was 0.99%.

3 PL WIBOR - The 3 month PL WIBOR rate as of May 31, 2022 was 1.03%.

Daily SOFR- The daily SOFR rate as of May 31, 2022 was 0.79%.

1M SOFR - The 1 month SOFR rate as of May 31, 2022 was 1.13%.

3M SOFR - The 3 month SOFR rate as of May 31, 2022 was 0.80%.

Prime—The Prime Rate as of May 31, 2022 was 3.25%.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-	-	-	-	-	32,832	-	-
J Jill Common Stock	Retail	Common stock	Equity	-	-	-	-	-	2,107	-	33,691
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	2/7/2029	500,000	497,530	493,750
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	4/30/2025	1,930,276	1,925,558	1,892,886
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	8/11/2028	2,000,000	1,981,559	1,977,920
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	2,737,038	2,723,587	2,686,403
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	1,483,686	1,476,852	1,470,704
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	285,714	283,586	283,571
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	10/18/2027	2,985,000	2,885,411	2,962,135
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,469,671	1,464,591	1,460,485
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.30%	8/15/2025	4,789,642	4,670,148	4,705,823
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	3/10/2028	493,763	490,886	489,442
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,640,863	1,644,874
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	2/4/2028	248,125	247,608	245,217
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	3/12/2026	2,147,859	2,130,749	2,110,271
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD LIBOR+	5.50%	0.00%	5.72%	2/10/2027	4,439,454	4,407,744	4,412,639
Alliant Holdings I, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	11/5/2027	997,500	996,393	987,944
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	5/12/2028	1,995,000	1,985,516	1,966,412
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,220,031	1,102,497
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2028	496,250	494,097	485,084
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	3,012,861	3,011,323	3,011,355
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/3/2028	1,990,000	1,984,442	1,954,558
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	3/18/2027	1,976,415	1,967,087	1,956,651

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	1,980,006	1,957,163	1,946,900
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	8/11/2025	967,500	964,919	832,253
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	475,113	474,420	406,882
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	7/18/2026	987,342	979,469	972,532
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	6.75%	11/19/2027	3,000,000	2,943,100	3,000,000
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	1,975,000	1,947,406	1,965,125
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	500,000	493,024	498,125
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	10/1/2026	1,950,000	1,942,029	1,927,575
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	5/14/2027	828,378	821,051	826,655
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	5/15/2026	2,969,543	2,937,176	2,887,881
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/6/2028	992,500	983,643	982,575
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	8/15/2025	989,796	989,796	982,066
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	10/21/2028	1,496,250	1,492,669	1,481,288
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	1/15/2027	2,331,250	2,268,549	2,279,776
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	4/1/2028	1,753,715	1,746,008	1,743,491
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	9/23/2028	872,611	868,610	855,526
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	9/22/2028	-	(601)	(2,494)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	12/6/2027	1,500,000	1,490,625	1,473,570
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,341,474	3,103,833
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	10/1/2025	2,436,164	2,430,830	2,425,518

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	4.00%	0.50%	4.50%	10/7/2028	100,000	99,530	99,542
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	9/7/2027	987,500	983,579	973,458
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/12/2027	1,000,000	996,250	984,580
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	2/12/2027	995,006	995,006	978,837
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	2/12/2027	500,000	498,811	491,875
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/15/2028	3,000,000	2,971,643	2,968,140
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.13%	0.00%	3.33%	11/3/2023	266,824	266,095	264,767
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	12/18/2026	2,995,112	2,984,120	2,939,882
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	2/15/2029	1,282,609	1,276,322	1,269,462
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	N/A	N/A	N/A	N/A	2/15/2029	-	-	(2,228)
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan (Sybil Software)	Loan	3M USD LIBOR+	2.00%	0.00%	2.22%	3/22/2028	1,925,000	1,920,766	1,916,819
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	4.44%	12/15/2027	1,755,766	1,747,367	1,739,859
Avaya, Inc.	Telecommunications	Term Loan B-2 (2/21)	Loan	1M USD LIBOR+	4.00%	0.00%	4.19%	12/15/2027	1,000,000	1,000,000	988,590
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.75%	0.00%	5.97%	1/31/2026	3,405,995	3,370,219	3,371,935
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	900,020	990,630
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	12/1/2027	495,000	490,860	491,466
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	6.75%	9/20/2027	500,000	485,751	495,000
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	10/10/2026	706,458	701,732	701,605

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	11/19/2026	1,470,000	1,438,969	1,440,968
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.25%	0.00%	4.75%	2/1/2029	1,000,000	995,000	992,500
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	10/14/2027	1,238,775	1,225,981	1,222,522
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	4/6/2026	248,092	247,897	246,851
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	4/13/2028	1,985,000	1,967,341	1,968,247
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	1/24/2029	1,890,909	1,889,030	1,873,191
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Delayed Draw Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	1/24/2029	109,091	109,048	108,069
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	4/23/2026	989,873	983,805	967,601
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	4/23/2026	1,480,053	1,470,897	1,464,335
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,443,339	2,437,898	2,437,230
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	3/4/2028	992,500	990,307	983,200
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	5/24/2027	1,470,049	1,461,460	1,442,486
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	10/2/2025	522,846	522,846	516,310
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.47%	9/5/2025	967,500	964,897	959,034

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	3.66%	3/5/2026	992,500	992,500	980,342
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	1/22/2027	2,979,108	2,973,591	2,930,697
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,477,538	1,479,743	1,453,528
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	11/1/2026	1,970,088	1,958,262	1,946,565
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	2,487,500	2,465,358	2,475,063
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.71%	1/4/2026	682,500	673,958	681,005
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	5,393,388	5,246,921	4,159,650
CareStream Health, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,184,163	2,181,757	2,184,163
Casa Systems, Inc	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,391,125	1,387,217	1,349,391
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	1/27/2027	1,980,130	1,968,915	1,934,864
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	995,000	992,948	963,906
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/16/2028	250,000	249,432	246,875
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/17/2027	248,125	246,017	245,257
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/5/2028	992,500	988,070	986,297
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.71%	9/25/2025	2,425,000	2,412,003	2,371,456
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/14/2026	2,992,500	2,966,179	2,985,019
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	8/27/2028	931,998	923,210	923,647

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/15/2027	3,929,899	3,924,411	3,823,045
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/3/2025	915,661	880,331	896,780
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	3/17/2028	496,250	495,147	489,427
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	5/17/2028	995,000	986,097	987,538
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	2.69%	2/2/2028	4,962,500	4,957,863	4,911,089
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	4/30/2026	1,267,812	1,259,559	1,253,549
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	5.00%	8/9/2026	3,474,709	3,452,852	3,457,336
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	6.01%	2/7/2025	925,000	919,273	811,688
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	5/14/2028	487,192	486,099	482,929
Compass Power Generation, LLC	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,707,152	1,704,898	1,686,120
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	10/16/2028	1,000,000	990,409	990,310
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,947,500	2,823,770	2,906,972
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/2/2027	714,005	705,262	704,187
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	1/31/2028	4,000,000	3,986,739	3,914,280
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/19)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	1,872,727	1,852,319	1,857,127
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	6/2/2028	2,493,750	2,482,238	2,459,461
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	3/2/2027	1,980,000	1,980,000	1,913,175
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	4.00%	3/24/2028	3,967,481	3,944,804	3,898,050
CROCS INC	Consumer goods: Durable	Term Loan	Loan	3M USD SOFR+	3.50%	0.50%	4.03%	1/26/2029	1,000,000	995,000	987,500
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	6M USD LIBOR+	4.00%	0.75%	4.81%	9/15/2027	497,500	497,013	495,634

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	4/27/2027	2,404,110	2,382,506	2,402,114
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	7/15/2025	1,934,010	1,919,923	1,873,263
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	1/15/2026	485,000	484,359	469,946
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.69%	4/15/2027	490,000	490,000	475,035
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	1,980,000	1,929,799	1,952,775
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/5/2028	1,488,750	1,482,131	1,473,863
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	10/16/2026	1,484,887	1,484,887	1,477,046
Dealer Tire, LLC	Automotive	Term Loan B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	12/12/2025	2,940,000	2,935,370	2,926,211
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/31/2025	6,315,361	6,274,862	6,148,699
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	10/4/2028	840,000	836,119	828,450
DexKo Global, Inc. (Dragon Merger) (a)	Automotive	Delayed Draw Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	10/4/2028	130,905	134,906	132,706
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Term Loan	Loan	Prime+	2.25%	0.00%	5.50%	8/24/2026	3,408,970	2,964,398	1,264,728
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	8/2/2027	3,910,000	3,874,543	3,896,823
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/25/2028	497,500	493,121	493,769
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	11/30/2028	840,645	832,557	837,140
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	5.75%	12/15/2028	3,000,000	2,970,701	2,944,500
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/1/2028	6,500,000	6,454,552	6,467,500
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	8/21/2025	3,876,012	3,865,362	3,838,880

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	6M USD LIBOR+	3.50%	0.50%	4.00%	8/16/2028	1,000,000	995,320	989,250
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/23/2028	2,000,000	1,995,444	1,978,500
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	4/7/2028	2,210,766	2,203,181	2,190,603
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	6/26/2025	1,903,934	1,903,934	1,874,575
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	500,000	497,610	494,455
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.71%	12/14/2025	2,341,935	2,266,272	2,334,137
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	3.50%	1/26/2029	750,000	746,250	742,688
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	3/27/2028	2,347,110	2,338,792	2,264,421
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	2/10/2028	2,487,500	2,476,721	2,394,219
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	10/10/2025	4,850,000	4,844,205	3,516,638
Equiniti Group PLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	12/11/2028	500,000	495,392	497,085
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	2/18/2027	1,967,959	1,967,595	1,945,820
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	6/27/2025	3,793,978	3,787,136	3,743,708
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	3/30/2027	4,962,500	4,891,260	4,925,281
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	2/1/2027	5,200,639	5,184,839	5,109,628
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/21/2028	730,392	725,495	719,663
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/21/2028	269,608	267,800	265,647
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,325,610	1,235,292
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	7/3/2024	494,872	494,493	488,122

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	3/10/2026	815,445	808,696	813,406
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.50%	8/1/2025	4,353,736	4,335,125	4,310,199
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	1/29/2027	1,970,000	1,966,736	1,927,428
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/28/2028	1,496,250	1,489,649	1,470,066
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,392,656	2,376,261	2,370,715
General Nutrition Centers, Inc. (d)	Retail	Second Lien Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.11%	10/7/2026	376,605	376,605	351,342
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.22%	12/30/2026	1,473,750	1,468,685	1,451,305
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,922,786	3,717,418	3,615,828
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/27/2025	3,775,280	3,197,869	3,684,031
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	12/27/2024	2,900,607	2,887,935	2,889,730
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/13/2025	4,353,750	4,353,165	4,065,314
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	11/29/2025	4,938,649	4,748,435	4,788,959
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	8/10/2027	1,979,899	1,979,899	1,948,657
Go Wireless Holdings, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	2,846,753	2,824,354	2,828,961
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	6.00%	11/23/2027	2,000,000	1,980,672	1,980,000
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/7/2027	972,314	966,607	961,647
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/6/2028	990,019	985,574	984,079
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	4/12/2024	2,844,231	2,829,223	2,826,454
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	3.27%	1/24/2029	250,000	249,378	248,063
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	2/24/2028	3,870,741	3,867,368	3,845,581

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	10/19/2027	3,473,618	3,452,200	3,414,393
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan (08/21)	Loan	3M USD LIBOR+	7.75%	1.00%	8.75%	6/16/2026	1,262,555	1,260,655	1,121,149
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	226,716	226,626	218,895
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	3,514,399	3,506,291	3,471,101
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	67,342	67,342	56,947
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/18/2025	3,550,000	3,541,488	3,505,625
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	11/17/2028	2,137,500	2,127,187	2,117,899
Holley Purchaser, Inc (a)	Automotive	Delayed Draw Term Loan	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	11/17/2028	106,875	106,875	103,602
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	2,174,152	2,164,312	2,148,192
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	3.30%	3/17/2028	5,955,000	5,902,173	5,843,344
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	4,860,079	4,848,914	4,811,478
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/1/2028	2,000,000	1,990,546	1,973,760
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/6/2028	2,238,141	2,237,925	2,221,355
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2026	995,000	991,113	983,189
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	3.00%	10/27/2028	500,000	499,441	493,440
Ingram Micro Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	6/30/2028	1,492,500	1,478,709	1,483,172
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,386,129	3,343,519	3,356,501

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	2/4/2027	491,250	489,509	487,973
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	4/7/2028	4,368,033	4,346,269	4,018,591
INSTRUCTURE HOLDINGS, INC.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.50%	3.27%	10/21/2028	500,000	498,797	492,500
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,427,552	2,401,608	1,775,900
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.67%	3/14/2025	2,949,539	2,931,462	2,870,285
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,574,907	1,573,650	1,409,542
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	1/31/2028	3,960,000	3,954,873	3,906,778
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/1/2028	995,000	990,570	945,250
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,154,019	4,125,538	3,620,933
KAR Auction Services, Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.50%	9/19/2026	244,375	243,989	241,931
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD LIBOR+	4.75%	0.50%	5.55%	2/12/2026	1,488,750	1,482,629	1,391,981
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	3/13/2028	496,250	494,732	489,054
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	9/1/2027	496,250	486,145	491,288
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Priority Exit PIK Term Loan (9/20)	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	299,904	288,132	300,054
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	2nd Out Take Back PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	616,465	528,040	592,115
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	818,373	540,076	720,987
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	869,977	228,303	594,847
Lealand Finance Company B.V. (d)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	1.21%	6/30/2025	334,753	334,753	155,422

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	475,000	474,352	449,616
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,694,077	2,673,038	2,667,136
Lightstone Generation LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,594	1,099,212
Lightstone Generation LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,542	61,997
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	12M USD LIBOR+	4.75%	0.00%	5.50%	3/17/2028	995,000	991,612	991,269
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	4.89%	8/31/2027	3,960,000	3,897,792	3,888,482
LOYALTY VENTURES INC.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	11/3/2027	3,340,141	3,320,925	3,294,214
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	11/11/2026	1,220,308	1,218,289	1,200,857
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	4.25%	10/16/2028	250,000	248,837	246,875
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,234,660	2,228,836	2,208,582
MAGNITE, INC.	Services: Business	Term Loan	Loan	6M USD LIBOR+	5.00%	0.75%	5.75%	4/28/2028	1,990,000	1,935,905	1,980,050
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	8/29/2025	1,317,074	1,317,074	1,290,403
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	2.22%	2/15/2027	250,000	249,562	244,895
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.71%	2/28/2025	3,392,071	3,369,794	3,375,823
McAfee, LLC	Services: Business	Term Loan B	Loan	Prime+	2.75%	0.00%	6.00%	9/30/2024	1,642,423	1,638,322	1,638,054
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	3M USD LIBOR+	4.75%	0.50%	5.26%	7/28/2028	1,995,000	1,976,108	1,975,050
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	11/17/2028	500,000	492,500	496,250
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/22/2027	993,756	990,577	976,366
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	3/1/2026	3,381,477	3,366,633	3,341,677
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/8/2028	2,492,500	2,474,302	2,312,492

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan (6/21)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	8/15/2025	3,801,560	3,774,075	3,782,552
MJH Healthcare Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan B (01/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	1/28/2029	250,000	248,782	247,500
MKS Instruments, Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	2/2/2026	868,529	863,296	862,562
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	9/20/2024	351,484	351,116	348,848
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	9/30/2024	2,842,097	2,812,930	2,765,730
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+	3.00%	0.50%	3.50%	11/17/2028	3,000,000	2,992,613	2,950,710
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.75%	11/14/2025	3,472,277	3,448,686	3,411,513
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	2,763,891	2,753,599	2,704,771
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	87,464	87,078	85,593
National Mentor Holdings, Inc. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan 2/21	Loan	N/A	N/A	N/A	N/A	3/2/2028	-	-	(2,758)
Neenah, Inc.	Forest Products & Paper	Term Loan B (03/21)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	4/6/2028	1,990,000	1,981,133	1,960,150
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	6M USD LIBOR+	6.00%	0.75%	6.75%	7/13/2027	1,000,000	998,828	997,500
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	9/18/2026	1,113,795	1,103,364	1,107,146
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD WIBOR+	5.50%	1.00%	6.50%	8/9/2024	1,725,340	1,717,025	1,690,834
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	Term Loan	Loan	12M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	871,151	869,399	842,838
NorthPole Newco S.a.r.l (b), (d)	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.22%	3/3/2025	5,348,887	5,028,659	1,537,805
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	2.00%	0.50%	2.50%	1/28/2029	1,500,000	1,492,500	1,480,620
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	5.75%	12/22/2028	1,555,556	1,540,210	1,540,000

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Novae LLC (a)	Automotive	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	12/22/2028	-	-	(4,444)
Novolex Holdings, Inc (Flex Acquisition)	Containers, Packaging & Glass	Term Loan (02/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/2/2028	987,555	983,296	983,437
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	9/29/2025	2,238,750	2,234,198	2,210,766
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.75%	0.50%	4.25%	2/23/2029	1,000,000	997,500	996,250
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	6M USD LIBOR+	3.00%	0.50%	3.50%	6/2/2028	2,410,417	2,399,629	2,397,617
Pacific Gas and Electric Company	Utilities: Electric	Term Loan	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,479,969	1,474,197	1,449,999
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	9/20/2028	997,500	992,792	984,473
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	7/6/2028	941,176	932,470	934,118
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/7/2028	497,500	494,346	493,520
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/30/2027	491,473	482,640	486,804
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	5/29/2026	809,038	806,361	800,188
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	4.00%	0.50%	4.50%	2/4/2029	1,000,000	997,500	989,580
PECF USS INTERMEDIATE HOLDING III CORPORATION	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	12/15/2028	100,000	99,777	99,391
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD LIBOR+	3.50%	0.00%	3.84%	12/28/2028	1,302,632	1,296,159	1,291,234

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	N/A	N/A	N/A	N/A	12/28/2028	-	-	(1,727)
Penn National Gaming	Hotel, Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,762,675	1,715,292	1,746,370
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	5,459,994	5,439,162	5,425,869
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	4.50%	12/23/2028	2,000,000	1,980,245	1,985,000
Ping Identity Corporation	High Tech Industries	Term Loan B (11/21)	Loan	6M USD SOFR+	3.75%	0.50%	4.45%	11/22/2028	1,000,000	995,074	990,000
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	3/17/2028	2,977,500	2,960,793	2,944,003
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,515,981	3,504,837
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	11/17/2028	2,000,000	1,990,299	1,974,380
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	3/13/2028	4,466,250	4,457,371	4,415,513
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	2/2/2029	2,000,000	1,990,000	1,968,340
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/29/2027	496,250	494,183	486,945
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,458,750	5,404,639	5,333,635
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	12/15/2028	3,000,000	2,975,633	2,973,000
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	1/22/2027	492,500	491,700	488,038
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	6M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,556,300	3,553,818	3,513,837
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.75%	1.00%	6.75%	4/27/2027	2,985,000	2,957,411	2,973,806
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	496,248	494,100	487,832
Project Leopard Holdings Inc	High Tech Industries	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/5/2024	495,000	494,242	492,678
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	481,388	480,315	474,017
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/12/2027	485,075	483,298	475,374
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	1/19/2029	2,000,000	1,980,237	1,968,760
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	2/15/2028	496,250	494,141	480,519

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	4/24/2028	997,500	995,328	985,720
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	5/30/2025	2,969,141	2,946,381	2,922,496
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.81%	2/17/2028	993,744	991,647	973,869
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	4,343,378	4,268,021	4,251,082
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,488,750	1,486,251	1,481,306
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	4/30/2024	3,084,702	3,078,180	3,067,366
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	10/20/2028	3,497,500	3,489,704	3,456,509
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	1/29/2027	1,291,932	1,290,988	1,271,829
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	2/5/2026	3,465,000	3,449,546	3,406,545
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	962,500	961,492	877,800
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	11/28/2025	2,905,190	2,897,593	2,876,138
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	6/2/2025	5,637,965	5,601,072	5,592,185
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	4.50%	2/8/2028	1,985,000	1,967,852	1,951,513
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	9/1/2027	493,750	487,862	489,583
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	5.50%	3/10/2028	2,483,744	2,427,454	2,458,906
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	7/5/2024	748,409	746,932	740,925
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	4/25/2025	987,538	967,436	979,519
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	4/20/2028	2,985,000	2,969,212	2,895,450
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	4.00%	2/3/2029	500,000	498,750	496,460
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	2.14%	11/2/2028	1,000,000	997,653	993,440
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	6/16/2028	498,750	496,482	492,206
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	8/28/2028	1,995,000	1,985,688	1,981,294

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/18/2028	785,769	784,048	780,528
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.80%	1/23/2025	490,000	490,000	472,238
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/15/2027	3,256,472	3,207,096	3,240,190
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/2/2028	2,000,000	1,990,687	1,985,000
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	3/31/2028	1,995,000	1,977,135	1,975,050
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/3/2028	496,250	495,145	494,389
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	3/4/2028	2,977,500	2,962,439	2,958,474
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.26%	5/12/2028	3,600,000	3,594,517	3,571,488
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	190,170	189,956	186,819
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	154,375	154,203	151,655
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	477,615	477,001	469,376
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/22/2028	640,250	634,225	637,503
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	4/16/2026	4,386,462	4,265,782	4,154,813
Stars Group Inc. (The)	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	2.47%	7/21/2026	1,995,000	1,990,864	1,972,776
Storable, Inc	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	4/17/2028	500,000	498,861	494,375
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	12/1/2028	1,000,000	990,274	995,940
Sylvamo Corporation	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	8/18/2028	1,093,333	1,082,992	1,085,133
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	4/24/2028	2,495,000	2,493,770	2,465,684
Syniverse Holdings, Inc.	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	2/1/2029	500,000	495,000	499,375
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.27%	7/7/2028	1,000,000	997,633	986,250
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	6.25%	7/15/2025	4,428,522	4,355,261	4,383,129
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	10/1/2025	1,455,000	1,447,215	1,444,088
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,920,000	1,918,652	1,881,600
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	2/6/2026	1,000,000	998,750	988,330

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	3.44%	1/5/2029	250,000	248,180	246,668
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	4.67%	12/19/2025	4,869,796	4,863,346	4,829,231
The Octave Music Group, Inc (Touchtunes)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.00%	5/29/2025	2,893,526	2,872,208	2,871,824
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	3.25%	2/1/2026	2,810,435	2,763,310	2,797,563
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	495,000	489,079	487,575
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	12/1/2028	870,968	868,877	860,804
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	8/22/2024	4,024,167	4,026,414	3,959,700
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	1/25/2024	2,412,500	2,411,191	2,268,353
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	1,492,500	1,485,884	1,454,352
Tronox Pigments (Netherlands) B.V.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	2.47%	3/10/2028	346,923	346,183	341,719
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	964,241	957,748	961,830

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/25/2027	3,947,943	3,909,627	3,905,740
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	8/27/2025	884,205	880,505	882,366
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	471,432	490,853
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	10/22/2025	1,624,974	1,562,482	1,616,166
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	920,843	915,490	826,457
Univar Inc.	Chemicals, Plastics, & Rubber	Term Loan B6	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	6/2/2028	1,990,000	1,980,782	1,974,458
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	3/15/2026	2,471,487	2,464,765	2,451,913
US Ecology, Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	11/2/2026	490,000	489,302	488,040
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	1/20/2028	1,847,121	1,844,606	1,827,264
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	1M USD SOFR+	5.00%	0.75%	5.75%	1/19/2029	250,000	248,777	248,124
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.50%	8/20/2025	1,382,319	1,377,042	1,354,672
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	12/6/2028	1,000,000	995,345	992,080
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	Daily SOFR+	3.00%	0.50%	3.50%	1/12/2029	3,100,888	3,092,414	3,071,833
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	9/28/2028	2,992,500	2,982,995	2,971,942
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.87%	12/31/2025	907,176	906,677	890,075
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	5/6/2026	486,250	485,567	480,779
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	6M USD LIBOR+	3.25%	0.00%	3.60%	3/19/2028	2,339,327	2,336,223	2,322,951
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	476,250	476,250	411,837

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	2.33%	1/20/2028	1,250,000	1,249,760	1,234,763
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/15/2025	489,822	488,550	469,004
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	3/2/2028	2,481,250	2,470,270	2,452,294
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,086,078	1,047,433	967,424
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,599,274	2,562,059	2,301,449
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/31/2028	2,985,000	2,974,005	2,937,419
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	3/27/2028	1,985,000	1,949,907	1,966,401
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	12/22/2028	7,424,013	7,399,065	7,355,340
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	6/8/2028	2,741,617	2,730,066	2,719,355
ZEBRA BUYER LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	887,097	883,013	882,661
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.14%	1/25/2027	968,914	968,914	954,622
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	2.50%	1/19/2029	500,000	498,783	493,440

										$653,022,265	$638,963,350

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	6,171,793	$6,171,793	$6,171,793
Total cash and cash equivalents	6,171,793	$6,171,793	$6,171,793

(a)	All or a portion of this investment has an unfunded commitment as of February 28, 2022
(b)	As of February 28, 2022, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2022.
(d)	Investments include Payment-in-Kind Interest.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of May 31, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $13.1 million and $1.9 million, respectively; and membership interest of $13.1 million and $1.9 million, respectively. As of May 31, 2022 and February 28, 2022, the Company’s investment in the unsecured note of SLF JV had a fair value of $13.1 million and $13.1 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $6.6 million and $12.0, respectively.

As of May 31, 2022, the Company earned approximately $0.3 million of interest income related to SLF JV, which is included in interest income. As of May 31, 2022 and February 28, 2022, $0.1 million and $0.09 million, respectively, of interest income related to SLF JV was included in interest receivable.

SLF JV’s investment in SLF 2021 is in the form of an unsecured loan. The unsecured note will pay a floating rate of SOFR plus 7.00% per annum and is due and payable in full on June 9, 2023. As of May 31, 2022, SLF JV’s investment in SLF 2021 had an aggregate fair value of approximately $19.8 million.

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

Deferred tax assets and liabilities, and related valuation allowance as of May 31, 2022 and February 28, 2022 were as follows:

	May 31, 2022	February 28, 2022
Total deferred tax assets	$2,023,885	$1,991,241
Total deferred tax liabilities	(1,655,447)	(1,293,496)
Valuation allowance on net deferred tax assets	(1,946,761)	(1,946,760)
Net deferred tax liability	$(1,578,323)	$(1,249,015)

As of May 31, 2022, the valuation allowance on deferred tax assets was $1.9 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended May 31, 2022 includes $0.4 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.1 million income tax benefit from realized gain (loss) on investments and ($0.1) million net change in total operating expense, in the consolidated statement of operations, respectively. Net deferred tax (benefit) expense for the three months ended May 31, 2021 includes $0.2 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for the three months ended May 31, 2022 and May 31, 2021:

	For the three months ended
	May 31, 2022	May 31, 2021
Current
Federal	$213,842	$-
State	(78,503)	-
Net current expense	135,339	-
Deferred
Federal	(296,071)	(127,850)
State	(33,236)	(130,213)
Net deferred expense	(329,307)	(258,063)
Net tax provision	$(193,968)	$(258,063)

Note 7. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by our board of directors and/or the Company’s stockholders. Most recently, on July 5, 2022, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

Base Management Fee and Incentive Management Fee

The base management fee of 1.75% per year is calculated based on the average value of our gross assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters. The base management fee is paid quarterly following the filing of the most recent quarterly report on Form 10-Q.

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

For the three months ended May 31, 2022, the Company did not incur any incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2021, the Company incurred $1.6 million in incentive fees related to pre-incentive fee net investment income. For the three months ended May 31, 2022 and May 31, 2021, the Company accrued a (benefit) of $(1.9) million and an expense of $3.7 million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2022, the base management fees accrual was $3.8 million and the incentive fees accrual was $4.9 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, the base management fees accrual was $3.2 million and the incentive fees accrual was $9.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. On July 8, 2015, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company thereunder, which had not been increased since the inception of the agreement, to $1.3 million. On July 7, 2016, our board of directors approved the renewal of the Administration Agreement for an additional one-year term. On October 5, 2016, our board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company under the Administration Agreement, from $1.3 million to $1.5 million, effective November 1, 2016. On July 11, 2017, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.5 million to $1.75 million, effective August 1, 2017. On July 9, 2018, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $1.75 million to $2.0 million, effective August 1, 2018. On July 9, 2019, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.0 million to $2.225 million effective August 1, 2019. On July 7, 2020, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.225 million to $2.775 million effective August 1, 2020. On July 6, 2021, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $2.775 million to $3.0 million effective August 1, 2021. On July 5, 2022, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $3.0 million to $3.275 million effective August 1, 2022.

For the three months ended May 31, 2022 and May 31, 2021, we recognized $0.8 million and $0.7 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2022, $0.1 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. The non-call period was extended to February 2022. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of 2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

For the three months ended May 31, 2022 and May 31, 2021, we recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the three months ended May 31, 2022 and May 31, 2021, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

On October 26, 2021, the Company and TJHA entered into an LLC Agreement to co-manage the SLF JV. SLF JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loan, notes and other debt instruments.

As of May 31, 2022, the Company’s investment in the SLF JV had a fair value of $19.8 million, consisting of an unsecured loan of $13.1 million and membership interest of $6.6 million. In addition, the Company has a receivable of $0.1 million outstanding from the SLF JV, included in Due from Affiliate in the consolidated statements of assets and liabilities.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 179.3% as of May 31, 2022 and 209.3% as of February 28, 2022.

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

As of May 31, 2022 and February 28, 2022, there were $25.0 million and $12.5 million outstanding under the Encina Credit Facility.

During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Encina Credit Facility. Financing costs of $1.4 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the Encina Credit Facility.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.2 million and $0.2 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.1  million and $0.04 million of amortization of deferred financing costs related to the Encina Credit Facility and the Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 4.86%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $20.0  million.

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

Our borrowing base under the Encina Credit Facility was $58.3 million subject to the Encina Credit Facility cap of $50.0 million at May 31, 2022. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the May 31, 2022 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 28, 2022. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

Our wholly owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, a periodic examination by the SBA.

On August 14, 2019, the Company’s wholly owned subsidiary, SBIC II LP, received an SBIC license from the SBA. SBIC II LP’s SBIC license provides up to $175.0 million in additional long-term capital in the form of SBA debentures. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million, subject to SBA approval. With this license approval, Saratoga can grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

As of May 31, 2022, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $87.5 million, respectively, and have $217.0 million in SBA-guaranteed debentures outstanding, of which $86.0 million is held in SBIC LP and $131.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital.

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

The Company received exemptive relief from the SEC to permit it to exclude the senior securities issued by SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the independent directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150.0% asset coverage ratio became effective on April 16, 2019.

As noted above, as of May 31, 2022, there was $217.0 million of SBA debentures outstanding and as of February 28, 2022, there was $185.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $4.9 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $1.4 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2022 and May 31, 2021 on the outstanding borrowings of the SBA debentures was 2.58% and 2.93%, respectively. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of SBA debentures outstanding was $214.9 million and $158.4 million, respectively.

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

Notes

In May 10, 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the New York Stock Exchange (the “NYSE”).

On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. Inc. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 2022 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of the issued and outstanding 2023 Notes. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share, and have been delisted following the full redemption on February 7, 2020.

At February 29, 2020, the debt was extinguished. As such, it was not fair valued with market quotes and is not fair value leveled. The repayment of the 2023 Notes resulted in a realized loss on the extinguishment of debt of $1.6 million.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million in aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes.

On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million in aggregate principal amount of 6.25% 2025 Notes within 30 days. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and had the same terms as the existing 6.25% 2025 Notes. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes.

On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes.  The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF”, and have been delisted following the full redemption on August 31, 2021.

At August 31, 2021, the debt was extinguished. As such, it was not fair valued with market quotes and is not fair value leveled. The repayment of the 6.25% 2025 Notes resulted in a realized loss on the extinguishment of debt of $1.5 million.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.0 million and $0.9 million, respectively, of interest expense and $0.0 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of 6.25% 2025 Notes outstanding was $0.00 million and $60.0 million, respectively.

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

As of May 31, 2022, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

As of May 31, 2022, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $43.5 million, respectively. The fair value of the 7.25% 2025 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2022, the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $43.9 million, respectively.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.8 million and $0.8 million, respectively, of interest expense and $0.08 million and $0.08 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of the 7.25% 2025 Notes outstanding was $43.1 million and $43.1 million respectively.

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% Notes 2025”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes.

As of May 31, 2022, the total 7.75% Notes 2025 outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and have a par value of $25.00 per share. As of February 28, 2022, there was $5.0 million outstanding of the 7.75% Notes 2025. The carrying amount of the amount outstanding of 7.75% Notes 2025 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per share.

On January 28, 2021, the Company issued $10.0 million in aggregate principal amount of our 6.25% fixed rate notes due in 2027 (the “6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027.

As of May 31, 2022, the total 6.25% Notes 2027 outstanding was $15.0 million. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per share. As of February 28, 2022, there was $15.0 million outstanding of the 6.25% Notes 2027. The carrying amount of the amount outstanding of 6.25% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022 and May 31, 2021 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $15.0 million respectively.

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses payable by the Company. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the Notes.

As of May 31, 2022, the total 4.375% Notes 2026 outstanding was $175.0 million. The 4.375% Notes 2026 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2022, there was $175.0 million outstanding of the 4.375% Notes 2026. The carrying amount of the amount outstanding of 4.375% Notes 2026 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $1.9 million and $0.5 million, respectively, of interest expense, $0.2 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.05 million and $0.0 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of 4.375% Notes 2026 outstanding was $175.0 million and $50.0 million, respectively.

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

As of May 31, 2022, the total 4.35% Notes 2027 outstanding was $75.0 million. The 4.35% Notes 2027 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2022, there was $75.0 million outstanding. The carrying amount of the amount outstanding of 4.35% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.8 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 4.35% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of 4.35% Notes 2027 outstanding was $75.0 million and $0.0 million, respectively.

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% 2027 Notes. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year, beginning August 31, 2022.  The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. We expect to use the net proceeds from this offering to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. We may use the net proceeds from this offering to redeem all of the outstanding 7.25% 2025 Notes, which are redeemable by us commencing June 24, 2022. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per share.

As of May 31, 2022, the carrying amount and fair value of the 6.00% 2027 Notes was $97.5 million and $94.6 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2022, the carrying amount and fair value of the 6.00% 2027 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended May 31, 2022 and May 31, 2021, we recorded $0.5 million and $0.0 million, respectively, of interest expense and $0.06 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of 6.00% Notes 2027 outstanding was $43.8 million and $0.0 million, respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2023 (as of May 31, 2022)	$25,000	$1,793	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025
Fiscal year 2023 (as of May 31, 2022)	$43,125	$1,793	-	$25.20	(11)
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2023 (as of May 31, 2022)	$5,000	$1,793	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2023 (as of May 31, 2022)	$175,000	$1,793	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2023 (as of May 31, 2022)	$75,000	$1,793	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.25% Notes due 2027
Fiscal year 2023 (as of May 31, 2022)	$15,000	$1,793	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2023 (as of May 31, 2022)	$97,500	$1,793		$24.73	(15)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$25,000	$-	$25,000	$-	$-
SBA debentures	217,000	-	15,000	33,660	168,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
6.00% 2027 Notes	97,500	-	-	97,500	-
Total Long-Term Debt Obligations	$652,625	$-	$40,000	$429,285	$183,340

Off-Balance Sheet Arrangements

As of May 31, 2022 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $96.0 million and $83.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2022 and February 28, 2022 is shown in the table below (dollars in thousands):

	May 31, 2022	February 28, 2022
At Company’s discretion
Artemis Wax	$15,000	$3,700
Ascend Software LLC	5,000	5,000
Axero Holdings	3,000	3,000
Davisware	2,000	2,000
Granite Comfort	5,000	-
JDXpert	5,000	-
Lee’s Famous Recipe Chicken	4,000	10,000
Netreo Holdings, LLC	1,500	4,000
Pepper Palace	3,000	3,000
Procrement Partners	2,800	2,800
Saratoga Senior Loan Fund I JV LLC	17,500	17,500
Sceptre Hospitality Resources	250	1,000
Book4Time, Inc.	-	2,000
Total	64,050	54,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software LLC	5,200	6,500
Axero Holdings	900	2,000
Axero Holdings - Revolver	500	500
Davisware, LLC	1,000	1,000
Exigo - DDTL	4,167	-
Exigo - Revolver	833	-
GDS Holdings US, Inc.	1,786	2,786
Granite Comfort	5,000	-
GoReact	500	2,500
JDXpert	1,000	-
Madison Logic - Revolver	1,084	1,084
New England Dental Partners	4,500	4,500
Pepper Palace - DDTL	2,000	2,000
Pepper Palace - Revolver	2,500	2,500
Zollege	1,000	1,000
Lee’s Famous Recipe Chicken	-	3,000
	31,970	29,370
Total	$96,020	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2022, the Company had cash and cash equivalents of $94.9 million and $6.6 in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act). For the three months ended May 31, 2022 and May 31, 2021, we incurred $0.1 million and $0.09 million for directors’ fees and expenses, respectively. As of May 31, 2022, and February 28, 2022, $0.1 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2022, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock. As of May 31, 2022, the Company purchased 650,612 shares of common stock, at the average price of $20.86 for approximately $13.6 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2022 the Company purchased 142,177 shares of common stock, at the average price of $26.27 for approximately $3.8 million pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of May 31, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended May 31, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

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

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees	-	-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,196,635	5,196,635
Net realized gain (loss) from investments	-	-	-	9,916,925	9,916,925
Income tax (provision) benefit from realized gain on investments	-	-	-	(2,447,173)	(2,447,173)
Realized losses on extinguishment of debt				(764,123)	(764,123)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(6,042,616)	(6,042,616)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,480,465	2,480,465
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,889,329)	(5,889,329)
Capital Share Transactions:
Proceeds from issuance of common stock	520,076	520	15,163,259	-	15,163,779
Stock dividend distribution	38,016	38	1,017,625	-	1,017,663
Repurchases of common stock	-	-	-	-	-
Repurchase fees	-	-	-	-	-
Offering costs	-	-	(142,326)	-	(142,326)
Balance at November 30, 2021	11,747,004	$11,747	$321,559,189	$21,030,809	$342,601,745
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,796,910	5,796,910
Net realized gain (loss) from investments	-	-	-	69,664	69,664
Income tax (provision) benefit from realized gain on investments	-	-	-	9,612	9,612
Realized losses on extinguishment of debt				(118,147)	(118,147)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,873,561	2,873,561
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(226,702)	(226,702)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,434,106)	(6,434,106)
Capital Share Transactions:
Proceeds from issuance of common stock	392,826	392	11,513,992	-	11,514,383
Stock dividend distribution	41,520	42	1,114,886	-	1,114,929
Repurchases of common stock	(50,000)	(50)	(1,292,843)	-	(1,292,893)
Repurchase fees			(1,000)	-	(1,000)
Offering costs			(127,433)	-	(127,433)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(4,704,545)	4,704,545	-
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Offering costs	-	-	-	-	-
Balance at May 31, 2022	12,031,998	12,032	325,433,869	19,789,910	345,235,811

Note 12. Earnings Per Share

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three months ended May 31, 2022 and May 31, 2021 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2022	May 31, 2021
Net increase (decrease) in net assets resulting from operations	$(1,487)	$21,049
Weighted average common shares outstanding	12,112,372	11,170,045
Weighted average earnings (loss) per common share	$(0.12)	$1.88

Note 13. Dividend

On May 26, 2022, the Company declared a dividend of $0.53 per share payable on June 29, 2022, to common stockholders of record on June 14, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company's DRIP. Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

The following table summarizes dividends declared for the three months ended May 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 26, 2022	June 14, 2022	June 29, 2022	$0.53	$6,370
Total dividends declared			$0.53	$6,370

*Total	amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the three months ended May 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
March 22, 2021	April 8, 2021	April 22, 2021	$0.43	$4,799
Total dividends declared			$0.43	$4,799

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2022 and May 31, 2021:

Per share data	May 31, 2022	May 31, 2021
Net asset value at beginning of period	$29.33	$27.25
Net investment income(1)	0.66	0.23
Net realized and unrealized gain and losses on investments(1)	(0.78)	1.65
Net increase in net assets resulting from operations	(0.12)	1.88
Distributions declared from net investment income	(0.53)	(0.43)
Total distributions to stockholders	(0.53)	(0.43)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.04	0.01
Dilution(4)	(0.02)	(0.01)
Net asset value at end of period	$28.69	$28.70
Net assets at end of period	$345,235,811	$320,344,756
Shares outstanding at end of period	12,031,998	11,159,995
Per share market value at end of period	$26.57	$25.55
Total return based on market value(5)(6)	(1.30)%	12.71%
Total return based on net asset value(5)(7)	(0.13)%	7.24%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	7.42%	8.25%
Expenses:
Ratio of operating expenses to average net assets(9)	6.49%	5.92%
Ratio of incentive management fees to average net assets(5)	(0.54)%	1.69%
Ratio of interest and debt financing expenses to average net assets(9)	7.77%	5.51%
Ratio of total expenses to average net assets(8)	13.73%	13.12%
Portfolio turnover rate(5)(10)	1.18%	2.43%
Asset coverage ratio per unit(11)	1,793	2,510
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
6.25% Notes Payable 2025(13)	N/A	$25.58
7.25% Notes Payable 2025	$25.42	$26.61
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable(12)	N/A	N/A
6.25% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.70	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Ratios are not annualized.

(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

(9)	Ratios are annualized.

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025, 4.375% Notes Payable and 6.25% Notes Payable are not registered for public trading.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On June 14, 2022, the Company caused notices to be issued to the holders of 7.25% 2025 Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 7.25% 2025 Notes. The Company will redeem $43.125 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes on July 14, 2022 (the “Redemption Date”). The 7.25% 2025 Notes will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon, through, but excluding, the Redemption Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note about Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results and the continued impact of coronavirus (“COVID-19”) pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current COVID-19 pandemic and the effects of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility, including the decommissioning of LIBOR and the rising interest rate environment, on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

The following statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in laws and regulations, changes in political, economic, geopolitical or industry conditions, and changes in the interest rate environment, including with respect to the decommissioning of LIBOR and interest rate hikes by the U.S. Federal Reserve, or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;

●	the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions, business closures and other restrictions on the ability of the Manager’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

●	an economic downturn and the time period required for robust economic recovery therefrom, including from increasing inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine), and the ongoing impact of the COVID-19 pandemic, which may have a material impact on our portfolio companies’ results of operations and financial condition, which could lead to the loss of some or all of our investments in certain portfolio companies and have a material adverse effect on our results of operations and financial condition;

●	a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

●	risks associated with possible disruption in our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

●	the risks, uncertainties and other factors we identify in “Risk Factors” in our most recent Annual Report on Form 10-K under Part I, Item 1A, in our quarterly reports on Form 10-Q, including this report, and in our other filings with the SEC that we make from time to time.

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% fixed-rate unsecured notes due 2020 (the “2020 Notes”) for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. The 2020 Notes were listed on the New York Stock Exchange (“NYSE”) under the trading symbol “SAQ” with a par value of $25.00 per share. The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. Inc. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 2022 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the partial exercise of the underwriters’ option to purchase an additional $9.8 million in aggregate principal amount of 2023 Notes within 30 days. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per share. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of the issued and outstanding 2023 Notes and are no longer listed on the NYSE.

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million in aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized were amortized over the term of the 6.25% 2025 Notes.

On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and had the same terms as the existing 6.25% 2025 Notes. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million in aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes. On August 31, 2021, the 6.25% 2025 Notes were redeemed and are no longer listed on the NYSE.

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

On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. SBIC II LP’s SBIC license provides up to $175.0 million in additional long-term capital in the form of SBA debentures.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. As of May 31, 2022, the total 7.25% 2025 Notes outstanding was $43.1 million. The 7.25% 2025 Notes are listed on the NYSE under the trading symbol “SAK” with a par value of $25.00 per share.

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% Notes 2025”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. As of May 31, 2022, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and has a par value of

$25.00 per share.

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per share.

On January 28, 2021, the Company issued $10.0 million in aggregate principal amount of our 6.25% fixed rate notes due in 2027 (the “Second 6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the Second 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The Second 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the Second 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Notes. The Second 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

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

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes. At August 31, 2021, the outstanding receivable of $2.6 million was paid in full.

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses payable by the Company. The net proceeds from the offering were used redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of May 31, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended May 31, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of May 31, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $13.1 million and $1.9 million, respectively; and membership interest of $13.1 million and $1.9 million, respectively.

As of May 31, 2022, the Company earned approximately $0.3 million of interest income related to SLF JV, which is included in interest income.

SLF JV’s investment in SLF 2021 is in the form of an unsecured loan. The unsecured note will pay a floating rate of SOFR plus 7.00% per annum and is due and payable in full on June 9, 2023. As of May 31, 2022, SLF JV’s investment in SLF 2021 had an aggregate fair value of approximately $19.8 million.

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

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments and other private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Critical Accounting Policies and Use of Estimates

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

On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030. A non-call period of January 2020 was also added. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million in aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of 3M USD LIBOR plus 8.75% and 3M USD LIBOR plus 10.00%, respectively. As part of this refinancing, we also redeemed our existing $4.5 million in aggregate amount of the Class F notes tranche at par and the $20.0 million CLO 2013-1 Warehouse Loan was repaid.

On February 11, 2020, the Company entered into an unsecured loan agreement with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary Saratoga CLO.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This fourth Saratoga CLO refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. The non-call period was extended to February 2022. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”) and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Manager for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Recent Accounting Pronouncements

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

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2022	February 28, 2022
	($ in millions)
Number of investments(1)	103	94
Number of portfolio companies(2)	47	45
Average investment per portfolio company(2)	$18.1	$17.3
Average investment size(1)	$8.5	$8.4
Weighted average maturity(3)	2.9 yrs	2.9 yrs
Number of industries(5)	38	38
Non-performing or delinquent investments (fair value)	$10.1	$-
Fixed rate debt (% of interest earning portfolio)(3)	$11.8(1.5%)	$16.9(2.5%)
Fixed rate debt (weighted average current coupon)(3)	9.5%	10.0%
Floating rate debt (% of interest earning portfolio)(3)	$757.1(98.5%)	$671.2(97.5%)
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.0%	7.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in the SLF JV.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV are included in Structured Finance Securities industry.

During the three months ended May 31, 2022, we invested $97.2 million in new or existing portfolio companies and had $10.1 million in aggregate amount of exits and repayments resulting in net investment of $87.1 million for the period. During the three months ended May 31, 2021, we invested $119.2 million in new or existing portfolio companies and had $14.9 million in aggregate amount of exits and repayments resulting in net investment of $104.3 million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2022 and February 28, 2022 at fair value was as follows:

	May 31, 2022		February 28, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	80.3%	8.6%	77.3%	8.3%
Second lien term loans	4.3	7.0	5.4	11.1
Unsecured term loans	1.8	9.7	1.9	9.7
Structured finance securities	3.7	8.0	4.7	10.5
Equity interests	9.9	-	10.7	-
Total	100.0%	7.7%	100.0%	7.7%

At May 31, 2022, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $24.1 million and constituted 2.7% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of May 31, 2022 and February 28, 2022, was composed of $647.3 million and $660.2 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2022, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2022, $593.2 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow. At February 28, 2022, $630.3 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and four Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2022 and February 28, 2022 was as follows:

Saratoga Investment Corp.

	May 31, 2022		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$743,116	83.1%	$690,672	84.5%
Yellow	38,888	4.3	10,593	1.3
Red	-	0.0	-	0.0
N/A(1)	112,529	12.6	116,302	14.2
Total	$894,533	100.0%	$817,567	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.0 million as of February 28, 2022 to $0.7 million as of May 31, 2022 was related to the non-accrual of interest income related to the Knowland Group.

The CMR distribution of Saratoga CLO investments at May 31, 2022 and February 28, 2022 was as follows:

Saratoga CLO

	May 31, 2022		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$568,023	94.5%	$595,324	93.2%
Yellow	25,164	4.2	34,983	5.5
Red	7,739	1.3	8,622	1.3
N/A(1)	-	0.0	34	0.0
Total	$600,926	100.0%	$638,963	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2022 and February 28, 2022:

Saratoga Investment Corp.

	May 31, 2022		February 28, 2022
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$90,008	10.1%	$90,126	11.0%
IT Services	82,743	9.1	80,804	9.9
Dental Practice Management Software	58,995	6.5	35,038	4.3
Real Estate Services	53,399	6.0	53,506	6.6
Consumer Services	44,522	5.0	38,234	4.7
Healthcare Services	38,237	4.3	42,054	5.1
Education Services	35,511	4.0	35,309	4.3
Education Software	35,864	4.0	33,656	4.1
HVAC Services and Sales	35,063	3.9	29,976	3.7
Structured Finance Securities(1)	33,493	3.7	38,030	4.7
Specialty Food Retailer	28,986	3.2	34,013	4.2
Marketing Orchestration Software	28,705	3.2	28,777	3.5
Sports Management	26,695	3.0	26,654	3.3
Direct Selling Software	25,998	2.9	-	-
Talent Acquisition Software	25,516	2.9	19,652	2.4
Restaurant	24,721	2.8	15,686	1.9
Financial Services	24,560	2.7	23,540	2.9
Hospitality/Hotel	22,000	2.5	19,925	2.4
Legal Software	21,194	2.4	7,425	0.9
Investment Fund	19,770	2.2	25,140	3.1
Mentoring Software	18,310	2.0	18,321	2.2
Marketing Services	17,131	1.9	17,327	2.1
Payroll Services	16,488	1.8	17,000	2.1
Employee Collaboration Software	11,524	1.3	10,000	1.2
Insurance Software	11,197	1.3	10,921	1.3
Non-profit Services	9,940	1.1	10,039	1.2
Waste Services	8,994	1.0	9,000	1.1
Industrial Products	8,683	1.0	8,427	1.0
Dental Practice Management	8,658	1.0	8,403	1.0
Financial Services Software	7,227	0.8	5,940	0.7
Field Service Management	6,925	0.8	6,981	0.9
Office Supplies	3,760	0.4	3,726	0.5
Corporate Education Software	3,448	0.4	3,306	0.4
Cyber Security	2,375	0.3	1,636	0.2
Staffing Services	2,060	0.2	1,912	0.2
Consumer Products	699	0.1	693	0.1
Healthcare Products Manufacturing	634	0.1	714	0.1
Facilities Maintenance	500	0.1	482	0.1
Healthcare Supply	-	-	5,194	0.6
Total	$894,533	100.0%	$817,567	100.0%

(1)	As of May 31, 2022 and February 28, 2022, comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2022 and February 28, 2022:

Saratoga CLO

	May 31, 2022		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$113,563	19.0%	$123,124	19.4%
Services: Business	60,341	10.0	69,491	10.9
High Tech Industries	59,399	9.9	60,048	9.4
Services: Consumer	41,306	7.0	41,393	6.5
Healthcare & Pharmaceuticals	39,275	6.5	43,136	6.9
Telecommunications	25,150	4.3	27,058	4.2
Consumer goods: Durable	24,427	4.1	21,085	3.2
Automotive	23,881	4.0	24,207	3.7
Beverage, Food & Tobacco	20,957	3.4	22,086	3.4
Chemicals, Plastics, & Rubber	19,197	3.1	22,669	3.5
Media: Advertising, Printing & Publishing	18,541	3.1	19,660	3.1
Retail	17,997	2.9	16,050	2.5
Containers, Packaging & Glass	15,056	2.4	15,253	2.4
Hotel, Gaming & Leisure	14,748	2.5	16,572	2.6
Consumer goods: Non-durable	13,477	2.2	14,359	2.2
Aerospace & Defense	12,791	2.1	14,369	2.2
Media: Broadcasting & Subscription	12,258	2.0	11,539	1.8
Construction & Building	10,736	1.8	11,102	1.7
Capital Equipment	9,770	1.6	10,062	1.6
Media: Diversified & Production	8,732	1.5	9,203	1.4
Utilities: Oil & Gas	7,960	1.3	8,095	1.3
Metals & Mining	6,658	1.1	6,846	1.1
Forest Products & Paper	5,597	0.9	9,367	1.5
Transportation: Consumer	4,756	0.8	4,891	0.8
Wholesale	3,983	0.7	4,155	0.7
Transportation: Cargo	3,492	0.6	3,752	0.6
Energy: Electricity	3,409	0.6	3,660	0.6
Utilities: Electric	2,306	0.4	4,026	0.6
Environmental Industries	996	0.2	1,550	0.2
Energy: Oil & Gas	167	0.0	155	0.0
Total	$600,926	100.0%	$638,963	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2022 and February 28, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2022		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$267,304	29.9%	$257,199	31.5%
West	213,499	23.9	183,643	22.5
Midwest	155,510	17.4	160,718	19.7
Southwest	103,875	11.6	62,475	7.6
Northeast	93,409	10.4	85,414	10.4
Northwest	2,375	0.3	1,636	0.2
Other(1)	58,561	6.5	66,482	8.1
Total	$894,533	100.0%	$817,567	100.0%

(1)	Comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV.

Results of operations

Operating results for the three months ended May 31, 2022 and May 31, 2021 was as follows:

	For the three months ended
	May 31, 2022	May 31, 2021
	($ in thousands)
Total investment income	$18,679	$16,816
Total operating expenses	10,703	14,260
Net investment income	7,976	2,556
Net realized gain (loss) from investments	163	1,910
Income tax (provision) benefit from realized gain on investments	69	-
Net change in unrealized appreciation (depreciation) on investments	(9,333)	16,813
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(362)	(230)
Net increase (decrease) in net assets resulting from operations	$(1,487)	$21,049

Investment income

The composition of our investment income for three months ended May 31, 2022 and May 31, 2021 was as follows:

	For the three months ended
	May 31, 2022	May 31, 2021
	($ in thousands)
Interest from investments	$16,606	$13,687
Interest from cash and cash equivalents	-	-
Management fee income	816	818
Dividend Income	300	399
Structuring and advisory fee income	853	1,302
Other income	104	610
Total investment income	$18,679	$16,816

For the three months ended May 31, 2022, total investment income increased $1.9 million, or 11.1%, to $18.7 million from $16.8 million for the three months ended May 31, 2021. Interest income from investments increased $2.9 million, or 21.3%, to $16.6 million for the three months ended May 31, 2022 from $13.7 million for the three months ended May 31, 2021. Interest income from investment increased due to the increase of $216.8 million, or 32.0%, in total investments at May 31, 2022 from $677.9 million at May 31, 2021, partially offset by (i) the reduction in LIBOR and interest spreads during this same period and (ii) the increase in equity positions that are not interest-bearing. At May 31, 2022, the weighted average current yield on investments was 7.7%, down from 8.6% at May 31, 2021, which partially offset the increase in interest income due to the increased investments.

For the three months ended May 31, 2022 and May 31, 2021, total PIK income was $0.2 million and $0.3 million, respectively.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2022 and May 31, 2021, total management fee income was $0.8 million and $0.8 million, respectively.

For the three months ended May 31, 2022 and May 31, 2021, total dividend income was $0.3 million and $0.4 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects dividend income received on various preferred equity investments last year that were not received this year.

For the three months ended May 31, 2022 and May 31, 2021, total structuring and advisory fee income was $0.9 million and $1.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three months ended May 31, 2022 and May 31, 2021, other income was $0.1 million and $0.6 million, respectively. Other income includes origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned. The decrease was driven primarily by prepayment penalties earned from certain redemptions in the prior year that did not recur this year.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2022 and May 31, 2021 was as follows:

	For the three months ended
	May 31, 2022	May 31, 2021
	($ in thousands)
Interest and debt financing expenses	$6,872	$4,341
Base management fees	3,802	2,759
Incentive management fees expense (benefit)	(1,903)	5,263
Professional fees	417	507
Administrator expenses	750	694
Insurance	87	86
Directors fees and expenses	110	92
General & administrative and other expenses	667	491
Income tax expense (benefit)	(99)	28
Total operating expenses	$10,703	$14,260

For the three months ended May 31, 2022, total operating expenses decreased $3.5 million, or 24.7%, compared to the three months ended May 31, 2021.

For the three months ended May 31, 2022, interest and debt financing expenses increased $2.5 million, or 58.3%, compared to the three months ended May 31, 2021. The increase is primarily attributable to an increase in average outstanding debt from $286.2 million for the three months ended May 31, 2021 to $591.3 million for the three months ended May 31, 2022, primarily reflecting (i) the issuance of the 4.375% 2026 Notes and the 4.35% 2027 Notes during the year ended February 28, 2022, and (ii) the issuance of the 6.00% 2027 Notes during the three months ended May 31, 2022.

For the three months ended May 31, 2022 and May 31, 2021, the weighted average interest rate on our outstanding indebtedness was 4.06% and 5.27%, respectively. The decrease in weighted average interest rate was primarily driven by the issuance of the lower-rate 4.375% 2026 Notes and 4.35% 2026 Notes, the redemption of the 6.25% 2025 Notes, and the issuance of lower cost SBA debentures over the past year.

As of May 31, 2022 and February 28, 2022, the SBA debentures represented 33.3%  and 36.2% of overall debt, respectively.

For the three months ended May 31, 2022, base management fees increased $1.0 million, or 37.8%, from $2.8 million to $3.8 million compared to the three months ended May 31, 2021. The increase in base management fees results from the 25.8% increase in the average value of our total assets, less cash and cash equivalents, from $625.5 million for the three months ended May 31, 2021 to $862.0 million  for the three months ended May 31, 2022.

For the three months ended May 31, 2022, incentive management fees decreased $7.1 million, or 135.5%, compared to the three months ended May 31, 2021. The incentive fee on income decreased from $1.6 million for the three months ended May 31, 2021 to $0.0 million for the three months ended May 31, 2022, reflecting the Company’s net investment income being below the hurdle based on net asset value for incentive fee purposes. The incentive fee on capital gains decreased from a $3.7 million expense for the three months ended May 31, 2021 to a $(1.8) million benefit for the three months ended May 31, 2022, both reflecting the incentive fee income on net unrealized appreciation and depreciation recognized during both these periods.

For the three months ended May 31, 2022, professional fees decreased $0.1 million, or 17.7%, compared to the three months ended May 31, 2021. This decrease primarily reflects optimization across accounting, legal and consulting fees in connection with an increase in our assets and the Company bringing certain services in-house.

For the three months ended May 31, 2021, administrator expenses increased $0.05 million, or 8.1%, compared to the three months ended May 31, 2021.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the three months ended May 31, 2022 and May 31, 2021, the average borrowings outstanding under the Encina Credit Facility and the Madison Credit Facility was $20.0 million and $4.1 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facility was 4.86% and 6.37%, respectively. For the three months ended May 31, 2022 and May 31, 2021, the average borrowings outstanding of SBA debentures was $214.9 million and $158.4 million, respectively. For the three months ended May 31, 2022 and May 31, 2021, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.58% and 2.93%, respectively. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $0.0 million and $60.0 million, respectively. During the three months ended May 31, 2022 and May 31, 2021, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $43.1 million and $43.1 million, respectively.

During the three months ended May 31, 2022 and May 31, 2021, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $175.0 million and $50.0 million, respectively. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of our 4.35% fixed-rate 2027 Notes outstanding was $75.0 million and $0.0 million, respectively. During the three months ended May 31, 2022 and May 31, 2021, the average dollar amount of our 6.00% fixed-rate 2027 Notes outstanding was $43.8 million and $0.0 million, respectively.

For the three months ended May 31, 2022 and May 31, 2021, there were income tax expense (benefits) of $(0.1) million and $0.03 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers, as well as current federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2022, the Company had $10.1 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains.

Three Months ended May 31, 2022

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Censis Technologies	Equity Interests	$-	$-	$68,731
Texas Teachers of Tomorrow, LLC	Equity Interests	-	-	24,977
V Rental Holdings LLC	Equity Interests	-	-	68,800

The Company received escrow payments from the prior sales of its investments in Censis Technologies, Texas Teachers of Tomorrow, LLC and V Rental Holdings, LLC.

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2022, our investments had a net change in unrealized depreciation of $9.2 million versus a net change in unrealized appreciation of $16.8 million for the three months ended May 31, 2021. The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2022 were the following (dollars in thousands):

Three Months ended May 31, 2022
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	50,787	58,995	8,208	3,113
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	34,458	28,986	(5,472)	(4,954)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	13,125	6,645	(6,480)	(5,371)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	$30,974	$24,118	$(6,856)	$(3,238)

The $4.3 million net change in unrealized appreciation in our investment in PDDS Buyer, LLC was primarily driven by overall strong company performance and a recent acquisition.

The $4.9 million net change in unrealized depreciation in our investment in Pepper Palace, Inc. was primarily driven by overall company performance.

The $5.3 million net change in unrealized depreciation in our investment in Saratoga Senior Loan Fund I JV, LLC was primarily driven by the decrease in market prices of the underlying CLO warehouse assets.

The $3.2 million net change in unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was primarily driven by the increase in discount rates, impact of LIBOR changes and overall market conditions.

The most significant cumulative net change in unrealized appreciation for the three months ended May 31, 2021 were the following (dollars in thousands):

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

The $4.5 million of unrealized appreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was primarily driven by improved market performance, combined with outperformance achieved from the assets in the CLO.

The $4.3 million net change in unrealized appreciation in our investment in Passageways, Inc. was primarily driven by growth, including a potential upcoming acquisition.

The $4.2 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was primarily driven by growth and improved financial performance.

The $2.1 million net change in unrealized appreciation in our investment in Schoox, Inc. was primarily driven by new customers and increased customer demand.

The $2.0 million net change in unrealized appreciation in our investment in GreyHeller LLC was primarily driven by improved financial performance.

The $0.9 million net change in unrealized appreciation in our investment in Top Gun Pressure Washing, LLC was primarily driven by improved financial performance.

The $0.7 million net change in unrealized appreciation in our investment in Destiny Solutions Inc. was primarily driven by improved financial performance and the potential of an upcoming acquisition.

The $1.8 million net change in unrealized depreciation in our investment in Village Realty Holdings, LLC was primarily driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

Changes in net assets resulting from operations

For the three months ended May 31, 2022, we recorded a net decrease in net assets resulting from operations of $1.5 million. Based on 12,112,372 weighted average common shares outstanding as of May 31, 2022, our per share net decrease in net assets resulting from operations was $0.12 for the three months ended May 31, 2022. For the three months ended May 31, 2021, we recorded a net increase in net assets resulting from operations of $21.0 million. Based on 11,170,045 weighted average common shares outstanding as of May 31, 2021, our per share net increase in net assets resulting from operations was $1.88 for the three months ended May 31, 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle market companies, interest earned from the temporary investment of cash in U.S. government securities and other high- quality debt investments that mature in one year or less, the Encina Credit Facility, our continued access to the SBA debentures, future borrowings and future offerings of debt and equity securities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan (“DRIP”) and our equity ATM program, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current net asset value per share and we are limited in our ability to sell our common stock at a price below net asset value per share, we have been and may continue to be limited in our ability to raise equity capital.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 179.3% as of May 31, 2022 and 209.2% as of February 28, 2022. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near-term capital requirements. As the impact of COVID-19 continues to evolve, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Recent COVID-19 Developments” above, as well as with the notes of our consolidated financial statements.

Madison Revolving Credit Facility

The senior secured revolving credit facility we entered into with Madison Capital Funding LLC (the “Madison Credit Facility”) on June 30, 2010, was most recently amended on September 3, 2021 and then fully repaid and terminated on October 4, 2021.

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

The Encina Credit Facility requires certain minimum drawn amounts. For the period beginning on the closing date and ended April 4, 2022, the minimum funding amount was $12.5 million. For the period beginning on April 5, 2022 through maturity, the minimum funding amount is the greater of $25.0 million and 50% of the Facility Amount in effect from time to time.

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

As of May 31, 2022, we had $25.0 million outstanding borrowings under the Encina Credit Facility and $217.0 million of SBA- guaranteed debentures outstanding (which are discussed below).

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

SBA regulations previously limited the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. This maximum has been increased by SBA regulators for new licenses to $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital. SBIC II LP’s SBIC license provides up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. The SBIC LP and SBIC II LP are regulated by the SBA. As a result of the 2016 omnibus spending bill signed into law in December 2015, the maximum amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding was increased from $225.0 million to $350.0 million, subject to SBA approval. Our wholly owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, a periodic examination by the SBA. With this license approval, Saratoga can grow its SBA relationship from $150.0 million to $325.0 million of committed capital.

We received exemptive relief from the SEC to permit us to exclude the senior securities issued by of our SBIC subsidiaries from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act. This allows us increased flexibility under the asset coverage requirement by permitting us to borrow up to $325.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our independent directors approved of our becoming subject to a reduced minimum asset coverage ratio of 150.0% from 200% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019.

As of May 31, 2022, our SBIC LP subsidiary had $75.0 million in regulatory capital and $86.0 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $87.5 million in regulatory capital and $131.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

In May 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co Inc. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 bonds with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 2023 Notes for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of the issued and outstanding 2023 Notes and are no longer listed on the NYSE.

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million in aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes.

On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and had the same terms as the existing 6.25% 2025 Notes. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million in aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from this offering were used for general corporate purposes in accordance with our investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes.

On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes at par. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” with a par value of $25.00 per share and have been delisted following the full redemption on August 31, 2021.

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

At May 31, 2022, the total 7.25% 2025 Notes outstanding was $43.1 million.

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the Notes. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

At May 31, 2022, the total 7.75% 2025 Notes outstanding was $5.0 million.

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% Notes 2027”).  Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027.

On January 28, 2021, the Company issued $10.0 million in aggregate principal amount of the 6.25% Notes 2027 for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027.

At May 31, 2022, the total 6.25% 2027 Notes outstanding was $15.0 million.

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of the 4.375% Notes 2026 for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and offering expenses of $0.2 million payable by the Company. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

At May 31, 2022, the total 4.375% Notes 2027 outstanding was $175.0 million.

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the Notes.

At May 31, 2022 the total 4.35% Notes 2027 outstanding was $75.0 million.

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% Notes 2027”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of its 6.00% Notes 2027. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year, beginning August 31, 2022. The 6.00% Notes 2027 mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. We expect to use the net proceeds from this offering to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. We may use the net proceeds from this offering to redeem all of the outstanding 7.25% 2025 Notes, which are redeemable by us commencing June 24, 2022.  Financing costs of $3.0 million related to the 6.00% Notes 2027 have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per share.

At May 31, 2022 the total 6.00% Notes 2027 outstanding was $97.5 million.

At May 31, 2022 and February 28, 2022, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2022		February 28, 2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$94,939	9.5%	$47,258	5.4%
Cash and cash equivalents, reserve accounts	6,550	0.7	5,613	0.6
First lien term loans	718,090	72.0	631,573	72.6
Second lien term loans	38,629	3.9	44,385	5.1
Unsecured term loans	15,910	1.6	38,030	4.4
Structured finance securities	33,493	3.4	15,931	1.8
Equity interests	88,411	8.9	87,648	10.1
Total	$996,022	100.0%	$870,438	100.0%

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of May 31, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended May 31, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock. As of May 31, 2022, the Company purchased 650,612 shares of common stock, at the average price of $20.86 for approximately $13.6 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2022, the Company purchased 142,177 shares of common stock, at the average price of $26.27 for approximately $3.8 million pursuant to the Share Repurchase Plan.

On May 26, 2022, the Company declared a dividend of $0.53 per share payable on June 29, 2022, to common stockholders of record on June 14, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company's DRIP. Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

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

Our asset coverage ratio, as defined in the 1940 Act, was 179.3% as of May 31, 2022 and 209.3% as of February 28, 2022.

Subsequent Events

On June 14, 2022, the Company caused notices to be issued to the holders of the 7.25% 2025 Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 7.25% 2025. The Company will redeem $43.125 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes on July 14, 2022 (the “Redemption Date”). The 7.25% 2025 Notes will be redeemed at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon, through, but excluding, the Redemption Date.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			($ in thousands)
Revolving credit facility	$25,000	$-	$25,000	$-	$-
SBA debentures	217,000	-	15,000	33,660	168,340
7.25% 2025 Notes	43,125	-	-	43,125	-
7.75% 2025 Notes	5,000	-	-	5,000	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
6.00% 2027 Notes	97,500	-	-	97,500	-
Total Long-Term Debt Obligations	$652,625	$-	$40,000	$429,285	$183,340

Off-balance sheet arrangements

As of May 31, 2022 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $96.0 million and $83.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2022 and February 28, 2022 is shown in the table below (dollars in thousands):

	May 31, 2022	February 28, 2022
At Company’s discretion
Artemis Wax	$15,000	$3,700
Ascend Software LLC	5,000	5,000
Axero Holdings	3,000	3,000
Davisware	2,000	2,000
Granite Comfort	5,000	-
JDXpert	5,000	-
Lee’s Famous Recipe Chicken	4,000	10,000
Netreo Holdings, LLC	1,500	4,000
Pepper Palace	3,000	3,000
Procrement Partners	2,800	2,800
Saratoga Senior Loan Fund I JV LLC	17,500	17,500
Sceptre Hospitality Resources	250	1,000
Book4Time, Inc.	-	2,000
Total	64,050	54,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software LLC	5,200	6,500
Axero Holdings	900	2,000
Axero Holdings - Revolver	500	500
Davisware, LLC	1,000	1,000
Exigo - DDTL	4,167	-
Exigo - Revolver	833	-
GDS Holdings US, Inc.	1,786	2,786
Granite Comfort	5,000	-
GoReact	500	2,500
JDXpert	1,000	-
Madison Logic - Revolver	1,084	1,084
New England Dental Partners	4,500	4,500
Pepper Palace - DDTL	2,000	2,000
Pepper Palace - Revolver	2,500	2,500
Zollege	1,000	1,000
Lee’s Famous Recipe Chicken	-	3,000
	31,970	29,370
Total	$96,020	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2022, the Company had cash and cash equivalents of $94.9 million and $6.6 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in LIBOR only on our Encina Credit Facility. In addition, substantially all of our assets and our Encina Credit Facility have LIBOR transition language to include the use of an acceptable replacement rate, such as SOFR. At May 31, 2022, we had $627.6 million of borrowings outstanding. There were $25.0 million borrowings outstanding under the Encina Credit Facility as of May 31, 2022.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2022 were to remain constant for a full fiscal year and no actions were taken to alter the current interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $7.0 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $3.4 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expense, as all our borrowings, except for the Encina Credit Facility, are fixed rate.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2022.

			Increase	Increase (Decrease)
	Increase	(Increase)	(Decrease)	in Net
Basis	(Decrease)	Decrease	in Net	Investment
Point	in Interest	in Interest	Investment	Income
Change	Income	Expense	Income	per Share
	($ in thousands)
-100	$(3,375)	$-	$(3,375)	$(0.28)
-50	(2,578)	-	(2,578)	(0.21)
-25	(1,348)	-	(1,348)	(0.11)
25	1,571	-	1,571	0.13
50	3,322	-	3,322	0.27
100	6,978	(86)	6,892	0.57
200	14,697	(336)	14,361	1.19
300	22,416	(586)	21,830	1.80
400	30,136	(836)	29,300	2.42

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended May 31, 2022 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fourth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).

4.7	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.12	Form of 4.375% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.13	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.9	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.10	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.11	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.12	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: July 6, 2022	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer