Form 10-Q
period 2022-08-31
SARATOGA INVESTMENT CORP.
filed 2022-10-04
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2022

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

The number of outstanding common shares of the registrant as of October 4, 2022 was 11,900,212.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

(unaudited)

	August 31, 2022	February 28, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $776,527,328 and $654,965,044, respectively)	$775,408,041	$668,358,516
Affiliate investments (amortized cost of $80,445,967 and $46,224,927, respectively)	85,623,204	48,234,124
Control investments (amortized cost of $98,963,250 and $95,058,356, respectively)	93,632,423	100,974,715
Total investments at fair value (amortized cost of $955,936,545 and $796,248,327, respectively)	954,663,668	817,567,355
Cash and cash equivalents	3,068,165	47,257,801
Cash and cash equivalents, reserve accounts	9,579,226	5,612,541
Interest receivable (net of reserve of $1,181,633 and $0, respectively)	5,019,691	5,093,561
Due from affiliate (See Note 7)	17,670	90,968
Management fee receivable	363,552	362,549
Other assets	255,445	254,980
Current Tax Receivable	64,638	-
Total assets	$973,032,055	$876,239,755

LIABILITIES
Revolving credit facility	$25,000,000	$12,500,000
Deferred debt financing costs, revolving credit facility	(960,415)	(1,191,115)
SBA debentures payable	233,660,000	185,000,000
Deferred debt financing costs, SBA debentures payable	(5,259,305)	(4,344,983)
7.25% Notes Payable 2025	-	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	-	(1,078,201)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(156,726)	(184,375)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	979,272	1,086,013
Deferred debt financing costs, 4.375% notes payable 2026	(2,970,717)	(3,395,435)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(441,527)	(499,263)
Deferred debt financing costs, 4.35% notes payable 2027	(1,549,296)	(1,722,908)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(380,308)	(416,253)
6.00% Notes Payable 2027	105,500,000	-
Discount on 6.00% notes payable 2027	(174,486)	-
Deferred debt financing costs, 6.00% notes payable 2027	(3,227,625)	-
Base management and incentive fees payable	9,529,363	12,947,025
Deferred tax liability	1,710,315	1,249,015
Accounts payable and accrued expenses	1,188,574	799,058
Current income tax payable	-	2,820,036
Interest and debt fees payable	3,073,477	2,801,621
Directors fees payable	108,932	70,000
Due to manager	189,252	263,814
Excise tax payable	-	630,183
Total liabilities	635,818,780	520,459,232

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,927,238 and 12,131,350 common shares issued and outstanding, respectively	11,927	12,131
Capital in excess of par value	322,832,986	328,062,246
Total distributable earnings (deficit)	14,368,362	27,706,146
Total net assets	337,213,275	355,780,523
Total liabilities and net assets	$973,032,055	$876,239,755
NET ASSET VALUE PER SHARE	$28.27	$29.33

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$16,197,470	$11,298,024	$30,048,616	$22,534,761
Affiliate investments	1,322,501	936,508	2,372,649	1,277,020
Control investments	1,513,666	2,059,101	3,059,796	3,914,086
Payment-in-kind interest income:
Non-control/Non-affiliate investments	85,746	710,329	171,427	887,095
Affiliate investments	29,167	-	29,167	-
Control investments	84,220	109,971	157,441	187,646
Total interest from investments	19,232,770	15,113,933	35,839,096	28,800,608
Interest from cash and cash equivalents	34,435	1,071	35,152	1,593
Management fee income	817,024	814,622	1,632,988	1,632,854
Dividend Income*	212,688	658,881	512,817	1,057,498
Structuring and advisory fee income	1,408,086	1,038,250	2,259,814	2,340,125
Other income*	147,843	814,926	252,111	1,424,995
Total investment income	21,852,846	18,441,683	40,531,978	35,257,673

OPERATING EXPENSES
Interest and debt financing expenses	7,922,025	5,184,184	14,793,538	9,525,096
Base management fees	4,104,105	3,002,097	7,906,168	5,761,005
Incentive management fees expense (benefit)	589,840	2,018,163	(1,314,145)	7,280,699
Professional fees	368,165	460,753	785,490	967,814
Administrator expenses	772,917	712,500	1,522,917	1,406,250
Insurance	90,226	86,318	177,536	172,636
Directors fees and expenses	110,000	100,500	220,000	192,500
General and administrative	299,445	453,225	966,861	943,876
Income tax expense (benefit)	(101,891)	30,682	(200,623)	58,601
Total operating expenses	14,154,832	12,048,422	24,857,742	26,308,477
NET INVESTMENT INCOME	7,698,014	6,393,261	15,674,236	8,949,196

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	7,943,838	1,641,462	8,106,347	3,551,605
Control investments	-	(139,867)	-	(139,867)
Net realized gain (loss) from investments	7,943,838	1,501,595	8,106,347	3,411,738
Income tax (provision) benefit from realized gain on investments	-	(448,883)	69,250	(448,883)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(13,878,470)	2,256,932	(14,512,759)	8,772,357
Affiliate investments	2,600,434	2,681,640	3,168,040	4,677,451
Control investments	(1,980,420)	(1,562,033)	(11,247,186)	6,739,309
Net change in unrealized appreciation (depreciation) on investments	(13,258,456)	3,376,539	(22,591,905)	20,189,117
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(230,154)	(1,328,711)	(592,105)	(1,558,855)
Net realized and unrealized gain (loss) on investments	(5,544,772)	3,100,540	(15,008,413)	21,593,117
Realized losses on extinguishment of debt	(1,204,809)	(1,552,140)	(1,204,809)	(1,552,140)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$948,433	$7,941,661	$(538,986)	$28,990,173

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.08	$0.71	$(0.04)	$2.59
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,963,276	11,175,436	12,037,855	11,172,787

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2022	August 31, 2021
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$15,674,236	$8,949,196
Net realized gain from investments	8,106,347	3,411,738
Realized losses on extinguishment of debt	(1,204,809)	(1,552,140)
Income tax (provision) benefit from realized gain on investments	69,250	(448,883)
Net change in unrealized appreciation (depreciation) on investments	(22,591,905)	20,189,117
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(592,105)	(1,558,855)
Net increase (decrease) in net assets resulting from operations	(538,986)	28,990,173

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(12,798,798)	(9,709,800)
Net decrease in net assets from shareholder distributions	(12,798,798)	(9,709,800)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	-	157,040
Stock dividend distribution	2,196,868	1,742,614
Repurchases of common stock	(7,420,421)	(1,252,143)
Repurchase fees	(5,911)	(992)
Offering costs	-	(817)
Net increase (decrease) in net assets from capital share transactions	(5,229,464)	645,702
Total increase (decrease) in net assets	(18,567,248)	19,926,075
Net assets at beginning of period	355,780,523	304,185,770
Net assets at end of period	$337,213,275	$324,111,845

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2022	August 31, 2021
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(538,986)	$28,990,173
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	1,594,054	(1,905,423)
Net accretion of discount on investments	(833,939)	(884,936)
Amortization of deferred debt financing costs	1,674,315	1,023,062
Realized losses on extinguishment of debt	1,204,809	1,552,140
Income tax expense (benefit)	(269,873)	30,964
Net realized (gain) loss from investments	(8,106,347)	(3,411,738)
Net change in unrealized (appreciation) depreciation on investments	22,591,905	(20,189,117)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	592,105	1,558,855
Proceeds from sales and repayments of investments	105,173,099	149,787,188
Purchases of investments	(257,515,083)	(235,180,617)
(Increase) decrease in operating assets:
Interest receivable	73,870	(891,097)
Due from affiliate	73,298	2,719,000
Management and incentive fee receivable	(1,003)	(329,730)
Tax receivable	64,638	-
Other assets	(465)	(60,140)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(3,417,662)	4,868,310
Accounts payable and accrued expenses	389,516	1,010,580
Current tax payable	(2,820,036)	-
Interest and debt fees payable	271,856	(177,519)
Directors fees payable	38,932	(70,500)
Excise tax payable	(630,183)	(691,672)
Due to manager	(74,562)	29,675
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(140,465,742)	(72,222,542)

Financing activities
Borrowings on debt	79,500,000	87,500,000
Paydowns on debt	(18,340,000)	(73,500,000)
Issuance of notes	105,500,000	175,000,000
Repayments of notes	(43,125,000)	(60,000,000)
Payments of deferred debt financing costs	(5,087,947)	(5,569,027)
Discount on debt issuance, 6.000% notes 2027	(176,000)	-
Premium on debt issuance, 4.375% notes 2026	-	1,250,000
Proceeds from issuance of common stock	-	157,040
Payments of cash dividends	(10,601,930)	(7,967,186)
Repurchases of common stock	(7,420,421)	(1,252,143)
Repurchases fees	(5,911)	(992)
Payments of offering costs	-	(817)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,242,791	115,616,875
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(40,222,951)	43,394,333
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	52,870,342	29,915,074
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$12,647,391	$73,309,407

Supplemental information:
Interest paid during the period	$12,691,530	$8,679,552
Cash paid for taxes	2,759,376	703,158
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(1,799,723)	1,905,423
Net accretion of discount on investments	833,939	884,936
Amortization of deferred debt financing costs	1,674,315	1,023,062
Stock dividend distribution	2,196,868	1,742,614

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2022

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 228.1% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 10.28% Cash, 7/18/2027	7/18/2022	$8,000,000	$7,921,109	$7,920,000	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,000,000	0.6%
		Total Alternative Investment Management Software			9,921,109	9,920,000	2.9%
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	1,589,630	921,256	0.3%
		Total Consumer Products			1,589,630	921,256	0.3%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,652,653	1.1%
		Total Corporate Education Software			475,698	3,652,653	1.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,418,060	0.7%
		Total Cyber Security			1,906,275	2,418,060	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 11.08% Cash, 11/25/2025	11/25/2020	$6,555,000	6,509,311	6,495,350	1.9%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 11.08% Cash, 11/25/2025	11/25/2020	$2,150,000	2,134,838	2,130,435	0.6%
		Total Dental Practice Management			8,644,149	8,625,785	2.5%
Exigo, LLC	Direct Selling Software	First Lien Term Loan (1M USD LIBOR+5.75%), 8.31% Cash, 3/16/2027	3/16/2022	$24,937,500	24,737,201	24,688,125	7.3%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD LIBOR+5.75%), 8.31% Cash, 3/16/2027	3/16/2022	$-	-	-	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 8.31% Cash, 3/16/2027	3/16/2022	$208,334	208,333	206,250	0.1%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,041,667	0.3%
		Total Direct Selling Software			25,987,201	25,936,042	7.7%
C2 Educational Systems	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 11.58% Cash, 5/31/2023	5/31/2017	$18,500,000	18,489,014	18,524,050	5.5%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	636,732	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 8.58% Cash, 5/11/2026	5/11/2021	$16,000,000	15,888,280	14,675,200	4.4%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 8.58% Cash, 5/11/2026	5/11/2021	$500,000	496,314	375,800	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	160,160	0.0%
		Total Education Services			35,623,512	34,371,942	10.2%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	7,773,428	2.3%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 10.58% Cash, 1/17/2025	1/17/2020	$8,000,000	7,932,329	7,832,000	2.3%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.58% Cash, 1/17/2025	1/18/2022	$2,000,000	2,000,000	1,947,500	0.6%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 12.32% Cash, 5/8/2024	8/25/2014	$16,722,500	16,722,500	16,449,923	4.9%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	320,090	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	208,993	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 8.00% Cash, 8/5/2027	8/5/2022	$27,000,000	26,731,232	26,730,000	7.9%
		Total Education Software			57,759,539	61,261,934	18.2%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	617,415	0.2%
		Total Facilities Maintenance			488,148	617,415	0.2%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 10.08% Cash, 7/31/2024	9/6/2019	$6,000,000	5,963,845	5,923,200	1.8%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 10.08% Cash, 7/31/2024	9/6/2019	$977,790	975,981	965,274	0.3%
		Total Field Service Management			6,939,826	6,888,474	2.1%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 10.08% Cash, 12/30/2026	12/30/2021	$22,713,926	22,588,227	22,232,391	6.6%
GDS Software Holdings, LLC (j)	Financial Services	Delayed Draw Term loan (3M USD LIBOR+7.00%), 10.08% Cash, 12/30/2026	12/30/2021	$2,250,000	2,229,203	2,180,335	0.6%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	493,097	0.1%
		Total Financial Services			25,067,430	24,905,823	7.3%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 10.58% Cash, 12/15/2026	12/15/2021	$6,000,000	5,946,906	5,875,200	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.58% Cash, 12/15/2026	12/15/2021	$2,300,000	2,277,882	2,164,800	0.6%
		Total Financial Services Software			8,224,788	8,040,000	2.3%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	584,570	0.2%
		Total Healthcare Products Manufacturing			380,353	584,570	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	$400,000	400,000	1,168,701	0.3%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 9.33% Cash, 1/31/2025	1/31/2017	$25,000,000	24,913,338	25,000,000	7.4%
		Total Healthcare Services			25,313,338	26,168,701	7.7%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,085,490	1.2%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD LIBOR+8.25%), 11.33% Cash, 1/31/2026	4/15/2019	$35,820,000	35,558,270	35,447,472	10.5%
HemaTerra Holding Company, LLC (d)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+8.25%), 11.33% Cash, 1/31/2026	4/15/2019	$13,930,000	13,851,039	13,785,128	4.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 8.58% Cash, 11/12/2025	11/12/2020	$35,125,000	34,860,737	34,274,975	10.2%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 8.58% Cash, 11/12/2025	11/12/2020	$4,300,000	4,259,432	4,195,940	1.2%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	677,936	0.2%
		Total Healthcare Software			91,897,157	92,466,941	27.4%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+7.50%), 10.58%, 12/22/2025	12/22/2020	$3,136,517	3,114,306	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 10.58%, 12/22/2025	12/22/2020	$2,000,000	1,981,430	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	235,040	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 12.08% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	9,711,590	2.9%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.00%), 11.08% Cash, 9/2/2026	4/27/2020	$6,000,000	5,955,263	6,000,000	1.8%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 11.08% Cash, 9/2/2026	9/2/2021	$750,000	742,967	750,000	0.2%
		Total Hospitality/Hotel			27,829,781	21,833,147	6.5%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD LIBOR+7.00%), 10.08% Cash, 11/16/2025	11/16/2020	$63,000,000	62,445,879	62,710,200	18.6%
Granite Comfort, LP (d), (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 10.08% Cash, 11/16/2025	11/16/2020	$2,000,000	1,982,656	1,990,800	0.6%
		Total HVAC Services and Sales			64,428,535	64,701,000	19.2%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 9.58% Cash, 3/6/2025	3/6/2013	$4,186,686	4,186,686	4,186,686	1.2%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	4,076,544	1.2%
		Total Industrial Products			4,186,686	8,263,230	2.4%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD BSBY+8.00%), 9.00% Cash, 10/1/2026	10/1/2021	$12,272,727	12,176,256	12,189,272	3.6%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,225,000	2,225,000	2,718,154	0.8%
		Total Insurance Software			14,401,256	14,907,426	4.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 8.08% Cash, 5/17/2023	3/20/2020	$43,000,000	42,885,490	43,000,000	12.8%
		Total IT Services			42,885,490	43,000,000	12.8%
ActiveProspect, Inc. (j)	Lead Management Software	First Lien Term Loan (3M USD LIBOR+6.00%), 9.08% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
ActiveProspect, Inc.	Lead Management Software	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 9.08% Cash, 8/8/2027	8/8/2022	$12,000,000	11,895,886	11,895,600	3.5%
		Total Lead Management Software			11,895,886	11,895,600	3.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 10.03% Cash, 1/18/2027	1/18/2022	$21,354,480	21,141,001	20,929,526	6.2%
		Total Legal Software			21,141,001	20,929,526	6.2%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (1M USD LIBOR+5.50%), 8.06% Cash, 11/22/2026	12/10/2021	$28,771,084	28,654,535	28,543,793	8.5%
Madison Logic, Inc. (j)	Marketing Orchestration Software	Revolving Credit Facility (1M USD LIBOR+5.50%), 8.06% Cash, 11/22/2026	12/10/2021	$-	-	-	0.0%
		Total Marketing Orchestration Software			28,654,535	28,543,793	8.5%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.58% Cash, 5/15/2024	5/15/2019	$12,200,000	12,153,315	12,200,000	3.6%
inMotionNow, Inc. (d)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.58% Cash, 5/15/2024	5/15/2019	$5,000,000	4,979,105	5,000,000	1.5%
		Total Marketing Services			17,132,420	17,200,000	5.1%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 10.50% Cash, 8/5/2027	8/5/2022	$6,500,000	6,419,746	6,418,750	1.9%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 10.50% Cash, 8/5/2027	8/5/2022	$-	-	-	0.0%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Shares	8/5/2022	1,851,852	2,000,000	2,000,000	0.6%
		Total Mental Healthcare Services			8,419,746	8,418,750	2.5%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25),8.33% Cash, 8/26/2026	8/26/2021	$15,000,000	14,875,946	14,617,500	4.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+6.00),9.08% Cash, 8/26/2026	8/26/2021	$3,000,000	2,970,276	2,923,500	0.9%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,396,063	1.0%
		Total Mentoring Software			20,846,222	20,937,063	6.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 12.08% Cash/1.00% PIK, 5/29/2023	5/29/2018	$10,061,959	10,027,320	9,999,575	3.0%
		Total Non-profit Services			10,027,320	9,999,575	3.0%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 11.58% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,237,960	1.0%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	390,161	0.1%
		Total Office Supplies			3,700,000	3,628,121	1.1%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 11.08% Cash, 9/21/2024	9/21/2016	$15,500,000	15,493,083	15,422,500	4.6%
		Total Payroll Services			15,493,083	15,422,500	4.6%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 10.08% Cash, 7/9/2025	7/9/2020	$14,000,000	13,908,526	13,827,800	4.1%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 10.08% Cash, 7/9/2025	2/12/2021	$38,500,000	38,207,942	38,026,450	11.3%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,160	1,205,308	1,250,659	0.4%
		Total Real Estate Services			53,321,776	53,104,909	15.8%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Archimeds Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,000,000	1,000,000	1,000,000	0.3%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD BSBY+7.25%), 8.25% Cash, 6/27/2027	6/27/2022	$9,600,000	9,495,082	9,493,440	2.8%
		Total Research Software			10,495,082	10,493,440	0
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 9.56% Cash, 11/19/2026	11/19/2021	$12,000,000	11,896,714	11,854,800	3.5%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 9.56% Cash, 11/19/2026	11/19/2021	$9,000,000	8,917,647	8,891,100	2.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,293,887	0.4%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,979,312	2,979,312	2,768,516	0.8%
		Total Restaurant			24,793,673	24,808,303	7.3%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 9.33% Cash, 6/30/2026	6/30/2021	$33,660,000	33,382,690	26,991,954	8.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 9.33% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 9.33% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	-	0.0%
		Total Specialty Food Retailer			34,382,690	26,991,954	8.0%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 9.58% Cash, 2/21/2025	2/21/2020	$26,000,000	25,872,154	25,565,800	7.6%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 9.58% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	983,300	0.3%
		Total Sports Management			26,872,154	26,549,100	7.9%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,061,008	0.6%
		Total Staffing Services			100,000	2,061,008	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 11.58% Cash, 5/2/2027	5/2/2022	$6,000,000	5,941,228	5,940,000
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 11.58% Cash, 5/2/2027	5/2/2022	$-	-	-
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 9.68% Cash, 8/5/2028	8/5/2022	$20,000,000	19,852,534	20,000,000	5.9%
		Total Talent Acquisition Software			25,793,762	25,940,000	5.9%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 11/13/2022	2/13/2017	$9,000,000	9,000,000	9,000,000	2.7%
		Total Waste Services			9,000,000	9,000,000	2.7%
Sub Total Non-control/Non-affiliate investments					776,527,328	775,408,041	228.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 20.9% (b)
Artemis Wax Corp. (d), (f)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.56% Cash, 5/20/2026	5/20/2021	$30,000,000	29,748,215	29,925,000	8.9%
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+6.50%), 9.06% Cash, 5/20/2026	5/19/2022	$18,000,000	17,822,955	17,955,000	5.3%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,825,352	1.4%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,951	5,951,492	5,951,488	1.8%
		Total Consumer Services			55,022,662	58,656,840	17.4%
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD LIBOR+9.00%), 12.08% Cash, 8/18/2027	8/18/2022	$7,000,000	6,930,251	6,930,000	2.1%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,000,000	4,950,012	4,950,000	1.5%
ETU Holdings, Inc. (f),(h)	Corporate Education Software	Series A-1 Preferred Stock	8/18/2022	3,000,000	3,000,000	3,000,000	0.9%
		Total Corporate Education Software			14,880,263	14,880,000	4.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD LIBOR+10.00%), 13.08% Cash, 6/30/2026	6/30/2021	$5,500,000	5,453,695	5,508,800	1.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD LIBOR+10.00%), 13.08% Cash, 6/30/2026	6/30/2021	$1,100,000	1,089,347	1,101,760	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD LIBOR+10.00%), 13.08% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,350,000	0.7%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	3,125,804	0.9%
		Total Employee Collaboration Software			10,543,042	12,086,364	3.5%
Sub Total Affiliate investments					80,445,967	85,623,204	20.9%
Control investments - 27.7% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.50%), 11.08% Cash/1.50% PIK 12/31/2025	7/3/2018	$5,487,916	5,466,713	5,434,135	1.6%
Netreo Holdings, LLC (d), (g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.50%), 11.08% Cash/1.50% PIK, 12/31/2025	5/26/2020	$17,582,671	17,518,802	17,410,361	5.2%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	17,661,450	5.2%
		Total IT Services			31,330,015	40,505,946	12.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 5.50%, 4/20/2033	1/22/2008	$111,000,000	30,113,859	23,397,375	6.9%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 13.08%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,929,954	2.6%
		Total Structured Finance Securities			39,488,859	32,327,329	9.5%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$14,072,188	14,072,188	14,072,188	4.2%
Saratoga Senior Loan Fund I JV, LLC (a), (g)	Investment Fund	Membership Interest	2/17/2022	14,072,188	14,072,188	6,726,960	2.0%
		Total Investment Fund			28,144,376	20,799,148	6.2%
Sub Total Control investments					98,963,250	93,632,423	27.7%
TOTAL INVESTMENTS - 276.7% (b)					$955,936,545	$954,663,668	276.7%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 3.8% (b)
U.S. Bank Money Market (l)	12,647,391	$12,647,391	$12,647,391	3.8%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	12,647,391	$12,647,391	$12,647,391	3.8%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of August 31, 2022, non-qualifying assets represent 7.4% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $337,213,275 as of August 31, 2022.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 5.50% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the six months ended August 31, 2022 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$17,940,000	$-	$1,962,230	$-	$-	$2,173,891
Axero Holdings, LLC	1,089,000	-	377,596	-	-	994,412
ETU Holdins, Inc.	14,880,000	-	61,989	-	-	(263)
Total	$33,909,000	$-	$2,401,815	$-	$-	$3,168,040

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2022 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$3,960,000	$-	$1,001,323	$-	$-	$(1,467,584)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	1,003,544	1,632,988	-	(3,098,264)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	538,003	-	-	(445,046)
Saratoga Senior Loan Fund I JV, LLC	947,188	-	674,367	-	-	-
Saratoga Senior Loan Fund I JV, LLC	947,188	-	-	-	-	(6,236,292)
Total	$5,854,376	$-	$3,217,237	$1,632,988	$-	$(11,247,186)

(h)	Non-income producing at August 31, 2022.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2022. (See Note 9 to the consolidated financial statements).
(k)	As of August 31, 2022, the investment was on non-accrual status. The fair value of these investments was approximately $9.7 million, which represented 1.0% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2022.

BSBY - Bloomberg Short-Term Bank Yield

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

3M USD BSBY - The 3 month USD BSBY rate as of August 31, 2022 was 2.97%.

1M USD LIBOR - The 1 month USD LIBOR rate as of August 31, 2022 was 2.56%.

3M USD LIBOR - The 3 month USD LIBOR rate as of August 31, 2022 was 3.08%.

1M USD TERM SOFR - The 1 month USD SOFR rate as of August 31, 2022 was 2.28%

3M USD TERM SOFR - The 3 month USD SOFR rate as of August 31, 2022 was 1.68%

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

August 31, 2022

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

The Company has established wholly-owned subsidiaries, SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies. Tax Blockers are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SIF II, SBIC LP, SBIC II LP, SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT Inc. and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP and SBIC II LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP or SBIC II LP’s status as investment companies during the six months ended August 31, 2022.

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

As of August 31, 2022, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2022	August 31, 2021
Cash and cash equivalents	$3,068,165	$60,268,602
Cash and cash equivalents, reserve accounts	9,579,226	13,040,805
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$12,647,391	$73,309,407

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

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards of directors, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2022, our investment in one portfolio company was on non-accrual status with a fair value of approximately $9.7 million, or 1.0% of the fair value of our portfolio. At February 28, 2022, there were no investments on non-accrual status.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2022, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2019, 2020, 2021 and 2022 federal tax years for the Company remain subject to examination by the IRS. As of August 31, 2022 and February 28, 2022, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net
	Level 1	Level 2	Level 3	Asset Value*	Total
First lien term loans	$-	$-	$793,011	-	$793,011
Second lien term loans	-	-	23,662	-	23,662
Unsecured term loans	-	-	16,841	-	16,841
Structured finance securities	-	-	32,327	-	32,327
Equity interests	-	-	82,096	6,727	88,823
Total	$-	$-	$947,937	$6,727	$954,664

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments, by major class, as of February 28, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net
	Level 1	Level 2	Level 3	Asset Value*	Total
First lien term loans	$-	$-	$631,572	$-	$631,572
Second lien term loans	-	-	44,386	-	44,386
Unsecured loans	-	-	15,931	-	15,931
Structured finance securities	-	-	38,030	-	38,030
Equity interests	-	-	75,632	12,016	87,648
Total	$-	$-	$805,551	$12,016	$817,567

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2022 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2022	$631,572	$44,386	$15,931	$38,030	$75,632	$805,551
Payment-in-kind and other adjustments to cost	160	-	-	(2,160)	405	(1,595)
Net accretion of discount on investments	851	(17)	-	-	-	834
Net change in unrealized appreciation (depreciation) on investments	(10,606)	(691)	(37)	(3,543)	(1,478)	(16,355)
Purchases	241,133	4,950	947	-	9,537	256,567
Sales and repayments	(70,262)	(24,966)	-	-	(9,944)	(105,172)
Net realized gain (loss) from investments	163	-	-	-	7,944	8,107
Balance as of August 31, 2022	$793,011	$23,662	$16,841	$32,327	$82,096	$947,937
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(10,543)	$(881)	$(37)	$(3,544)	$3,623	$(11,382)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the six months ended August 31, 2022.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the six months ended August 31, 2021.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$793,011	Market Comparables	Market Yield (%)	8.1% - 16.4%	10.7%
			Revenue Multiples (x)	3.0x - 8.0x	4.4	x
Second lien term loans	23,662	Market Comparables	Market Yield (%)	10.0% - 46.5%	26.1%
Unsecured term loans	16,841	Market Comparables	Market Yield (%)	10.0% - 25.5%	12.6%
		Collateral Value Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities	32,327	Discounted Cash Flow	Discount Rate (%)	13.0% - 18.0%	16.7%
			Recovery Rate (%)	35% - 70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	82,096	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 28.6x	9.9	x
			Revenue Multiples (x)	1.0x - 11.7x	6.1	x
Total	$947,937

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$631,572	Market Comparables	Market Yield (%)	6.0% - 11.3%	8.4%
			Revenue Multiples (x)	3.5x	3.5	x
Second lien term loans	44,386	Market Comparables	Market Yield (%)	8.9% - 32.9%	15.6%
			EBITDA Multiples (x)	7.5x	7.5	x
Unsecured term loans	15,931	Market Comparables	Market Yield (%)	22.3%	22.3%
			Net Asset Value	100.0%	100.0%
Structured finance securities	38,030	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	14.2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	75,632	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 14.0x	9.7	x
			Revenue Multiples (x)	0.5x - 38.3x	4.6	x
			Third-party bid	100.0%	100.0%
Total	$805,551

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of August 31, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$803,082	84.0%	$793,011	83.0%
Second lien term loans	29,829	3.1	23,662	2.5
Unsecured term loans	17,051	1.8	16,841	1.8
Structured finance securities	39,489	4.1	32,327	3.4
Equity interests	66,486	7.0	88,823	9.3
Total	$955,937	100.0%	$954,664	100.0%

The composition of our investments as of February 28, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$631,037	79.3%	$631,572	77.3%
Second lien term loans	49,862	6.3	44,386	5.4
Unsecured term loans	16,104	2.0	15,931	1.9
Structured finance securities	41,648	5.2	38,030	4.7
Equity interests	57,597	7.2	87,648	10.7
Total	$796,248	100.0%	$817,567	100.0%

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

Our investment in Saratoga CLO is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We ran Intex models based on inputs about the refinanced Saratoga CLO’s structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO at August 31, 2022. The inputs at August 31, 2022 for the valuation model include:

●	Default rate: 2%

●	Recovery rate: 35% -70%

●	Discount rate: 13% – 18%

●	Prepayment rate: 20%

●	Reinvestment rate / price: $97.00 for twelve months; then L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of August 31, 2022.

Hematerra Holdings Company, LLC

HemaTerra Holding Company, LLC provides SaaS-based software solutions addressing complex supply chain issues across a variety of medical environments, including blood, plasma, tissue, implants and DNA sample management, to customers in blood centers, hospitals, pharmaceuticals, and law enforcement settings.

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

Artemis Wax Corp.

Artemis Wax Corporation is a U.S. based retail aggregator of European Wax Center (“EWC”) franchise locations with a concentration in the northeast. Founded in 2004, EWC is the largest U.S. body waxing national chain with more than 800 locations across the country.

Granite Comfort, LP

Granite Comfort, LP provides traditional service and replacement of HVAC / plumbing systems, as well as a rental model that is in the early stages of implementation.

Note 4. Investment in Saratoga CLO

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

For the three months ended August 31, 2022 and August 31, 2021, we accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.4 million and $1.3 million, respectively, from the subordinated notes of Saratoga CLO.

For the six months ended August 31, 2022 and August 31, 2021, we accrued management fee income of $1.6 million and $1.6 million, respectively, and interest income of $1.0 million and $2.4 million, respectively, from the subordinated notes of Saratoga CLO.

As of August 31, 2022, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $23.4 million and $8.9 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2022, Saratoga CLO had investments with a principal balance of $653.4 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of August 31, 2022, the present value of the projected future cash flows of the subordinated notes was approximately $23.4 million, using a 18.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has since received distributions of $76.1 million, management fees of $31.5 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2022 (unaudited) and February 28, 2022 and for the three and six months ended August 31, 2022 (unaudited) and August 31, 2021 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2022	February 28, 2022
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $644,334,357 and $653,022,265, respectively)	$604,030,601	$638,929,660
Equities at fair value (amortized cost of $0 and $0, respectively)	-	33,690
Total investments at fair value (amortized cost of $644,334,357 and $653,022,265, respectively)	604,030,601	638,963,350
Cash and cash equivalents	11,877,748	6,171,793
Receivable from open trades	4,213,956	9,152,660
Interest receivable (net of reserve of $261,203 and $0, respectively)	2,794,158	2,062,856
Due from affiliate (See Note 7)	25,209	-
Prepaid expenses and other assets	56,209	100,067
Total assets	$622,997,881	$656,450,726

LIABILITIES
Interest payable	$3,521,003	$1,659,776
Payable from open trades	9,263,750	18,794,627
Accrued base management fee	72,710	72,510
Accrued subordinated management fee	290,841	290,040
Accounts payable and accrued expenses	135,556	58,716
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(256,168)	(268,301)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,661,304)	(2,787,348)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,992,002)	(2,086,928)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(42,091,366)	(44,084,883)
Total liabilities	$688,283,020	$693,648,209

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(65,285,389)	(37,197,733)
Total net assets	(65,285,139)	(37,197,483)
Total liabilities and net assets	$622,997,881	$656,450,726

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
INVESTMENT INCOME
Total interest from investments	$9,176,167	$7,866,198	$17,321,614	$15,613,938
Interest from cash and cash equivalents	6,105	119	6,105	691
Other income	12,108	200,320	115,604	517,377
Total investment income	9,194,380	8,066,637	17,443,323	16,132,006

EXPENSES
Interest and debt financing expenses	8,577,449	5,569,557	16,109,813	10,405,734
Base management fee	163,405	162,925	326,598	326,571
Subordinated management fee	653,619	651,697	1,306,390	1,306,283
Professional fees	129,229	109,691	210,393	145,357
Trustee expenses	64,742	121,329	132,828	121,329
Other expense	113,216	54,156	151,305	113,939
Total expenses	9,701,660	6,669,355	18,237,327	12,419,213
NET INVESTMENT INCOME (LOSS)	(507,280)	1,397,282	(794,004)	3,712,793

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized gain (loss) from investments	(1,144,858)	175,669	(1,067,201)	(389,425)
Net change in unrealized appreciation (depreciation) on investments	(1,544,463)	(662,095)	(26,226,451)	(1,143,192)
Net realized and unrealized gain (loss) on investments	(2,689,321)	(486,426)	(27,293,652)	(1,532,617)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,196,601)	$910,856	$(28,087,656)	$2,180,176

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2022

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	5.39%	2/7/2029	$500,000	$497,718	$465,000
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	8.28%	7/8/2028	2,000,000	1,702,661	1,723,340
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.27%	4/30/2025	1,920,276	1,916,024	1,803,734
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.00%	0.75%	6.37%	8/11/2028	1,033,969	1,025,096	1,022,336
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.41%	5/9/2025	2,441,552	2,431,668	2,370,747
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	5.13%	1/4/2026	1,476,058	1,470,109	1,439,156
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	5.13%	1/4/2026	214,286	212,857	208,929
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	6.01%	10/18/2027	2,970,000	2,878,591	2,891,295
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	5.05%	1/18/2027	1,462,072	1,457,624	1,430,477
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD LIBOR+	3.50%	0.75%	6.42%	8/11/2028	2,000,000	1,851,463	1,930,360
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	7.81%	8/15/2025	4,789,642	4,686,035	4,622,004
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.50%	5.37%	3/10/2028	491,269	488,557	483,900
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,642,240	1,582,819
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.27%	2/4/2028	246,875	246,389	240,878
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.50%	0.50%	4.88%	3/12/2026	2,137,039	2,121,720	2,046,214
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	7.70%	2/10/2027	4,416,858	4,388,245	3,854,812
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	5.88%	11/5/2027	992,500	991,536	964,710
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD LIBOR+	3.75%	0.50%	6.27%	5/12/2028	1,985,000	1,976,181	1,890,971
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	6.25%	4/3/2024	1,223,297	1,220,817	1,010,138
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.13%	1/29/2028	493,750	491,725	477,397
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	6.88%	4/6/2024	3,012,861	3,011,294	2,967,668
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	6.31%	3/3/2028	1,980,000	1,975,170	1,843,380
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	4.77%	2/17/2028	1,970,012	1,949,039	1,921,214
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	6.00%	8/11/2025	962,500	960,273	779,625
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	5.10%	12/7/2023	472,625	472,098	374,437
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	8.52%	11/19/2027	2,985,000	2,933,021	2,858,138
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	8.02%	9/1/2027	500,000	493,572	472,915
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	8.02%	9/1/2027	1,925,000	1,900,214	1,817,200
APEX GROUP TREASURY LIMITED	Banking, Finance, Insurance & Real Estate	Term Loan Incremental	Loan	1M USD SOFR+	5.00%	0.50%	6.73%	7/27/2028	500,000	467,500	488,125
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	10/1/2026	1,928,237	1,921,239	1,896,305
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	6.00%	5/14/2027	577,859	573,198	571,000
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	5.27%	5/15/2026	2,954,315	2,925,168	2,836,142
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	5.94%	3/6/2028	987,500	979,308	948,000
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.00%	5.50%	8/15/2025	984,694	984,694	964,646

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	3M USD LIBOR+	3.00%	0.50%	5.25%	10/21/2028	1,496,250	1,492,933	1,452,305
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	1/15/2027	2,331,250	2,274,480	2,269,472
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	4/1/2028	1,753,715	1,746,448	1,740,562
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	9/29/2028	-	(556)	(7,112)
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	6.27%	9/23/2028	868,248	864,411	819,774
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	5.77%	12/6/2027	1,484,848	1,476,025	1,399,782
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.51%	3/20/2024	-	6,733	-
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD SOFR+	4.25%	0.00%	6.71%	10/1/2025	1,926,183	1,922,154	1,880,437
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	4.00%	0.50%	6.52%	10/7/2028	99,529	99,091	92,705
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	9/7/2027	982,500	978,862	966,947
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	6.02%	2/12/2027	994,898	991,383	966,543
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	6.02%	2/12/2027	990,000	990,000	960,607
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	5.96%	2/12/2027	498,750	497,674	484,566
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	7.75%	9/15/2028	2,985,000	2,958,780	2,497,460
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	5.77%	12/18/2026	2,979,985	2,970,313	2,724,570
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	6.40%	8/19/2028	2,000,000	1,900,276	1,863,340
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	N/A	N/A	N/A	N/A	2/15/2029	-	-	(9,783)
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	5.80%	2/15/2029	1,282,609	1,276,829	1,224,891
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan (Sybil Software)	Loan	3M USD LIBOR+	1.75%	0.00%	4.00%	3/22/2028	1,875,000	1,871,036	1,865,231
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	6.64%	12/15/2027	1,755,766	1,748,093	992,008
Avaya, Inc.	Telecommunications	Term Loan B-2 (2/21)	Loan	1M USD LIBOR+	4.00%	0.00%	6.39%	12/15/2027	1,000,000	1,000,000	559,380
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.75%	0.00%	8.00%	1/31/2026	3,388,438	3,357,091	3,219,016
Avison Young (Canada) Inc	Services: Business	Term Loan (08/22)	Loan	1M USD SOFR+	7.00%	0.00%	9.49%	1/31/2026	750,000	705,347	716,250
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	4.12%	1/15/2025	1,000,000	916,194	983,330
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	4.62%	12/1/2027	492,500	488,674	483,512
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	8.31%	9/20/2027	487,500	474,379	433,875
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	10/10/2026	706,458	702,199	673,121
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	11/19/2026	1,462,500	1,434,644	1,418,318
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	6.16%	2/1/2029	1,000,000	995,200	955,000
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	5.88%	10/14/2027	1,232,550	1,220,752	1,200,196
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	7.66%	2/1/2027	2,000,000	1,795,000	1,590,000
BCPE Empire Holdings, Inc.	Services: Business	Term Loan Amendment 3	Loan	1M USD SOFR+	4.63%	0.00%	7.18%	6/11/2026	498,750	481,970	482,541
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	6.52%	4/6/2026	246,819	246,653	243,117

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	6.71%	4/6/2026	1,000,000	972,460	985,000
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	5.38%	4/13/2028	1,975,000	1,958,729	1,942,294
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	5.68%	1/24/2029	2,000,000	1,998,507	1,914,280
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.27%	4/23/2026	1,472,597	1,464,443	1,424,738
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.77%	4/23/2026	984,810	979,466	951,573
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	6.25%	5/22/2024	2,287,052	2,283,201	2,269,899
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	4.76%	3/4/2028	987,500	985,520	957,875
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	4.52%	5/24/2027	1,462,549	1,455,033	1,408,801
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	6.12%	10/2/2025	519,820	519,820	500,675
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	6.54%	9/5/2025	962,500	960,298	940,844
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	5.94%	3/5/2026	987,500	987,500	954,419
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	5.52%	1/22/2027	2,963,947	2,959,109	2,870,256
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.27%	8/1/2025	1,470,075	1,471,797	1,433,147
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	3.75%	0.00%	6.21%	6/8/2029	500,000	487,659	492,410
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	4.62%	11/1/2026	1,960,138	1,949,299	1,927,168
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	6.02%	3/31/2028	2,475,000	2,454,497	2,376,000
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	7.02%	1/4/2026	678,750	671,259	676,490
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD LIBOR+	2.50%	0.75%	4.99%	6/5/2028	2,500,000	2,263,750	2,332,825
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	9.00%	7/31/2023	5,393,388	5,296,559	3,437,152
CareStream Health, Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	6.52%	7/18/2026	982,278	975,165	958,949
Casa Systems, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.25%	12/20/2023	1,383,625	1,380,672	1,170,893
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	6.27%	1/27/2027	1,971,757	1,961,464	1,651,347
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	5.65%	1/6/2028	2,984,962	2,816,427	2,703,868
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.50%	4.50%	9/16/2028	248,750	248,206	243,360
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	6.05%	12/17/2027	246,875	244,910	237,000
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.75%	6.01%	3/5/2028	987,500	983,313	957,875
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	8.02%	9/25/2025	2,412,500	2,400,790	2,346,156
CDK GLOBAL, INC.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	6.61%	7/6/2029	1,000,000	970,484	973,470
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	7.81%	7/14/2026	2,977,500	2,953,751	2,808,408
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.50%	5.02%	8/27/2028	883,330	875,628	859,868
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	4.77%	3/15/2027	3,909,849	3,904,921	3,675,258
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	5.25%	0.00%	7.98%	2/3/2028	1,500,000	1,395,658	1,436,250
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	4.28%	4/3/2025	910,346	880,516	886,450
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	4.53%	3/17/2028	493,750	492,743	483,875
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	6.02%	5/17/2028	1,990,000	1,895,264	1,895,475
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	5.07%	2/2/2028	4,937,500	4,933,271	4,823,345

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	5.77%	4/30/2026	1,267,812	1,260,246	1,232,313
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	6.89%	8/9/2026	3,457,336	3,437,160	3,362,259
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	6.73%	4/13/2029	1,500,000	1,464,024	1,445,370
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	5.50%	0.00%	8.02%	2/7/2025	900,000	895,403	801,000
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	5.06%	5/14/2028	468,182	467,216	461,159
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	6.77%	10/16/2028	995,000	986,079	961,001
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	6.03%	12/11/2026	2,932,500	2,820,172	2,840,859
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	6.00%	10/2/2027	2,714,005	2,502,915	2,417,174
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	4.64%	1/31/2028	4,000,000	3,987,745	3,843,000
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	6.02%	6/2/2028	2,481,250	2,470,591	2,124,570
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	5.11%	3/2/2027	1,970,000	1,970,000	1,895,298
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	4.63%	3/24/2028	3,947,443	3,926,096	3,937,575
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B2 (6/22)	Loan	1M USD SOFR+	4.25%	1.00%	6.58%	11/27/2026	500,000	481,849	496,250
CROCS INC	Consumer goods: Durable	Term Loan	Loan	6M USD SOFR+	3.50%	0.50%	4.45%	2/20/2029	2,992,500	2,876,557	2,876,541
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	4.00%	0.75%	6.56%	9/15/2027	495,000	494,516	485,100
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	7.12%	4/27/2027	2,404,110	2,384,446	2,339,992
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	4.64%	7/15/2025	1,923,858	1,911,748	1,860,140
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.64%	1/15/2026	482,500	481,950	466,418
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	4.89%	4/15/2027	487,500	487,500	469,321
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	8.81%	11/2/2027	1,970,000	1,924,044	1,871,500
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	6.37%	3/5/2028	1,481,250	1,475,172	1,433,732
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (04/22)	Loan	1M USD SOFR+	5.00%	0.50%	7.56%	6/29/2029	1,000,000	950,693	975,830
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	4.00%	0.00%	6.90%	10/16/2026	1,477,330	1,477,330	1,435,064
Dealer Tire, LLC	Automotive	Term Loan B-1	Loan	N/A	N/A	N/A	N/A	12/12/2025	-	3,271	-
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.77%	3/31/2025	6,282,700	6,247,776	6,121,172
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	6.00%	10/4/2028	997,500	993,803	952,613
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	8.00%	1.00%	10.39%	5/25/2026	344,068	334,615	323,317
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	1M USD SOFR+	3.25%	0.00%	5.64%	8/24/2026	3,391,925	2,990,484	615,397
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	7.52%	8/2/2027	3,730,000	3,698,538	3,561,218
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	4.38%	0.50%	6.66%	8/4/2029	1,500,000	1,380,000	1,404,375
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	6.50%	3/25/2028	495,000	490,975	455,400
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	7.88%	11/30/2028	836,442	828,718	794,101

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	7.77%	12/15/2028	3,992,500	3,840,856	3,528,372
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	6.27%	3/1/2028	6,435,000	6,393,630	6,187,639
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	5.27%	8/21/2025	3,856,286	3,847,221	3,750,239
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	3M USD LIBOR+	3.50%	0.50%	6.31%	8/16/2028	995,000	990,615	955,449
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	6.02%	11/23/2028	1,995,000	1,990,717	1,876,298
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	6.02%	4/7/2028	2,199,656	2,192,530	2,106,963
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.77%	6/26/2025	1,898,396	1,898,396	1,779,746
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	5.52%	11/1/2028	498,750	496,532	485,503
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	9.02%	12/14/2025	2,175,269	2,112,860	2,113,643
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	5.05%	3/30/2029	618,016	614,508	603,079
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	1M USD LIBOR+	5.00%	0.75%	9.50%	3/27/2028	2,335,285	2,327,697	2,034,617
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	5.87%	2/10/2028	2,475,000	2,465,018	2,315,684
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	2M USD LIBOR+	3.75%	0.00%	6.56%	10/10/2025	4,819,794	4,815,720	1,247,893
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	1M USD SOFR+	6.00%	0.50%	8.28%	8/3/2029	1,000,000	920,000	950,000
Equiniti Group PLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.50%	6.75%	12/11/2028	995,000	986,049	975,100
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	6.00%	2/18/2027	1,958,020	1,957,907	1,817,454
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	6/27/2025	2,830,950	2,826,428	2,798,224
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	8.37%	3/30/2027	4,937,500	4,872,354	4,772,390
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	4.75%	2/1/2027	5,173,392	5,159,258	4,942,452
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	5.23%	7/21/2028	726,740	722,197	697,671
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	5.23%	7/21/2028	269,608	267,922	258,824
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	1M USD LIBOR+	3.25%	1.00%	5.77%	4/18/2025	1,330,058	1,326,257	1,245,826
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	4.52%	7/3/2024	492,308	491,986	484,716
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	6.50%	3/10/2026	799,104	793,201	774,467
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	4.81%	8/1/2025	4,331,233	4,314,733	4,255,436
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	4.77%	1/29/2027	1,960,000	1,956,965	1,885,677
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	6.06%	4/30/2028	1,488,750	1,482,578	1,455,253
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	5.81%	12/31/2027	2,341,715	2,326,803	2,296,052
General Nutrition Centers, Inc.	Retail	Second Lien Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	8.39%	10/7/2026	365,225	365,225	332,355
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	4.25%	12/30/2026	1,466,250	1,461,603	1,432,922
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	3,093,297	2,685,635	3,041,732
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.00%	7.06%	11/29/2025	4,923,145	4,755,928	4,523,140

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	4.37%	8/10/2027	1,969,849	1,969,849	1,932,501
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	7.62%	12/1/2027	1,987,500	1,969,794	1,927,875
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	5.52%	8/7/2027	967,415	962,087	943,230
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD LIBOR+	3.75%	0.75%	6.27%	3/6/2028	985,056	980,871	951,564
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.00%	6.32%	4/12/2024	2,844,231	2,832,362	2,773,125
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	4.98%	1/24/2029	155,625	155,277	151,085
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	5.02%	2/24/2028	3,851,241	3,848,423	3,780,224
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.27%	10/19/2027	3,456,030	3,436,409	3,294,392
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan (08/21)	Loan	3M USD LIBOR+	7.75%	1.00%	10.00%	6/16/2026	1,221,522	1,219,887	917,840
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	6.27%	6/3/2024	212,687	212,626	199,187
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.19%	7/14/2028	67,004	67,004	41,703
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.19%	7/14/2028	3,496,783	3,489,827	3,391,879
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	8/18/2025	3,530,000	3,522,471	3,426,324
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	6.71%	11/17/2028	2,329,821	2,320,465	2,185,372
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	5.81%	11/12/2027	2,163,171	2,154,084	2,104,852
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	3M USD SOFR+	3.00%	0.00%	6.16%	3/17/2028	5,925,000	5,876,263	5,451,000
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	1M USD LIBOR+	3.75%	0.75%	6.13%	3/2/2028	4,835,595	4,825,855	4,660,305
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.75%	0.50%	6.27%	11/1/2028	1,990,000	1,981,214	1,924,091
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	6.27%	3/6/2028	2,226,922	2,226,557	2,124,862
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.27%	1/29/2026	1,990,000	1,931,622	1,938,598
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	5.31%	10/27/2028	498,750	498,239	485,658
Ingram Micro Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	5.75%	6/30/2028	1,485,000	1,472,113	1,425,600
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	6.52%	5/1/2024	3,368,401	3,335,107	3,251,349
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	5.77%	2/4/2027	488,750	487,133	478,364
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	6M USD LIBOR+	5.00%	0.75%	7.08%	4/7/2028	4,197,850	4,178,402	3,211,355
INSTRUCTURE HOLDINGS, INC.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	2.75%	0.50%	6.12%	10/30/2028	498,750	497,660	488,775
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	7.93%	6/14/2025	2,330,036	2,308,136	1,048,516
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	5.88%	3/14/2025	2,941,816	2,926,353	2,741,419
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	7.81%	5/8/2024	1,564,303	1,563,639	1,433,292
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	5.27%	1/31/2028	3,940,000	3,935,292	3,853,005
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	6.50%	3/1/2028	990,000	985,806	675,675

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	8.31%	11/15/2025	4,019,089	3,995,346	3,223,872
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD LIBOR+	4.75%	0.50%	5.55%	2/12/2026	1,481,250	1,476,161	1,356,573
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	5.50%	3/13/2028	493,750	492,380	469,063
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD LIBOR+	3.50%	0.50%	5.94%	9/1/2027	493,769	484,453	481,425
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	4.31%	9/25/2025	839,106	588,664	693,663
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	928,253	303,783	595,632
Lealand Finance Company B.V. (d)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	3.52%	6/30/2025	339,918	339,918	170,809
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	5.78%	12/1/2023	472,500	472,056	412,001
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	6.02%	2/28/2025	2,616,496	2,598,667	2,524,918
LIGHTSTONE HOLDCO LLC	Energy: Electricity	Term Loan 5/22	Loan	1M USD SOFR+	5.75%	1.00%	8.05%	2/1/2027	1,238,581	1,237,866	1,110,301
LIGHTSTONE HOLDCO LLC	Energy: Electricity	Term Loan C 5/22	Loan	1M USD SOFR+	5.75%	1.00%	8.05%	2/1/2027	70,053	70,014	62,798
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	4.75%	0.00%	7.00%	3/17/2028	990,000	986,841	955,350
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	7.12%	8/31/2027	3,940,000	3,882,660	3,057,440
LOYALTY VENTURES INC.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.50%	7.02%	11/3/2027	3,214,885	3,197,686	2,322,755
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	4.12%	11/11/2026	1,214,082	1,212,236	1,186,255
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	6.07%	10/16/2028	249,375	248,305	243,530
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	9.30%	3/29/2029	3,000,000	2,903,617	2,917,500
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.92%	6/5/2025	2,876,682	2,825,841	2,835,344
MAGNITE, INC.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.75%	8.07%	4/28/2028	1,980,000	1,939,001	1,900,800
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	8/29/2025	1,317,074	1,317,074	1,281,513
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	4.69%	2/15/2027	250,000	249,611	242,500
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	7.02%	2/28/2025	3,374,500	3,355,043	3,251,128
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	6M USD LIBOR+	4.75%	0.50%	8.32%	7/28/2028	1,985,000	1,967,344	1,915,525
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD LIBOR+	4.00%	0.50%	6.49%	12/18/2028	498,750	495,632	479,423
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.50%	0.75%	6.30%	12/22/2027	988,763	985,894	939,324
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	4.75%	3/1/2026	3,361,400	3,348,049	3,293,332
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	6.50%	4/8/2028	2,479,975	2,463,197	2,048,310
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan (6/21)	Loan	3M USD LIBOR+	4.00%	1.00%	6.25%	8/15/2025	3,782,457	3,758,895	3,723,034
MJH Healthcare Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan B (01/22)	Loan	1M USD SOFR+	3.50%	0.50%	6.06%	1/28/2029	249,375	248,256	236,906
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	5.52%	9/20/2024	350,559	350,285	340,627
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	6.00%	9/30/2024	2,842,097	2,818,327	2,752,088
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	5.20%	11/23/2028	2,985,000	2,978,402	2,879,898
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	6.06%	11/14/2025	3,454,379	3,433,630	3,350,748

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD LIBOR+	3.75%	0.75%	6.28%	3/2/2028	2,749,967	2,740,611	2,323,722
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	6.01%	3/2/2028	87,464	87,111	73,907
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	3M USD LIBOR+	6.00%	0.75%	8.46%	7/13/2027	3,722,402	3,721,366	3,461,834
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	9/18/2026	724,176	718,006	717,390
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	7.86%	8/9/2024	1,700,340	1,693,877	1,598,320
NM Z Parent Inc (Zep Inc)	Construction & Building	Term Loan B	Loan	6M USD LIBOR+	2.50%	0.50%	3.79%	9/22/2028	635,250	629,751	628,218
NorthPole Newco S.a.r.l (b)	Aerospace & Defense	Term Loan	Loan	Prime+	7.00%	0.00%	12.50%	3/3/2025	5,348,887	5,074,545	472,467
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	4.32%	1/28/2029	1,500,000	1,492,500	1,453,125
Novae LLC	Automotive	Term Loan	Loan	3M USD SOFR+	5.00%	0.75%	7.73%	12/22/2028	443,333	443,333	412,300
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	7.73%	12/22/2028	1,551,667	1,537,525	1,443,050
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	5.02%	9/29/2025	2,227,500	2,223,636	2,194,088
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	3M USD SOFR+	3.75%	0.50%	6.39%	2/23/2029	997,500	995,282	965,081
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	4.63%	6/2/2028	2,327,083	2,317,416	2,297,995
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	5.56%	6/18/2025	1,472,456	1,467,485	1,442,094
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	6.02%	9/20/2028	992,500	988,180	964,144
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	7.04%	7/6/2028	941,176	933,049	861,176
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.50%	0.50%	7.31%	1/7/2028	495,000	492,124	464,889
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	8.39%	8/1/2029	2,000,000	1,641,510	1,691,660
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	6.00%	3/30/2027	488,991	480,942	460,385
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	5/29/2026	809,038	806,635	790,382
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	1M USD SOFR+	4.00%	0.50%	6.41%	2/28/2029	997,500	995,328	935,156
PECF USS INTERMEDIATE HOLDING III CORPORATION	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	6.77%	12/15/2028	99,500	99,304	92,460
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	6M USD LIBOR+	3.25%	0.00%	4.92%	12/29/2028	98,438	98,438	93,509
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	6M USD LIBOR+	3.25%	0.50%	5.08%	12/29/2028	1,299,375	1,293,429	1,266,891
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	5.31%	5/3/2029	1,000,000	995,117	979,130
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	6.27%	2/1/2028	5,334,084	5,314,731	5,174,061
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	6.56%	12/23/2028	1,995,000	1,976,571	1,915,200
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	5.81%	1/21/2028	500,000	487,554	491,250

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Ping Identity Corporation	High Tech Industries	Term Loan B (11/21)	Loan	1M USD SOFR+	3.75%	0.50%	6.31%	11/22/2028	997,500	992,975	995,006
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	6.38%	3/17/2028	3,959,975	3,932,460	3,662,977
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	5.06%	12/1/2028	1,931,176	1,922,443	1,884,114
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	5.27%	3/13/2028	4,443,750	4,435,527	4,341,011
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	6.98%	4/21/2029	2,000,000	1,990,636	1,786,120
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	5.94%	12/29/2027	493,750	491,860	481,406
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	7.27%	2/12/2028	5,431,250	5,381,558	5,023,906
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD LIBOR+	3.75%	0.50%	6.12%	12/15/2028	2,992,500	2,969,469	2,908,351
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.50%	0.00%	6.03%	1/22/2027	490,000	489,314	481,631
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.75%	5.11%	9/23/2026	3,538,384	3,538,162	3,451,587
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	8.55%	4/27/2027	2,970,000	2,944,939	2,889,810
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	5.53%	12/28/2027	493,747	491,730	447,458
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	7.83%	7/20/2029	1,000,000	930,746	932,500
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.53%	1/29/2025	478,913	478,045	457,361
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	6.02%	2/12/2027	482,600	480,985	451,835
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	6.98%	2/1/2029	2,000,000	1,981,727	1,812,780
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.75%	5.62%	2/15/2028	2,989,962	2,890,155	2,406,501
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.00%	0.50%	5.52%	4/24/2028	992,500	990,556	953,485
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	5.77%	5/30/2025	2,953,757	2,933,719	2,869,309
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD LIBOR+	3.25%	0.50%	6.06%	2/17/2028	1,986,212	1,940,894	1,919,178
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	8.84%	12/20/2024	4,320,757	4,257,864	3,990,392
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.50%	4.66%	2/11/2028	1,481,250	1,479,017	1,461,816
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	6.50%	4/30/2024	3,061,659	3,056,618	2,786,110
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD LIBOR+	2.50%	0.50%	5.02%	10/20/2028	3,479,969	3,472,961	3,198,091
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	1/29/2027	1,284,432	1,283,585	1,256,534
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	5.77%	2/5/2026	3,447,500	3,433,625	3,358,451
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	6.06%	2/28/2025	957,500	956,671	773,478
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	6.77%	11/28/2025	2,890,253	2,883,820	2,802,650
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.50%	1.00%	5.00%	6/2/2025	5,590,662	5,559,118	5,279,709
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	6.15%	2/8/2028	2,972,569	2,924,056	2,757,057
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	5.56%	9/1/2027	1,486,187	1,473,540	1,463,894
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	6.74%	3/10/2028	2,471,231	2,418,699	2,372,382
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	4.78%	7/5/2024	743,409	742,172	734,734
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	5.52%	4/25/2025	932,499	916,389	911,854

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	6.31%	4/20/2028	2,970,000	2,955,834	2,821,500
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	5.62%	4/4/2029	500,000	498,841	480,905
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	4.25%	11/2/2028	1,000,000	997,801	981,250
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	6M USD LIBOR+	3.25%	0.50%	6.13%	6/16/2028	496,250	494,165	491,288
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD LIBOR+	3.75%	0.50%	6.01%	8/28/2028	1,985,000	1,976,344	1,941,330
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD LIBOR+	2.00%	0.50%	4.53%	3/18/2028	781,811	780,219	771,389
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	1M USD LIBOR+	2.50%	0.00%	5.02%	1/23/2025	487,500	487,500	469,623
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	7.01%	1/15/2027	3,240,108	3,195,622	3,207,707
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.75%	5.61%	8/2/2028	1,990,000	1,981,456	1,929,305
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	6.62%	3/31/2028	1,985,000	1,968,611	1,855,975
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	1M USD LIBOR+	2.00%	0.50%	4.53%	3/3/2028	493,750	492,765	483,668
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	5.61%	3/4/2028	2,962,500	2,948,135	2,777,344
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	5.27%	5/12/2028	3,218,182	3,213,684	3,137,727
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	4/16/2025	189,131	188,939	184,728
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	4/16/2025	153,534	153,381	149,960
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	4/16/2025	475,005	474,487	463,396
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	7.78%	4/16/2026	4,363,910	4,256,362	3,833,214
Stars Group Inc. (The)	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	4.50%	7/21/2026	1,985,000	1,981,427	1,936,209
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	5.96%	4/17/2028	497,500	496,550	480,088
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	6.27%	12/1/2028	995,000	985,995	975,100
Sylvamo Corporation	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	4.50%	0.50%	7.02%	8/18/2028	866,667	858,991	838,500
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	6.78%	4/24/2028	2,482,494	2,481,422	2,354,223
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+	5.25%	0.50%	7.30%	4/2/2029	1,000,000	990,263	971,250
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	6M USD LIBOR+	2.75%	0.50%	5.56%	7/7/2028	995,000	992,840	960,175
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	7.73%	7/15/2025	4,405,869	4,342,781	4,264,529
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.52%	10/1/2025	1,447,500	1,440,835	1,427,901
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	6.52%	9/27/2024	1,910,000	1,908,542	1,782,870
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	5.74%	2/6/2026	994,950	993,794	965,598
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	5.71%	1/18/2029	249,375	247,649	242,934
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	7.06%	12/19/2025	4,869,796	4,864,341	4,811,991
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	5.50%	2/1/2026	2,093,726	2,062,485	2,072,789
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	5.52%	4/15/2028	1,335,959	1,231,261	1,253,570
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.50%	0.75%	5.96%	8/18/2027	492,500	487,080	434,631
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.50%	4.77%	12/1/2028	865,968	864,048	848,804
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	4.77%	8/22/2024	4,003,636	4,004,932	3,924,924
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	5.75%	3/31/2028	1,485,001	1,478,880	1,385,877
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	4.77%	3/10/2028	346,923	346,213	336,678

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	6.52%	10/29/2027	959,371	953,452	918,597
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	3M USD LIBOR+	3.50%	0.00%	6.57%	2/25/2027	3,927,110	3,892,273	3,868,203
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	6.27%	8/27/2025	871,705	868,607	857,269
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	6.29%	7/31/2026	496,815	473,971	476,475
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	5.82%	10/22/2025	1,540,259	1,488,565	1,523,732
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	3M USD LIBOR+	5.75%	1.00%	8.82%	9/1/2024	905,012	900,712	580,683
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	5.77%	3/15/2026	2,459,068	2,453,085	2,398,476
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	6.25%	6/10/2029	250,000	242,635	245,000
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	5.52%	1/20/2028	1,837,793	1,835,485	1,799,659
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	7.20%	1/19/2029	248,750	247,642	242,842
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	7.00%	8/20/2025	1,375,175	1,370,807	1,266,880
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	3.75%	0.75%	6.27%	12/6/2028	997,500	993,032	982,956
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	5.40%	1/12/2029	3,100,888	3,093,171	3,014,311
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	4.62%	9/28/2028	2,868,409	2,859,993	2,832,554
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	4.27%	12/31/2025	902,095	901,690	883,070
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	4.65%	5/16/2029	500,000	495,111	497,190
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	6M USD LIBOR+	3.25%	0.00%	6.13%	3/19/2028	2,327,542	2,324,786	2,292,629
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	5.52%	3/11/2024	473,750	473,750	422,429
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	4.65%	1/20/2028	1,250,000	1,249,782	1,215,100
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.75%	1.00%	6.12%	3/15/2025	487,277	486,224	419,059
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.50%	6.27%	3/2/2028	2,468,750	2,458,373	2,415,672
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	1M USD LIBOR+	4.00%	1.00%	6.52%	10/10/2024	1,066,719	1,035,551	868,522
West Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	6.02%	10/10/2024	2,552,943	2,522,983	2,076,184
WEX Inc.	Diversified Financial Services	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	4.77%	3/31/2028	2,969,962	2,959,565	2,903,138
WildBrain Ltd.	Media	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	6.77%	3/27/2028	1,975,000	1,942,234	1,860,825
WP CITYMD BIDCO LLC	Health Care Equipment & Supplies	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.50%	5.50%	12/22/2028	7,405,452	7,382,414	7,215,206
Xperi Corporation	Software	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	6.02%	6/8/2028	2,671,319	2,661,232	2,612,897
Zayo Group, LLC	Diversified Telecommunication Services	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	6.71%	3/9/2027	997,500	973,546	935,336
ZEBRA BUYER (Allspring) LLC	Real Estate Investment Trusts (REITs)	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.50%	5.56%	11/1/2028	884,879	881,117	871,606
Zekelman Industries, Inc.	Metals & Mining	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	4.18%	1/25/2027	965,193	965,193	935,754
Zodiac Pool Solutions	Leisure Products	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	4.56%	1/29/2029	497,500	496,387	483,092

										$644,334,357	$604,030,601

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	11,877,748	$11,877,748	$11,877,748
Total cash and cash equivalents	11,877,748	$11,877,748	$11,877,748

(a)	All or a portion of this investment has an unfunded commitment as of August 31, 2022
(b)	As of August 31, 2022, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2022.
(d)	Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

WIBOR - Warsaw Interbank Offered Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of August 31, 2022 was 2.56%.

3M USD LIBOR—The 3 month USD LIBOR rate as of August 31, 2022 was 3.08%.

6M USD LIBOR—The 6 month USD LIBOR rate as of August 31, 2022 was 3.60%.

12M USD LIBOR - The 12 month USD LIBOR rate as of August 31, 2022 was 4.16%.

3 PL WIBOR - The 3 month PL WIBOR rate as of August 31, 2022 was 7.11%.

Daily SOFR- The daily SOFR rate as of August 31, 2022 was 2.29%.

1M SOFR - The 1 month SOFR rate as of August 31, 2022 was 2.28%.

3M SOFR - The 3 month SOFR rate as of August 31, 2022 was 1.68%.

Prime—The Prime Rate as of August 31, 2022 was 5.50%.

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of August 31, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $14.1 million and $2.0 million, respectively; and membership interest of $14.1 million and $2.0 million, respectively. As of August 31, 2022 and February 28, 2022, the Company’s investment in the unsecured note of SLF JV had a fair value of $14.1 million and $13.1 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $6.7 million and $12.0 million, respectively.

As of August 31, 2022, the Company earned $0.7 million of interest income related to SLF JV, which is included in interest income. As of August 31, 2022 and February 28, 2022, $0.00 million and $0.09 million, respectively, of interest income related to SLF JV was included in interest receivable.

SLF JV’s investment in SLF 2021 is in the form of an unsecured loan. The unsecured note will pay a floating rate of LIBOR plus 7.00% per annum and is due and payable in full on June 9, 2023. As of August 31, 2022, SLF JV’s investment in SLF 2021 had an aggregate fair value of approximately $23.7 million.

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

Note 6. Income Taxes

SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc., and SIA-VR, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for federal and state tax purposes. As separately regarded entities for tax purposes, these entities are taxed at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

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

Deferred tax assets and liabilities, and related valuation allowance as of August 31, 2022 and February 28, 2022 were as follows:

	August 31, 2022	February 28, 2022
Total deferred tax assets	$2,157,850	$1,991,241
Total deferred tax liabilities	(1,885,601)	(1,293,496)
Valuation allowance on net deferred tax assets	(1,982,564)	(1,946,760)
Net deferred tax liability	$(1,710,315)	$(1,249,015)

As of August 31, 2022, the valuation allowance on deferred tax assets was $2.0 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended August 31, 2022 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and ($0.1) million net change in total operating expense, in the consolidated statement of operations, respectively. Net income tax expense for the three months ended August 31, 2021 includes $1.3 million net change in unrealized appreciation (depreciation) on investments and $0.4 million income tax provision from realized gain on investments and $0.03 million net change in total operating expense,, in the consolidated statement of operations, respectively.

Net income tax expense for the six months ended August 31, 2022 includes $0.6 million deferred tax expense on net change in unrealized appreciation on investments, ($0.07) million income tax provision/(benefit) from realized gain/(loss) on investments and ($0.1) million net change in total operating expense, in the consolidated statement of operations, respectively. Net income tax expense for the six months ended August 31, 2021 includes $1.6 million net change in unrealized appreciation (depreciation) on investments $0.4 million income tax provision from realized gain on investments and $0.03 million net change in total operating expense,, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three and six months ended August 31, 2022 and August 31, 2021:

	For the three months ended		For the six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Current
Federal	$(3,674)	$425,828	$(217,516)	$-
State	(55)	50,694	78,448	-
Net current expense	(3,729)	476,522	(139,068)	-
Deferred
Federal	89,409	1,111,006	385,480	127,850
State	42,583	220,748	75,819	130,213
Net deferred expense	131,992	1,331,754	461,299	258,063
Net tax provision	$128,263	$1,808,276	$322,231	$258,063

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

For the three months ended August 31, 2022 and August 31, 2021, the company incurred $4.1 million and $3.0 million in base management fees, respectively. For the three months ended August 31, 2022 and 2021, the Company incurred $1.7 million and $1.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2022 and August 31, 2021, the Company accrued a (benefit) of $(1.1) million and an expense of $0.3 million in incentive fees related to capital gains.

For the six months ended August 31, 2022 and August 31, 2021, the company incurred $7.9 million and $5.8 million in base management fees, respectively. For the six months ended August 31, 2022 and August 31, 2021, the Company incurred $1.7 million and $3.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2022 and August 31, 2021, the Company accrued a (benefit) of ($3.0) million and an expense of $4.0 million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2022, the base management fees accrual was $4.1 million and the incentive fees accrual was $5.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, the base management fees accrual was $3.2 million and the incentive fees accrual was $9.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2022 and August 31, 2021, we recognized $0.8 million and $0.7 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2022 and August 31, 2021, we recognized $1.5 million and $1.4 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of August 31, 2022, $0.2 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended August 31, 2022 and August 31, 2021, we recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2022 and August 31, 2021, we recognized management fee income of $1.6 million and $1.6 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2022 and August 31, 2021, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

On October 26, 2021, the Company and TJHA entered into an LLC Agreement to co-manage the SLF JV. SLF JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loan, notes and other debt instruments.

As of August 31, 2022, the Company’s investment in the SLF JV had a fair value of $20.8 million, consisting of an unsecured loan of $14.1 million and membership interest of $6.7 million. In addition, the Company has a receivable of $0.02 million outstanding from the SLF JV, included in Due from Affiliate in the consolidated statements of assets and liabilities.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 184.2% as of August 31, 2022 and 209.3% as of February 28, 2022.

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

As of August 31, 2022 and February 28, 2022, there were $25.0 million and $12.5 million outstanding under the Encina Credit Facility.  During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Encina Credit Facility. Financing costs of $1.4 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the Encina Credit Facility.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.4 million and $0.2 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.1  million and $0.05 million of amortization of deferred financing costs related to the Encina Credit Facility and the Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 5.83%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $25.0  million.

For the six months ended August 31, 2022 and August 31, 2021, we recorded $0.7 million and $0.4 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2022 and August 31, 2021, we recorded $0.2  million and $0.08 million of amortization of deferred financing costs related to the Encina Credit Facility and the Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2022, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 5.40%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $22.5  million.

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

Our borrowing base under the Encina Credit Facility was $50.3 million subject to the Encina Credit Facility cap of $50.0 million at August 31, 2022. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2022 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2022. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of August 31, 2022, we have funded SBIC LP and SBIC II LP with an aggregate total of equity capital of $75.0 million and $87.5 million, respectively, and have $233.7 million in SBA-guaranteed debentures outstanding, of which $67.7 million is held in SBIC LP and $166.0 million held in SBIC II LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP and SBIC II LP may borrow to a maximum of $150.0 million and $175.0 million, respectively, which is up to twice its potential regulatory capital. During the three months ended August 31, 2022, we redeemed $18.3 million of SBA debentures in SBIC LP, resulting in the recognition of a realized loss on the extinguishment of debt of $0.2 million.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to ’’smaller enterprises’’ as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

As noted above, as of August 31, 2022, there was $233.7 million of SBA debentures outstanding and as of February 28, 2022, there was $185.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million and $4.9 million related to the SBA debentures issued by SBIC LP and SBIC II LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $1.5 million and $1.2 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2022 and August 31, 2021 on the outstanding borrowings of the SBA debentures was 2.75% and 2.65%, respectively. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of SBA debentures outstanding was $222.0 million and $181.1 million, respectively.

For the six months ended August 31, 2022 and August 31, 2021, we recorded $2.9 million and $2.4 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2022 and August 31, 2021, we recorded $0.5 million and $0.4 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2022 and August 31, 2021 on the outstanding borrowings of the SBA debentures was 2.67% and 2.78%, respectively. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of SBA debentures outstanding was $218.4 million and $169.8 million, respectively.

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

For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.0 million and $0.9 million, respectively, of interest expense and $0.0 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of 6.25% 2025 Notes outstanding was $0.00 million and $57.4 million, respectively.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes.

On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK”, and have been delisted following the full redemption on July 14, 2022.

On July 14, 2022, the debt was extinguished. As such, it was not fair valued with market quotes and is not fair value leveled. The repayment of the 7.25% 2025 Notes resulted in a realized loss on the extinguishment of debt of $1.2 million.

As of February 28, 2022 the carrying amount and fair value of the 7.25% 2025 Notes was $43.1 million and $43.9 million, respectively.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.4 million and $0.8 million, respectively, of interest expense and $0.04 million and $0.08 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of the 7.25% 2025 Notes outstanding was $10.8 million and $43.1 million respectively.

For the six months ended August 31, 2022 and August 31, 2021, we recorded $1.2 million and $1.6 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of the 7.25% 2025 Notes outstanding was $27.0 million and $43.1 million respectively.

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% Notes 2025”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the 7.75% Notes 2025.

As of August 31, 2022, the total 7.75% Notes 2025 outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and have a par value of $25.00 per share. As of February 28, 2022, there was $5.0 million outstanding of the 7.75% Notes 2025. The carrying amount of the amount outstanding of 7.75% Notes 2025 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

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

As of August 31, 2022, the total 6.25% Notes 2027 outstanding was $15.0 million. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per share. As of February 28, 2022, there was $15.0 million outstanding of the 6.25% Notes 2027. The carrying amount of the amount outstanding of 6.25% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $15.0 million respectively.

For the six months ended August 31, 2022 and August 31, 2021, we recorded $0.5 million and $0.5 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $15.0 million respectively.

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the 4.375% Notes 2026.

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses payable by the Company . The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the additional 4.375% 2026 Notes.

As of August 31, 2022, the total 4.375% Notes 2026 outstanding was $175.0 million. The 4.375% Notes 2026 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2022, there was $175.0 million outstanding of the 4.375% Notes 2026. The carrying amount of the amount outstanding of 4.375% Notes 2026 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $1.9 million and $1.2 million, respectively, of interest expense, $0.2 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.05 million and $0.02 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of 4.375% Notes 2026 outstanding was $175.0 million and $115.2 million, respectively.

For the six months ended August 31, 2022 and August 31, 2021, we recorded $3.8 million and $1.7 million, respectively, of interest expense, $0.3 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.02 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of 4.375% Notes 2026 outstanding was $175.0 million and $84.3 million, respectively.

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the 4.35% Notes 2027.

As of August 31, 2022, the total 4.35% Notes 2027 outstanding was $75.0 million. The 4.35% Notes 2027 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2022, there was $75.0 million outstanding. The carrying amount of the amount outstanding of 4.35% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $0.8 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 4.35% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of 4.35% Notes 2027 outstanding was $75.0 million and $0.0 million, respectively.

For the six months ended August 31, 2022 and August 31, 2021, we recorded $1.6 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 4.35% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of 4.35% Notes 2027 outstanding was $75.0 million and $0.0 million, respectively.

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

On August 15, 2022, the Company issued $8.0 million in aggregate principal amount of the 6.00% 2027 Notes for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.03 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

As of August 31, 2022, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $101.8 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2022, the carrying amount and fair value of the 6.00% 2027 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended August 31, 2022 and August 31, 2021, we recorded $1.7 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of 6.00% Notes 2027 outstanding was $99.0 million and $0.0 million, respectively.

For the six months ended August 31, 2022 and August 31, 2021, we recorded $2.2 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of 6.00% Notes 2027 outstanding was $43.8 million and $0.0 million, respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2023 (as of August 31, 2022)	$25,000	$1,842	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.25% Notes due 2025(16)
Fiscal year 2023 (as of August 31, 2022)	$-	$-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2023 (as of August 31, 2022)	$5,000	$1,842	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2023 (as of August 31, 2022)	$175,000	$1,842	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2023 (as of August 31, 2022)	$75,000	$1,842	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.25% Notes due 2027
Fiscal year 2023 (as of August 31, 2022)	$15,000	$1,842	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2023 (as of August 31, 2022)	$105,500	$1,842		$24.12	(15)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			($ in thousands)
Revolving credit facility	$25,000	$-	$25,000	$-	$-
SBA debentures	233,660	-	15,000	33,660	185,000
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
6.00% 2027 Notes	105,500	-	-	105,500	-
Total Long-Term Debt Obligations	$634,160	$-	$45,000	$389,160	$200,000

Off-Balance Sheet Arrangements

As of August 31, 2022 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $90.7 million and $83.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2022 and February 28, 2022 is shown in the table below (dollars in thousands):

	August 31, 2022	February 28, 2022
At Company’s discretion
ActiveProspect, Inc.	$10,000	$-
Artemis Wax	3,000	3,700
Ascend Software LLC	5,000	5,000
Axero Holdings	-	3,000
Davisware	2,000	2,000
Granite Comfort	5,000	-
JDXpert	5,000	-
Lee’s Famous Recipe Chicken	4,000	10,000
Netreo Holdings, LLC	-	4,000
Pepper Palace	3,000	3,000
Procrement Partners	-	2,800
Saratoga Senior Loan Fund I JV LLC	15,606	17,500
Sceptre Hospitality Resources	250	1,000
Book4Time, Inc.	-	2,000
Total	52,856	54,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software LLC	4,200	6,500
ARC Health	8,500	-
Axero Holdings	-	2,000
Axero Holdings - Revolver	500	500
Davisware, LLC	1,000	1,000
Exigo - DDTL	4,167	-
Exigo - Revolver	833	-
GDS Holdings US, Inc.	1,036	2,786
Granite Comfort	5,000	-
GoReact	500	2,500
JDXpert	1,000	-
Madison Logic - Revolver	1,084	1,084
New England Dental Partners	4,500	4,500
Pepper Palace - DDTL	2,000	2,000
Pepper Palace - Revolver	2,500	2,500
Zollege	1,000	1,000
Lee’s Famous Recipe Chicken	-	3,000
	37,820	29,370
Total	$90,676	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2022, the Company had cash and cash equivalents of $12.6 million and $25.0 million in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act). For the three months ended August 31, 2022 and August 31, 2021, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2022 and August 31, 2021, we incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of August 31, 2022, and February 28, 2022, $0.1 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2022, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock. As of August 31, 2022, the Company purchased 803,962 shares of common stock, at the average price of $21.47 for approximately $17.3 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2022 the Company purchased 153,350 shares of common stock, at the average price of $24.04 for approximately $3.7 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2022 the Company purchased 295,527 shares of common stock, at the average price of $25.11 for approximately $7.4 million pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of August 31, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three and six months ended August 31, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees	-	-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,196,635	5,196,635
Net realized gain (loss) from investments	-	-	-	9,916,925	9,916,925
Income tax (provision) benefit from realized gain on investments	-	-	-	(2,447,173)	(2,447,173)
Realized losses on extinguishment of debt				(764,123)	(764,123)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(6,042,616)	(6,042,616)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,480,465	2,480,465
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,889,329)	(5,889,329)
Capital Share Transactions:
Proceeds from issuance of common stock	520,076	520	15,163,259	-	15,163,779
Stock dividend distribution	38,016	38	1,017,625	-	1,017,663
Repurchases of common stock	-	-	-	-	-
Repurchase fees	-	-	-	-	-
Offering costs	-	-	(142,326)	-	(142,326)
Balance at November 30, 2021	11,747,004	$11,747	$321,559,189	$21,030,809	$342,601,745

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,796,910	5,796,910
Net realized gain (loss) from investments	-	-	-	69,664	69,664
Income tax (provision) benefit from realized gain on investments	-	-	-	9,612	9,612
Realized losses on extinguishment of debt				(118,147)	(118,147)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,873,561	2,873,561
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(226,702)	(226,702)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,434,106)	(6,434,106)
Capital Share Transactions:
Proceeds from issuance of common stock	392,826	392	11,513,992	-	11,514,383
Stock dividend distribution	41,520	42	1,114,886	-	1,114,929
Repurchases of common stock	(50,000)	(50)	(1,292,843)	-	(1,292,893)
Repurchase fees			(1,000)	-	(1,000)
Offering costs			(127,433)	-	(127,433)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(4,704,545)	4,704,545	-
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Offering costs	-	-	-	-	-
Balance at May 31, 2022	12,031,998	$12,032	$325,433,869	$19,789,910	$345,235,811
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,698,014	7,698,014
Net realized gain (loss) from investments	-	-	-	7,943,838	7,943,838
Realized losses on extinguishment of debt	-	-	-	(1,204,809)	(1,204,809)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(13,258,456)	(13,258,456)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,154)	(230,154)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,369,981)	(6,369,981)
Capital Share Transactions:
Stock dividend distribution	48,590	49	1,088,139	-	1,088,188
Repurchases of common stock	(153,350)	(154)	(3,685,951)	-	(3,686,105)
Repurchase fees	-	-	(3,071)	-	(9,464)
Balance at August 31, 2022	11,927,238	$11,927	$322,832,986	$14,368,362	$337,213,275

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to the regulation, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 29, 2020	11,217,545	$11,218	$289,476,991	$14,798,644	$304,286,853
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,018,314	9,018,314
Net realized gain (loss) from investments	-	-	-	8,480	8,480
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(31,950,369)	(31,950,369)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	267,740	267,740
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	-	-
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2020	11,217,545	$11,218	$289,476,991	$(7,857,191)	$281,631,018
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,334,713	5,334,713
Net realized gain (loss) from investments	-	-	-	11,929	11,929
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,580,401	16,580,401
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(116,521)	(116,521)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,487,015)	(4,487,015)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	47,098	46	774,944	-	774,990
Repurchases of common stock	(90,321)	(90)	(1,550,327)	-	(1,550,417)
Repurchase fees	-	-	(1,740)	-	(1,740)
Offering costs	-	-	-	-	-
Balance at August 31, 2020	11,174,322	$11,174	$288,699,868	$9,466,316	$298,177,358
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,471,102	4,471,102
Net realized gain (loss) from investments	-	-	-	1,798	1,798
Income tax (provision) benefit from realized gain on investments				(3,895,354)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,998,830	5,998,830
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(210,057)	(210,057)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,581,469)	(4,581,469)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	45,706	46	805,883	-	805,929
Repurchases of common stock	(50,000)	(50)	(914,194)	-	(914,244)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Balance at November 30, 2020	11,170,028	$11,170	$288,590,554	$11,251,166	$299,852,890

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,288,996	4,288,996
Net realized gain (loss) from investments	-	-	-	(8,726,013)	(8,726,013)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt				(128,617)	(128,617)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,337,460	14,337,460
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(515,796)	(515,796)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,678,514)	(4,678,514)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	41,388	41	900,124	-	900,165
Repurchases of common stock	(50,000)	(50)	(1,143,748)	-	(1,143,798)
Repurchase fees	-	-	(1,003)	-	(1,003)
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,529,030	(16,529,030)	-
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees	-	-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,196,635	5,196,635
Net realized gain (loss) from investments	-	-	-	9,916,925	9,916,925
Income tax (provision) benefit from realized gain on investments	-	-	-	(2,447,173)	(2,447,173)
Realized losses on extinguishment of debt				(764,123)	(764,123)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(6,042,616)	(6,042,616)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,480,465	2,480,465
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,889,329)	(5,889,329)
Capital Share Transactions:
Proceeds from issuance of common stock	520,076	520	15,163,259	-	15,163,779
Stock dividend distribution	38,016	38	1,017,625	-	1,017,663
Repurchases of common stock	-	-	-	-	-
Repurchase fees		-	-	-	-
Offering costs	-	-	(142,326)	-	(142,326)
Balance at November 30, 2021	11,747,004	$11,747	$321,559,189	$21,030,809	$342,601,745
Increase (Decrease) from Operations:
Net investment income				5,796,910	5,796,910
Net realized gain (loss) from investments				69,664	69,664
Income tax (provision) benefit from realized gain on investments				9,612	9,612
Realized losses on extinguishment of debt				(118,147)	(118,147)
Net change in unrealized appreciation (depreciation) on investments				2,873,561	2,873,561
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments				(226,702)	(226,702)
Decrease from Shareholder Distributions:
Distributions of investment income – net				(6,434,106)	(6,434,106)
Capital Share Transactions:
Proceeds from issuance of common stock	392,826	392	11,513,992		11,514,383
Stock dividend distribution	41,520	42	1,114,886		1,114,929
Repurchases of common stock	(50,000)	(50)	(1,292,843)		(1,292,893)
Repurchase fees			(1,000)		(1,000)
Offering costs			(127,433)		(127,433)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles			(4,704,545)	4,704,545
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Balance at February 28, 2018	6,257,029	$6,257	$188,975,590	$(45,290,480)	$143,691,367
Cumulative effect of the adoption of ASC 606 (Note 2)	-	-	-	(65,300)	(65,300)
Balance at March 1, 2018	6,257,029	6,257	188,975,590	(45,355,780)	143,626,067
Increase (Decrease) from Operations:
Net investment income	-	-	-	3,927,648	3,927,648
Net realized gain (loss) from investments	-	-	-	212,008	212,008
Net change in unrealized appreciation (depreciation) on investments	-	-	-	643,205	643,205
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(940,546)	(940,546)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(3,128,513)	(3,128,513)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	25,355	25	504,853	-	504,878
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	-	-	-
Balance at May 31, 2018	6,282,384	6,282	189,480,443	(44,641,978)	144,844,747

	For the Year Ended February 28, 2019
			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,144,228	5,144,228
Net realized gain (loss) from investments	-	-	-	163	163
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(2,154,521)	(2,154,521)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	152,546	152,546
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(3,204,014)	(3,204,014)
Capital Share Transactions:
Proceeds from issuance of common stock	1,150,000	1,150	28,748,850	-	28,750,000
Stock dividend distribution	21,563	22	511,523	-	511,545
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	(1,386,667)	-	(1,386,667)
Balance at August 31, 2018	7,453,947	7,454	217,354,149	(44,703,576)	172,658,027
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,138,941	5,138,941
Net realized gain (loss) from investments	-	-	-	(67,164)	(67,164)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(1,031,113)	(1,031,113)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(371,581)	(371,581)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(3,876,050)	(3,876,050)
Capital Share Transactions:
Proceeds from issuance of common stock	10,373	10	241,228	-	241,238
Stock dividend distribution	25,863	26	578,057	-	578,083
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	(1,290)	-	(1,290)
Balance at November 30, 2018	7,490,183	7,490	218,172,144	(44,910,543)	173,269,091
Increase (Decrease) from Operations:
Net investment income	-	-	-	4,091,392	4,091,392
Net realized gain (loss) from investments	-	-	-	4,729,298	4,729,298
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(357,880)	(357,880)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(607,254)	(607,254)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(3,980,011)	(3,980,011)
Capital Share Transactions:
Proceeds from issuance of common stock	136,176	136	3,158,783	-	3,158,919
Stock dividend distribution	30,797	31	581,356	-	581,387
Repurchases of common stock	-	-	-	-	-
Offering costs	-	-	(9,755)	-	(9,755)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(18,349,728)	18,349,728	-
Balance at February 28, 2019	7,657,156	$7,657	$203,552,800	$(22,685,270)	$180,875,187

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and six months ended August 31, 2022 and August 31, 2021 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net increase (decrease) in net assets resulting from operations	$948	$7,942	$(539)	$28,990
Weighted average common shares outstanding	11,963,276	11,175,436	12,037,855	11,172,787
Weighted average earnings (loss) per common share	$0.08	$0.71	$(0.04)	$2.59

Note 13. Dividend

On August 29, 2022, the Company declared a dividend of $0.54 per share payable on September 29, 2022, to common stockholders of record on September 14, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,313 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

The following table summarizes dividends declared for the six months ended August 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 29, 2022	September 14, 2022	September 29, 2022	$0.54	$6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$1.07	$6,370

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 27, 2021	June 15, 2021	May 29, 2021	$0.44	$4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$0.87	$9,709

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2022 and August 31, 2021:

Per share data	August 31, 2022	August 31, 2021
Net asset value at beginning of period	$29.33	$27.25
Net investment income(1)	1.30	0.80
Net realized and unrealized gain and losses on investments(1)	(1.25)	1.93
Realized losses on extinguishment of debt	(0.10)	(0.14)
Net increase in net assets resulting from operations	(0.05)	2.59
Distributions declared from net investment income	(1.06)	(0.87)
Total distributions to stockholders	(1.06)	(0.87)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.10	0.01
Dilution(4)	(0.05)	(0.01)
Net asset value at end of period	$28.27	$28.97
Net assets at end of period	$337,213,275	$324,111,845
Shares outstanding at end of period	11,927,238	11,188,912
Per share market value at end of period	$24.28	$28.70
Total return based on market value(5)(6)	(7.67)%	28.72%
Total return based on net asset value(5)(7)	0.69%	10.02%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	8.61%	7.88%
Expenses:
Ratios of Operating Expenses and Income Taxes to average net assets*(9)	6.68%	5.83%
Ratio of incentive management fees to average net assets(5)	(0.38)%	2.30%
Ratio of interest and debt financing expenses to average net assets(9)	8.47%	5.97%
Ratio of total expenses and income taxes to average net assets*(8)	14.77%	14.10%
Portfolio turnover rate(5)(10)	11.83%	23.67%
Asset coverage ratio per unit(11)	1,842	2,361
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
6.25% Notes Payable 2025(13)	N/A	$25.44
7.25% Notes Payable 2025(14)	N/A	$26.45
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable(12)	N/A	N/A
6.25% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.53	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Ratios are not annualized.

(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

(9)	Ratios are annualized.

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025, 4.375% Notes Payable and 6.25% Notes Payable are not registered for public trading.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

(14)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On July 9, 2020, the Company entered into the Notes Purchase Agreement (the “Notes Purchase Agreement”) governing the issuance of its 7.75% Notes due 2025 in the aggregate principal amount of $5.0 million to an institutional investor (the “Purchaser”) in a private placement. Pursuant to the terms of the Notes Purchase Agreement, upon the mutual agreement of the Company and the Purchaser, the Company may issue additional notes with modified pricing terms, in the aggregate, up to a maximum of $50.0 million in one or more private offerings. On January 28, 2021, the Company entered into the First Supplemental Notes Purchase Agreement (the “First Supplemental Agreement”) governing the issuance of its 6.25% Notes due 2027 in the aggregate principal amount of $10.0 million to the Purchaser in a private placement. On September 8, 2022, the Company entered into the Second Supplemental Notes Purchase Agreement (the “Second Supplemental Agreement”) governing the issuance of its 7.00% Notes due 2025 (the “7.00% 2025 Notes”) in the aggregate principal amount of $12.0 million to the Purchaser in a private placement. In addition, pursuant to the Second Supplement Agreement, upon the mutual agreement of the Company and the Purchaser, the Purchaser may purchase from the Company up to an additional $8.0 million in aggregate principal amount of the 7.00% 2025 Notes by September 30, 2022, which did not occur. The 7.00% 2025 Notes were delivered and paid for on September 8, 2022. Upon the issuance of the 7.00% 2025 Notes, the outstanding aggregate principal amount of the Company’s unsecured notes held by the Purchaser under the Notes Purchase Agreement, the First Supplemental Agreement and the Second Supplemental Agreement, collectively, is $27.0 million.

On September 29, 2022, the Company announced that it received notification from the Small Business Administration (the “SBA”) that the Company’s application for a third Small Business Investment Company (“SBIC”) license has been approved. The new SBIC license will provide up to $175 million in additional long-term capital in the form of SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

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

The following statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in laws and regulations, changes in political, economic, geopolitical or industry conditions, and changes in the interest rate environment, including with respect to the decommissioning of LIBOR and interest rate hikes by the U.S. Federal Reserve, or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;

●	the length and duration of the COVID-19 pandemic in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions, business closures and other restrictions on the ability of the Manager’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

●	an economic downturn and the time period required for robust economic recovery therefrom, including from increasing inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine), and the ongoing impact of the COVID-19 pandemic, which may have a material impact on our portfolio companies’ results of operations and financial condition, which could lead to the loss of some or all of our investments in certain portfolio companies and have a material adverse effect on our results of operations and financial condition;

●	a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

●	risks associated with possible disruption in our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

●	the risks, uncertainties and other factors we identify in “Risk Factors” in our most recent Annual Report on Form 10-K under Part I, Item 1A, in our quarterly reports on Form 10-Q, including this report, and in our other filings with the SEC that we make from time to time.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company was permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company was permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares the Company was permitted to repurchase unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to permit the Company to repurchase 1.3 million shares of its common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares the Company was permitted to repurchase unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares the Company is permitted to repurchase unchanged at 1.3 million shares of common stock. As of August 31, 2022, the Company purchased 803,962 shares of common stock, at the average price of $21.47 for approximately $17.3 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2022 the Company purchased 153,350 shares of common stock, at the average price of $24.04 for approximately $3.7 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2022 the Company purchased 295,527 shares of common stock, at the average price of $25.11 for approximately $7.4 million pursuant to the Share Repurchase Plan.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and are being amortized over the term of the 7.25% 2025 Notes. On July 14, 2022, the 7.25% 2025 Notes were redeemed and are no longer listed on the NYSE.

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% Notes 2025 ”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the 7.75% Notes 2025. As of August 31, 2022, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and has a par value of $25.00 per share.

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

On January 28, 2021, the Company issued $10.0 million in aggregate principal amount of our 6.25% fixed rate notes due in 2027 (the “Second 6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the Second 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year.  The Second 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the Second 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Second 6.25% Notes. The Second 6.25% 2027 Notes are unlisted and have a par value of $25.00 per share.

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

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% Notes 2026”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the 4.375% Notes 2026.

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses payable by the Company . The net proceeds from the offering were used redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of August 31, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three and six months ended August 31, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of August 31, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $14.1 million and $2.0million, respectively; and membership interest of $14.1 million and $6.7 million, respectively.

As of August 31, 2022, the Company earned $0.7 million of interest income related to SLF JV, which is included in interest income.

SLF JV’s investment in SLF 2021 is in the form of an unsecured loan. The unsecured note will pay a floating rate of LIBOR plus 7.00% per annum and is due and payable in full on June 9, 2023. As of August 31, 2022, SLF JV’s investment in SLF 2021 had an aggregate fair value of approximately $23.7 million.

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

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the 4.35% Notes 2027.

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

On August 15, 2022, the Company issued $8.0 million in aggregate principal amount of the 6.00% 2027 Notes for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% Notes 2027. Additional offering costs incurred were approximately $0.03 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

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

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2022	February 28, 2022
	($ in millions)
Number of investments(1)	116	94
Number of portfolio companies(2)	52	45
Average investment per portfolio company(2)	$17.7	$17.3
Average investment size(1)	$8.0	$8.4
Weighted average maturity(3)	2.9 yrs	2.9 yrs
Number of industries (5)	44	38
Non-performing or delinquent investments (fair value)	$9.7	$-
Fixed rate debt (% of interest earning portfolio)(3)	$16.7(2.0)%	$16.9(2.5)%
Fixed rate debt (weighted average current coupon)(3)	11.4%	10.0%
Floating rate debt (% of interest earning portfolio)(3)	$811.7(98.0)%	$671.2(97.5)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	6.0%	7.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in the SLF JV.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV are included in Structured Finance Securities industry.

During the three months ended August 31, 2022, we invested $140.5 million  in new or existing portfolio companies and had $75.1 million in aggregate amount of exits and repayments resulting in net investment of $65.5 million for the period. During the three months ended August 31, 2021, we invested $133.9 million in new or existing portfolio companies and had $152.7 million in aggregate amount of exits and repayments resulting in net repayments of $18.8 million for the period.

During the six months ended August 31, 2022, we invested $237.7 million  in new or existing portfolio companies and had $85.1 million in aggregate amount of exits and repayments resulting in net investment of $152.6 million for the period. During the six months ended August 31, 2021, we invested $235.2 million in new or existing portfolio companies and had $149.8 million in aggregate amount of exits and repayments resulting in net investment of $85.4 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2022 and February 28, 2022 at fair value was as follows:

	August 31, 2022		February 28, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	83.0%	10.1%	77.3%	8.3%
Second lien term loans	2.5	7.9	5.4	11.1
Unsecured term loans	1.8	9.8	1.9	9.7
Structured finance securities	3.4	8.9	4.7	10.5
Equity interests	9.3	-	10.7	-
Total	100.0%	9.0%	100.0%	7.7%

At August 31, 2022, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $23.4 million and constituted 2.5% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2022 and February 28, 2022, was composed of $653.4 million and $660.2 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2022, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2022, $591.7 million or 98.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow. At February 28, 2022, $630.3 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and four Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2022 and February 28, 2022 was as follows:

Saratoga Investment Corp.

	August 31, 2022		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$805,740	84.4%	$690,672	84.5%
Yellow	36,704	3.8	10,593	1.3
Red	-	0.0	-	0.0
N/A(1)	112,220	11.8	116,302	14.2
Total	$954,664	100.0%	$817,567	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.0 million as of February 28, 2022 to $1.2 million as of August 31, 2022 was related to the non-accrual of interest income related to the Knowland Group.

The CMR distribution of Saratoga CLO investments at August 31, 2022 and February 28, 2022 was as follows:

Saratoga CLO
	August 31, 2022		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$558,144	92.4%	$595,324	93.2%
Yellow	33,580	5.6	34,983	5.5
Red	12,307	2.0	8,622	1.3
N/A(1)	-	0.0	34	0.0
Total	$604,031	100.0%	$638,963	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2022 and February 28, 2022:

Saratoga Investment Corp.
	August 31, 2022		February 28, 2022
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$92,467	9.7%	$90,126	11.0%
IT Services	83,506	8.7	80,804	9.9
HVAC Services and Sales	64,701	6.8	29,976	3.7
Education Software	61,262	6.4	33,656	4.1
Consumer Services	58,657	6.1	38,234	4.7
Real Estate Services	53,105	5.6	53,506	6.6
Education Services	34,372	3.6	35,309	4.3
Structured Finance Securities(1)	32,327	3.4	38,030	4.7
Marketing Orchestration Software	28,544	3.0	28,777	3.5
Specialty Food Retailer	26,992	2.8	34,013	4.2
Sports Management	26,549	2.8	26,654	3.3
Healthcare Services	26,169	2.7	42,054	5.1
Talent Acquisition Software	25,940	2.7	19,652	2.4
Direct Selling Software	25,936	2.7	-	0.0
Financial Services	24,906	2.6	23,540	2.9
Restaurant	24,808	2.6	15,686	1.9
Hospitality/Hotel	21,833	2.3	19,925	2.4
Mentoring Software	20,937	2.2	18,321	2.2
Legal Software	20,930	2.2	7,425	0.9
Investment Fund	20,799	2.2	25,140	3.1
Marketing Services	17,200	1.8	17,327	2.1
Payroll Services	15,423	1.6	17,000	2.1
Insurance Software	14,907	1.6	10,921	1.3
Corporate Education Software	14,880	1.6	-	0.0
Employee Collaboration Software	12,086	1.3	10,000	1.2
Lead Management Software	11,896	1.2	-	0.0
Research Software	10,493	1.1	-	0.0
Non-profit Services	10,000	1.0	10,039	1.2
Alternative Investment Management Software	9,920	1.0	-	0.0
Waste Services	9,000	0.9	9,000	1.1
Dental Practice Management	8,626	0.9	8,403	1.0
Mental Healthcare Services	8,419	0.9	-	0.0
Industrial Products	8,263	0.9	8,427	1.0
Financial Services Software	8,040	0.8	5,940	0.7
Field Service Management	6,888	0.7	6,981	0.9
Corporate Education Software	3,653	0.4	3,306	0.4
Office Supplies	3,628	0.4	3,726	0.5
Cyber Security	2,418	0.3	1,636	0.2
Staffing Services	2,061	0.2	1,912	0.2
Consumer Products	921	0.1	693	0.1
Facilities Maintenance	617	0.1	482	0.1
Healthcare Products Manufacturing	585	0.1	714	0.1
Healthcare Supply	-	0.0	5,194	0.6
Dental Practice Management Software	-	0.0	35,038	4.3
Total	$954,664	100.0%	$817,567	100.0%

(1)	As of August 31, 2022 and February 28, 2022, comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2022 and February 28, 2022:

Saratoga CLO
	August 31, 2022		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$112,361	18.6%	$123,124	19.4%
Services: Business	58,705	9.7	69,491	10.9
High Tech Industries	58,162	9.6	60,048	9.4
Healthcare & Pharmaceuticals	38,153	6.3	43,136	6.9
Services: Consumer	34,169	5.7	41,393	6.5
Telecommunications	24,895	4.1	27,058	4.2
Consumer goods: Durable	24,604	4.1	21,085	3.2
Retail	22,691	3.8	16,050	2.5
Chemicals, Plastics, & Rubber	21,604	3.6	22,669	3.5
Automotive	21,069	3.5	24,207	3.7
Media: Advertising, Printing & Publishing	20,087	3.3	19,660	3.1
Containers, Packaging & Glass	18,478	3.1	15,253	2.4
Beverage, Food & Tobacco	17,748	2.9	22,086	3.4
Aerospace & Defense	13,459	2.2	14,369	2.2
Consumer goods: Non-durable	13,308	2.2	14,359	2.2
Media: Broadcasting & Subscription	11,628	1.9	11,539	1.8
Construction & Building	11,279	1.9	11,102	1.7
Hotel, Gaming & Leisure	11,156	1.8	16,572	2.6
Capital Equipment	9,876	1.6	10,062	1.6
Utilities: Oil & Gas	8,048	1.3	8,095	1.3
Health Care Equipment & Supplies	7,215	1.2	-	0.0
Media: Diversified & Production	6,949	1.2	9,203	1.4
Transportation: Consumer	6,755	1.1	4,891	0.8
Transportation: Cargo	4,397	0.7	3,752	0.6
Wholesale	3,833	0.6	4,155	0.7
Forest Products & Paper	3,560	0.6	9,367	1.5
Energy: Electricity	3,376	0.6	3,660	0.6
Metals & Mining	3,336	0.6	6,846	1.1
Diversified Financial Services	2,903	0.5	-	0.0
Software	2,613	0.4	-	0.0
Utilities: Electric	2,325	0.4	4,026	0.6
Media	1,861	0.3	-	0.0
Environmental Industries	967	0.2	1,550	0.2
Diversified Telecommunication Services	935	0.2	-	0.0
Real Estate Investment Trusts (REITs)	872	0.1	-	0.0
Leisure Products	483	0.1	-	0.0
Energy: Oil & Gas	171	0.0	155	0.0
Total	$604,031	100.0%	$638,963	$100%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2022 and February 28, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2022		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$280,946	29.4%	$257,199	31.5%
West	168,044	17.6	183,643	22.5
Midwest	180,607	18.9	160,718	19.7
Northwestt	2,418	0.3	62,475	7.6
Northeast	134,643	14.1	85,414	10.4
Southwest	114,628	12.0	1,636	0.2
Other(1)	73,378	7.7	66,482	8.1
Total	$954,664	100.0%	$817,567	100.0%

(1)	Comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV.

Results of operations

Operating results for the three and six months ended August 31, 2022 and August 31, 2021 was as follows:

	For the three months ended		For the six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	($ in thousands)
Total investment income	$21,853	$18,441	$40,532	$35,257
Total operating expenses	14,155	12,048	24,858	26,308
Net investment income	7,698	6,393	15,674	8,949
Net realized gain (loss) from investments	7,944	1,502	8,106	3,412
Income tax (provision) benefit from realized gain on investments	-	(449)	69	(449)
Net change in unrealized appreciation (depreciation) on investments	(13,259)	3,377	(22,591)	20,189
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(230)	(1,329)	(592)	(1,559)
Realized losses on extinguishment of debt	(1,205)	(1,552)	(1,205)	(1,552)
Net increase (decrease) in net assets resulting from operations	$948	$7,942	$(539)	$28,990

Investment income

The composition of our investment income for three and six months ended August 31, 2022 and August 31, 2021 was as follows:

	For the three months ended		For the six months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	($ in thousands)
Interest from investments	$19,233	$15,114	$35,839	$28,801
Interest from cash and cash equivalents	34	1	35	2
Management fee income	817	814	1,633	1,633
Dividend Income	213	659	513	1,057
Structuring and advisory fee income	1,408	1,038	2,260	2,340
Other income	148	815	252	1,425
Total investment income	$21,853	$18,441	$40,532	$35,258

For the three months ended August 31, 2022, total investment income increased $3.4 million, or 18.5%, to $21.9 million from $18.4 million for the three months ended August 31, 2021. Interest income from investments increased $4.1 million, or 27.3%, to $19.2 million for the three months ended August 31, 2022 from $15.1 million for the three months ended August 31, 2021. Interest income from investment increased due to the increase of $288.6 million, or 43.3%, in total investments at August 31, 2022 from $666.1 million at August 31, 2021 to $954.7 million as of August 31, 2022, combined with the increase in the weighted average current yield on investments to 9.0%, up from 8.2% at August 31, 2021.

For the six months ended August 31, 2022, total investment income increased $5.3 million, or 15.0%, to $40.5 million from $35.3 million for the six months ended August 31, 2021. Interest income from investments increased $7.0 million, or 24.4%, to $35.8 million for the six months ended August 31, 2022 from $28.8 million for the six months ended August 31, 2021. Interest income from investment increased due to the increase of $288.6 million, or 30.2%, in total investments at August 31, 2022 from $666.1 million at August 31, 2021 to $954.7 million as of August 31, 2022.

For the three and six months ended August 31, 2022 and August 31, 2021, total PIK income was $0.2 million and $0.8 million, respectively and $0.4 million and $1.1 million respectively.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2022 and August 31, 2021, total management fee income was $0.8 million and $0.8 million, respectively. For the six months ended August 31, 2022 and August 31, 2021, total management fee income was $1.6 million and $1.6 million, respectively.

For the three and six months ended August 31, 2022 and August 31, 2021, total dividend income was $0.2 million and $0.7 million, respectively, and $0.5 million and $1.1 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects dividend income received on various preferred equity investments last year that were not received this year.

For the three and six months ended August 31, 2022 and August 31, 2021, total structuring and advisory fee income was $1.4 million and $1.0 million, respectively, and $2.3 million and $2.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and six months ended August 31, 2022 and August 31, 2021, other income was $0.2 million and $0.8 million, respectively, and $0.3 million and $1.4 million, respectively. Other income includes origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned. The decrease was driven primarily by prepayment penalties earned from certain redemptions in the prior year that did not recur this year.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2022 and August 31, 2021 was as follows:

	For the three months ended		For the three months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	($ in thousands)
Interest and debt financing expenses	$7,922	$5,184	$14,794	$9,525
Base management fees	4,104	3,002	7,906	5,761
Incentive management fees expense (benefit)	590	2,018	(1,314)	7,281
Professional fees	368	461	785	968
Administrator expenses	773	713	1,523	1,406
Insurance	90	86	178	173
Directors fees and expenses	110	101	220	192
General & administrative and other expenses	300	453	967	944
Income tax expense (benefit)	(102)	30	(201)	58
Total operating expenses	$14,155	$12,048	$24,858	$26,308

For the three months ended August 31, 2022, total operating expenses increased $2.1 million, or 17.5%, compared to the three months ended August 31, 2021. For the six months ended August 31, 2022, total operating expenses decreased $1.5 million, or 5.5%, compared to the six months ended August 31, 2021.

For the three months ended August 31, 2022, interest and debt financing expenses increased $2.7 million, or 52.8%, compared to the three months ended August 31, 2021. The increase is primarily attributable to an increase in average outstanding debt from $425.9 million for the three months ended August 31, 2021 to $626.7 million for the three months ended August 31, 2022, primarily reflecting (i) the issuance of the 4.375% 2026 Notes and the 4.35% 2027 Notes during the year ended February 28, 2022, and (ii) the issuance of the 6.00% 2027 Notes during the three months ended August 31, 2022.

For the six months ended August 31, 2022, interest and debt financing expenses increased $5.3 million, or 55.3%, compared to the six months ended August 31, 2021. The increase is primarily attributable to an increase in average outstanding debt from $378.3 million for the six months ended August 31, 2021 to $609.0 million for the six months ended August 31, 2022, primarily reflecting (i) the issuance of the 4.375% 2026 Notes and the 4.35% 2027 Notes during the year ended February 28, 2022, and (ii) the issuance of the 6.00% 2027 Notes during the six months ended August 31, 2022.

For the three and six months ended August 31, 2022 and August 31, 2021, the weighted average interest rate on our outstanding indebtedness was 4.46% and 4.26%, respectively and 4.45% and 4.39%, respectively. The decrease in weighted average interest rate was primarily driven by the issuance of the lower-rate 4.375% 2026 Notes and 4.35% 2026 Notes, the redemption of the 6.25% 2025 Notes, the redemption of the 7.25% 2027 Notes and the issuance of lower cost SBA debentures over the past year.

As of August 31, 2022 and February 28, 2022, the SBA debentures represented 36.8%  and 36.2% of overall debt, respectively.

For the three months ended August 31, 2022, base management fees increased $1.1 million, or 36.7%, from $3.0 million to $4.1 million compared to the three months ended August 31, 2021. The increase in base management fees results from the 36.7% increase in the average value of our total assets, less cash and cash equivalents, from $680.6 million for the three months ended August 31, 2021 to $930.4 million  for the three months ended August 31, 2022. For the six months ended August 31, 2022, base management fees increased $2.1 million, or 37.2%, from $5.8 million to $7.9 million compared to the six months ended August 31, 2021. The increase in base management fees results from the 37.2% increase in the average value of our total assets, less cash and cash equivalents, from $653.0 million for the three months ended August 31, 2021 to $896.2 million  for the three months ended August 31, 2022.

For the three months ended August 31, 2022, incentive management fees decreased $1.4 million, or 70.8%, compared to the three months ended August 31, 2021. The incentive fee on income remained relatively unchanged at $1.7 million for the three months ended August 31, 2021and 2022. The incentive fee on capital gains decreased from a $0.3 million expense for the three months ended August 31, 2021 to a $(1.1) million benefit for the three months ended August 31, 2022, both reflecting the incentive fee income on net unrealized appreciation and depreciation recognized during both these periods.

For the six months ended August 31, 2022, incentive management fees decreased $8.6 million, or 118.0%, compared to the six months ended August 31, 2021. The incentive fee on income decreased from $3.2 million for the three months ended August 31, 2021 to $1.7 million for the three months ended August 31, 2022, reflecting the Company’s net investment income being below the hurdle based on net asset value for incentive fee purposes for part of the six months. The incentive fee on capital gains decreased from a $4.0 million expense for the three months ended August 31, 2021 to a $(3.0) million benefit for the three months ended August 31, 2022, both reflecting the incentive fee income on net unrealized appreciation and depreciation recognized during both these periods.

For the three and six months ended August 31, 2022, professional fees decreased $0.1 million, or 20.1%, and decreased $0.2 million, or 18.8%, respectively, compared to the three and six months ended August 31, 2021.

For the three and six months ended August 31, 2022, administrator expenses increased $0.1 million, or 8.5%, and increased $0.1 million or 8.3% compared to the three and six months ended August 31, 2022.

As discussed above, the increase in interest and debt financing expenses for the three months ended August 31, 2022 compared to the three months ended August 31, 2021 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the three months ended August 31, 2022 and August 31, 2021, the average borrowings outstanding under the Encina Credit Facility and the Madison Credit Facility was $25.0 million and $23.8 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facility was 5.83% and 6.37%, respectively. For the three months ended August 31, 2022 and August 31, 2021, the average borrowings outstanding of SBA debentures was $222.0 million and $181.1 million, respectively. For the three months ended August 31, 2022 and August 31, 2021, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.75% and 2.65%, respectively. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $0.0 million and $60.0 million, respectively. During the three months ended August 31, 2022 and August 31, 2021, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $10.8 million and $43.1 million, respectively. During the three months ended August 31, 2022 and August 31, 2021, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $175.0 million and $115.2 million, respectively. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 4.35% fixed-rate 2027 Notes outstanding was $75.0 million and $0.0 million, respectively. During the three months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 6.00% fixed-rate 2027 Notes outstanding was $99.0 million and $0.0 million, respectively.

As discussed above, the increase in interest and debt financing expenses for the six months ended August 31, 2022 compared to the six months ended August 31, 2021 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the six months ended August 31, 2022 and August 31, 2021, the average borrowings outstanding under the Encina Credit Facility and the Madison Credit Facility was $22.5 million and $9.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facility was 5.40% and 4.02%, respectively. For the six months ended August 31, 2022 and August 31, 2021, the average borrowings outstanding of SBA debentures was $218.4 million and $169.8 million, respectively. For the six months ended August 31, 2022 and August 31, 2021, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.67% and 2.78%, respectively. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 6.25% fixed-rate 2025 Notes outstanding was $0.0 million and $58.7 million, respectively. During the six months ended August 31, 2022 and August 31, 2021, the weighted average dollar amount of our 7.25% fixed-rate 2025 Notes outstanding was $27.0 million and $43.1 million, respectively. During the six months ended August 31, 2022 and August 31, 2021, the weighted average dollar amount of our 7.75% fixed-rate 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 6.25% fixed-rate 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 4.375% fixed-rate 2026 Notes outstanding was $175.0 million and $84.3 million, respectively. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 4.35% fixed-rate 2027 Notes outstanding was $75.0 million and $0.0 million, respectively. During the six months ended August 31, 2022 and August 31, 2021, the average dollar amount of our 6.00% fixed-rate 2027 Notes outstanding was $44.0 million and $60.0 million, respectively

For the three months ended August 31, 2022 and August 31, 2021, there were income tax expense (benefits) of $(0.1) million and $0.03 million, respectively. For the six months ended August 31, 2022 and August 31, 2021, there were income tax expense (benefits) of $(0.2) million and $0.06 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers, as well as current federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2022, the Company had $75.1 million of sales, repayments, exits or restructurings resulting in $7.9 million of net realized gains. For the six months ended August 31, 2022, the Company had $85.2 million of sales, repayments, exits or restructurings resulting in $8.1 million of net realized gains.

Six Months ended August 31, 2022
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
PDDS Buyer, LLC	Equity Interests	$9,943,838	$2,000,000	$7,943,838
Censis Technologies	Equity Interests	-	-	68,731
Texas Teachers of Tomorrow, LLC	Equity Interests	-	-	24,977
V Rental Holdings LLC	Equity Interests	-	-	68,800

The $7.9 million of net realized gains was from the sale of the equity position in the Company’s PPDS Buyer investment.

The Company received escrow payments from the prior sales of its investments in Censis Technologies, Texas Teachers of Tomorrow, LLC and V Rental Holdings, LLC.

For the six months ended August 31, 2021, the Company had $149.8 million of sales, repayments, exits or restructurings resulting in $3.4 million of net realized gains.

Six Months ended August 31, 2021
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
My Alarm Center, LLC	Equity Interests	$-	$4,867,102	$(4,837,102)
Passageways, Inc.	Equity Interests	7,439,802	1,000,000	6,439,802
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	Structured Finance Securities	8,360,133	8,500,000	(139,867)
V Rental Holdings LLC	Equity Interests	2,344,817	365,814	1,978,903

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

Net change in unrealized appreciation (depreciation) on investments

For the six months ended August 31, 2022, our investments had a net change in unrealized depreciation of $22.6 million versus a net change in unrealized appreciation of $20.2 million for the six months ended August 31, 2021. The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2022 were the following (dollars in thousands):

Six Months ended August 31, 2022
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	First Lien Term Loan & Equity Interests	$55,023	$58,657	$3,634	$2,174
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	31,330	40,506	9,176	(1,468)
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	-	-	-	(5,094)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	34,383	26,992	(7,391)	(6,872)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	39,489	32,327	(7,162)	(3,543)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	14,072	6,727	(7,345)	(6,236)
Zollege PBC	First Lien Term Loan & Equity Interests	16,635	15,211	(1,424)	(1,289)

The $2.2 million of unrealized appreciation in our investment in Artemis Wax Corp. was driven by growth and improved financial performance.

The $1.5 million of unrealized depreciation in our investment Netreo Holdings, LLC was driven by increased company leverage.

The $5.1 million of unrealized depreciation in our investment PDDS Buyer, LLC was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $6.9 million of unrealized depreciation in our investment Pepper Palace, Inc. was driven by overall company performance.

The $3.5 million of unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd was driven by the increase in discount rates, impact of LIBOR changes and overall market conditions.

The $6.2 million of unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the decrease in market prices of the underlying CLO warehouse assets.

The $1.3 million of unrealized depreciation in our investment in Zollege PBC was driven by overall company performance.

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

The $4.7 million net change in unrealized appreciation in our investment in My Alarm Center, LLC was primarily driven by the reversal of previously recognized unrealized depreciation reclassified to realized losses.

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

The $2.8 million net change in unrealized appreciation in our investment in Schoox, Inc. was primarily driven by overall company performance.

The $2.7 million net change in unrealized appreciation in our investment in Texas Teachers of Tomorrow, LLC was primarily driven by improved financial performance.

The $1.2 million net change in unrealized appreciation in our investment in Destiny Solutions Inc. was primarily driven by improved financial performance.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2022, we recorded a net increase in net assets resulting from operations of $1.0 million. Based on 11,963,276 weighted average common shares outstanding as of August 31, 2022, our per share net increase in net assets resulting from operations was $0.08 for the three months ended August 31, 2022. For the three months ended August 31, 2021, we recorded a net increase in net assets resulting from operations of $7.9 million. Based on 11,175,436 weighted average common shares outstanding as of August 31, 2021, our per share net increase in net assets resulting from operations was $0.71 for the three months ended August 31, 2021.

For the six months ended August 31, 2022, we recorded a net decrease in net assets resulting from operations of $0.5 million. Based on 12,037,855 weighted average common shares outstanding as of August 31, 2022, our per share net decrease in net assets resulting from operations was $0.04 for the six months ended August 31, 2022. For the six months ended August 31, 2021, we recorded a net increase in net assets resulting from operations of $29.0 million. Based on 11,172,787 weighted average common shares outstanding as of August 31, 2021, our per share net decrease in net assets resulting from operations was $2.59 for the six months ended August 31, 2021.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 184.2% as of August 31, 2022 and 209.2% as of February 28, 2022. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of August 31, 2022, we had $25.0 million outstanding borrowings under the Encina Credit Facility and $233.6 million of SBA- guaranteed debentures outstanding (which are discussed below).

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

As of August 31, 2022, our SBIC LP subsidiary had $75.0 million in regulatory capital and $67.7 million in SBA-guaranteed debentures outstanding and our SBIC II LP subsidiary had $87.5 million in regulatory capital and $166.0 million in SBA-guaranteed debentures outstanding.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% unsecured notes due 2025. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million.  The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes.

On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK”, and have been delisted following the full redemption on July 14, 2022.

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate Notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year, beginning August 31, 2020. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% Notes 2025 have been capitalized and are being amortized over the term of the 7.75% 2025 Notes. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per share.

At August 31, 2022, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At August 31, 2022, the total 6.25% 2027 Notes outstanding was $15.0 million.

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of the 4.375% Notes 2026 for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% Notes 2026 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% Notes 2026 mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% Notes 2026 have been capitalized and are being amortized over the term of the 4.375% Notes 2026.

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

At August 31, 2022, the total 4.375% Notes 2026 outstanding was $175.0 million.

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

At August 31, 2022 the total 4.35% Notes 2027 outstanding was $75.0 million.

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

On August 15, 2022, the Company issued $8.0 million in aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% Notes 2027. Additional offering costs incurred were approximately $0.03 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

At August 31, 2022 the total 6.00% Notes 2027 outstanding was $105.5 million.

At August 31, 2022 and February 28, 2022, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2022		February 28, 2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$3,068	0.3%	$47,258	5.4%
Cash and cash equivalents, reserve accounts	9,579	1.0	5,613	0.6
First lien term loans	793,011	80.5	631,573	72.6
Second lien term loans	23,662	4.5	44,385	5.1
Unsecured term loans	16,841	1.8	38,030	4.4
Structured finance securities	32,327	3.4	15,931	1.8
Equity interests	82,096	8.5	87,648	10.1
Total	$960,584	100.0%	$870,438	100.0%

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of August 31, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three and six months ended August 31, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock. As of August 31, 2022, the Company purchased 803,963 shares of common stock, at the average price of $21.47 for approximately $17.3 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2022, the Company purchased 153,350 shares of common stock, at the average price of $24.04 for approximately $3.7 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2022, the Company purchased 295,527 shares of common stock, at the average price of $25.11 for approximately $7.4 million pursuant to the Share Repurchase Plan.

On August 29, 2022, the Company declared a dividend of $0.54 per share payable on September 29, 2022, to common stockholders of record on September 14, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the Company’s DRIP. Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,313 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

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

Our asset coverage ratio, as defined in the 1940 Act, was 184.2% as of August 31, 2022 and 209.3% as of February 28, 2022.

Subsequent Events

On July 9, 2020, the Company entered into the Notes Purchase Agreement (the “Notes Purchase Agreement”) governing the issuance of its 7.75% Notes due 2025 in the aggregate principal amount of $5.0 million to an institutional investor (the “Purchaser”) in a private placement. Pursuant to the terms of the Notes Purchase Agreement, upon the mutual agreement of the Company and the Purchaser, the Company may issue additional notes with modified pricing terms, in the aggregate, up to a maximum of $50.0 million in one or more private offerings. On January 28, 2021, the Company entered into the First Supplemental Notes Purchase Agreement (the “First Supplemental Agreement”) governing the issuance of its 6.25% Notes due 2027 in the aggregate principal amount of $10.0 million to the Purchaser in a private placement. On September 8, 2022, the Company entered into the Second Supplemental Notes Purchase Agreement (the “Second Supplemental Agreement”) governing the issuance of its 7.00% Notes due 2025 (the “7.00% 2025 Notes”) in the aggregate principal amount of $12.0 million to the Purchaser in a private placement. In addition, pursuant to the Second Supplement Agreement, upon the mutual agreement of the Company and the Purchaser, the Purchaser may purchase from the Company up to an additional $8.0 million in aggregate principal amount of the 7.00% 2025 Notes by September 30, 2022, which did not occur. The 7.00% 2025 Notes were delivered and paid for on September 8, 2022. Upon the issuance of the 7.00% 2025 Notes, the outstanding aggregate principal amount of the Company’s unsecured notes held by the Purchaser under the Notes Purchase Agreement, the First Supplemental Agreement and the Second Supplemental Agreement, collectively, is $27.0 million.

On September 29, 2022, the Company announced that it received notification from the Small Business Administration (the “SBA”) that the Company’s application for a third Small Business Investment Company (“SBIC”) license has been approved. The new SBIC license will provide up to $175 million in additional long-term capital in the form of SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$25,000	$-	$25,000	$-	$-
SBA debentures	233,660	-	15,000	33,660	185,000
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
6.00% 2027 Notes	105,500	-	-	105,500	-
Total Long-Term Debt Obligations	$634,160	$-	$45,000	$389,160	$200,000

Off-balance sheet arrangements

As of August 31, 2022 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $90.7 million and $83.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2022 and February 28, 2022 is shown in the table below (dollars in thousands):

	August 31, 2022	February 28, 2022
At Company’s discretion
ActiveProspect, Inc.	$10,000	$-
Artemis Wax	3,000	3,700
Ascend Software LLC	5,000	5,000
Axero Holdings	-	3,000
Davisware	2,000	2,000
Granite Comfort	5,000	-
JDXpert	5,000	-
Lee’s Famous Recipe Chicken	4,000	10,000
Netreo Holdings, LLC	-	4,000
Pepper Palace	3,000	3,000
Procrement Partners	-	2,800
Saratoga Senior Loan Fund I JV LLC	15,606	17,500
Sceptre Hospitality Resources	250	1,000
Book4Time, Inc.	-	2,000
Total	$52,856	$54,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software LLC	$4,200	$6,500
ARC Health	8,500	-
Axero Holdings	-	2,000
Axero Holdings - Revolver	500	500
Davisware, LLC	1,000	1,000
Exigo - DDTL	4,167	-
Exigo - Revolver	833	-
GDS Holdings US, Inc.	1,036	2,786
Granite Comfort	5,000	-
GoReact	500	2,500
JDXpert	1,000	-
Madison Logic - Revolver	1,084	1,084
New England Dental Partners	4,500	4,500
Pepper Palace - DDTL	2,000	2,000
Pepper Palace - Revolver	2,500	2,500
Zollege	1,000	1,000
Lee’s Famous Recipe Chicken	-	3,000
	37,820	29,370
Total	$90,676	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2022, the Company had cash and cash equivalents of $12.6 million and $25.0 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our gross investment income as indicated below. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018 and, since then, has raised interest rates by an additional 2.00%, and indicated that it would continue to raise interest rates in response to ongoing inflation concerns. Our interest expense is affected by fluctuations in LIBOR only on our Encina Credit Facility. In addition, substantially all of our assets and our Encina Credit Facility have LIBOR transition language to include the use of an acceptable replacement rate, such as SOFR. At August 31, 2022, we had $609.2 million of borrowings outstanding. In addition, there were $25.0 million borrowings outstanding under the Encina Credit Facility as of August 31, 2022.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2022 were to remain constant for a full fiscal year and no actions were taken to alter the current interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $8.1 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $7.6 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2022.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(7,554)	$-	$(7,554)	$(0.63)
-50	(3,966)	-	(3,966)	(0.33)
-25	(2,018)	-	(2,018)	(0.17)
25	2,018	-	2,018	0.17
50	4,037	-	4,037	0.34
100	8,073	(86)	7,987	0.66
200	16,365	(336)	16,029	1.33
300	24,658	(586)	24,072	2.00
400	32,950	(836)	32,114	2.67

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP and Saratoga Investment Corp. SBIC II LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended August 31, 2022 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).
3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).
3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).
3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)
4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).
4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).
4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).
4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).
4.6	Fourth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 7.25% Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on June 24, 2020).
4.7	Form of 7.25% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).
4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).
4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).
4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).
4.11	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).
4.12	Form of 4.375% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).
4.13	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).
10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).
10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).
10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).
10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).
10.9	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).
10.10	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).
10.11	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).
10.12	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).
10.13	Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated July 9, 2020.*
10.14	First Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated January 28, 2021. *
10.15	Second Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated September 8, 2022. *
14

Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: October 4, 2022	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck

Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp

Chief Financial Officer and Chief Compliance Officer