Form 10-Q
period 2022-11-30
SARATOGA INVESTMENT CORP.
filed 2023-01-10
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2022

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
6.00% Notes due 2027	SAT	The New York Stock Exchange
8.00% Notes due 2027	SAJ	The New York Stock Exchange
8.125% Notes due 2027	SAY	The New York Stock Exchange

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

The number of outstanding common shares of the registrant as of January 9, 2023 was 11,890,500.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	November 30, 2022	February 28, 2022
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $776,943,715 and $654,965,044, respectively)	$777,907,062	$668,358,516
Affiliate investments (amortized cost of $90,180,944 and $46,224,927, respectively)	96,051,664	48,234,124
Control investments (amortized cost of $119,358,478 and $95,058,356, respectively)	108,075,326	100,974,715
Total investments at fair value (amortized cost of $986,483,137 and $796,248,327, respectively)	982,034,052	817,567,355
Cash and cash equivalents	5,672,012	47,257,801
Cash and cash equivalents, reserve accounts	41,375,630	5,612,541
Interest receivable (net of reserve of $1,626,140 and $0, respectively)	8,815,596	5,093,561
Due from affiliate (See Note 7)	-	90,968
Management fee receivable	363,815	362,549
Other assets	236,861	254,980
Current tax receivable	467,632	-
Total assets	$1,038,965,598	$876,239,755

LIABILITIES
Revolving credit facility	$25,000,000	$12,500,000
Deferred debt financing costs, revolving credit facility	(846,319)	(1,191,115)
SBA debentures payable	242,660,000	185,000,000
Deferred debt financing costs, SBA debentures payable	(5,560,015)	(4,344,983)
7.00% Notes Payable 2025	12,000,000	-
Discount on 7.00% notes payable 2025	(334,890)	-
Deferred debt financing costs, 7.00% notes payable 2025	(44,030)	-
7.25% Notes Payable 2025	-	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	-	(1,078,201)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(143,052)	(184,375)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	904,529	1,086,013
Deferred debt financing costs, 4.375% notes payable 2026	(2,760,666)	(3,395,435)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(425,218)	(499,263)
Deferred debt financing costs, 4.35% notes payable 2027	(1,463,434)	(1,722,908)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(362,531)	(416,253)
6.00% Notes Payable 2027	105,500,000	-
Discount on 6.00% notes payable 2027	(167,325)	-
Deferred debt financing costs, 6.00% notes payable 2027	(3,099,317)	-
8.00% Notes Payable 2027	46,000,000	-
Deferred debt financing costs, 8.00% notes payable 2027	(1,693,973)	-
Base management and incentive fees payable	9,556,891	12,947,025
Deferred tax liability	2,139,661	1,249,015
Accounts payable and accrued expenses	1,266,008	799,058
Current income tax payable	26,836	2,820,036
Interest and debt fees payable	4,946,725	2,801,621
Directors fees payable	95,932	70,000
Due to manager	6,186	263,814
Excise tax payable	-	630,183
Total liabilities	703,201,998	520,459,232

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,885,479 and 12,131,350 common shares issued and outstanding, respectively	11,885	12,131
Capital in excess of par value	321,802,386	328,062,246
Total distributable earnings	13,949,329	27,706,146
Total net assets	335,763,600	355,780,523
Total liabilities and net assets	$1,038,965,598	$876,239,755
NET ASSET VALUE PER SHARE	$28.25	$29.33

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$19,549,044	$11,152,851	$49,597,660	$33,687,612
Affiliate investments	1,914,800	1,055,947	4,287,449	2,332,967
Control investments	1,671,354	1,702,096	4,731,150	5,616,182
Payment-in-kind interest income:
Non-control/Non-affiliate investments	87,130	115,724	258,557	1,002,819
Affiliate investments	191,860	-	221,027	-
Control investments	102,720	110,737	260,161	298,383
Total interest from investments	23,516,908	14,137,355	59,356,004	42,937,963
Interest from cash and cash equivalents	200,258	968	235,410	2,561
Management fee income	818,254	815,739	2,451,242	2,448,593
Dividend Income	436,941	537,621	949,758	1,595,119
Structuring and advisory fee income	553,497	582,500	2,813,311	2,922,625
Other income	731,166	427,921	983,277	1,852,916
Total investment income	26,257,024	16,502,104	66,789,002	51,759,777

OPERATING EXPENSES
Interest and debt financing expenses	8,449,900	4,842,900	23,243,438	14,367,996
Base management fees	4,258,821	2,923,676	12,164,989	8,684,681
Incentive management fees expense	1,531,060	2,417,628	216,915	9,698,327
Professional fees	558,531	(104,438)	1,344,021	863,376
Administrator expenses	818,750	750,000	2,341,667	2,156,250
Insurance	89,187	85,399	266,723	258,035
Directors fees and expenses	80,000	73,096	300,000	265,596
General and administrative	525,202	357,727	1,492,063	1,301,603
Income tax expense (benefit)	68,136	(40,519)	(132,487)	18,082
Total operating expenses	16,379,587	11,305,469	41,237,329	37,613,946
NET INVESTMENT INCOME	9,877,437	5,196,635	25,551,673	14,145,831

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	(740,434)	2,588,468	7,365,913	6,140,073
Affiliate investments	-	7,328,457	-	7,328,457
Control investments	-	-	-	(139,867)
Net realized gain (loss) from investments	(740,434)	9,916,925	7,365,913	13,328,663
Income tax (provision) benefit from realized gain on investments	479,318	(2,447,173)	548,568	(2,896,056)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	2,082,634	3,887,216	(12,430,125)	11,593,037
Affiliate investments	693,483	(7,412,673)	3,861,523	(1,668,686)
Control investments	(5,952,325)	(2,517,159)	(17,199,511)	4,222,150
Net change in unrealized appreciation (depreciation) on investments	(3,176,208)	(6,042,616)	(25,768,113)	14,146,501
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(425,848)	2,480,465	(1,017,953)	921,610
Net realized and unrealized gain (loss) on investments	(3,863,172)	3,907,601	(18,871,585)	25,500,718
Realized losses on extinguishment of debt	-	(764,123)	(1,204,809)	(2,316,263)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,014,265	$8,340,113	$5,475,279	$37,330,286

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.51	$0.73	$0.46	$3.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,893,173	11,450,861	11,989,811	11,312,991

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2022	November 30, 2021
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$25,551,673	$14,145,831
Net realized gain from investments	7,365,913	13,328,663
Realized losses on extinguishment of debt	(1,204,809)	(2,316,263)
Income tax (provision) benefit from realized gain on investments	548,568	(2,896,056)
Net change in unrealized appreciation (depreciation) on investments	(25,768,113)	14,146,501
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,017,953)	921,610
Net increase (decrease) in net assets resulting from operations	5,475,279	37,330,286

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(19,232,096)	(15,599,129)
Net decrease in net assets from shareholder distributions	(19,232,096)	(15,599,129)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	-	15,320,818
Stock dividend distribution	3,347,802	2,760,278
Repurchases of common stock	(9,600,116)	(1,252,143)
Repurchase fees	(7,792)	(992)
Offering costs	-	(143,143)
Net increase (decrease) in net assets from capital share transactions	(6,260,106)	16,684,818
Total increase (decrease) in net assets	(20,016,923)	38,415,975
Net assets at beginning of period	355,780,523	304,185,770
Net assets at end of period	$335,763,600	$342,601,745

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2022	November 30, 2021
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,475,279	$37,330,286
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	1,374,899	(1,120,081)
Net accretion of discount on investments	(1,245,358)	(1,368,430)
Amortization of deferred debt financing costs	2,567,903	1,544,478
Realized losses on extinguishment of debt	1,204,809	2,316,263
Income tax expense (benefit)	(681,055)	18,082
Net realized (gain) loss from investments	(7,365,913)	(13,328,663)
Net change in unrealized (appreciation) depreciation on investments	25,768,113	(14,146,501)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	1,017,953	(921,610)
Proceeds from sales and repayments of investments	162,090,516	216,236,729
Purchases of investments	(345,088,953)	(293,753,351)
(Increase) decrease in operating assets:
Interest receivable	(3,722,035)	(343,168)
Due from affiliate	90,968	2,719,000
Management and incentive fee receivable	(1,266)	(330,071)
Other assets	18,119	(54,299)
Deferred tax asset	(467,632)	-
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(3,390,134)	5,524,592
Accounts payable and accrued expenses	466,950	210,809
Tax receivable	-	-
Current tax payable	(2,793,200)	2,833,988
Interest and debt fees payable	2,145,104	450,550
Directors fees payable	25,932	(70,500)
Excise tax payable	(630,183)	(691,672)
Due to manager	(257,628)	10,887
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(162,929,180)	(56,932,682)

Financing activities
Borrowings on debt	105,500,000	135,000,000
Paydowns on debt	(35,340,000)	(73,500,000)
Issuance of notes	163,500,000	175,000,000
Repayments of notes	(43,125,000)	(60,000,000)
Payments of deferred debt financing costs	(7,400,318)	(7,768,038)
Discount on debt issuance, 6.000% notes 2027	(176,000)	-
Discount on debt issuance, 7.000% notes 2025	(360,000)	-
Premium on debt issuance, 4.375% notes 2026	-	1,250,000
Proceeds from issuance of common stock	-	15,320,818
Payments of cash dividends	(15,884,294)	(12,838,851)
Repurchases of common stock	(9,600,116)	(1,252,143)
Repurchases fees	(7,792)	(992)
Payments of offering costs	-	(124,714)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	157,106,480	171,086,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(5,822,700)	114,153,398
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	52,870,342	29,915,074
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$47,047,642	$144,068,472

Supplemental information:
Interest paid during the period	$18,374,593	$12,372,967
Cash paid for taxes	2,770,984	727,469
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	1,374,899	1,120,081
Net accretion of discount on investments	1,245,358	1,368,430
Amortization of deferred debt financing costs	2,567,903	1,544,478
Stock dividend distribution	3,347,802	2,760,278

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2022

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 231.7% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.91% Cash, 7/18/2027	7/18/2022	$8,000,000	7,924,459	$7,920,000	2.4%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	$2,000,000	2,000,000	2,000,000	0.6%
		Total Alternative Investment Management Software			9,924,459	9,920,000	3.0%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,723,862	1.1%
		Total Corporate Education Software			475,698	3,723,862	1.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,484,154	0.7%
		Total Cyber Security			1,906,275	2,484,154	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 12.78% Cash, 11/25/2025	11/25/2020	$6,555,000	6,511,617	6,547,134	1.9%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 12.78% Cash, 11/25/2025	11/25/2020	$4,650,000	4,625,008	4,644,420	1.4%
		Total Dental Practice Management			11,136,625	11,191,554	3.3%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD LIBOR+5.75%), 9.89% Cash, 3/16/2027	3/16/2022	$24,875,000	24,682,800	24,484,463	7.3%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD LIBOR+5.75%), 9.89% Cash, 3/16/2027	3/16/2022	$-	-	(65,417)	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 9.89% Cash, 3/16/2027	3/16/2022	$208,333	208,333	191,979	0.1%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,101,027	0.3%
		Total Direct Selling Software			25,932,800	25,712,052	7.7%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 13.28% Cash, 5/31/2023	5/31/2017	$18,500,000	18,492,604	18,524,050	5.5%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	603,868	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 10.28% Cash, 5/11/2026	5/11/2021	$16,000,000	15,894,425	14,827,200	4.4%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 10.28% Cash, 5/11/2026	5/11/2021	$500,000	496,563	390,050	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	159,497	0.0%
		Total Education Services			35,633,496	34,504,665	10.2%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	8,742,860	2.6%
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 12.28% Cash, 1/17/2025	1/17/2020	$8,000,000	7,938,400	7,795,200	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.28% Cash, 1/17/2025	1/18/2022	$1,000,000	1,000,000	961,600	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	146,008	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	213,157	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.41% Cash, 8/5/2027	8/5/2022	$27,000,000	26,737,018	26,730,000	8.0%
		Total Education Software			40,048,896	44,588,825	13.3%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	405,613	0.1%
		Total Facilities Maintenance			488,148	405,613	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 11.78% Cash, 7/31/2024	9/6/2019	$6,000,000	5,967,251	5,934,600	1.8%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.78% Cash, 7/31/2024	9/6/2019	$1,977,790	1,966,562	1,956,232	0.6%
		Total Field Service Management			7,933,813	7,890,832	2.4%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
B. Riley Financial, Inc. (a), (m)	Financial Services	Senior Unsecured Loan 6.75% Cash, 5/31/2024	10/18/2022	$165,301	165,301	164,508	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.78% Cash, 12/30/2026	12/30/2021	$22,713,926	22,592,997	22,277,819	6.6%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.78% Cash, 12/30/2026	12/30/2021	$3,286,074	3,256,113	3,222,981	1.0%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	510,438	0.2%
		Total Financial Services			26,264,411	26,175,746	7.8%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 12.28% Cash, 12/15/2026	12/15/2021	$6,000,000	5,949,123	5,889,600	1.8%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.28% Cash, 12/15/2026	12/15/2021	$2,300,000	2,278,586	2,180,400	0.6%
		Total Financial Services Software			8,227,709	8,070,000	2.4%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,251,380	0.4%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 11.03% Cash, 1/31/2025	1/31/2017	$25,000,000	24,923,185	25,000,000	7.4%
		Total Healthcare Services			25,323,185	26,251,380	7.8%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 12.66% Cash, 1/31/2026	4/15/2019	$55,623,000	55,201,050	55,578,502	16.6%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.25%), 12.66% Cash, 1/31/2026	4/15/2019	$13,930,000	13,856,418	13,918,856	4.1%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,350,225	1.3%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 10.28% Cash, 11/12/2025	11/12/2020	$35,125,000	34,878,261	34,355,763	10.2%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 10.28% Cash, 11/12/2025	11/12/2020	$4,300,000	4,262,142	4,205,830	1.3%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	751,911	0.2%
		Total Healthcare Software			111,565,550	113,161,087	33.7%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+7.50%), 12.28% Cash, 12/22/2025	12/22/2020	$3,136,517	3,115,448	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.28% Cash, 12/22/2025	12/22/2020	$2,000,000	1,982,829	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	256,275	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 12.78% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	9,741,760	2.9%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 11.66% Cash, 9/2/2026	4/27/2020	$23,000,000	22,789,543	22,783,800	6.8%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 11.66% Cash, 9/2/2026	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,923,635	37,918,352	11.3%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+8.02%), 12.43% Cash, 11/16/2025	11/16/2020	$43,000,000	42,666,886	42,570,000	12.7%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+8.02%), 12.43% Cash, 11/16/2025	11/16/2020	$6,500,000	6,439,613	6,435,000	1.9%
		Total HVAC Services and Sales			49,106,499	49,005,000	14.6%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 11.28% Cash, 3/6/2025	3/6/2013	$3,477,686	3,477,686	3,477,687	1.0%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	5,612,524	1.7%
		Total Industrial Products			3,477,686	9,090,211	2.7%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 11.97% Cash, 10/1/2026	10/1/2021	$13,500,000	13,396,690	13,444,650	4.0%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,155,741	0.9%
		Total Insurance Software			15,896,690	16,600,391	4.9%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00%), 9.78% Cash, 5/17/2023	3/20/2020	$43,000,000	42,913,067	43,000,000	12.8%
		Total IT Services			42,913,067	43,000,000	12.8%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD LIBOR+6.00%), 10.78% Cash, 8/8/2027	8/8/2022	$12,000,000	11,899,180	11,895,600	3.5%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 10.78% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,899,180	11,895,600	3.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 11.88% Cash, 1/18/2027	1/18/2022	$21,300,960	21,097,037	20,691,753	6.2%
		Total Legal Software			21,097,037	20,691,753	6.2%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (1M USD LIBOR+5.50%), 9.64% Cash, 11/22/2026	12/10/2021	$28,698,795	28,586,044	28,675,836	8.5%
Madison Logic, Inc. (j)	Marketing Orchestration Software	Revolving Credit Facility (1M USD LIBOR+5.50%), 9.64% Cash, 11/22/2026	12/10/2021	$-	-	-	0.0%
		Total Marketing Orchestration Software			28,586,044	28,675,836	8.5%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.49%), 12.90% Cash, 8/5/2027	8/5/2022	$6,500,000	6,422,385	6,418,750	1.9%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.49%), 12.90% Cash, 8/5/2027	8/5/2022	$7,726,978	7,632,170	7,630,391	2.3%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Shares	8/5/2022	2,587,236	2,794,214	2,794,215	0.8%
		Total Mental Healthcare Services			16,848,769	16,843,356	5.0%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25%), 10.03% Cash, 8/26/2026	8/26/2021	$15,000,000	14,880,506	14,874,000	4.4%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+6.00%), 10.78% Cash, 8/26/2026	8/26/2021	$3,000,000	2,971,230	2,974,800	0.9%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,564,437	1.1%
		Total Mentoring Software			20,851,736	21,413,237	6.4%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.41% Cash/1.00% PIK, 5/29/2023	5/29/2018	$13,089,665	13,036,832	13,035,998	3.9%
		Total Non-profit Services			13,036,832	13,035,998	3.9%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 13.28% Cash, 2/31/2023	12/28/2012	$3,300,000	3,300,000	3,249,510	1.0%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	354,649	0.1%
		Total Office Supplies			3,700,000	3,604,159	1.1%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 12.78% Cash, 9/21/2024	9/21/2016	$15,500,000	15,493,229	15,489,150	4.6%
		Total Payroll Services			15,493,229	15,489,150	4.6%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.78% Cash, 7/9/2025	7/9/2020	$14,000,000	13,915,108	13,843,200	4.1%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.78% Cash, 7/9/2025	2/12/2021	$38,500,000	38,229,236	38,068,800	11.4%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,160	1,205,308	1,307,141	0.4%
		Total Real Estate Services			53,349,652	53,219,141	15.9%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD BSBY+7.25%), 11.84% Cash, 6/27/2027	6/27/2022	$9,600,000	9,499,135	9,493,440	2.8%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,000,000	1,000,000	1,000,000	0.3%
		Total Research Software			10,499,135	10,493,440	3.1%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 11.14% Cash, 11/19/2026	11/19/2021	$12,000,000	11,901,087	11,817,600	3.6%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 11.14% Cash, 11/19/2026	11/19/2021	$9,000,000	8,922,513	8,863,200	2.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,108,405	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/1/2023	3/1/2018	$2,979,312	2,979,312	2,815,105	0.8%
		Total Restaurant			24,802,912	24,604,310	7.3%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 11.03% Cash, 6/30/2026	6/30/2021	$33,575,000	33,313,811	24,325,088	7.2%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 11.03% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 11.03% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	-	0.0%
		Total Specialty Food Retailer			34,313,811	24,325,088	7.2%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 11.28% Cash, 2/21/2025	2/21/2020	$26,000,000	25,882,301	25,810,200	7.7%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 11.28% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	992,700	0.3%
		Total Sports Management			26,882,301	26,802,900	8.0%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,080,370	0.6%
		Total Staffing Services			100,000	2,080,370	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 13.28% Cash, 5/2/2027	5/2/2022	$6,000,000	5,943,524	6,039,000	1.9%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 13.28% Cash, 5/2/2027	5/2/2022	$-	-	-	0.0%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (6M USD TERM SOFR+8.00%), 12.70% Cash, 8/5/2028	8/5/2022	$20,000,000	19,852,834	20,000,000	6.0%
		Total Talent Acquisition Software			25,796,358	26,039,000	7.9%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 11/13/2022	2/13/2017	$9,000,000	9,000,000	9,000,000	2.7%
		Total Waste Services			9,000,000	9,000,000	2.7%
Sub Total Non-control/Non-affiliate investments					776,943,715	777,907,062	231.7%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 28.6% (b)
Artemis Wax Corp. (d), (f)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 13.14% Cash, 5/20/2026	5/20/2021	$30,000,000	29,760,680	29,967,000	8.9%
Artemis Wax Corp. (f)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+6.50%), 10.64% Cash, 5/20/2026	5/19/2022	$18,000,000	17,832,599	17,980,200	5.5%
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+7.50%), 11.64% Cash, 5/20/2026	5/19/2022	$9,500,000	9,407,532	9,489,550	2.8%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,977,250	1.5%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	6,163	6,162,526	6,162,526	1.8%
		Total Consumer Services			64,663,337	68,576,526	20.5%
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD LIBOR+9.00%), 13.78% Cash, 8/18/2027	8/18/2022	$7,000,000	6,932,059	6,930,000	2.1%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,089,583	5,039,831	5,038,688	1.5%
ETU Holdings, Inc. (f), (h)	Corporate Education Software	Series A-1 Preferred Stock	8/18/2022	3,000,000	3,000,000	3,000,000	0.9%
		Total Corporate Education Software			14,971,890	14,968,688	4.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD LIBOR+10.00%), 14.78% Cash, 6/30/2026	6/30/2021	$5,500,000	5,455,829	5,529,150	1.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD LIBOR+10.00%), 14.78% Cash, 6/30/2026	6/30/2021	$1,100,000	1,089,888	1,105,830	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD LIBOR+10.00%), 14.78% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,425,000	0.7%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	3,446,470	1.0%
		Total Employee Collaboration Software			10,545,717	12,506,450	3.6%
Sub Total Affiliate investments					90,180,944	96,051,664	28.6%
Control investments - 32.2% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR+6.50%), 11.28% Cash/2.00% PIK, 12/31/2025	7/3/2018	$5,511,426	5,491,258	5,414,976	1.6%
Netreo Holdings, LLC (d), (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 11.28% Cash/2.00% PIK, 12/31/2025	5/26/2020	$19,661,882	19,583,424	19,317,799	5.8%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	17,661,450	5.3%
		Total IT Services			33,419,182	42,394,225	12.7%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2023	1/22/2008	$111,000,000	29,969,356	19,427,844	5.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 14.78% Cash, 4/20/2023	8/9/2021	$9,375,000	9,375,000	8,501,620	2.5%
Saratoga Investment Corp Senior Loan Fund 2022-1 Ltd Class E Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 12.96% Cash, 10/20/2033	10/28/2022	$12,250,000	11,392,500	10,969,982	3.3%
		Total Structured Finance Securities			50,736,856	38,899,446	11.6%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$17,618,954	17,618,954	17,618,954	5.2%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (h)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	9,162,701	2.7%
		Total Investment Fund			35,202,440	26,781,655	7.9%
Sub Total Control investments					119,358,478	108,075,326	32.2%
Total Investments - 292.5%					$986,483,137	$982,034,052	292.5%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 14.0% (b)
U.S. Bank Money Market (l)	47,047,642	$47,047,642	$47,047,642	14.0%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	47,047,642	$47,047,642	$47,047,642	14.0%

(1) Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a) Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of November 30, 2022, non-qualifying assets represent 8.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b) Percentages are based on net assets of $335,763,600 as of November 30, 2022.

(c) Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, except for B. Riley Financial, Inc., the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements). B. Riley Financial, Inc.’s fair value is based on quoted prices in active markets, identical assets or liabilities that the Company has the ability to access. These investments have been included as Level 1 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d) These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e) This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f) As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the nine months ended November 30, 2022 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$27,440,000	$-	$3,418,378	$-	$-	$2,452,903
Axero Holdings, LLC	1,089,000	-	609,408	-	-	1,411,823
ETU Holdins, Inc.	14,880,000	-	480,690	-	-	(3,202)
Total	$43,409,000	$-	$4,508,476	$-	$-	$3,861,524

(g) As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. In addition, we “control” Saratoga Investment Corp Senior Loan Fund 2022-1 Ltd. (“SLF 2022”) because SLF 2022 is a wholly owned subsidiary of Saratoga Senior Loan Fund I JV, LLC, of which we own more than 25% of the outstanding voting shares. Transactions during the nine months ended November 30, 2022 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$5,960,000	$-	$1,695,950	$-	$-	$(1,668,472)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	1,228,486	2,451,242	-	(6,923,291)
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd.	11,392,500	-	148,285	-	-	(422,518)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	855,965	-	-	(873,380)
Saratoga Senior Loan Fund I JV, LLC	4,493,954	-	1,062,625	-	-	-
Saratoga Senior Loan Fund I JV, LLC	4,458,486	-	-	-	-	(7,311,849)
Total	$26,304,940	$-	$4,991,311	$2,451,242	$-	$(17,199,510)

(h) Non-income producing at November 30, 2022.

(i) Includes securities issued by an affiliate of the company.

(j) All or a portion of this investment has an unfunded commitment as of November 30, 2022. (See Note 9 to the consolidated financial statements).

(k) As of November 30, 2022, the investment was on non-accrual status. The fair value of these investments was approximately $9.7 million, which represented 2.9% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l) Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of November 30, 2022.

(m) The fair value of these investments are based on quoted prices in active markets, identical assets or liabilities that the Company has the ability to access. These investments have been included as Level 1 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

BSBY - Bloomberg Short-Term Bank Yield

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD BSBY - The 1 month USD BSBY rate as of November 30, 2022 was 3.97%.

3M USD BSBY - The 3 month USD BSBY rate as of November 30, 2022 was 4.59%.

1M USD LIBOR - The 1 month USD LIBOR rate as of November 30, 2022 was 4.14%.

3M USD LIBOR - The 3 month USD LIBOR rate as of November 30, 2022 was 4.78%.

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of November 30, 2022 was 4.13%

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of November 30, 2022 was 4.41%

6M USD TERM SOFR - The 6 month USD TERM SOFR rate as of November 30, 2022 was 4.70%

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 187.4% (b)
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$692,535	0.2%
		Total Consumer Products			1,589,630	692,535	0.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,305,839	0.9%
		Total Corporate Education Software			475,698	3,305,839	0.9%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	6,742,392	1,635,704	1,635,704	0.5%
		Total Cyber Security			1,635,704	1,635,704	0.5%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,502,672	6,404,891	1.8%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$2,150,000	2,132,639	1,997,715	0.6%
		Total Dental Practice Management			8,635,311	8,402,606	2.4%
PDDS Buyer, LLC (d)	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.00% Cash, 7/15/2024	7/15/2019	$28,000,000	27,943,852	27,938,400	7.9%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	7,099,940	2.0%
		Total Dental Practice Management Software			29,943,852	35,038,340	9.9%
C2 Educational Systems	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$18,500,000	18,484,747	18,220,650	5.1%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	599,296	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$16,000,000	15,877,908	15,794,300	4.4%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$500,000	495,811	493,950	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	201,218	0.1%
		Total Education Services			35,608,370	35,309,414	9.9%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,065	3,969,291	7,632,061	2.1%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$16,941,250	16,941,250	16,941,250	4.8%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	801,923	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	200,820	0.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$8,000,000	7,920,033	8,080,000	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/18/2022	$-	-	-	0.0%
		Total Education Software			29,234,761	33,656,054	9.5%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	482,036	0.1%
		Total Facilities Maintenance			488,148	482,036	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$6,000,000	5,954,705	6,003,000	1.7%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	975,504	978,279	0.3%
		Total Field Service Management			6,930,209	6,981,279	2.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/30/2021	$22,713,926	22,579,864	22,570,829	6.3%
GDS Software Holdings, LLC (j)	Financial Services	Delayed Draw Term loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/18/2021	$500,000	495,031	496,850	0.1%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	472,009	0.1%
		Total Financial Services			23,324,895	23,539,688	6.5%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$6,000,000	5,942,482	5,940,000	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$-	-	-	0.0%
		Total Financial Services Software			5,942,482	5,940,000	1.7%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	714,271	0.2%
		Total Healthcare Products Manufacturing			380,353	714,271	0.2%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,032,934	0.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,974,217	10,013,000	2.8%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,977,846	6,007,800	1.7%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.25%), 8.25% Cash, 1/31/2025	1/31/2017	$25,000,000	24,903,581	25,000,000	7.0%
		Total Healthcare Services			41,255,644	42,053,734	11.8%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	3,788,769	1.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$36,000,000	35,715,061	35,640,000	10.0%
HemaTerra Holding Company, LLC (d)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$14,000,000	13,912,744	13,860,000	3.9%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$35,125,000	34,827,633	34,998,550	9.8%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$1,200,000	1,188,047	1,195,680	0.3%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	643,044	0.2%
		Total Healthcare Software			89,011,164	90,126,043	25.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	52,853	0.0%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/31/2022	3/26/2014	$5,141,413	5,141,413	5,141,413	1.4%
		Total Healthcare Supply			5,649,490	5,194,266	1.4%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,111,278	3,112,052	0.9%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	$200,000	156,826	198,638	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	10,592,873	3.0%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	4/27/2020	$6,000,000	5,952,460	6,021,000	1.7%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			25,099,553	19,924,563	5.7%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$28,000,000	27,764,146	27,977,600	7.9%
Granite Comfort, LP(j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$2,000,000	1,980,805	1,998,400	0.6%
		Total HVAC Services and Sales			29,744,951	29,976,000	8.5%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD BSBY+8.00%), 9.00% Cash, 10/1/2026	10/1/2021	$9,000,000	8,925,938	8,920,800	2.5%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,000,000	2,000,000	2,000,000	0.6%
		Total Insurance Software			10,925,938	10,920,800	3.1%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 8.00% Cash, 3/6/2025	3/6/2013	$5,008,186	5,008,186	5,008,186	1.4%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	3,418,993	1.0%
		Total Industrial Products			5,008,186	8,427,179	2.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$43,000,000	42,806,801	43,000,000	12.1%
		Total IT Services			42,806,801	43,000,000	12.1%
Centerbase, LLC	Legal Software	First Lien Term Loan (Daialy USD SOFR+7.50%), 8.50% Cash, 1/18/2027	1/18/2022	$7,500,000	7,409,860	7,425,000	2.1%
		Total Legal Software			7,409,860	7,425,000	2.1%
Madison Logic, Inc.	Marketing Orchestration Software	First Lien Term Loan (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$28,915,663	28,782,977	28,776,867	8.1%
Madison Logic, Inc. (j)	Marketing Orchestration Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$-	-	-	0.0%
		Total Marketing Orchestration Software			28,782,977	28,776,867	8.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,139,533	12,290,280	3.5%
inMotionNow, Inc. (d)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50) 10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,972,992	5,037,000	1.4%
		Total Marketing Services			17,112,525	17,327,280	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 6.25% Cash, 8/26/2026	8/26/2021	$15,000,000	14,861,338	14,938,500	4.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,382,625	1.0%
		Total Mentoring Software			17,861,338	18,321,125	5.2%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash/1.00% PIK, 5/29/2023	5/29/2018	$10,010,685	9,955,082	10,038,714	2.8%
		Total Non-profit Services			9,955,082	10,038,714	2.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,278,880	0.9%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	446,927	0.1%
		Total Office Supplies			3,700,000	3,725,807	1.0%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$17,000,000	16,990,006	17,000,000	4.7%
		Total Payroll Services			16,990,006	17,000,000	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	7/9/2020	$14,000,000	13,897,546	13,904,800	3.9%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	2/12/2021	$38,500,000	38,173,998	38,238,200	10.6%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,205	1,205,308	1,363,014	0.4%
		Total Real Estate Services			53,276,852	53,506,014	14.9%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$12,000,000	11,886,588	11,880,000	3.3%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$-	-	-	0.0%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	999,984	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,979,312	2,979,312	2,805,541	0.8%
		Total Restaurant			15,865,900	15,685,525	4.4%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$33,830,000	33,531,592	33,261,656	9.2%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(33,600)	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(42,000)	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	827,050	0.1%
		Total Specialty Food Retailer			34,531,592	34,013,106	9.3%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,846,091	25,667,199	7.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	999,997	987,200	0.3%
		Total Sports Management			26,846,088	26,654,399	7.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	1,912,328	0.5%
		Total Staffing Services			100,000	1,912,328	0.5%
Jobvite, Inc. (d)	Talent Acquisition Software	Second Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/6/2027	7/6/2021	$20,000,000	19,841,684	19,652,000	5.5%
		Total Talent Acquisition Software			19,841,684	19,652,000	5.5%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 11/13/2022	2/13/2017	$9,000,000	9,000,000.0	9,000,000.0	2.5%
		Total Waste Services			9,000,000	9,000,000	2.5%
Sub Total Non-control/Non-affiliate investments					654,965,044	668,358,516	187.4%
Affiliate investments - 13.5% (b)

Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.00% Cash, 5/20/2026	5/20/2021	$30,000,000	29,727,282	30,000,000	8.4%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	2,687,573	0.8%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,547	5,546,609	5,546,605	1.6%
		Total Consumer Services			36,773,891	38,234,178	10.8%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$5,500,000	5,451,036	5,482,950	1.5%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Axero Holdigns, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,198,000	0.5%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	2,318,996	0.7%
		Total Employee Collaboration Software			9,451,036	9,999,946	2.7%
Sub Total Affiliate investments					46,224,927	48,234,124	13.5%
Control investments - 28.3% (b)

Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +8.00%), 9.00% Cash 12/31/2025	7/3/2018	$5,432,440	5,409,201	5,421,575	1.4%
Netreo Holdings, LLC (d), (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +8.00%), 9.00% Cash, 12/31/2025	5/26/2020	$13,433,515	13,406,530	13,406,648	3.8%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	18,975,523	5.3%
		Total IT Services			27,160,231	37,803,746	10.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 9.27%, 4/20/2033	1/22/2008	$111,000,000	32,273,125	28,654,905	8.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.17%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	9,375,000	2.6%
		Total Structured Finance Securities			41,648,125	38,029,905	10.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$13,125,000	13,125,000	13,125,000	3.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Membership Interest	2/17/2022	13,125,000	13,125,000	12,016,064	3.4%
		Total Investment Fund			26,250,000	25,141,064	7.1%
Sub Total Control investments					95,058,356	100,974,715	28.3%
TOTAL INVESTMENTS - 229.2% (b)					$796,248,327	$817,567,355	229.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 14.9% (b)
U.S. Bank Money Market (k)	52,870,342	$52,870,342	$52,870,342	14.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	52,870,342	$52,870,342	$52,870,342	14.9%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2022, non-qualifying assets represent 6.7% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $355,780,523 as of February 28, 2022.
(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 9.27% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. GreyHeller, LLC is no longer an affiliate as of February 28, 2022. Transactions during the year ended February 28, 2022 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$36,200,000	$-	$1,919,100	$-	$-	$1,460,287
Axero Holdings, LLC	9,445,000	-	416,092	-	-	548,910
GreyHeller, LLC	8,910,000	(26,428,457)	973,278	-	7,328,457	(3,102,569)
Top Gun	-	-	-	-	-	1,066,536
Total	$54,555,000	$(26,428,457)	$3,308,470	$-	$7,328,457	$(26,836)

(g)

As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s or holding company’s outstanding voting securities. Transactions during the year ended February 28, 2022 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

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

See accompanying notes to consolidated financial statements

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

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

The Company has established wholly owned subsidiaries, SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities, or tax blockers (“Taxable Blockers”), to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies. Tax Blockers are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. On September 29, 2022, our wholly owned subsidiary, Saratoga Investment Corp. SBIC III LP (“SBIC III LP”), also received an SBIC license from the SBA. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is under joint control and is not consolidated. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1 Ltd. (“SLF 2022”), which is a wholly owned subsidiary of SLF JV. SLF 2022 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. On October 28, 2022, SLF 2022 issued $402.1 million of debt (the “2022 JV CLO Notes”) through a collateralized loan obligation trust (the “JV CLO trust”). The 2022 JV CLO Notes were issued pursuant to an indenture, dated October 28, 2022 (the “JV Indenture”), with U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (the “Trustee”) servicing as the trustee.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SIF II, SBIC LP, SBIC II LP, SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc. and SIA-VR, Inc.. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services — Investment Companies” (“ASC 946”). There have been no changes to the Company, SBIC LP, SBIC II LP, or SBIC III LP’s status as investment companies during the nine months ended November 30, 2022.

Principles of Consolidation

Under the investment company rules and regulations pursuant to ASC Topic 946, the Company is precluded from consolidating any entity other than another investment company.

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate its investment in SLF JV.

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

As of November 30, 2022, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, representing payments received on secured investments or other reserved amounts associated with the Encina Credit Facility within SIF II, our wholly owned subsidiary. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the Encina Credit Facility.

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within SBIC LP, SBIC II LP, and SBIC III LP, our wholly owned subsidiaries.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2022	November 30, 2021
Cash and cash equivalents	$5,672,012	$120,881,990
Cash and cash equivalents, reserve accounts	41,375,630	23,186,481
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$47,047,642	$144,068,471

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

●

An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), the Class F-2-R-3 Notes tranche of the Saratoga CLO, and the Class E Notes tranche of the SLF 2022 every quarter.

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

The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value (“NAV”), or equivalent, of SLF JV as a practical expedient for fair value, provided by ASC 820.

Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The Company’s NAV could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards of directors, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2022, our investment in one portfolio company was on non-accrual status with a fair value of approximately $9.7 million, or 1.0% of the fair value of our portfolio. At February 28, 2022, there were no investments on non-accrual status.

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

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility and notes are deferred and amortized using the straight-line method over the life of the respective facility and debt securities. Financing costs incurred in connection with the SBA debentures of SBIC LP, SBIC II LP, and SBIC III LP are deferred and amortized using the straight-line method over the life of the debentures. Any discount or premium on the issuance of any debt is amortized using the effective interest method over the life of the respective debt security.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2022, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2019, 2020, 2021 and 2022 federal tax years for the Company remain subject to examination by the IRS. As of November 30, 2022 and February 28, 2022, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$804,242	$-	$804,242
Second lien term loans	-	-	23,780	-	23,780
Unsecured term loans	164	-	20,435	-	20,599
Structured finance securities	-	-	38,900	-	38,900
Equity interests	-	-	85,350	9,163	94,513
Total	$164	$-	$972,707	$9,163	$982,034

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments, by major class, as of February 28, 2022 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$631,572	$-	$631,572
Second lien term loans	-	-	44,386	-	44,386
Unsecured loans	-	-	15,931	-	15,931
Structured finance securities	-	-	38,030	-	38,030
Equity interests	-	-	75,632	12,016	87,648
Total	$-	$-	$805,551	$12,016	$817,567

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2022 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2022	$631,572	$44,386	$15,931	$38,030	$75,632	$805,551
Payment-in-kind and other adjustments to cost	244	90	-	(2,159)	451	(1,374)
Net accretion of discount on investments	1,262	(17)	-	-	-	1,245
Net change in unrealized appreciation (depreciation) on investments	(12,049)	(663)	10	(8,219)	2,467	(18,454)
Purchases	309,022	4,950	4,494	11,393	10,606	340,465
Sales and repayments	(125,972)	(24,966)	-	(145)	(11,009)	(162,092)
Net realized gain (loss) from investments	163	-	-	-	7,203	7,366
Balance as of November 30, 2022	$804,242	$23,780	$20,435	$38,900	$85,350	$972,707
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(12,318)	$(705)	$10	$(8,219)	$15,042	$(6,190)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2022.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2021.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$804,242	Market Comparables	Market Yield (%)	9.7% - 22.4%	12.4%
			Revenue Multiples (x)	4.1x - 4.6x	4.4x
			EBITDA Multiples (x)	14.5x – 16.0x	15.6x
Second lien term loans	23,780	Market Comparables	Market Yield (%)	15.3% - 54.0%	40.8%
			EBITDA Multiples (x)	5.7x - 5.7x	5.7x
Unsecured term loans	20,435	Market Comparables	Market Yield (%)	10.0% - 25.6%	12.2%
		Collateral Value Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities	38,900	Discounted Cash Flow	Discount Rate (%)	13.0% - 22.0%	17.8%
			Recovery Rate (%)	35% - 70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	85,350	Enterprise Value Waterfall	EBITDA Multiples (x)	5.0x - 26.6x	9.8x
			Revenue Multiples (x)	1.3x - 11.7x	6.4x

Total	$972,707

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$631,572	Market Comparables	Market Yield (%)	6.0% - 11.3%	8.4%
			Revenue Multiples (x)	3.5x	3.5x
Second lien term loans	44,386	Market Comparables	Market Yield (%)	8.9% - 32.9%	15.6%
			EBITDA Multiples (x)	7.5x	7.5x
Unsecured term loans	15,931	Market Comparables	Market Yield (%)	22.3%	22.3%
		Collateral Value Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities	38,030	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	14.2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	75,632	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 28.6x	9.3x
			Revenue Multiples (x)	1.0x - 11.7x	6.6x
			Third-party bid	100.0%	100.0%
Total	$805,551

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of November 30, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$815,756	82.8%	$804,242	81.9%
Second lien term loans	29,919	3.0	23,780	2.4
Unsecured term loans	20,763	2.1	20,599	2.1
Structured finance securities	50,737	5.1	38,900	4.0
Equity interests	69,308	7.0	94,513	9.6
Total	$986,483	100.0%	$982,034	100.0%

The composition of our investments as of February 28, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$631,037	79.3%	$631,572	77.3%
Second lien term loans	49,862	6.3	44,386	5.4
Unsecured term loans	16,104	2.0	15,931	1.9
Structured finance securities	41,648	5.2	38,030	4.7
Equity interests	57,597	7.2	87,648	10.7
Total	$796,248	100.0%	$817,567	100.0%

For loans and debt securities for which market quotations are not readily available, we determine their fair value based on third party indicative broker quotes, where available, or the inputs that a hypothetical market participant would use to value the security in a current hypothetical sale using a market comparables valuation technique. In applying the market comparables valuation technique, we determine the fair value based on such factors as market participant inputs including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If, in our judgment, the market comparables technique is not sufficient or appropriate, we may use additional techniques such as an asset liquidation or expected recovery model.

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

Our investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO and SLF 2022 at November 30, 2022. The inputs at November 30, 2022 for the valuation model include:

●	Default rate: 2%

●	Recovery rate: 35% – 70%

●	Discount rate: 15.5% – 22%

●	Prepayment rate: 20%

●	Reinvestment rate / price: $97.00 for eighteen months; then L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of November 30, 2022, excluding Saratoga CLO and SLF 2022 (see Note 4 and Note 5 for more information on Saratoga CLO and SLF 2022, respectively).

Hema Terra Holding Company, LLC

HemaTerra Holding Company, LLC provides SaaS-based software solutions addressing complex supply chain issues across a variety of medical environments, including blood, plasma, tissue, implants and DNA sample management, to customers in blood centers, hospitals, pharmaceuticals, and law enforcement settings.

Buildout, Inc.

Buildout, Inc. provides SaaS-based real estate marketing and customer relationship management software to commercial real estate brokerages. Buildout provides a suite of software solutions brokers use to manage relationships, efficiently create and distribute marketing materials over a wide variety of channels, including direct mail, multiple listing websites, brokerage website, property specific websites and manage back office functions like commission calculations and broker productivity.

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

For the three months ended November 30, 2022 and November 30, 2021, we accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.2 million and $1.1 million, respectively, from the subordinated notes of Saratoga CLO.

For the nine months ended November 30, 2022 and November 30, 2021, we accrued management fee income of $2.5 million and $2.4 million, respectively, and interest income of $1.2 million and $3.5 million, respectively, from the subordinated notes of Saratoga CLO.

As of November 30, 2022, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $19.4 million and $8.5 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2022, Saratoga CLO had investments with a principal balance of $653.3 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of November 30, 2022, the present value of the projected future cash flows of the subordinated notes was approximately $19.4 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has since received distributions of $76.7 million, management fees of $31.0 million and incentive fees of $1.2 million.

As of February 28, 2022, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $28.7 million. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of February 28, 2022, the fair value of its investment in the Class F-R-3 Notes was $9.4 million. As of February 28, 2022, Saratoga CLO had investments with a principal balance of $660.2 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of February 28, 2022, the present value of the projected future cash flows of the subordinated notes was approximately $28.7 million, using a 15.0% discount rate.

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2022 (unaudited) and February 28, 2022 and for the three and nine months ended November 30, 2022 (unaudited) and November 30, 2021 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2022	February 28, 2022
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $643,842,672 and $653,022,265, respectively)	$592,897,897	$638,929,660
Equities at fair value (amortized cost of $0 and $0, respectively)	-	33,690
Total investments at fair value (amortized cost of $643,842,672 and $653,022,265, respectively)	592,897,897	638,963,350
Cash and cash equivalents	16,640,269	6,171,793
Receivable from open trades	6,414,343	9,152,660
Interest receivable (net of reserve of $358,730 and $0, respectively)	3,017,057	2,062,856
Due from affiliate (See Note 7)	58,215	-
Prepaid expenses and other assets	41,162	100,067
Total assets	$619,068,943	$656,450,726

LIABILITIES
Interest payable	$4,502,328	$1,659,776
Payable from open trades	13,817,809	18,794,627
Accrued base management fee	72,763	72,510
Accrued subordinated management fee	291,052	290,040
Accounts payable and accrued expenses	156,006	58,716
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(250,168)	(268,301)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,598,967)	(2,787,348)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,944,539)	(2,086,928)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(41,105,442)	(44,084,883)
Total liabilities	$694,940,842	$693,648,209

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	$250	$250
Total distributable earnings (loss)	(75,872,149)	(37,197,733)
Total net assets	(75,871,899)	(37,197,483)
Total liabilities and net assets	$619,068,943	$656,450,726

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
INVESTMENT INCOME
Total interest from investments	$11,753,670	$7,866,198	$29,075,284	$15,613,938
Interest from cash and cash equivalents	13,215	119	19,320	691
Other income	26,224	200,320	141,828	517,377
Total investment income	11,793,109	8,066,637	29,236,432	16,132,006

EXPENSES
Interest and debt financing expenses	10,177,731	5,569,557	26,287,544	10,405,734
Base management fee	163,651	162,925	490,249	326,571
Subordinated management fee	654,604	651,697	1,960,994	1,306,283
Professional fees	53,254	109,691	263,647	145,357
Trustee expenses	64,579	121,329	197,407	121,329
Other expense	93,097	54,156	244,402	113,939
Total expenses	11,206,916	6,669,355	29,444,243	12,419,213
NET INVESTMENT INCOME (LOSS)	586,193	1,397,282	(207,811)	3,712,793

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized gain (loss) from investments	(532,640)	175,669	(1,599,841)	(389,425)
Net change in unrealized appreciation (depreciation) on investments	(10,640,315)	(662,095)	(36,866,766)	(1,143,192)
Net realized and unrealized gain (loss) on investments	(11,172,955)	(486,426)	(38,466,607)	(1,532,617)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(10,586,762)	$910,856	$(38,674,418)	$2,180,176

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2022

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	6.89%	2/7/2029	$498,750	$496,534	$455,109
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	8.28%	7/8/2028	2,000,000	1,711,631	1,716,260
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	6.82%	4/30/2025	1,915,276	1,911,485	1,786,473
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.02%	8/11/2028	691,846	686,098	682,334
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.09%	5/9/2025	2,431,245	2,421,870	2,329,448
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	6.56%	1/4/2026	214,286	212,959	208,929
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	6.56%	1/4/2026	1,472,244	1,466,711	1,439,118
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	7.43%	10/18/2027	2,962,500	2,874,642	2,887,193
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	8.17%	1/18/2027	1,458,273	1,454,100	1,432,447
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD LIBOR+	3.50%	0.75%	8.13%	8/11/2028	1,995,000	1,851,503	1,970,063
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	9.41%	8/15/2025	4,789,642	4,692,827	4,622,004
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.50%	6.77%	3/10/2028	490,022	487,454	486,347
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,643,179	1,544,146
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.82%	2/4/2028	246,250	245,798	241,172
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.50%	0.50%	6.44%	3/12/2026	2,131,628	2,117,213	2,035,705
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	9.20%	2/10/2027	4,405,559	4,377,776	3,646,966
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	7.44%	11/5/2027	990,000	989,056	959,686
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD LIBOR+	3.75%	0.50%	7.82%	5/12/2028	1,980,000	1,971,544	1,869,080
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	7.67%	4/3/2024	1,223,297	1,221,048	995,458
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.83%	1/29/2028	492,500	490,576	475,351
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	8.55%	4/6/2024	3,012,861	3,011,417	2,966,162
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	7.94%	3/3/2028	1,357,439	1,354,289	1,212,369
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	6.32%	2/17/2028	1,965,014	1,944,832	1,922,590

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	7.42%	8/11/2025	960,000	957,829	707,232
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	6.53%	12/7/2023	471,381	470,980	339,932
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	8.07%	7/18/2026	979,747	973,021	942,193
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	10.07%	11/19/2027	2,977,500	2,927,538	2,842,024
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	9.57%	9/1/2027	1,900,000	1,876,393	1,681,500
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	9.57%	9/1/2027	500,000	493,797	442,085
APEX GROUP TREASURY LIMITED	Banking, Finance, Insurance & Real Estate	Term Loan Incremental	Loan	1M USD SOFR+	5.00%	0.50%	6.73%	7/27/2028	500,000	467,500	481,250
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	6.57%	10/1/2026	1,928,237	1,921,493	1,907,026
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	7.32%	5/14/2027	512,994	508,986	510,003
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	6.82%	5/15/2026	2,946,701	2,919,425	2,799,365
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	7.08%	3/6/2028	985,000	977,071	916,050
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	3M USD LIBOR+	3.00%	0.50%	6.67%	10/21/2028	1,492,500	1,489,192	1,397,353
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	8/15/2025	982,143	982,143	951,451
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	1/15/2027	2,331,250	2,277,399	2,279,286
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	6.57%	4/1/2028	1,753,715	1,746,737	1,723,464
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	7.82%	9/23/2028	866,067	862,383	772,809
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	9/29/2028	0	(534)	(13,717)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	7.32%	12/6/2027	1,484,848	1,476,381	1,347,188
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD SOFR+	4.25%	0.00%	8.44%	10/1/2025	1,921,193	1,917,473	1,864,038
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	3M USD LIBOR+	4.00%	0.50%	7.67%	10/7/2028	99,294	98,864	81,421
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	9/7/2027	980,000	976,531	965,653
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	7.57%	2/12/2027	992,347	988,999	952,861
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	7.57%	2/12/2027	987,500	987,500	947,259

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	7.59%	2/12/2027	497,500	496,473	477,292
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	9.17%	9/15/2028	2,977,500	2,952,162	2,270,344
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	3M USD SOFR+	4.00%	0.00%	7.65%	8/19/2028	2,000,000	1,903,321	1,749,160
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	12/18/2026	2,972,422	2,963,170	2,595,905
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.41%	2/15/2029	1,279,402	1,273,783	1,165,535
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	N/A	N/A	N/A	N/A	N/A	-	-	(19,348)
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	8.12%	12/15/2027	1,755,766	1,748,465	825,210
Avaya, Inc.	Telecommunications	Term Loan B-2 (2/21)	Loan	1M USD LIBOR+	4.00%	0.00%	7.87%	12/15/2027	1,000,000	1,000,000	470,000
Avison Young (Canada) Inc	Services: Business	Term Loan (08/22)	Loan	1M USD SOFR+	7.00%	0.00%	10.84%	1/31/2026	750,000	707,671	705,000
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.75%	0.00%	8.12%	1/31/2026	3,379,660	3,350,178	3,041,694
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	5.69%	1/15/2025	1,000,000	924,152	983,280
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	6.19%	12/1/2027	491,250	487,564	487,182
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	10.13%	9/20/2027	481,250	468,648	445,156
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	6.57%	10/10/2026	706,458	702,411	663,774
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	11/19/2026	1,458,750	1,432,378	1,429,575
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	7.67%	5/29/2029	997,500	992,785	927,675
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	7.38%	10/14/2027	1,229,438	1,218,148	1,189,481
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	9.15%	2/1/2027	1,975,000	1,778,325	1,465,608
BCPE Empire Holdings, Inc.	Services: Business	Term Loan Amendment 3	Loan	1M USD SOFR+	4.63%	0.00%	8.81%	6/11/2026	497,500	481,689	482,222
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	8.07%	4/6/2026	246,183	246,055	243,877

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.34%	4/6/2026	997,456	971,635	992,468
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	7.06%	4/13/2028	1,970,000	1,954,259	1,947,227
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	6.90%	1/24/2029	1,995,000	1,993,510	1,875,300
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	6.32%	4/23/2026	982,278	977,214	956,494
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.82%	4/23/2026	1,468,869	1,461,127	1,435,819
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	7.67%	5/22/2024	2,287,052	2,283,467	2,287,052
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	6.18%	3/4/2028	985,000	983,025	955,450
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	6.07%	5/24/2027	1,458,799	1,451,939	1,413,212
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	7.82%	10/2/2025	518,307	518,307	496,476
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	7.99%	9/5/2025	960,000	957,834	928,800
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	7.57%	3/5/2026	985,000	985,000	936,213
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	7.07%	1/22/2027	2,956,366	2,951,703	2,845,148
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.82%	8/1/2025	1,466,344	1,467,980	1,437,780
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	3.75%	0.00%	7.84%	6/8/2029	500,000	488,005	496,250
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.02%	11/1/2026	1,955,163	1,945,010	1,929,843
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	7.57%	3/31/2028	2,468,750	2,448,956	2,400,859
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	8.57%	1/4/2026	676,875	669,868	674,973
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD LIBOR+	2.50%	0.75%	6.37%	6/5/2028	2,493,671	2,265,060	2,247,421
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	10.42%	7/31/2023	5,393,388	5,320,672	3,573,119
Casa Systems, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	4.00%	1.00%	6.25%	12/20/2023	-	11,270	-
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	7.82%	1/27/2027	1,967,571	1,957,645	1,368,701
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	7.13%	1/6/2028	2,977,424	2,815,361	2,149,700

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.50%	6.32%	9/16/2028	248,125	247,590	243,907
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	7.55%	12/17/2027	246,250	244,380	237,693
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B (11/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.16%	3/5/2028	1,000,000	950,000	950,000
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	7.83%	3/5/2028	985,000	980,935	935,750
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	9.91%	9/25/2025	2,406,250	2,395,238	2,218,563
CDK GLOBAL, INC.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	4.50%	0.50%	8.11%	7/6/2029	1,000,000	970,767	987,160
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	7.81%	7/14/2026	2,970,000	2,947,629	2,722,005
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.50%	6.57%	8/27/2028	880,830	873,365	847,526
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	6.32%	3/15/2027	3,899,823	3,895,031	3,691,846
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.00%	9.05%	2/11/2028	1,500,000	1,399,252	1,420,005
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	5.83%	4/3/2025	907,689	880,613	889,535
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	6.08%	3/17/2028	492,500	491,517	483,881
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	7.57%	5/17/2028	1,984,975	1,893,696	1,741,815
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	6.70%	2/2/2028	4,925,000	4,921,355	4,844,969
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	4/30/2026	1,267,812	1,260,725	1,245,891
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	8.40%	8/9/2026	3,448,649	3,429,363	3,392,608
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	8.36%	4/13/2029	1,496,250	1,461,330	1,442,415
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	9.17%	2/7/2025	887,500	883,329	813,545
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	6.44%	5/14/2028	458,677	457,730	450,650
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	8.32%	10/16/2028	1,792,500	1,758,276	1,684,950
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	7.58%	12/11/2026	2,925,000	2,818,276	2,884,781
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	7.63%	10/2/2027	2,714,005	2,511,207	2,370,222
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	6.13%	1/31/2028	4,000,000	3,988,162	3,871,000
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	7.63%	6/2/2028	2,475,000	2,464,692	2,035,688

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	6.55%	3/2/2027	1,965,000	1,965,000	1,913,419
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	7.43%	3/24/2028	3,937,424	3,917,264	3,912,816
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B2 (6/22)	Loan	1M USD SOFR+	4.25%	1.00%	8.34%	11/27/2026	498,750	481,495	491,269
CROCS INC	Consumer goods: Durable	Term Loan	Loan	6M USD SOFR+	3.50%	0.50%	7.73%	2/20/2029	2,962,500	2,851,533	2,855,109
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.13%	9/15/2027	493,750	493,278	486,754
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	8.52%	4/27/2027	3,404,110	3,376,446	3,316,896
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	6.12%	1/15/2026	481,250	480,747	457,938
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	6.12%	7/15/2025	1,918,782	1,907,588	1,834,356
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	6.37%	4/15/2027	486,250	486,250	454,848
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	10.41%	11/2/2027	1,965,000	1,920,583	1,650,600
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	8.02%	3/5/2028	1,477,500	1,471,549	1,423,483
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (04/22)	Loan	1M USD SOFR+	5.00%	0.50%	9.19%	6/29/2029	997,500	949,562	988,273
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	6M USD SOFR+	4.00%	0.00%	8.70%	10/16/2026	1,473,552	1,473,552	1,415,140
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	6.00%	3/31/2025	4,761,489	4,737,511	4,713,874
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	5.79%	11/16/2029	638,511	612,970	611,904
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.20%	1/15/2030	1,000,000	990,000	994,690
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	7.42%	10/4/2028	995,000	991,404	897,709
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	8.84%	3/31/2028	500,000	480,000	480,000
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	8.00%	1.00%	11.89%	5/25/2026	343,206	334,272	323,128
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	1M USD SOFR+	3.25%	0.00%	7.14%	8/24/2026	3,383,403	3,002,894	535,017

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	9.07%	8/2/2027	3,640,000	3,610,628	3,481,150
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	7.97%	10/4/2029	1,500,000	1,381,965	1,366,125
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	7.92%	3/25/2028	493,750	489,829	408,578
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	8.81%	11/30/2028	1,313,445	1,274,186	1,278,415
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	7.84%	11/30/2028	2,000,000	1,801,481	1,730,000
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	9.32%	12/15/2028	3,982,494	3,835,244	3,537,769
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	7.82%	3/1/2028	6,435,000	6,394,793	6,264,086
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	6.82%	8/21/2025	3,846,424	3,837,843	3,747,532
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD LIBOR+	3.50%	0.50%	7.57%	8/16/2028	992,500	988,234	955,103
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	7.57%	11/23/2028	1,990,000	1,985,621	1,827,815
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	7.57%	4/7/2028	2,194,102	2,187,303	2,090,869
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.32%	6/26/2025	1,893,400	1,893,400	1,693,419
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.07%	11/1/2028	497,500	495,391	482,222
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	3M USD LIBOR+	6.50%	0.00%	10.17%	12/14/2025	2,175,269	2,117,050	2,091,891
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	6.55%	3/30/2029	616,467	613,029	592,197
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	13.00%	3/27/2028	2,335,285	2,327,697	1,850,714
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	7.35%	2/10/2028	2,468,750	2,458,793	2,234,219
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	8.16%	10/10/2025	4,802,089	4,798,602	1,333,780
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	9.61%	8/3/2029	1,000,000	921,781	962,500
Equiniti Group PLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.50%	8.17%	12/11/2028	992,500	983,752	976,372
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	7.42%	2/18/2027	1,953,051	1,952,938	1,683,530
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	6.57%	6/27/2025	2,830,950	2,826,583	2,815,040

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	8.37%	3/30/2027	4,925,000	4,863,003	4,744,400
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	6.17%	2/1/2027	5,159,769	5,146,052	5,022,467
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	6.64%	7/21/2028	724,914	720,485	680,289
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	6.64%	7/21/2028	269,608	267,960	253,011
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD SOFR+	3.25%	1.00%	7.49%	4/18/2025	1,330,058	1,326,498	1,218,666
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	7.01%	7/21/2028	750,000	733,395	743,955
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.33%	6/29/2028	1,491,026	1,473,267	1,465,872
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	8.69%	3/10/2026	799,104	793,510	768,139
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.38%	8/1/2025	4,319,981	4,304,912	4,265,982
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	6.32%	1/29/2027	1,955,000	1,952,258	1,897,738
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	7.67%	4/30/2028	1,485,000	1,479,126	1,466,438
Gates Global LLC	Automotive	Term Loan (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.30%	11/9/2029	250,000	242,500	245,500
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	7.42%	12/31/2027	2,315,912	2,301,741	2,253,961
General Nutrition Centers, Inc.	Retail	Second Lien Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	9.94%	10/7/2026	361,259	361,259	331,156
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	5.67%	12/30/2026	1,462,500	1,458,153	1,446,968
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.69%	8/27/2025	3,083,145	2,709,702	3,040,752
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	8.49%	11/29/2025	4,910,390	4,754,383	4,221,413
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	6.07%	8/10/2027	1,964,824	1,964,824	1,945,176
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	9.00%	12/1/2027	1,975,000	1,957,934	1,910,813
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	7.07%	8/7/2027	964,966	959,889	942,048
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD LIBOR+	3.75%	0.75%	7.82%	3/6/2028	982,575	978,572	943,026
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	4/12/2024	2,844,231	2,833,856	2,766,014

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.62%	1/24/2029	155,000	154,653	151,998
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	6.57%	2/24/2028	2,844,023	2,841,299	2,801,363
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.82%	10/19/2027	3,447,236	3,428,346	3,266,980
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	7.82%	6/3/2024	209,702	209,657	202,798
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.79%	7/14/2028	3,487,975	3,481,366	3,372,872
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.79%	7/14/2028	66,836	66,835	39,010
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	6.57%	8/18/2025	3,520,000	3,513,070	3,358,960
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.42%	11/17/2028	2,324,464	2,315,433	2,030,280
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.38%	11/12/2027	2,157,681	2,148,953	2,100,653
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	7.20%	3/17/2028	5,910,000	5,863,465	5,491,040
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD LIBOR+	3.75%	0.75%	7.50%	3/2/2028	4,823,353	4,813,942	4,560,094
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.50%	7.57%	11/1/2028	1,985,000	1,976,455	1,911,813
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	7.82%	3/6/2028	2,221,313	2,220,912	1,940,872
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.82%	1/29/2026	1,984,975	1,930,186	1,950,238
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	6.88%	10/27/2028	497,500	497,008	486,804
Ingram Micro Inc.	Wholesale	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	7.17%	6/30/2028	1,481,250	1,468,838	1,457,639
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	8.07%	5/1/2024	3,359,537	3,331,094	3,037,021
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	2/4/2027	487,500	485,983	478,969
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	6M USD LIBOR+	5.00%	0.75%	7.08%	4/7/2028	4,112,759	4,094,253	2,739,097
Isagenix International, LLC (b)	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	7.75%	1.00%	11.35%	6/14/2025	2,364,256	2,343,650	505,360
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	7.39%	3/14/2025	2,934,827	2,920,577	2,773,412
J Jill Group, Inc	Retail	Common Stock - Restricted	N/A	N/A	N/A	N/A	N/A	N/A	2,107	-	53,602
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	9.41%	5/8/2024	1,559,000	1,558,339	1,424,537
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	6.82%	1/31/2028	3,930,000	3,925,864	3,813,947

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	7.92%	3/1/2028	987,500	983,491	706,063
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	9.91%	11/15/2025	3,951,625	3,929,324	2,850,109
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.75%	0.50%	8.26%	2/12/2026	1,477,500	1,472,741	1,311,902
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	6.92%	3/13/2028	492,500	491,212	464,590
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD LIBOR+	3.50%	0.50%	7.44%	9/1/2027	492,528	483,597	486,372
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	990,775	374,526	610,981
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	4.31%	9/25/2025	-	101,437	-
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	5.07%	6/30/2025	342,503	342,503	180,098
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	8.94%	2/25/2029	1,000,000	813,015	806,250
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	7.57%	2/28/2025	2,616,496	2,600,308	2,481,301
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	8.92%	3/17/2028	987,500	984,471	933,188
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	8.77%	8/31/2027	3,930,000	3,874,858	2,513,549
LOYALTY VENTURES INC.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.50%	8.57%	11/3/2027	3,152,258	3,136,058	1,245,142
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	5.52%	11/11/2026	1,210,969	1,209,252	1,202,892
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	7.70%	10/16/2028	248,750	247,702	240,302
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	10.80%	3/29/2029	3,000,000	2,905,986	2,894,370
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	7.42%	6/5/2025	2,857,188	2,810,388	2,835,759
MAGNITE, INC.	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.75%	9.74%	4/28/2028	2,972,475	2,905,470	2,784,228
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	8/29/2025	1,317,074	1,317,074	1,298,306
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	1M USD LIBOR+	1.75%	0.00%	5.65%	2/15/2027	250,000	249,611	244,688
Maxar Technologies Inc	Aerospace & Defense	Term Loan (6/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.44%	6/14/2029	2,000,000	1,929,241	1,922,180
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	8.57%	2/28/2025	3,365,714	3,348,141	3,155,357

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD LIBOR+	4.75%	0.50%	8.82%	7/28/2028	1,980,000	1,962,386	1,887,930
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD LIBOR+	4.00%	0.50%	8.07%	12/18/2028	497,500	494,466	446,506
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.50%	0.75%	7.96%	12/22/2027	986,266	983,493	922,158
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	6.17%	3/1/2026	3,271,171	3,259,083	3,219,388
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	7.92%	4/8/2028	2,473,712	2,457,308	1,864,214
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan (6/21)	Loan	3M USD LIBOR+	4.00%	1.00%	7.67%	8/15/2025	3,772,905	3,750,698	3,725,744
MJH Healthcare Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan B (01/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.69%	1/28/2029	248,750	247,659	240,200
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD LIBOR+	4.25%	0.50%	8.98%	9/1/2028	2,000,000	1,862,500	1,712,500
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	7.07%	9/20/2024	349,634	349,376	342,641
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	7.42%	9/30/2024	2,842,097	2,820,647	2,753,282
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	6.70%	11/23/2028	2,977,500	2,970,919	2,888,175
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	7.63%	11/14/2025	3,445,430	3,426,270	3,393,748
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	7.43%	3/2/2028	87,464	87,115	61,783
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	7.43%	3/2/2028	2,743,005	2,733,886	1,937,631
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	3M USD LIBOR+	6.00%	0.75%	9.94%	7/13/2027	3,675,283	3,674,288	3,418,013
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	6.57%	9/18/2026	724,176	718,378	717,687
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	9.32%	8/9/2024	1,687,840	1,681,956	1,384,029
NorthPole Newco S.a.r.l (b)	Aerospace & Defense	Term Loan	Loan	Prime	7.00%	0.00%	14.00%	3/3/2025	5,348,887	5,097,117	414,539
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	6.19%	9/12/2029	1,500,000	1,492,952	1,473,120
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	9.20%	12/22/2028	1,990,000	1,976,544	1,791,000
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	6.57%	9/29/2025	2,221,875	2,218,228	2,182,992
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.62%	2/23/2029	995,000	992,800	945,250

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Open Text Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.29%	11/16/2029	1,500,000	1,455,000	1,455,630
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	6.19%	6/2/2028	2,327,083	2,317,608	2,301,485
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.13%	6/18/2025	1,468,700	1,464,078	1,444,525
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	7.32%	9/20/2028	990,000	985,784	974,378
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	8.49%	7/6/2028	941,176	933,169	785,882
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.25%	0.50%	8.66%	1/7/2028	493,750	490,951	443,550
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	9.96%	8/1/2029	2,000,000	1,649,490	1,595,000
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	7.42%	3/30/2027	487,750	480,036	427,654
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	6.57%	5/29/2026	809,038	806,747	797,914
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	7.84%	2/28/2029	995,000	992,881	935,300
PECF USS INTERMEDIATE HOLDING III CORPORATION	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	8.32%	12/15/2028	99,250	99,066	80,062
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD LIBOR+	3.25%	0.50%	7.32%	12/29/2028	1,296,118	1,290,361	1,236,173
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	12/29/2028	98,192	98,191	89,086
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	6.94%	5/3/2029	997,500	992,732	982,538
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	7.82%	2/1/2028	5,320,330	5,302,168	5,187,322
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	7.83%	12/23/2028	1,990,000	1,972,070	1,906,679
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	7.59%	1/21/2028	500,000	487,996	493,440
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	8.08%	3/17/2028	3,949,950	3,923,336	3,485,830

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	6.63%	12/1/2028	1,926,176	1,917,700	1,894,876
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	6.82%	3/13/2028	4,432,500	4,424,551	4,314,773
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.49%	4/21/2029	2,000,000	1,990,654	1,675,460
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	5.94%	12/29/2027	492,500	490,628	483,881
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	8.82%	2/12/2028	5,417,500	5,370,088	4,984,100
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD LIBOR+	3.75%	0.50%	7.82%	12/15/2028	2,985,000	2,963,044	2,875,540
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.50%	0.00%	7.58%	1/22/2027	488,750	488,069	482,030
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	6.50%	9/23/2026	3,529,426	3,529,238	3,476,061
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.75%	1.00%	9.82%	4/27/2027	2,962,500	2,938,467	2,932,875
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	6.99%	12/28/2027	492,496	490,547	426,625
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	6M USD SOFR+	5.25%	0.50%	9.80%	7/20/2029	1,000,000	932,616	898,130
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	6.75%	1/29/2025	477,675	476,864	430,505
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	7.57%	2/12/2027	481,363	479,824	411,565
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.49%	2/1/2029	1,995,000	1,977,057	1,508,100
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	7.38%	2/15/2028	2,982,393	2,886,345	1,996,145
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.00%	0.50%	7.07%	4/24/2028	990,000	988,102	946,074
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	5/30/2025	2,946,065	2,927,716	2,817,174
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD LIBOR+	3.25%	0.50%	7.69%	2/17/2028	1,981,184	1,937,632	1,899,460
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	8.84%	12/20/2024	4,309,446	4,253,234	3,724,094
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.25%	0.50%	6.88%	2/11/2028	1,477,500	1,475,275	1,445,187

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	7.92%	4/30/2024	3,050,137	3,045,658	2,539,239
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD LIBOR+	2.50%	0.50%	6.57%	10/20/2028	3,471,203	3,464,339	3,262,931
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	1/29/2027	1,280,682	1,279,978	1,265,032
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	7.32%	2/5/2026	3,438,750	3,425,975	3,385,312
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.32%	11/28/2025	2,882,785	2,876,646	2,774,680
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD LIBOR+	3.50%	1.00%	7.57%	6/2/2025	5,590,662	5,561,436	5,241,245
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	7.76%	2/8/2028	2,965,100	2,917,914	2,683,415
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	7.19%	9/1/2027	1,482,405	1,470,362	1,470,916
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.50%	8.88%	3/10/2028	2,464,975	2,414,138	2,239,011
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	6.33%	7/5/2024	740,909	739,836	735,967
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	7.07%	4/25/2025	930,018	915,255	918,393
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	7.88%	4/20/2028	2,962,500	2,948,735	2,762,531
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	7.10%	4/4/2029	500,000	498,841	476,875
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	5.67%	11/2/2028	1,000,000	997,801	986,460
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	6M USD LIBOR+	3.00%	0.50%	5.88%	6/16/2028	495,000	492,934	488,402
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD LIBOR+	3.75%	0.50%	7.83%	8/28/2028	1,980,000	1,971,561	1,959,368
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD LIBOR+	2.00%	0.50%	6.08%	3/18/2028	779,831	778,270	771,386
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	6.91%	1/23/2025	486,250	486,250	468,930
Solis IV B.V.	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	7.86%	2/26/2029	2,000,000	1,721,336	1,741,080
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	8.58%	1/15/2027	3,231,926	3,189,216	3,146,409
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.05%	8/2/2028	1,985,000	1,976,688	1,922,473
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	8.00%	3/31/2028	1,980,000	1,964,131	1,816,650

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	6.42%	3/3/2028	492,500	491,539	479,572
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	7.14%	3/4/2028	2,947,500	2,933,856	2,629,406
Spirit Aerosystems Inc.	Aerospace & Defense	Term Loan (11/22)	Loan	1M USD SOFR+	4.50%	0.50%	6.80%	11/7/2027	500,000	485,000	493,335
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	6.82%	5/12/2028	3,000,000	2,995,894	2,936,250
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	4/16/2025	153,114	152,984	150,179
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	4/16/2025	473,700	473,211	464,491
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	4/16/2025	183,262	183,104	179,749
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.50%	6.43%	9/22/2028	632,750	627,463	625,239
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	9.44%	4/16/2026	4,352,633	4,251,014	3,874,279
Stars Group Inc. (The)	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	5.89%	7/21/2026	1,980,000	1,976,516	1,953,052
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.59%	4/17/2028	496,250	495,321	472,991
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	7.82%	12/1/2028	992,500	983,754	967,688
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	8.36%	4/24/2028	2,476,241	2,475,172	2,033,613
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	6M USD SOFR+	5.00%	0.50%	8.98%	4/2/2029	1,000,000	990,510	972,500
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	3M USD LIBOR+	2.75%	0.50%	7.16%	7/7/2028	992,500	990,345	962,725
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	9.44%	7/15/2025	4,394,543	4,336,215	4,200,920
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	8.07%	9/27/2024	1,905,000	1,903,733	1,727,606
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.31%	1/18/2029	248,750	247,080	244,708
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	7.29%	2/6/2026	965,474	964,449	951,475
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	8.69%	12/19/2025	4,857,621	4,852,397	4,748,325

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	7.13%	2/1/2026	2,062,565	2,033,826	2,041,939
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	7.32%	4/15/2028	1,332,585	1,231,826	1,236,532
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.50%	0.75%	7.70%	8/18/2027	491,250	486,049	397,913
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.50%	6.32%	12/1/2028	863,468	861,596	848,141
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	3M USD LIBOR+	2.25%	0.00%	5.92%	8/22/2024	1,993,370	1,990,733	1,983,582
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	7.17%	3/31/2028	1,481,252	1,475,215	1,362,751
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.32%	3/10/2028	346,923	346,250	334,077
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	8.07%	10/29/2027	956,936	951,201	850,237
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	3M USD LIBOR+	3.50%	0.00%	8.23%	2/25/2027	3,916,693	3,883,352	3,900,792
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	7.82%	8/27/2025	826,588	823,809	818,669
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	7.75%	7/31/2026	496,815	475,129	478,805
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.45%	10/22/2025	1,289,967	1,249,790	1,282,524
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	3M USD LIBOR+	5.75%	1.00%	10.48%	9/1/2024	897,096	893,251	540,222
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.32%	3/15/2026	2,452,858	2,447,168	2,406,867
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	7.79%	6/25/2029	249,375	242,238	245,634
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.20%	1/20/2028	1,833,129	1,831,067	1,816,759
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	8.70%	1/19/2029	2,348,125	2,278,466	2,238,068
Vericast Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD SOFR+	7.75%	1.00%	12.20%	6/15/2026	1,201,006	1,198,561	865,481
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	8.36%	8/20/2025	1,371,603	1,367,428	1,236,377
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.75%	7.57%	12/6/2028	995,000	990,757	976,095
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.01%	1/12/2029	3,100,888	3,093,458	3,007,861
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	8.70%	3/2/2029	2,000,000	1,952,500	1,938,340

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.13%	9/28/2028	2,860,909	2,852,781	2,832,300
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	5.82%	12/31/2025	899,555	899,171	891,585
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	6.26%	5/16/2029	498,750	494,003	497,628
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	6M USD LIBOR+	3.25%	0.00%	6.13%	3/19/2028	2,321,650	2,318,845	2,301,916
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	10.09%	9/9/2025	472,500	472,500	432,338
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan Incremental (11/22)	Loan	1M USD SOFR+	3.00%	0.50%	6.74%	1/19/2028	500,000	490,140	495,000
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	6.20%	1/20/2028	1,250,000	1,249,790	1,229,163
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.75%	1.00%	6.12%	3/15/2025	-	1,433	-
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.15%	3/2/2028	2,462,500	2,452,584	2,369,122
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	7.91%	10/10/2024	2,552,943	2,526,180	2,336,913
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	8.41%	10/10/2024	1,066,719	1,038,809	976,933
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.32%	3/31/2028	2,962,443	2,952,632	2,922,954
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.45%	3/27/2028	1,970,000	1,938,530	1,808,302
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.50%	6.92%	12/22/2028	2,386,892	2,384,404	2,374,218
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	7.57%	6/8/2028	2,636,170	2,627,091	2,543,904
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.34%	3/9/2027	995,000	972,188	773,055
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.00%	0.50%	6.69%	11/1/2028	882,661	878,966	869,792
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	3M USD LIBOR+	2.00%	0.00%	5.60%	1/25/2027	963,332	963,332	938,449
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	6.19%	1/29/2029	496,250	495,152	477,431
										$643,842,672	$592,897,897

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	16,640,269	$16,640,269	$16,640,269
Total cash and cash equivalents	16,640,269	$16,640,269	$16,640,269

(a)	All or a portion of this investment has an unfunded commitment as of November 30, 2022

(b)	As of November 30, 2022, the investment was in default and on non-accrual status.

(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2022.

(d)	Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2022 was 4.14%.

3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2022 was 4.78%.

6M USD LIBOR—The 6 month USD LIBOR rate as of November 30, 2022 was 5.20%.

1M SOFR - The 1 month SOFR rate as of November 30, 2022 was 4.13%.

3M SOFR - The 3 month SOFR rate as of November 30, 2022 was 4.41%.

6M SOFR - The 6 month SOFR rate as of November 30, 2022 was 4.70%.

Prime—The Prime Rate as of November 30, 2022 was 7.00%.

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

Daily SOFR- The daily SOFR rate as of February 28, 2022 was 0.05%.
1M SOFR - The 1 month SOFR rate as of February 28, 2022 was 0.05%.
3M SOFR - The 3 month SOFR rate as of February 28, 2022 was 0.04%.

Prime—The Prime Rate as of February 28, 2022 was 3.25%.

Note 5. Investment in SLF JV

On October 26, 2021, the Company and TJHA entered into the LLC Agreement to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of November 30, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of November 30, 2022 and February 28, 2022, the Company’s investment in the unsecured note of SLF JV had a fair value of $17.6 million and $13.1 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $9.2 million and $12.0 million, respectively.

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC 810, Consolidation concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

As of November 30, 2022, the Company earned $1.1 million of interest income related to SLF JV, which is included in interest income. As of November 30, 2022 and February 28, 2022, $0.01 million and $0.1 million, respectively, of interest income related to SLF JV was included in interest receivable.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was due and payable in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of November 30, 2022 and February 28, 2022, the fair value of these Class E Notes were $11.0 million and $0.0 million, respectively.

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

Deferred tax assets and liabilities, and related valuation allowance as of November 30, 2022 and February 28, 2022 were as follows:

	November 30, 2022	February 28, 2022
Total deferred tax assets	$2,350,087	$1,991,241
Total deferred tax liabilities	(2,311,448)	(1,293,496)
Valuation allowance on net deferred tax assets	(2,178,299)	(1,946,761)
Net deferred tax liability	$(2,139,660)	$(1,249,016)

As of November 30, 2022, the valuation allowance on deferred tax liability was $2.2 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended November 30, 2022 includes $0.4 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $(0.5) million income tax provision/(benefit) from realized gain/(loss) on investments and $0.1 million net change in total operating expense, in the consolidated statement of operations, respectively. Net income tax expense for the three months ended November 30, 2021 includes $(2.5) million deferred tax expense (benefit) net change in unrealized appreciation (depreciation) on investments and $2.4 million income tax provision from realized gain on investments and $(0.04) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the nine months ended November 30, 2022 includes $1.0 million deferred tax expense (benefit) on net change in unrealized appreciation on investments, $(0.5) million income tax provision/(benefit) from realized gain/(loss) on investments and $(0.1) million net change in total operating expense, in the consolidated statement of operations, respectively. Net income tax expense for the nine months ended November 30, 2021 includes $(0.9) million deferred tax expense (benefit) net change in unrealized appreciation (depreciation) on investments $2.9 million income tax provision from realized gain on investments and $0.02 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefit) on investments for three and nine months ended November 30, 2022 and November 30, 2021:

	For the three months ended		For the nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Current
Federal	$(255,959)	$2,157,212	$(473,475)	$2,583,041
State	(158,721)	289,961	(80,273)	340,655
Net current expense	(414,680)	2,447,173	(553,748)	2,923,696
Deferred
Federal	460,531	(1,916,842)	844,727	(677,986)
State	(29,901)	(604,143)	45,917	(253,182)
Net deferred expense	430,629	(2,520,985)	890,645	(931,168)
Net tax provision	$15,949	$(73,812)	$336,896	$1,992,528

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

For the three months ended November 30, 2022 and November 30, 2021, the Company incurred $4.3 million and $2.9 million in base management fees, respectively. For the three months ended November 30, 2022 and 2021, the Company incurred $2.3 million and $1.5 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2022 and November 30, 2021, the Company accrued a (benefit) of $(0.8) million and an expense of $0.9 million in incentive fees related to capital gains.

For the nine months ended November 30, 2022 and November 30, 2021, the Company incurred $12.2 million and $8.7 million in base management fees, respectively. For the nine months ended November 30, 2022 and November 30, 2021, the Company incurred $3.9 million and $4.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2022 and November 30, 2021, the Company accrued a (benefit) of ($3.7) million and an expense of $4.9 million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2022, the base management fees accrual was $4.3 million and the incentive fees accrual was $5.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, the base management fees accrual was $3.2 million and the incentive fees accrual was $9.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2022 and November 30, 2021, we recognized $0.8 million and $0.8 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2022 and November 30, 2021, we recognized $2.3 million and $2.2 million in administrator expenses, respectively, pertaining to bookkeeping, record keeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of November 30, 2022, $0.01 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2022 and November 30, 2021, we recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2022 and November 30, 2021, we recognized management fee income of $2.5 million and $2.4 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2022 and November 30, 2021, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

On October 26, 2021, the Company and TJHA entered into an LLC Agreement to co-manage the SLF JV. SLF JV is a joint venture that is expected to invest in the debt or equity interests of collateralized loan obligations, loan, notes and other debt instruments.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee.

As of November 30, 2022, the Company’s investment in the SLF JV had a fair value of $26.8 million, consisting of an unsecured loan of $17.6 million and membership interest of $9.2 million. In addition, the Company has no outstanding receivable balance from the SLF JV as of November 30, 2022.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 173.2% as of November 30, 2022 and 209.3% as of February 28, 2022.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Madison Credit Facility”), in each case, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP and SBIC II LP was pledged under the Madison Credit Facility to secure our obligations thereunder.

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

As of November 30, 2022 and February 28, 2022, there were $25.0 million and $12.5 million outstanding under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the Encina Credit Facility. Financing costs of $1.4 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the Encina Credit Facility.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.6 million and $0.2 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.1 million and $0.08 million of amortization of deferred financing costs related to the Encina Credit Facility and the Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 7.19%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $32.8 million.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $1.2 million and $0.6 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2022 and November 30, 2021, we recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the Encina Credit Facility and the Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 6.16%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $25.9 million.

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

Our borrowing base under the Encina Credit Facility was $69.8 million subject to the Encina Credit Facility cap of $50.0 million at November 30, 2022. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2022 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2022. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

Our wholly owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, a periodic examination by the SBA.

On August 14, 2019, the Company’s wholly owned subsidiary, SBIC II LP, received an SBIC license from the SBA. On September 29, 2022, the Company’s wholly owned subsidiary, SBIC III LP, also received an SBIC license from the SBA. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.  With the third license approval, Saratoga can continue to grow its SBA relationship from $150.0 million to $350.0 million of committed capital.

As of November 30, 2022, we have funded SBIC LP, SBIC II LP and SBIC III LP with an aggregate total of equity capital of $75.0 million, $87.5 million and $2.5 million, respectively, and have $242.7 million in SBA-guaranteed debentures outstanding, of which $67.7 million was held in SBIC LP, $175.0 million was held in SBIC II LP, and $0.0 million held in SBIC III LP. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP, SBIC II LP and SBIC III LP may borrow to a maximum of $150.0 million, $175.0 million, and $175.0 million, respectively, which is up to twice its potential regulatory capital. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $24.0 million and have average annual fully taxed net income not exceeding $8.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to ‘‘smaller enterprises’’ as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBIC LP, SBIC II LP, and SBIC III LP are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC II LP or SBIC III LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC II LP and SBIC III LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP, SBIC II LP, and SBIC III LP assets over our stockholders and debtholders in the event we liquidate SBIC LP, SBIC II LP, and SBIC III LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP, SBIC II LP, and SBIC III LP upon an event of default.

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

As noted above, as of November 30, 2022, there was $242.7 million of SBA debentures outstanding and as of February 28, 2022, there was $185.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0 million and $0.3 million related to the SBA debentures issued by SBIC LP, SBIC II LP, SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $1.7 million and $1.1 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2022 and November 30, 2021 on the outstanding borrowings of the SBA debentures was 2.86% and 2.44%, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of SBA debentures outstanding was $242.7 million and $176.6 million, respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $4.6 million and $3.4 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2022 and November 30, 2021, we recorded $0.7 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2022 and November 30, 2021 on the outstanding borrowings of the SBA debentures was 2.74% and 2.66%, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of SBA debentures outstanding was $226.5 million and $172.0 million, respectively.

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

On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of the issued and outstanding 2023 Notes. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per note, and have been delisted following the full redemption on February 7, 2020.

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

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $0.0 million and $1.9 million, respectively, of interest expense and $0.0 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 6.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of 6.25% 2025 Notes outstanding was $0.00 million and $39.3 million, respectively.

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

For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.0 million and $0.8 million, respectively, of interest expense and $0.00 million and $0.08 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of the 7.25% 2025 Notes outstanding was $0.0 million and $43.1 million respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $1.2 million and $2.3 million, respectively, of interest expense and $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of the 7.25% 2025 Notes outstanding was $18.0 million and $43.1 million respectively.

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

As of November 30, 2022, the total 7.75% Notes 2025 outstanding was $5.0 million. The 7.75% Notes 2025 are not listed and have a par value of $25.00 per note. As of February 28, 2022, there was $5.0 million outstanding of the 7.75% Notes 2025. The carrying amount of the amount outstanding of 7.75% Notes 2025 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $0.3 million and $0.3 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 7.75% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021 the average dollar amount of 7.75% Notes 2025 outstanding was $5.0 million and $5.0 million respectively.

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per note.

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

As of November 30, 2022, the total 6.25% Notes 2027 outstanding was $15.0 million. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per note. As of February 28, 2022, there was $15.0 million outstanding of the 6.25% Notes 2027. The carrying amount of the amount outstanding of 6.25% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $15.0 million respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $0.7 million and $0.7 million, respectively, of interest expense and $0.05 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 6.25% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021 the average dollar amount of 6.25% Notes 2027 outstanding was $15.0 million and $15.0 million respectively.

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

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the Company’s 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses payable by the Company. The Additional 4.375% 2026 Notes are treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the additional 4.375% 2026 Notes.

As of November 30, 2022, the total 4.375% Notes 2026 outstanding was $175.0 million. The 4.375% Notes 2026 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2022, there was $175.0 million outstanding of the 4.375% Notes 2026. The carrying amount of the amount outstanding of 4.375% Notes 2026 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.2 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.07 million and $0.07 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of 4.375% Notes 2026 outstanding was $175.0 million and $175.0 million, respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $5.7 million and $3.6 million, respectively, of interest expense, $0.6 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.2 million and $0.09 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of 4.375% Notes 2026 outstanding was $175.0 million and $115.3 million, respectively.

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% Notes 2027”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million. Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the 4.35% Notes 2027.

As of November 30, 2022, the total 4.35% Notes 2027 outstanding was $75.0 million. The 4.35% Notes 2027 are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2022, there was $75.0 million outstanding. The carrying amount of the amount outstanding of 4.35% Notes 2027 approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.8 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 4.35% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of 4.35% Notes 2027 outstanding was $75.0 million and $0.0 million, respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $2.4 million and $0.0 million, respectively, of interest expense and $0.3 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 4.35% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of 4.35% Notes 2027 outstanding was $75.0 million and $0.0 million, respectively.

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% 2027 Notes. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional offering costs incurred were approximately $0.03 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

As of November 30, 2022, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $97.1 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2022, the carrying amount and fair value of the 6.00% 2027 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $1.6 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of 6.00% Notes 2027 outstanding was $105.5 million and $0.0 million, respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $3.7 million and $0.0 million, respectively, of interest expense and $0.4 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of 6.00% Notes 2027 outstanding was $82.5 million and $0.0 million, respectively.

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of our 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting customary fees and offering expenses of approximately $0.4 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.05 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

As of November 30, 2022, the carrying amount of the 7.00% 2025 Notes was $12.0 million. As of February 28, 2022, the carrying amount of the 7.00% 2025 Notes was $0.0 million.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.2 million and $0.0 million, respectively, of interest expense and $0.03 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.00% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of 7.00% Notes 2025 outstanding was $11.1 million and $0.0 million, respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $0.2 million and $0.0 million, respectively, of interest expense and $0.03 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.00% Notes 2025. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of 7.00% Notes 2025 outstanding was $3.7 million and $0.0 million, respectively.

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.1 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

As of November 30, 2022, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2022, the carrying amount and fair value of the 8.00% 2027 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended November 30, 2022 and November 30, 2021, we recorded $0.3 million and $0.0 million, respectively, of interest expense and $0.03 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.00% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of 8.00% Notes 2027 outstanding was $16.9 million and $0.0 million, respectively.

For the nine months ended November 30, 2022 and November 30, 2021, we recorded $0.3 million and $0.0 million, respectively, of interest expense and $0.03 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.00% Notes 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of 8.00% Notes 2027 outstanding was $5.6 million and $0.0 million, respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2023 (as of November 30, 2022)	$25,000	$1,732	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2023 (as of November 30, 2022)	$12,000	$1,732		$25.00	(12)
7.25% Notes due 2025(16)
Fiscal year 2023 (as of November 30, 2022)	$-	$-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2023 (as of November 30, 2022)	$5,000	$1,732	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2023 (as of November 30, 2022)	$175,000	$1,732	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2023 (as of November 30, 2022)	$75,000	$1,732	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.25% Notes due 2027
Fiscal year 2023 (as of November 30, 2022)	$15,000	$1,732	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
6.00% Notes due 2027(17)
Fiscal year 2023 (as of November 30, 2022)	$105,500	$1,732		$24.20	(15)
8.00% Notes due 2027(17)
Fiscal year 2023 (as of November 30, 2022)	$46,000	$1,732		$24.94	(17)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

(17)	Based on the average daily trading price of the 2027 Notes on the NYSE.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$25,000	$-	$25,000	$-	$-
SBA debentures	242,660	-	15,000	52,660	175,000
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
6.00% 2027 Notes	105,500	-	-	105,500	-
8.00% 2027 Notes	46,000	-	-	46,000	-
Total Long-Term Debt Obligations	$701,160	$-	$57,000	$454,160	$190,000

Off-Balance Sheet Arrangements

As of November 30, 2022 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $77.5 million and $88.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2022 and February 28, 2022 is shown in the table below (dollars in thousands):

	November 30, 2022	February 28, 2022
At Company’s discretion
ActiveProspect, Inc.	$10,000	$-
Artemis Wax Corp.	8,500	3,700
Ascend Software, LLC	5,000	5,000
Axero Holdings, LLC	-	3,000
Davisware, LLC	2,000	2,000
Granite Comfort, LP	5,000	-
JDXpert	5,000	-
LFR Chicken LLC	4,000	10,000
Netreo Holdings, LLC	2,350	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	-	2,800
Saratoga Senior Loan Fund I JV, LLC	8,548	17,500
Sceptre Hospitality Resources, LLC	5,000	1,000
Book4Time, Inc.	-	2,000
Total	$58,398	$54,000
At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software, LLC	$4,200	$6,500
ARC Health OpCo LLC	773	-
Axero Holdings, LLC	-	2,000
Axero Holdings, LLC - Revolver	500	500
Davisware, LLC	-	1,000
Exigo, LLC - Delayed Draw Term Loan	4,167	-
Exigo, LLC - Revolver	833	-
GDS Software Holdings, LLC	-	2,786
Granite Comfort, LP	500	-
GoReact	500	2,500
JDXpert	1,000	-
Madison Logic, Inc. - Revolver	1,084	1,084
New England Dental Partners	-	4,500
Pepper Palace, Inc.– Delayed Draw Term Loan	2,000	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Zollege PBC	1,000	1,000
LFR Chicken LLC	-	3,000
	19,057	29,370
Total	$77,455	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2022, the Company had cash and cash equivalents of $47.0 million and $25.0 million in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended November 30, 2022 and November 30, 2021, we incurred $0.1 million and $0.07 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2022 and November 30, 2021, we incurred $0.3 million and $0.3 million for directors’ fees and expenses, respectively. As of November 30, 2022 and February 28, 2022, $0.1 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2022, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock. As of November 30, 2022, the Company purchased 898,033 shares of common stock, at the average price of $21.65 for approximately $19.5 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2022 the Company purchased 94,071 shares of common stock, at the average price of $23.17 for approximately $2.1 million pursuant to the Share Repurchase Plan. During the nine months ended November 30, 2022 the Company purchased 389,598 shares of common stock, at the average price of $24.64 for approximately $9.6 million pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of November 30, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three and nine months ended November 30, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

	Common Stock		Capital in Excess	Total Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees	-	-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,196,635	5,196,635
Net realized gain (loss) from investments	-	-	-	9,916,925	9,916,925
Income tax (provision) benefit from realized gain on investments	-	-	-	(2,447,173)	(2,447,173)
Realized losses on extinguishment of debt				(764,123)	(764,123)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(6,042,616)	(6,042,616)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,480,465	2,480,465
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,889,329)	(5,889,329)
Capital Share Transactions:
Proceeds from issuance of common stock	520,076	520	15,163,259	-	15,163,779
Stock dividend distribution	38,016	38	1,017,625	-	1,017,663
Repurchases of common stock	-	-	-	-	-
Repurchase fees	-	-	-	-	-
Offering costs	-	-	(142,326)	-	(142,326)
Balance at November 30, 2021	11,747,004	$11,747	$321,559,189	$21,030,809	$342,601,745

	Common Stock		Capital in Excess	Total Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,796,910	5,796,910
Net realized gain (loss) from investments	-	-	-	69,664	69,664
Income tax (provision) benefit from realized gain on investments	-	-	-	9,612	9,612
Realized losses on extinguishment of debt				(118,147)	(118,147)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,873,561	2,873,561
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(226,702)	(226,702)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,434,106)	(6,434,106)
Capital Share Transactions:
Proceeds from issuance of common stock	392,826	392	11,513,992	-	11,514,383
Stock dividend distribution	41,520	42	1,114,886	-	1,114,929
Repurchases of common stock	(50,000)	(50)	(1,292,843)	-	(1,292,893)
Repurchase fees			(1,000)	-	(1,000)
Offering costs			(127,433)	-	(127,433)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(4,704,545)	4,704,545	-
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Offering costs	-	-	-	-	-
Balance at May 31, 2022	12,031,998	$12,032	$325,433,869	$19,789,910	$345,235,811
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,698,014	7,698,014
Net realized gain (loss) from investments	-	-	-	7,943,838	7,943,838
Realized losses on extinguishment of debt	-	-	-	(1,204,809)	(1,204,809)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(13,258,456)	(13,258,456)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,154)	(230,154)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,369,981)	(6,369,981)
Capital Share Transactions:
Stock dividend distribution	48,590	49	1,088,139	-	1,088,188
Repurchases of common stock	(153,350)	(154)	(3,685,951)	-	(3,686,105)
Repurchase fees	-	-	(3,071)	-	(3,071)
Balance at August 31, 2022	11,927,238	$11,927	$322,832,986	$14,368,362	$337,213,275
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,877,437	9,887,437
Net realized gain (loss) from investments	-	-	-	(740,434)	(740,434)
Income tax (provision) benefit from realized gain on investments	-	-	-	479,318	479,318
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(3,176,208)	(3,176,208)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(425,848)	(425,848)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,433,298)	(6,433,298)
Capital Share Transactions:
Stock dividend distribution	52,312	53	1,150,881	-	1,150,934
Repurchases of common stock	(94,071)	(95)	(2,179,600)	-	(2,179,695)
Repurchase fees	-	-	(1,881)	-	(1,881)
Balance at November 30, 2022	11,885,479	$11,885	$321,802,386	$13,949,329	$335,763,600

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2).  Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and nine months ended November 30, 2022 and November 30, 2021 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Net increase (decrease) in net assets resulting from operations	$6,014	$8,340	$5,475	$37,330
Weighted average common shares outstanding	11,893,173	11,450,861	11,989,811	11,312,991
Weighted average earnings (loss) per common share	$0.51	$0.73	$0.46	$3.30

Note 13. Dividend

On November 15, 2022, the Company declared a dividend of $0.68 per share payable on January 4, 2023, to common stockholders of record on December 15, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30, 2022 and January 3 and 4, 2023.

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

The following table summarizes dividends declared for the nine months ended November 30, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 15, 2022	December 15, 2022	January 4, 2023	$0.68	$8,081
August 29, 2022	September 14, 2022	September 29, 2022	0.54	6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$1.75	$20,884

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 30, 2021	January 4, 2022	January 19, 2022	$0.53	$6,434
August 26, 2021	September 14, 2021	September 28, 2021	0.52	5,889
May 27, 2021	June 15, 2021	June 29, 2021	0.44	4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$1.92	$22,032

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2022 and November 30, 2021:

Per share data	November 30, 2022	November 30, 2021
Net asset value at beginning of period	$29.33	$27.25
Net investment income(1)	2.13	1.25
Net realized and unrealized gain and losses on investments(1)	(1.57)	2.25
Realized losses on extinguishment of debt	(0.10)	(0.20)
Net increase in net assets resulting from operations	0.46	3.30
Distributions declared from net investment income	(1.60)	(1.39)
Total distributions to stockholders	(1.60)	(1.39)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.15	0.01
Dilution(4)	(0.09)	-
Net asset value at end of period	$28.25	$29.17
Net assets at end of period	$335,763,600	$342,601,745
Shares outstanding at end of period	11,885,479	11,747,004
Per share market value at end of period	$26.37	$28.90
Total return based on market value(5)(6)	2.74%	32.25%
Total return based on net asset value(5)(7)	2.98%	13.03%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	9.90%	6.80%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	7.02%	6.19%
Ratio of incentive management fees to average net assets(5)	0.06%	3.00%
Ratio of interest and debt financing expenses to average net assets(9)	8.97%	5.90%
Ratio of total expenses and income taxes to average net assets*(8)	16.05%	15.09%
Portfolio turnover rate(5)(10)	17.77%	33.79%
Asset coverage ratio per unit(11)	1,732	2,367
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
6.25% Notes Payable 2025(13)	N/A	N/A
7.25% Notes Payable 2025(14)	N/A	$26.32
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.25% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.20	N/A
8.00% Notes Payable 2027	$24.94	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)

The continuous issuance of common stock may cause an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV per share of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)

Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Ratios are not annualized.

(6)

Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(7)

Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current NAV on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

(9)	Ratios are annualized.

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)	The Revolving Credit Facility, SBA Debentures, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027, 7.00% Notes Payable 2025 and 6.25% Notes Payable 2027 are not registered for public trading.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

(14)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of our 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.9 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. The Company has granted the underwriters an option to purchase up to an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023.  The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. We expect to use the net proceeds from this offering to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $1.6 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million.

On January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares to 1.7 million shares of common stock.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results and the continued impact of coronavirus (“COVID-19”) pandemic thereon;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the impact of interest rate volatility, including the decommissioning of LIBOR and the rising interest rate environment, on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments and the impacts of the COVID-19 pandemic thereon.

The following statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in laws and regulations, changes in political, economic, geopolitical or industry conditions, and changes in the interest rate environment, including with respect to the decommissioning of LIBOR and interest rate hikes by the U.S. Federal Reserve, or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;

●	the length and duration of the COVID-19 pandemic in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions, business closures and other restrictions on the ability of the Manager’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

●	an economic downturn and the time period required for robust economic recovery therefrom, including from increasing inflation, a shifting interest rate environment, geopolitical events (including the war in Ukraine), and the ongoing impact of the COVID-19 pandemic, which may have a material impact on our portfolio companies’ results of operations and financial condition, which could lead to the loss of some or all of our investments in certain portfolio companies and have a material adverse effect on our results of operations and financial condition;

●	a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

●	risks associated with possible disruption in our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

●	the risks, uncertainties and other factors we identify in “Risk Factors” in our most recent Annual Report on Form 10-K under Part I, Item 1A, in our quarterly reports on Form 10-Q, including this Quarterly Report on Form 10-Q, and in our other filings with the SEC that we make from time to time.

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

On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received an SBIC license from the Small Business Administration (“SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. On September 29, 2022, our wholly owned subsidiary, Saratoga Investment Corp. SBIC III LP (“SBIC III LP”), also received an SBIC license from the SBA.

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% fixed-rate unsecured notes due 2020 (the “2020 Notes”) for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. The 2020 Notes were listed on the New York Stock Exchange (“NYSE”) under the trading symbol “SAQ” with a par value of $25.00 per note. The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company was permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company was permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares the Company was permitted to repurchase unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to permit the Company to repurchase 1.3 million shares of its common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares the Company was permitted to repurchase unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares the Company is permitted to repurchase unchanged at 1.3 million shares of common stock. As of November 30, 2022, the Company purchased 898,033 shares of common stock, at the average price of $21.65 for approximately $19.5 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2022 the Company purchased 94,071 shares of common stock, at the average price of $23.17 for approximately $2.1 million pursuant to the Share Repurchase Plan. During the nine months ended November 30, 2022 the Company purchased 389,598 shares of common stock, at the average price of $24.64 for approximately $9.6 million pursuant to the Share Repurchase Plan.

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

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the partial exercise of the underwriters’ option to purchase an additional $9.8 million in aggregate principal amount of 2023 Notes within 30 days. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per note. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of the issued and outstanding 2023 Notes and are no longer listed on the NYSE.

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

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the 7.75% 2025 Notes. As of November 30, 2022, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note.

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% Notes 2027”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

On January 28, 2021, the Company issued $10.0 million in aggregate principal amount of our 6.25% fixed rate notes due in 2027 (the “Second 6.25% Notes 2027”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.0 million. Interest on the Second 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The Second 6.25% Notes 2027 mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the Second 6.25% Notes 2027 have been capitalized and are being amortized over the term of the Second 6.25% Notes. The Second 6.25% 2027 Notes are unlisted and have a par value of $25.00 per note.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of November 30, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three and nine months ended November 30, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1 Ltd (“SLF 2022”), which is a wholly owned subsidiary of SLF JV. SLF 2022 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of November 30, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively.

As of November 30, 2022, the Company earned $1.1 million of interest income related to SLF JV, which is included in interest income.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was due and payable in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

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

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% 2027 Notes. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional offering costs incurred were approximately $0.03 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of our 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting customary fees and offering expenses of approximately $0.4 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. We expect to use the net proceeds from this offering to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $0.05 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

On September 29, 2022, our wholly owned subsidiary, Saratoga Investment Corp. SBIC III LP(“SBIC III LP”), also received an SBIC license from the SBA.

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.1 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of November 30, 2022 and February 28, 2022, the fair value of these Class E Notes were $11.0 million and $0.0 million, respectively.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO,the Class F-2-R-3 Notes tranche of the Saratoga CLO and the Class E Notes tranche of the SLF 2022 every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2022	February 28, 2022
	($ in millions)
Number of investments(1)	114	94
Number of portfolio companies(2)	50	45
Average investment per portfolio company(2)	$18.9	$17.3
Average investment size(1)	$8.4	$8.4
Weighted average maturity(3)	2.8 yrs	2.9 yrs
Number of industries (5)	40	38
Non-performing or delinquent investments (fair value)	$9.7	$-
Fixed rate debt (% of interest earning portfolio)(3)	$17.0(2.0)%	$16.9(2.5)%
Fixed rate debt (weighted average current coupon)(3)	11.4%	10.0%
Floating rate debt (% of interest earning portfolio)(3)	$822.5(98.0)%	$671.2(97.5)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	6.3%	7.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)

Excludes our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

(5)

Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the three months ended November 30, 2022, we invested $87.5 million in new and existing portfolio companies and had $56.9 million in aggregate amount of exits and repayments resulting in net investment of $30.6 million for the period. During the three months ended November 30, 2021, we invested $58.6 million in new and existing portfolio companies and had $66.4 million in aggregate amount of exits and repayments resulting in net repayments of $7.9 million for the period.

During the nine months ended November 30, 2022, we invested $345.0 million in new and existing portfolio companies and had $162.1 million in aggregate amount of exits and repayments resulting in net investment of $183.0 million for the period. During the nine months ended November 30, 2021, we invested $293.8 million in new and existing portfolio companies and had $216.2 million in aggregate amount of exits and repayments resulting in net investment of $77.5 million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2022 and February 28, 2022 at fair value was as follows:

	November 30, 2022		February 28, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	81.9%	11.9%	77.3%	8.3%
Second lien term loans	2.4	7.2	5.4	11.1
Unsecured term loans	2.1	9.8	1.9	9.7
Structured finance securities	4.0	7.4	4.7	10.5
Equity interests	9.6	-	10.7	-
Total	100.0%	10.4%	100.0%	7.7%

At November 30, 2022, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $19.4 million and constituted 2.0% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of November 30, 2022 and February 28, 2022, was composed of $653.3 million and $660.2 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of November 30, 2022, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2022, $574.7 million or 96.9% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow. At February 28, 2022, $630.3 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2022 and February 28, 2022 was as follows:

Saratoga Investment Corp.

	November 30, 2022		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$823,056	83.8%	$690,672	84.5%
Yellow	34,067	3.5	10,593	1.3
Red	-	0.0	-	0.0
N/A(1)	124,911	12.7	116,302	14.2
Total	$982,034	100.0%	$817,567	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.0 million as of February 28, 2022 to $1.2 million as of November 30, 2022 was related to the non-accrual of interest income related to the Knowland Group.

The CMR distribution of Saratoga CLO investments at November 30, 2022 and February 28, 2022 was as follows:

Saratoga CLO

	November 30, 2022		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$544,170	91.7%	$595,324	93.2%
Yellow	30,557	5.2	34,983	5.5
Red	18,171	3.1	8,622	1.3
N/A(1)	-	0.0	34	0.0
Total	$592,898	100.0%	$638,963	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2022 and February 28, 2022:

Saratoga Investment Corp.

	November 30, 2022		February 28, 2022
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$113,161	11.5%	$90,126	11.0%
IT Services	85,394	8.7	80,804	9.9
Consumer Services	68,577	7.0	38,234	4.7
Real Estate Services	53,219	5.4	53,506	6.6
HVAC Services and Sales	49,005	5.0	29,976	3.7
Education Software	44,589	4.5	33,656	4.1
Structured Finance Securities(1)	38,899	4.0	38,030	4.7
Hospitality/Hotel	37,918	3.9	19,925	2.4
Education Services	34,505	3.5	35,309	4.3
Marketing Orchestration Software	28,676	2.9	28,777	3.5
Sports Management	26,803	2.7	26,654	3.3
Investment Fund	26,782	2.7	25,140	3.1
Healthcare Services	26,251	2.7	42,054	5.1
Financial Services	26,176	2.7	23,540	2.9
Talent Acquisition Software	26,039	2.7	19,652	2.4
Direct Selling Software	25,712	2.6	-	0.0
Restaurant	24,604	2.5	15,686	1.9
Specialty Food Retailer	24,325	2.5	34,013	4.2
Mentoring Software	21,413	2.2	18,321	2.2
Legal Software	20,692	2.1	7,425	0.9
Mental Healthcare Services	16,843	1.7	-	0.0
Insurance Software	16,600	1.7	10,921	1.3
Payroll Services	15,489	1.6	17,000	2.1
Corporate Education Software	14,969	1.5	-	0.0
Non-profit Services	13,036	1.3	10,039	1.2
Employee Collaboration Software	12,506	1.3	10,000	1.2
Lead management Software	11,896	1.2	-	0.0
Dental Practice Management	11,192	1.1	8,403	1.0
Research Software	10,493	1.1	-	0.0
Alternative Investment Management Software	9,920	1.0	-	0.0
Industrial Products	9,090	0.9	8,427	1.0
Waste Services	9,000	0.9	9,000	1.1
Financial Services Software	8,070	0.8	5,940	0.7
Field Service Management	7,891	0.8	6,981	0.9
Corporate Education Software	3,724	0.4	3,306	0.4
Office Supplies	3,604	0.4	3,726	0.5
Cyber Security	2,484	0.3	1,636	0.2
Staffing Services	2,080	0.2	1,912	0.2
Facilities Maintenance	407	0.0	482	0.1
Marketing Services	-	0.0	17,327	2.1
Consumer Products	-	0.0	693	0.1
Healthcare Products Manufacturing	-	0.0	714	0.1
Healthcare Supply	-	0.0	5,194	0.6
Dental Practice Management Software	-	0.0	35,038	4.3
Total	$982,034	100.0%	$817,567	100.0%

(1)	As of November 30, 2022 and February 28, 2022, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2022 and February 28, 2022:

Saratoga CLO

	November 30, 2022		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$112,491	19.0%	$123,124	19.4%
Services: Business	64,444	10.9	69,491	10.9
High Tech Industries	54,876	9.3	60,048	9.4
Healthcare & Pharmaceuticals	37,929	6.4	43,136	6.9
Services: Consumer	36,096	6.1	41,393	6.5
Telecommunications	26,192	4.4	27,058	4.2
Consumer goods: Durable	24,499	4.1	21,085	3.2
Retail	22,219	3.7	16,050	2.5
Chemicals, Plastics, & Rubber	21,302	3.6	22,669	3.5
Media: Advertising, Printing & Publishing	20,544	3.5	19,660	3.1
Automotive	20,306	3.4	24,207	3.7
Containers, Packaging & Glass	18,355	3.1	15,253	2.4
Beverage, Food & Tobacco	16,960	2.9	22,086	3.4
Aerospace & Defense	14,372	2.4	14,369	2.2
Construction & Building	13,030	2.2	11,102	1.7
Consumer goods: Non-durable	12,781	2.2	14,359	2.2
Hotel, Gaming & Leisure	12,771	2.2	16,572	2.6
Media: Broadcasting & Subscription	11,429	1.9	11,539	1.8
Media: Diversified & Production	8,525	1.4	9,203	1.4
Capital Equipment	8,363	1.4	10,062	1.6
Utilities: Oil & Gas	7,256	1.2	8,095	1.3
Transportation: Consumer	6,804	1.1	4,891	0.8
Wholesale	5,332	0.9	4,155	0.7
Transportation: Cargo	4,373	0.7	3,752	0.6
Metals & Mining	3,303	0.6	6,846	1.1
Forest Products & Paper	3,189	0.5	9,367	1.5
Utilities: Electric	2,336	0.4	4,026	0.6
Energy: Electricity	2,151	0.4	3,660	0.6
Environmental Industries	489	0.1	1,550	0.2
Energy: Oil & Gas	181	0.0	155	0.0
Total	$592,898	$100%	$638,963	$100%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2022 and February 28, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2022		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$253,245	25.8%	$257,199	31.5%
Midwest	191,441	19.5	160,718	19.7
West	169,670	17.3	183,643	22.5
Northeast	147,680	15.0	85,414	10.4
Southwest	131,471	13.4	62,475	7.6
Northwest	2,484	0.3	1,636	0.2
Other(1)	86,043	8.8	66,482	8.1
Total	$982,034	100.0%	$817,567	100.0%

(1)	Comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV.

Results of operations

Operating results for the three and nine months ended November 30, 2022 and November 30, 2021 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
	($ in thousands)
Total investment income	$26,257	$16,502	$66,789	$51,760
Total operating expenses	16,380	11,305	41,238	37,614
Net investment income	9,877	5,197	25,551	14,146
Net realized gain (loss) from investments	(740)	9,917	7,366	13,329
Income tax (provision) benefit from realized gain on investments	479	(2,447)	549	(2,896)
Net change in unrealized appreciation (depreciation) on investments	(3,176)	(6,043)	(25,768)	14,146
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(426)	2,480	(1,018)	921
Realized losses on extinguishment of debt	0	(764)	(1,205)	(2,316)
Net increase (decrease) in net assets resulting from operations	$6,014	$8,340	$5,475	$37,330

Investment income

The composition of our investment income for three and nine months ended November 30, 2022 and November 30, 2021 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
	($ in thousands)
Interest from investments	$23,517	$14,137	$59,356	$42,938
Interest from cash and cash equivalents	201	1	235	2
Management fee income	818	816	2,451	2,449
Dividend Income	437	538	950	1,595
Structuring and advisory fee income	553	582	2,814	2,923
Other income	731	428	983	1,853
Total investment income	$26,257	$16,502	$66,789	$51,760

For the three months ended November 30, 2022, total investment income increased $9.8 million, or 59.1%, to $26.3 million from $16.5 million for the three months ended November 30, 2021. Interest income from investments increased $9.4 million, or 66.3%, to $23.5 million for the three months ended November 30, 2022 from $14.1 million for the three months ended November 30, 2021. Interest income from investment increased due to the increase of $320.2 million, or 48.3%, in total investments at November 30, 2022 from $661.8 million at November 30, 2021 to $982.0 million as of November 30, 2022, combined with the increase in the weighted average current yield on investments to 10.4%, up from 8.1% at November 30, 2021.

For the nine months ended November 30, 2022, total investment income increased $15.0 million, or 29.0%, to $66.8 million from $51.8 million for the nine months ended November 30, 2021. Interest income from investments increased $16.4 million, or 38.2%, to $59.4 million for the nine months ended November 30, 2022 from $42.9 million for the nine months ended November 30, 2021. Interest income from investment increased due to the increase of $320.2 million, or 48.3%, in total investments at November 30, 2022 from $661.8 million at November 30, 2021 to $982.0 million as of November 30, 2022.

For the three and nine months ended November 30, 2022 and November 30, 2021, total PIK income was $0.4 million and $0.2 million, respectively and $0.7 million and $1.3 million respectively.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended November 30, 2022 and November 30, 2021, total management fee income was $0.8 million and $0.8 million, respectively. For the nine months ended November 30, 2022 and November 30, 2021, total management fee income was $2.5 million and $2.4 million, respectively.

For the three and nine months ended November 30, 2022 and November 30, 2021, total dividend income was $0.4 million and $0.5 million, respectively, and $0.9 million and $1.6 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects dividend income received on various preferred equity investments last year that were not received this year.

For the three and nine months ended November 30, 2022 and November 30, 2021, total structuring and advisory fee income was $0.6 million and $0.6 million, respectively, and $2.8 million and $2.9 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and nine months ended November 30, 2022 and November 30, 2021, other income was $0.7 million and $0.4 million, respectively, and $1.0 million and $1.9 million, respectively. Other income includes origination fees and prepayment income fees and is recorded in the consolidated statements of operations when earned. The increase was driven primarily by amendment fees earned in the quarter, while the decrease in the nine months period related to prepayment penalties earned from certain redemptions in the prior year that did not recur this year.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2022 and November 30, 2021 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
	($ in thousands)
Interest and debt financing expenses	$8,450	$4,843	$23,243	$14,368
Base management fees	4,259	2,923	12,165	8,685
Incentive management fees expense (benefit)	1,531	2,417	217	9,698
Professional fees	559	(104)	1,344	863
Administrator expenses	819	750	2,342	2,156
Insurance	89	85	266	258
Directors fees and expenses	80	73	300	266
General & administrative and other expenses	525	358	1,492	1,302
Income tax expense (benefit)	68	(40)	(132)	18
Total operating expenses	$16,380	$11,305	$41,237	$37,614

For the three months ended November 30, 2022, total operating expenses increased $5.0 million, or 44.5%, compared to the three months ended November 30, 2021. For the nine months ended November 30, 2022, total operating expenses increased $3.6 million, or 9.6%, compared to the nine months ended November 30, 2021.

For the three months ended November 30, 2022, interest and debt financing expenses increased $3.6 million, or 74.5%, compared to the three months ended November 30, 2021. The increase is primarily attributable to an increase in average outstanding debt from $425.9 million for the three months ended November 30, 2021 to $679.0 million for the three months ended November 30, 2022, primarily reflecting (i) the issuance of the 4.375% 2026 Notes and the 4.35% 2027 Notes during the year ended February 28, 2022, and (ii) the issuance of the 6.00% 2027 Notes and the 8.00% 2027 Notes during the three months ended November 30, 2022.

For the nine months ended November 30, 2022, interest and debt financing expenses increased $8.9 million, or 61.8%, compared to the nine months ended November 30, 2021. The increase is primarily attributable to an increase in average outstanding debt from $378.3 million for the nine months ended November 30, 2021 to $476.3 million for the nine months ended November 30, 2022, primarily reflecting (i) the issuance of the 4.375% 2026 Notes and the 4.35% 2027 Notes during the year ended February 28, 2022, and (ii) the issuance of the 6.00% 2027 Notes and the 8.00% 2027 Notes during the nine months ended November 30, 2022.

For the three and nine months ended November 30, 2022 and November 30, 2021, the weighted average interest rate on our outstanding indebtedness was 4.43% and 3.98%, respectively and 5.74% and 4.24%, respectively. The decrease in weighted average interest rate was primarily driven by the issuance of the lower-rate 4.375% 2026 Notes and 4.35% 2026 Notes, the redemption of the 6.25% 2025 Notes, the redemption of the 7.25% 2027 Notes and the issuance of lower cost SBA debentures over the past year.

As of November 30, 2022 and February 28, 2022, the SBA debentures represented 34.6% and 36.2% of overall debt, respectively.

For the three months ended November 30, 2022, base management fees increased $1.3 million, or 45.7%, from $3.0 million to $4.3 million compared to the three months ended November 30, 2021. The increase in base management fees results from the 45.7% increase in the average value of our total assets, less cash and cash equivalents, from $670.1 million for the three months ended November 30, 2021 to $976.1 million for the three months ended November 30, 2022. For the nine months ended November 30, 2022, base management fees increased $3.4 million, or 40.1%, from $8.7 million to $12.2 million compared to the nine months ended November 30, 2021. The increase in base management fees results from the 40.1% increase in the average value of our total assets, less cash and cash equivalents, from $658.7 million for the nine months ended November 30, 2021 to $922.6 million for the nine months ended November 30, 2022.

For the three months ended November 30, 2022, incentive management fees decreased $0.9 million, or 36.7%, compared to the three months ended November 30, 2021. The incentive fee on income increased from $1.5 million to $2.3 million for the three months ended November 30, 2021 and 2022. The incentive fee on capital gains decreased from a $0.9 million expense for the three months ended November 30, 2021 to a $(0.8) million benefit for the three months ended November 30, 2022, both reflecting the incentive fee income on net unrealized appreciation and depreciation recognized during both these periods.

For the nine months ended November 30, 2022, incentive management fees decreased $9.5 million, or 97.8%, compared to the nine months ended November 30, 2021. The incentive fee on income decreased from $4.8 million for the nine months ended November 30, 2021 to $4.0 million for the nine months ended November 30, 2022, reflecting the Company’s net investment income being below the hurdle based on net asset value for incentive fee purposes for part of the nine months. The incentive fee on capital gains decreased from a $4.9 million expense for the nine months ended November 30, 2021 to a $(3.7) million benefit for the nine months ended November 30, 2022, both reflecting the incentive fee income on net unrealized appreciation and depreciation recognized during both these periods.

For the three and nine months ended November 30, 2022, professional fees increased $0.7 million, or 74.5%, and increased $0.5 million, or 55.7%, respectively, compared to the three and nine months ended November 30, 2021.

For the three and nine months ended November 30, 2022, administrator expenses increased $0.07 million, or 634.8%, and increased $0.5 million or 55.7% compared to the three and nine months ended November 30, 2022.

As discussed above, the increase in interest and debt financing expenses for the three months ended November 30, 2022 compared to the three months ended November 30, 2021 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the three months ended November 30, 2022 and November 30, 2021, the average borrowings outstanding under the Encina Credit Facility and the Madison Credit Facility was $32.8 million and $9.2 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility and the Madison Credit Facility was 7.19% and 4.94%, respectively. For the three months ended November 30, 2022 and November 30, 2021, the average borrowings outstanding of SBA debentures was $242.7 million and $176.6 million, respectively. For the three months ended November 30, 2022 and November 30, 2021, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.86% and 2.44%, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 6.25% 2025 Notes outstanding was $0.0 million and $0.0 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the weighted average dollar amount of our 7.25% 2025 Notes outstanding was $0.0 million and $43.1 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the weighted average dollar amount of our 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 4.35% 2027 Notes outstanding was $75.0 million and $0.0 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 6.00% 2027 Notes outstanding was $105.5 million and $0.0 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 8.00% 2027 Notes outstanding was $16.9 million and $0.0 million, respectively. During the three months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 7.00% 2025 Notes outstanding was $11.0 million and $0.0 million, respectively.

As discussed above, the increase in interest and debt financing expenses for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021 is primarily attributable to an increase in the average dollar amount of outstanding debt. During the nine months ended November 30, 2022 and November 30, 2021, the average borrowings outstanding under the Encina Credit Facility and the Madison Credit Facility was $25.9 million and $12.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility and the Madison Credit Facility was 6.16% and 4.02%, respectively. For the nine months ended November 30, 2022 and November 30, 2021, the average borrowings outstanding of SBA debentures was $226.5 million and $172.0 million, respectively. For the nine months ended November 30, 2022 and November 30, 2021, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.74% and 2.66%, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 6.25% 2025 Notes outstanding was $0.0 million and $39.3 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the weighted average dollar amount of our 7.25% 2025 Notes outstanding was $18.0 million and $43.1 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the weighted average dollar amount of our 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 4.375% 2026 Notes outstanding was $175.0 million and $115.3 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 4.35% 2027 Notes outstanding was $75.0 million and $0.0 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 6.00% 2027 Notes outstanding was $82.5 million and $0.0 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 8.00% 2027 Notes outstanding was $5.6 million and $0.0 million, respectively. During the nine months ended November 30, 2022 and November 30, 2021, the average dollar amount of our 7.00% 2025 Notes outstanding was $3.7 million and $0.0 million, respectively.

For the three months ended November 30, 2022 and November 30, 2021, there were income tax expense (benefits) of $0.07 million and $(0.04) million, respectively. For the nine months ended November 30, 2022 and November 30, 2021, there were income tax expense (benefits) of $(0.1) million and $0.02 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in the taxable blockers, as well as current federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months November 30, 2022, the Company had $56.9 million of sales, repayments, exits or restructurings resulting in $0.7 million of net realized losses. For the nine months ended November 30, 2022, the Company had $162.1 million of sales, repayments, exits or restructurings resulting in $7.4 million of net realized gains.

Nine Months ended November 30, 2022

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
PDDS Buyer, LLC	Equity Interests	$9,943,838	$2,000,000	$7,943,838
Ohio Medical, LLC	Equity Interests	770,161	380,353	389,808
Targus Holdings, Inc.	Equity Interests	294,087	1,424,329	(1,130,242)
Censis Technologies, Inc.	Equity Interests	-	-	68,731
Texas Teachers of Tomorrow, LLC	Equity Interests	-	-	24,977
V Rental Holdings LLC	Equity Interests	-	-	68,800

The $7.9 million of net realized gains was from the sale of the equity position in the Company’s PPDS Buyer, LLC investment.

The $0.4 million of net realized gain was from the sale of the equity position in the Company’s Ohio Medical, LLC investment.

The $1.1 million of net realized loss was from the sale of the equity position in the Company’s Targus Holdings, Inc investment.

The Company received escrow payments from the prior sales of its investments in Censis Technologies, Inc., Texas Teachers of Tomorrow, LLC and V Rental Holdings LLC.

For the nine months ended November 30, 2021, the Company had $216.2 million of sales, repayments, exits or restructurings resulting in $13.3 million of net realized gains.

Nine Months ended November 30, 2021

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
GreyHeller LLC	Equity Interests	$8,178,457	$850,000	$7,328,457
Lexipol, LLC	Equity Interests	10,792,127	10,792,268	(141)
My Alarm Center, LLC	Equity Interests	-	4,867,102	(4,867,102)
Passageways, Inc.	Equity Interests	7,439,802	1,000,000	6,439,802
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	Structured Finance Securities	8,360,133	8,500,000	(139,867)
Texas Teachers of Tomorrow, LLC	Equity Interests	3,338,611	750,000	2,588,611
V Rental Holdings LLC	Equity Interests	2,344,817	365,914	1,978,903

The $7.3 million of net realized gains was from the sale of the equity position in the Company’s GreyHeller LLC investment.

The $4.9 million of net realized loss was from the Company’s My Alarm Center, LLC investment that was deemed worthless during this period.

The $6.4 million of net realized gains was from the sale of the equity position in the Company’s Passageways Inc. investment.

The $0.1 million of net realized loss was from the repayment of the structured finance securities in the Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note.

The $2.6 million of net realized gains was from the sale of the equity position in the Company’s Texas Teachers of Tomorrow, LLC investment.

The $1.9 million of net realized gains was from the sale of the equity position in the Company’s V Rental Holdings LLC investment.

Net change in unrealized appreciation (depreciation) on investments

For the nine months ended November 30, 2022, our investments had a net change in unrealized depreciation of $25.7 million versus a net change in unrealized appreciation of $14.1 million for the nine months ended November 30, 2021. The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2022 were the following (dollars in thousands):

Nine Months ended November 30, 2022
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$34,314	$24,325	$(9,989)	$(9,470)
Artemis Wax Corp.	First Lien Term Loan & Equity Interests	64,663	68,576	3,913	2,453
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	3,478	9,091	5,613	2,194
Axero Holdings, LLC	First Lien Term Loan & Equity Interests	10,546	12,506	1,961	1,412
Destiny Solutions Inc.	Equity Interests	3,969	8,743	4,774	1,111
Zollege PBC	First Lien Term Loan & Equity Interests	16,641	15,377	(1,264)	(1,130)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	33,419	42,394	8,975	(1,668)
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	-	-	-	(5,094)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	29,969	19,427	(10,542)	(6,923)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	26,781	(8,421)	(7,312)

The $9.5 million of unrealized depreciation in our investment Pepper Palace, Inc. was driven by overall company performance.

The $2.5 million of unrealized appreciation in our investment in Artemis Wax Corp. was driven by growth and improved financial performance.

The $2.2 million of unrealized appreciation in our investment in Vector Controls Holdings Co., LLC was driven by overall company performance.

The $1.4 million of unrealized appreciation in our investment in Axero Holdings, LLC was driven by growth and improved financial performance.

The $1.1 million of unrealized appreciation in our investment in Destiny Solutions Inc. was driven by growth and improved financial performance.

The $1.1 million of unrealized depreciation in our investment in Zollege PBC was driven by overall company performance.

The $1.7 million of unrealized depreciation in our investment Netreo Holdings, LLC was driven by increased company leverage.

The $5.1 million of unrealized depreciation in our investment PDDS Buyer, LLC was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $6.9 million of unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the increase in discount rates, the impact of changes in LIBOR rates and overall market conditions.

The $7.3 million of unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the increase in discount rates and overall market conditions.

The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2021 were the following (dollars in thousands):

Nine Months ended November 30, 2021
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	YTD Change in Unrealized Appreciation
My Alarm Center, LLC	Equity Interests	$-	$-	$-	$4,686
C2 Educational Systems, Inc.	First Lien Term Loan & Equity Interests	18,979	17,896	(1,083)	1,416
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	24,056	33,934	9,878	4,290
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	22,865	26,400	3,535	2,711
Schoox, Inc.	Equity Interests	476	3,447	2,971	2,971
Top Gun Pressure Washing, LLC	First Lien Term Loan & Equity Interests	10,908	10,995	87	1,154
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	3,969	6,622	2,653	1,626
Village Realty Holdings LLC & V Rental Holdings LLC	First Lien Term Loan & Equity Interests	-	-	-	(2,183)
Passageways, Inc.	First Lien Term Loan & Equity Interests	-	-	-	(2,311)

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

Changes in net assets resulting from operations

For the three months ended November 30, 2022, we recorded a net increase in net assets resulting from operations of $6.0 million. Based on 11,893,173 weighted average common shares outstanding as of November 30, 2022, our per share net increase in net assets resulting from operations was $0.51 for the three months ended November 30, 2022. For the three months ended November 30, 2021, we recorded a net increase in net assets resulting from operations of $8.3 million. Based on 11,450,181 weighted average common shares outstanding as of November 30, 2021, our per share net increase in net assets resulting from operations was $0.73 for the three months ended November 30, 2021.

For the nine months ended November 30, 2022, we recorded a net increase in net assets resulting from operations of $5.5 million. Based on 11,989,811 weighted average common shares outstanding as of November 30, 2022, our per share net decrease in net assets resulting from operations was $0.46 for the nine months ended November 30, 2022. For the nine months ended November 30, 2021, we recorded a net increase in net assets resulting from operations of $37.3 million. Based on 11,312,991 weighted average common shares outstanding as of November 30, 2021, our per share net decrease in net assets resulting from operations was $3.30

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200.0%, reduced to 150.0% effective April 16, 2019 following the approval received from the board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 173.2% as of November 30, 2022 and 209.3% as of February 28, 2022. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Collateral Tests. It is a condition precedent to any borrowing under the Encina Credit Facility that the principal amount outstanding under the Encina Credit Facility, after giving effect to the proposed borrowings, not exceed the Borrowing Base (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

○	Interest Coverage Ratio. The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Encina Credit Facility, to accrued interest and commitment fees payable to the lenders under the Encina Credit Facility for the last 6 payment periods must equal at least 175.0%.

○	Overcollateralization Ratio. The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets (in each case, subject to certain adjustments) to outstanding borrowings under the Encina Credit Facility plus the Unfunded Exposure Amount must equal at least 200.0%.

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

Covenants; Representations and Warranties; Events of Default. The Encina Credit Facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Encina Credit Facility does not contain grace periods for breach by the Company of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Encina Credit Facility include, among other things, the following:

○	failure of the Company to maintain an Interest Coverage Ratio of less than 175.0%;

○	failure of the Company to maintain an Overcollateralization Ratio of less than 200.0%;

○	the filing of certain ERISA or tax liens on assets of the Company or the Equityholder;

○	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

○	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed to replace such key person within 30 days;

○	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed within 30 days.

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

As of November 30, 2022, we had $25.0 million outstanding borrowings under the Encina Credit Facility and $242.6 million of SBA- guaranteed debentures outstanding (which are discussed below).

SBA-guaranteed debentures

In addition, we, through three wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, on March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP, also received a license. On September 29, 2022, our wholly owned subsidiary, Saratoga Investment Corp. SBIC III LP (“SBIC III LP”), also received an SBIC license from the SBA. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

The SBIC LP, SBIC II LP, and SBIC III LP are regulated by the SBA. SBA regulations previously limited the amount that our SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. This maximum has been increased by SBA regulators for new licenses to $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital. SBIC II LP’s SBIC license provides up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. SBIC III LP’s SBIC license provides up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. Our wholly owned SBIC subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, a periodic examination by the SBA. With the third license approval, Saratoga can grow its SBA relationship from $150.0 million to $350.0 million of committed capital.

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

As of November 30, 2022, SBIC LP had $75.0 million in regulatory capital and $67.7 million in SBA-guaranteed debentures outstanding, SBIC II LP had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding and SBIC III LP subsidiary had $35.0 million in regulatory capital and $0.0 million in SBA-guaranteed debentures outstanding.

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

On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes at par. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” with a par value of $25.00 per note and have been delisted following the full redemption on August 31, 2021.

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% 2025 Notes for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million.  The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes.

On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK” and have been delisted following the full redemption on July 14, 2022.

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of our 7.75% 2025 Notes for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% Notes 2025 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the 7.75% 2025 Notes. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per note.

At November 30, 2022, the total 7.75% 2025 Notes outstanding was $5.0 million.

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of our 6.25% Notes 2027.  Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% Notes 2027 mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% Notes 2027 have been capitalized and are being amortized over the term of the 6.25% Notes 2027. The 6.25% Notes 2027 are not listed and have a par value of $25.00 per note.

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

At November 30, 2022, the total 6.25% 2027 Notes outstanding was $15.0 million.

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

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the 4.375% Notes 2026 (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and offering expenses of $0.2 million payable by the Company. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

At November 30, 2022, the total 4.375% Notes 2026 outstanding was $175.0 million.

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of the 4.35% Notes 2027 for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% Notes 2027, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.35% Notes 2027 is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% Notes 2027 mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 4.35% Notes 2027 have been capitalized and are being amortized over the term of the 4.35% Notes 2027.

At November 30, 2022 the total 4.35% Notes 2027 outstanding was $75.0 million.

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of the 6.00% Notes 2027 for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% Notes 2027. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% Notes 2027 is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% Notes 2027 mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $3.3 million related to the 6.00% Notes 2027 have been capitalized and are being amortized over the term of the 6.00% Notes 2027. The 6.00% Notes 2027 are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional offering costs incurred were approximately $0.03 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

At November 30, 2022 the total 6.00% Notes 2027 outstanding was $105.5 million.

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of the 7.00% 2025 Notes for net proceeds of $11.6 million after deducting bond issuance discounts of approximately $0.4 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.05 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

At November 30, 2022 the total 7.00% Notes 2025 outstanding was $12.0 million.

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of the 8.00% 2027 Notes for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.1 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

At November 30, 2022 the total 8.00% Notes 2027 outstanding was $46.0 million.

At November 30, 2022 and February 28, 2022, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2022		February 28, 2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$5,672	0.5%	$47,258	5.4%
Cash and cash equivalents, reserve accounts	41,376	4.0	5,613	0.6
First lien term loans	804,242	76.2	631,573	72.6
Second lien term loans	23,780	4.3	44,385	5.1
Unsecured term loans	20,599	2.0	38,030	4.4
Structured finance securities	38,900	3.8	15,931	1.8
Equity interests	94,513	9.2	87,648	10.1
Total	$1,029,082	100.0%	$870,438	100.0%

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of November 30, 2022, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three and nine months ended November 30, 2022, there were no shares sold pursuant to the equity distribution agreement with the Agents.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged at 1.3 million shares of common stock. As of November 30, 2022, the Company purchased 898,033 shares of common stock, at the average price of $21.65 for approximately $19.5 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2022, the Company purchased 94,071 shares of common stock, at the average price of $23.17 for approximately $2.1 million pursuant to the Share Repurchase Plan. During the nine months ended November 30, 2022, the Company purchased 389,598 shares of common stock, at the average price of $24.64 for approximately $9.6 million pursuant to the Share Repurchase Plan.

On November 15, 2022, the Company declared a dividend of $0.68 per share payable on January 4, 2023, to common stockholders of record on December 15, 2022. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

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

Our asset coverage ratio, as defined in the 1940 Act, was 173.2% as of November 30, 2022 and 209.3% as of February 28, 2022.

Subsequent Events

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of our 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.9 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. The Company has granted the underwriters an option to purchase up to an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023.  The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. We expect to use the net proceeds from this offering to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $1.6 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million.

On January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares to 1.7 million shares of common stock.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2022:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$25,000	$-	$25,000	$-	$-
SBA debentures	242,660	-	15,000	52,660	175,000
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.25% 2027 Notes	15,000	-	-	-	15,000
6.00% 2027 Notes	105,500	-	-	105,500	-
8.00% 2027 Notes	46,000	-	-	46,000	-
Total Long-Term Debt Obligations	$701,160	$-	$57,000	$454,160	$190,000

Off-balance sheet arrangements

As of November 30, 2022 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $77.5 million and $88.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2022 and February 28, 2022 is shown in the table below (dollars in thousands):

	November 30, 2022	February 28, 2022
At Company’s discretion
ActiveProspect, Inc.	$10,000	$-
Artemis Wax Corp.	8,500	3,700
Ascend Software, LLC	5,000	5,000
Axero Holdings, LLC	-	3,000
Davisware, LLC	2,000	2,000
Granite Comfort, LP	5,000	-
JDXpert	5,000	-
LFR Chicken LLC	4,000	10,000
Netreo Holdings, LLC	2,350	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	-	2,800
Saratoga Senior Loan Fund I JV, LLC	8,548	17,500
Sceptre Hospitality Resources, LLC	5,000	1,000
Book4Time, Inc.	-	2,000
Total	58,398	54,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Ascend Software, LLC	4,200	6,500
ARC Health OpCo LLC	773	-
Axero Holdings, LLC	-	2,000
Axero Holdings, LLC - Revolver	500	500
Davisware, LLC	-	1,000
Exigo, LLC - Delayed Draw Term Loan	4,167	-
Exigo, LLC - Revolver	833	-
GDS Software Holdings, LLC	-	2,786
Granite Comfort, LP	500	-
GoReact	500	2,500
JDXpert	1,000	-
Madison Logic, Inc. - Revolver	1,084	1,084
New England Dental Partners	-	4,500
Pepper Palace, Inc. – Delayed Draw Term Loan	2,000	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Zollege PBC	1,000	1,000
LFR Chicken LLC	-	3,000
	19,057	29,370
Total	$77,455	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2022, the Company had cash and cash equivalents of $47.0 million and $25.0 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR, SOFR or BSBY and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR, SOFR or BSBY. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such floating rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Our interest expense is affected by fluctuations in LIBOR only on our Encina Credit Facility. In addition, substantially all of our assets and our Encina Credit Facility have LIBOR transition language to include the use of an acceptable replacement rate, such as SOFR or BSBY. At November 30, 2022, we had $676.2 million of borrowings outstanding. In addition, there were $25.0 million borrowings outstanding under the Encina Credit Facility as of November 30, 2022.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2022 were to remain constant for a full fiscal year and no actions were taken to alter the current interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $8.6 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $8.6 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2022.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Interest	Investment	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	$(8,587)	$250	$(8,337)	$(6,670)	$(0.56)
-50	(4,294)	125	(4,169)	(3,335)	(0.28)
-25	(2,147)	63	(2,084)	(1,667)	(0.14)
25	2,147	(63)	2,084	1,667	0.14
50	4,294	(125)	4,169	3,335	0.28
100	8,587	(250)	8,337	6,670	0.56
200	17,175	(500)	16,675	13,340	1.11
300	25,762	(750)	25,012	20,010	1.67
400	34,349	(1,000)	33,349	26,679	2.23

* Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended November 30, 2022 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).
3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).
3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).
3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)
4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).
4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).
4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).
4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).
4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025*
4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027*
4.8	Eighth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).
4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).
4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).
4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 7.00% Notes due 2025*
4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).
4.13	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).
4.14	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).
4.15	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).
4.16	Form of 4.375% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).
4.17	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).
4.18	Form of 7.00% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).
4.19	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).
10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).
10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).
10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).
10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).
10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).
10.9	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equity holder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).
10.10	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).
10.11	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).
10.12	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).
10.13

Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated July 9, 2020 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.14

First Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated January 28, 2021 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.15

Second Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated September 8, 2022 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

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

SARATOGA INVESTMENT CORP.

Date: January 10, 2023	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer