Form 10-K
period 2023-02-28
SARATOGA INVESTMENT CORP.
filed 2023-05-02
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
6.00% Notes due 2027	SAT	The New York Stock Exchange
8.00% Notes due 2027	SAJ	The New York Stock Exchange
8.125% Notes due 2027	SAY	The New York Stock Exchange
8.50% Notes due 2027	SAZ	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2022 was approximately $211.1 million based upon a closing price of $24.28 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 1, 2023 was 11,861,318.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, and Saratoga Investment Corp. SBIC III LP, unless the context otherwise requires. We refer to Saratoga Investment Advisors, LLC, our investment adviser, as “Saratoga Investment Advisors,” the “Investment Adviser” or the “Manager.”

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

We have based the forward-looking statements included in this Annual Report information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements occurring after the date of this Annual Report, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

i

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of interest rate volatility, including the decommissioning of LIBOR, on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this Annual Report under Item 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

ii

iii

PART I

ITEM 1. BUSINESS

General

We are a specialty finance company that provides customized financing solutions to U.S middle-market businesses. We primarily invest in senior and unitranche leveraged loans and mezzanine debt and, to a lesser extent, equity issued by private U.S. middle-market companies, which we define as companies having annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) under $50 million, both through direct lending and through participation in loan syndicates. Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. Our investments generally provide financing for change of ownership transactions, strategic acquisitions, recapitalizations and growth initiatives in partnership with business owners, management teams and financial sponsors. Our investment activities are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle-market private equity investment firm.

Our portfolio is comprised primarily of investments in leveraged loans issued by middle-market companies. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt with below investment grade or “junk” ratings or, if not rated, would be rated below investment grade or “junk” and, as a result, carry a higher risk of default. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. Term loans are loans that do not allow the borrowers to repay all or a portion of the loans prior to maturity and then re-borrow such repaid amounts under the loan again. We also invest in mezzanine debt and make equity investments in middle-market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company.

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle-market companies, we may invest up to 30.0% of our portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded, joint ventures and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of Investment Company Act of 1940, as amended (“1940 Act”), which includes private equity funds, to no more than 15% of its net assets.

As of February 28, 2023, we had total assets of $1,078.2 million and investments in 49 portfolio companies, excluding an investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $21.2 million as of February 28, 2023, investments in the Class F-2-R-3 Note of the Saratoga CLO which as of February 28, 2023 had a fair value of $8.8 million, and investments in the Saratoga Senior Loan Fund I JV LLC (“SLF JV”) and its subsidiaries, a joint venture which as of February 28, 2023 had a fair value of $42.1 million. The overall portfolio composition as of February 28, 2023 consisted of 82.1% of first lien term loans, 1.5% of second lien term loans, 2.1% of unsecured loans, 4.3% of structured finance securities and 10.0% of equity interests. As of February 28, 2023, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note was approximately 12.1%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 28, 2023, our total return based on market value was 10.35% and our total return based on net asset value (“NAV”) per share was 9.46%. As of February 28, 2022, our total return based on market value was 28.19% and our total return based on NAV was 15.88%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on NAV is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 28, 2023, approximately 96.94% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2023, was composed of $658.0 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, or, if we obtain the required approvals from our directors who are note “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”) and/or stockholders, 150%. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including, a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019.

We have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our stockholders if we meet certain source-of-income, annual distribution and asset diversification requirements.

In addition, we have three wholly owned subsidiaries that are each licensed as a small business investment company (“SBIC”) and regulated by the Small Business Administration (“SBA”). On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC LP (“SBIC LP”), received a small business investment company (“SBIC”) license from the Small Business Administration (the “SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. On September 29, 2022, our wholly owned subsidiary, Saratoga Investment Corp. SBIC III LP (“SBIC III LP” and, together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), also received an SBIC license from the SBA, which provides up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. As a result, Saratoga’s SBA relationship increased from $325.0 million to $350.0 million of committed capital. The SBIC Subsidiaries are regulated by the SBA. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. Our wholly owned SBIC Subsidiaries are able to borrow funds from the SBA against the SBIC’s regulatory capital (which generally approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. See “Item 1. Business—Small Business Investment Company Regulations.”

We received exemptive relief from the U.S. Securities and Exchange Commission (the “SEC”) to permit us to exclude the senior securities issued by the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $350.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

The Company has established wholly owned subsidiaries, SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities. The entities are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies. These entities are consolidated for accounting purposes but are not consolidated for U.S. income tax purposes and may incur U.S income tax expense as a result of their ownership of portfolio companies.

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally. The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of February 28, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. For the year ended February 28, 2023, the Company earned $0.6 million of interest income related to SLF JV, which is included in interest income. SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was due and payable in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing. The Company has determined that SLF JV is an investment company under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

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

The Company formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), to enter into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility”). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on the Company’s existing revolving credit facility with Madison Capital Funding, LLC were repaid and the revolving credit facility terminated. On January 27, 2023, among other things, the borrowings available under the Encina Credit Facility was increased from up to $50.0 million to up to $65.0 million, the underlying benchmark rate used to compute interest changed from LIBOR to Term SOFR for one-month tenor plus a 0.10% credit spread adjustment; the applicable effective margin rate on borrowings increased from 4.00% to 4.25% and the maturity date was extended from October 4, 2024 to January 27, 2026.

As noted above, our wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively.

On October 26, 2021, the Company and TJHA JV I LLC entered into a Limited Liability Company Agreement to co-manage the SLF JV. SLF JV is a joint venture that invests in the debt or equity interests of collateralized loan obligations, loans, notes and other debt instruments.

Our corporate offices are located at 535 Madison Avenue, New York, New York 10022. Our telephone number is (212) 906-7800. We maintain a website on the Internet at www.saratogainvestmentcorp.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 35, 33, 36 and 26 years of experience in leveraged finance, respectively, and the Chief Financial Officer and Chief Compliance Officer, Henri Steenkamp, who has 24 years of experience in financial services and leveraged finance. Our Investment Adviser is affiliated with Saratoga Partners, a middle-market private equity investment firm. Saratoga Partners was established in 1984 to be the middle-market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read & Co. Inc. and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 34-year history of private investments in middle-market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, with automatic, one-year renewals, to be approved at an in-person meeting of the board of directors, a majority of whom must be independent directors. Our board of directors approved the renewal of the Management Agreement for an additional one-year term at an in-person meeting held on July 5, 2022. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties.

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

Investments

Our portfolio is comprised primarily of investments in leveraged loans (both first and second lien term loans) issued by middle-market companies. Investments in middle-market companies are generally less liquid than equivalent investments in companies with larger capitalizations. These investments are sourced in both the primary and secondary markets through a network of relationships with commercial and investment banks, commercial finance companies and financial sponsors. The leveraged loans that we purchase are generally used to finance buyouts, strategic acquisitions, growth initiatives, recapitalizations and other types of transactions. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt which are invested by companies with below investment grade or “junk” ratings or, if not rated, would be rated below investment grade or “junk” and, as a result, carry a higher risk of default. Leveraged loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests. For a discussion of the risks pertaining to our secured investments, see Part I. Item 1A. “Risk Factors—Our investments may be risky, and you could lose all or part of your investment.”

As part of our long-term strategy, we also invest in mezzanine debt and make equity investments in middle-market companies. Mezzanine debt is typically unsecured and subordinated to senior debt of the portfolio company. See Part I. Item 1A. “Risk Factors—If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event our portfolio companies default on their indebtedness.”

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2023, 77.0% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 28, 2023, 22.5% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 46.4% of such investments elected to pay a portion of interest due in PIK. In addition, 96.9% of our debt investments at February 28, 2023, had variable interest rates that reset periodically based on benchmarks such as LIBOR, BSBY, SOFR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business—Business Development Company Regulations – Qualifying Assets.”

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle-market companies, we may invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, private equity, securities of public companies that are not thinly traded, joint ventures and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15% of its net assets.

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

Opportunistic Investments

Opportunistic investments may include investments in distressed debt, which may include securities of companies in bankruptcy, debt and equity securities of public companies that are not thinly traded, emerging market debt, structured finance vehicles such as collateralized loan obligation funds and debt of middle-market companies located outside the United States.

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

Pursuant to its terms, the investment period for Saratoga CLO ended in January 2013, and certain restrictions in such terms limited portfolio reinvestment. As a result, the Company determined that it was in its best interest to refinance Saratoga CLO given its investment attractiveness, and has refinanced this multiple times since then. The Company did not originate any of the loan assets included in the formation of Saratoga CLO, nor has it done so since the subsequent refinancing transactions. Moreover, the Company does not expect to originate any of the loans in the Saratoga CLO portfolio prospectively. The Company has from time to time co-invested in loans with the Saratoga CLO. The Company currently has no co-investments between it and Saratoga CLO.

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

The Saratoga CLO investment period was initially refinanced in October 2013 and its reinvestment period extended to October 2016. On November 15, 2016, we completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018. On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the non-call period and reinvestment period to January 20, 2020 and January 20, 2021, respectively, and extended its legal final date to January 20, 2030. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. As part of the refinancing of its liabilities, we also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches of the Saratoga CLO at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. We also redeemed our existing $4.5 million aggregate principal amount of the Class F Notes tranche of the Saratoga CLO at par. The Class F-R-2 Notes and Class G-R-2 Notes tranches are the seventh and eighth tranches in the capital structure of Saratoga CLO and are subordinated to the other debt classes of Saratoga CLO, respectively. The Class F-R-2 and Class G-R-2 tranches are senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $2.5 million Class F-R-2 tranche and $7.5 million Class G-R-2 tranche and ahead of the aggregate principal amount of our position in the subordinated notes, with respect to priority of payments in the event of a default or a liquidation. We also purchased an aggregate principal amount of $39.5 million of subordinated notes, which is in addition to the $30.0 million of subordinated notes issued in 2013 that were reset with an extended legal final date to January 20, 2030. Following the refinancing, Saratoga Investment Corp. owns 100% of the Class F-R-2, Class G-R-2 and the subordinated notes of the Saratoga CLO. On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full. After the reinvestment period ends in April 2024, the Company will consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO which extends the investment period of the CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. If Saratoga CLO is unable to refinance its indebtedness by April 2024, then Saratoga CLO will be required to use investment repayments by portfolio companies received thereafter to repay its outstanding indebtedness.

At February 28, 2023, the aggregate fair value of our investments in Saratoga Investment Corp. CLO 2013-1 F-2-R-3 Notes and subordinated notes of the Saratoga CLO was $8.8 million and $21.2 million, respectively.

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

As of February 28, 2023, the Saratoga CLO portfolio consisted of $658.0 million in aggregate principal amount of primarily senior secured first lien term loans. At February 28, 2023, 96.2% of the Saratoga CLO portfolio consisted of such loans to 345 borrowers with an average exposure to each borrower of $1.8 million. The weighted average maturity of the portfolio is 4.36 years. In addition, Saratoga CLO held $23.8 million in cash at February 28, 2023. Our investments in the Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has an aggregate cost basis of approximately $32.3 million, which is net of all principal payments made by Saratoga CLO on the Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021.

On October 26, 2021, the Company and TJHA JV I LLC entered into the LLC Agreement to co-manage SLF JV. SLF JV is a joint venture that invests in the debt or equity interests of collateralized loan obligations, loans, notes and other debt instruments. As of February 28, 2023, the Company has membership interests with a fair value of $13.1 million and an unsecured loan with a fair value of $17.6 million in the SLF JV, and an investment in the Class E notes of the SLF JV’s wholly owned CLO (“SLF 2022”) with a fair value of $11.4 million. As of February 28, 2023, the SLF JV has an investment in the subordinated debt of SLF 2022 with a fair value of $34.3 million.

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

Valuation process

We account for our investments at fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as determined in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our consolidated financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and an independent valuation firm engaged by our board of directors. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with the senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO, the Class F-2-R-3 Notes tranche of the Saratoga CLO and the Class E Notes tranche of the SLF 2022 every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and our Investment Adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment in good faith based on the input of our Investment Adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our NAV could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted new Rule 2a-5 under the 1940 Act (“Rule 2a-5”) that establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”) that provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

In order to maintain our tax treatment as a RIC, we generally must, for each fiscal year, timely distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to a non-deductible 4% U.S. federal excise tax to the extent we do not distribute during the calendar year at least (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2022 calendar year, the Company did not make sufficient distributions such that we did incur the U.S. federal excise tax. We may elect to not distribute a portion of our ordinary income for the 2023 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2023, if any, and, if we do so, we would expect to incur U.S. federal excise taxes as a result.

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

Competition

Our primary competitors in providing financing to private middle-market companies include public and private investment funds (including private equity funds, mezzanine funds, BDCs and SBICs), commercial and investment banks and commercial financing companies. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense, and in the past couple of years we believe there has been an increase in the amount of debt capital available on average. This has resulted in a somewhat more competitive environment for making new investments. Many middle-market companies are still unable to raise senior debt financing through traditional large financial institutions, and we believe this approach to financing remains difficult as implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have deemphasized their service and product offerings to middle-market companies in particular.

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

The Management Agreement with Saratoga Investment Advisors was approved by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. Subsequent to then, our board of directors has approved the renewal of the Management Agreement annually for an additional one-year term every year, with the last renewal approved at an in-person meeting on July 5, 2022.

In approving renewal of the Management Agreement for an additional one-year term, the directors considered, among other things, (i) the nature, extent and quality of the advisory and other services to be provided to us by Saratoga Investment Advisors; (ii) our investment performance and the investment performance of Saratoga Investment Advisors; (iii) the expected costs of the services to be provided by Saratoga Investment Advisors (including management fees, advisory fees and expense ratios) as compared to other companies within the industry, and the profits expected to be realized by Saratoga Investment Advisors; (iv) the limited potential for economies of scale in investment management associated with managing us; and (v) Saratoga Investment Advisors estimated pro forma profitability with respect to managing us.

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

We bear all costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our NAV (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Investment Adviser payable to third parties, including agents, consultants or other advisers, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Investment Adviser payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

Duration and Termination

The Management Agreement will remain in effect continuously, unless terminated under the termination provisions of the Management Agreement. The Management Agreement provides that it may be terminated at any time, without the payment of any penalty, upon 60 days written notice, by the vote of stockholders holding a majority of our outstanding voting securities, or by the vote of our directors or by Saratoga Investment Advisors.

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

Administration Agreement

Pursuant to a separate Administration Agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the Administration Agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party. Our board of directors, including a majority of independent directors, will annually review the compensation we pay to the Adviser to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and any proposed allocation of administrative expenses among us and any affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of the administrative services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable funds. Most recently, on July 5, 2022, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $3.0 million to $3.275 million effective August 1, 2022.

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

Business Development Company Regulations

We have elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be independent directors. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC, unless approved by “a majority of our outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of such company’s stock present at a meeting if more than 50.0% of the outstanding stock of such company is present and represented by proxy or (ii) more than 50.0% of the outstanding stock of such company.

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

Temporary investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset-diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Common stock

We are generally not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act.

Code of ethics

As a BDC, we and Saratoga Investment Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at www.sec.gov. Our code of ethics is also available on our corporate governance webpage at http://ir.saratogainvestmentcorp.com/corporate-governance.

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

Small Business Investment Company Regulations

Our wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively.

The SBIC licenses allows our SBIC Subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi- annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under current SBA regulations, eligible small businesses include businesses (together with their affiliates) that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (including its affiliates) that has a tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

The SBIC Subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC Subsidiaries will receive SBA-guaranteed debenture funding, which is dependent upon each SBIC Subsidiary continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to each SBIC Subsidiary’s assets over our stockholders and debtholders in the event we liquidate such SBIC Subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC Subsidiary upon an event of default.

We received exemptive relief from the SEC to permit it to exclude the senior securities of the SBIC Subsidiaries from the definition of senior securities in the asset coverage requirement under the 1940 Act. This allows us increased flexibility under the asset coverage requirement by permitting it to borrow up to $350.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

For two or more SBIC’s under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. Our wholly owned SBIC Subsidiaries may borrow funds from the SBA against its respective regulatory capital (which generally approximates equity capital) that is paid in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. The SBIC Subsidiaries have $237.0 million of committed capital on an aggregate basis. SBA regulations currently limit the amount of SBA-guaranteed debentures that an individual SBIC may issue to $150.0 million when it has at least $75.0 million in regulatory capital.

As of February 28, 2023, we have funded SBIC LP with an aggregate total of $75.0 million of equity capital and have $27.0 million of SBA guaranteed debentures outstanding. We have funded SBIC II LP with an aggregate total of $87.5 million of equity capital and have $175.0 million of SBA-guaranteed debentures outstanding and we have funded SBIC III LP with an aggregate total of $35.0 million of equity capital and have $0.0 million of SBA-guaranteed debentures outstanding.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.

Our Internet address is www.saratogainvestmentcorp.com. We make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. In addition to other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set forth below are the principal risks with respect to the Company generally and with respect to BDCs, they may not be the only risks we face. This section nonetheless describes the principal risk factors associated with investment in the Company specifically, as well as those factors generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to the Company’s. If any of the risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our securities could decline and you may lose all or part of your investment.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities. These and other risk factors are described more fully in this “Item 1A. Risk Factors.”

Risks Related to Our Business and Structure

●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

●	Inflation may adversely affect the business results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

●	We are currently operating in a period of capital markets disruption and economic uncertainty.

●	Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Risks Related to the Current Environment

●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

●	Inflation may adversely affect the business results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

●	We are currently operating in a period of capital markets disruption and economic uncertainty.

●	Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Risks Related to Our Adviser and Its Affiliates

●	We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, or there is a decline in the value of our portfolio.

●	The way in which the base management and incentive fees under the Management Agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our best interests.

●	Saratoga Investment Advisors’ liability is limited under the Management Agreement and we will indemnify Saratoga Investment Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

●	Our ability to enter into transactions with our affiliates is restricted.

Risks Related to Our Investments

●	A majority of our debt investments are not required to make principal payments until the maturity of such debt securities and are generally riskier than other types of loans.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.

●	Investments in equity securities involve a substantial degree of risk.

Risks Related to Our Common Stock

●	We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

●	Due to current market conditions, we may defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

●	The market price of our common stock may fluctuate significantly.

●	There is a risk that you may not receive distributions or that our distributions may not grow over time.

Risks Related to Our Notes

●	The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Encina Credit Facility.

●	An active trading market for the Public Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.

●	Public health threats may affect the market for the Public Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

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

As of February 28, 2023, there were $32.5 million outstanding borrowings under the Encina Credit Facility. As of February 28, 2023, we had issued $202.0 million in SBA-guaranteed debentures and our $12.0 million principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”), our $5.0 million principal amount of 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”), our $175.0 million principal amount of 4.375% fixed-rate notes due in 2026 (the “4.375% 2026 Notes”), our $75.0 million principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”), our $105.5 million principal amount of 6.00% fixed-rate notes due in 2027 (the “6.00% 2027 Notes”), our $15.0 million principal amount of 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”) our $46.0 million principal amount of 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”), and our $60.375 million principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes” and together with the 6.00% 2027 Notes and the 8.00% 2027 Notes, the “Public Notes”). Together, the 7.00% 2025 Notes, the 7.75% 2025 Notes, the 4.35% 2027 Notes, the 6.00% 2027 Notes, the 6.25% 2027 Notes, the 8.00% 2027 Notes, and the 8.125% 2027 Notes are referred to as the “Notes”. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Encina Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

As a BDC, we are generally permitted to issue senior securities only in amounts such that our asset coverage ratio equals at least 150% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the senior securities of SBIC I LP’s, SBIC II LP’s and SBIC III LP’s under the terms of our SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(net of expenses)

Assumed Return on Portfolio (Net of Expenses)	-10.0%	-5.0%	0%	5%	10%
Corresponding Return to Common Stockholder (1)	-37%	-23%	-9%	5%	19%

(1)	Assumes $977.2 million in average total assets, $619.50 million in average debt outstanding, $351.4 million in average net assets and an average interest rate of 5.1%. Actual interest payments may be different. The various return scenarios above exclude borrowing costs, which are then separately deducted from the net return to common stockholders calculated base on average debt outstanding and average interest rate.

Substantially all of SIF II’s and each SBIC Subsidiary’s assets are subject to security interests under our Encina Credit Facility or claims of the SBA with respect to SBA-guaranteed debentures we may issue and if we default on our obligations thereunder, we may suffer adverse consequences, including the foreclosure on our assets.

Substantially all of SIF II’s and each SBIC Subsidiary’s assets are pledged as collateral under the Encina Credit Facility or are subject to a superior claim over the holders of our common stock or the Notes by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Encina Credit Facility or the SBA-guaranteed debentures, Encina Lender Finance, LLC and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

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

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. In addition, in response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. An increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate. If general interest rates rise, there is also a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the ICE Benchmark Administration (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight, 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

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

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. The LIBOR Act Regulation ZZ could apply to certain our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

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

Legislative or other actions relating to taxes could have a negative effect on the Company and its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect the Company, its investments or its investors. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the impact of the status of any legislative, regulatory or administrative developments and proposals and their potential effect on your investment in our securities.

There is uncertainty surrounding potential legal, regulatory and policy changes by the current presidential administration and Congress in the United States that may directly affect financial institutions and the global economy.

Following the November 2022 elections in the United States, the Democratic Party controls the Presidency and the Senate, with the Republican Party controlling the House of Representatives. Despite political tensions and uncertainty in a divided legislature, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics or other serious public health events, such as the ongoing COVID-19 pandemic;

●	events arising from local or larger scale political or social matters, including terrorist acts;

●	acts of war; and

●	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61, of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Saratoga Investment Advisors and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, unauthorized access, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our investment advisor’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. Cybersecurity failures or breaches by Saratoga Investment Advisors and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently maintain insurance coverage relating to cybersecurity risks; however, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers may be impacted by operating restrictions in response to COVID-19, which may include requiring employees to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

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

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or issue warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and the holders of a majority of our outstanding voting securities have approved such issuances within the prior year. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to NAV, this restriction could adversely affect our ability to raise capital. We do not currently have stockholder approval of issuances below NAV.

Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, on March 23, 2018, the Small Business Credit Availability Act modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the 1940 Act, we were allowed to increase our leverage capacity once the majority of our independent directors approved an increase in our leverage capacity, with such approval becoming effective after one year. On April 16, 2018, our board of directors, including a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Increased leverage may also cause a downgrade of our credit rating. Leverage is generally considered a speculative investment technique. See “Risk Factors—Risks Related to Our Business and Structure—We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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

We intend to maintain our qualification as a RIC under the Code. As a RIC, we are not subject to U.S. federal income tax on our income (including realized gains) that is timely distributed to our stockholders, provided that we satisfy certain source-of-income, annual distribution and asset–diversification requirements.

The source-of-income requirement is satisfied if we derive at least 90% of our annual gross income from interest, dividends, payments with respect to certain securities loans, gains from the sale or other disposition of securities or options thereon or foreign currencies, or other income derived with respect to our business of investing in such securities or currencies, and net income from interests in “qualified publicly traded partnerships,” as defined in the Code.

The annual distribution requirement generally is satisfied if we timely distribute to our stockholders on an annual basis an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. We are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under our borrowing agreements that could, under certain circumstances, restrict us from making the required distributions. In such case, if we are unable to obtain cash from other sources or are prohibited from making distributions, we may be subject to U.S. federal income tax at corporate rates.

The asset-diversification requirements will be satisfied if we diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer, (b) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of certain publicly traded partnerships.

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. Also, as a BDC, we generally are not permitted to issue equity securities priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our NAV and share price could decline.

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

A number of entities compete with us to make the types of investments that we make in private middle-market companies. We compete with other BDCs, public and private funds (including SBICs), commercial and investment banks, commercial financing companies, insurance companies, high-yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments that could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objective.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Although we seek to maintain a diversified portfolio in accordance with our business strategies, to the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset-diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause the NAV of our common stock to decline.

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

Substantially all of our portfolio is, and we expect will continue to be, comprised of investments that are not publicly traded. The value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors. Saratoga Investment Advisors may utilize the services of an independent valuation firm to aid it in determining fair value of investments for which market quotations are not readily available. The types of factors that may be considered in valuing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, market yield trend analysis, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our NAV could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

Our wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBIC requirements may cause our SBIC subsidiaries to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, SBA regulations require that an SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of an SBIC. If our SBIC Subsidiaries fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC Subsidiaries are our wholly owned subsidiaries. Any failure to comply with SBA regulations may hinder our ability to take advantage of our SBIC subsidiaries’ access to SBA-guaranteed debentures, which could have an adverse effect on our operations.

RISKS RELATED TO THE CURRENT ENVIRONMENT

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide.

On January 31, 2020, the United Kingdom ended its membership in the European Union, referred to as “Brexit.” Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the European Union. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the United Kingdom and the European Union unilaterally in due course. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, on December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or European Union.

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022 (see “Terrorist attacks, acts of war, or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition” for more information). Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies.

The economic conditions caused by the COVID-19 pandemic could have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; and (iii) greater volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

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

While we intend to continue to source and invest in new loan transactions to U.S. middle-market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

If economic conditions caused by the COVID-19 pandemic continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. While economic activity is well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. Additionally, continued travel restrictions may prolong the global economic downturn.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle-market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including an increase in the federal debt ceiling in December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. [The December 2021 legislation suspends the debt ceiling through 2023, unless Congress takes legislative action to further extend or defer it..]

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns) and may be unable to repay our debt investments during these periods. As a result of among other things, the global outbreak of COVID-19, elevated levels of inflation, and a rising interest rate environment, economic markets have been disrupted, and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Saratoga Investment Advisors’ liability is limited under the Management Agreement and we will indemnify Saratoga Investment Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

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

As of February 28, 2023, 77% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

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

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 28, 2023, 22.5% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 46.4% of such investments elected to pay a portion of interest due in PIK. As of February 28, 2023, 6.9% of the Company’s interest-only loans are loans that pay contractual PIK interest only.

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

At February 28, 2023, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $21.2 million and constituted 2.2% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2023, was composed of $656.9 million in aggregate principal amount of primarily senior secured first lien term loans and $23.8 million in uninvested cash. In addition, as of February 28, 2023, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes with a fair value of $8.8 million in the Saratoga CLO, that only rank senior to the subordinated notes. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $658.0 million aggregate principal amount of debt, as of February 28, 2023 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

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

Saratoga CLO has senior loan portfolios that may be concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2023, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 18.90% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in business service represented approximately 10.9% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

Ratings agencies have undergone reviews of CLO tranches and their broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. Such downgrades of broadly syndicated loans, as well as downgrades of broadly syndicated loans in the future, could adversely impact the financial performance of Saratoga CLO, thereby limiting Saratoga CLO’s ability to pay equity distributions and subordinated management fees to the Company in the future. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty with respect to Saratoga CLO’s financial performance and ability to pay equity distributions and subordinated management fees to the Company in the future.

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

In addition, private middle-market companies in which we invest are exposed to a number of significant risks, including:

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

As of February 28, 2023, our investments in the Healthcare Software industry represented approximately 12.2% of the fair value of our portfolio and our investments in the IT Services industry represented approximately 9.0% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Software-as-a-Service industry could materially adversely affect our financial results.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. As a result, our SAAS portfolio companies may incur significant operating losses and negative cash flows because of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Because our SAAS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections. There is often less collateral securing our loans to these companies as compared to our other portfolio companies, which could impair our ability to be repaid if the portfolio companies default on their obligations or otherwise encounter financial difficulties. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SAAS industry encounter financial difficulty and fail to repay their obligations. As of February 28, 2023, our current total investments in SAAS companies were $596.4 million, or 61.3% of total investments.

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

Due to the current market conditions, we may defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be treated a RIC for U.S. federal income tax purposes as under Subchapter M of the Code. In order to maintain our tax treatment as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to US federal income tax at corporate rates on our investment company taxable income and net capital gains (i.e., realized net long- term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we do not timely distribute to shareholders. In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our net ordinary income for the calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current calendar year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax at corporate rates. Under these spillover dividend procedures, because our taxable year ends on February 28 or 29, we may defer distribution of income earned during the current taxable year until February of the following taxable year. For example, we may defer distributions of income earned during the year ended February 28, 2023 until as late as February 28, 2024. If we choose to carry-over this distribution of income in the form of a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein) we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. (see “We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” for more information).

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

●	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

●	failure to qualify for RIC tax treatment;

●	changes in the value of our portfolio of investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	departure of any of Saratoga Investment Advisors’ key personnel;

●	operating performance of companies comparable to us;

●	general economic trends and other external factors; or

●	loss of a major funding source.

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

Our common stock may trade at a discount to our NAV per share.

Common stock of BDCs, as closed-end investment companies, frequently trade at a discount to NAV. Our common stock has traded at a discount to our NAV since shortly after our initial public offering. The risk that our common stock may continue to trade at a discount to our NAV is separate and distinct from the risk that our NAV per share may decline.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our board of directors makes certain determinations. We do not currently have stockholder approval of issuances below NAV.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

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

In addition, if the subscription price, warrant price or convertible debt price is less than our NAV per share of common stock at the time of such offering, then our stockholders would experience an immediate dilution of the aggregate NAV of their shares as a result of the offering. The amount of any such decrease in NAV is not predictable because it is not known at this time what the subscription price, warrant price, convertible debt price or NAV per share will be on the expiration date of such offering or what proportion of our common stock will be purchased as a result of any such offering. The risk of dilution is greater if there are multiple rights offerings. However, our board of directors will make a good faith determination that any offering of subscription rights, warrants or convertible debt would result in a net benefit to existing stockholders.

Finally, our common stockholders will bear all costs and expenses incurred by us in connection with any proposed offering of subscription rights, warrants or convertible debt that are exchangeable for our common stock, whether or not such offering is actually completed by us.

RISKS RELATED TO OUR NOTES

The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Encina Credit Facility.

The Notes are not secured by any of our assets or any of the assets of any of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any existing and future secured indebtedness we or our subsidiaries have outstanding (including our Encina Credit Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we have granted or subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under our Encina Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of February 28, 2023, there was $32.5 million outstanding borrowings under the Credit Facility and we had the ability to borrow up to $65.0 million under the Encina Credit Facility, subject to certain conditions. The Encina Credit Facility is secured by substantially all of the assets of SIF II, our wholly owned subsidiary.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our existing or future indebtedness of our subsidiaries, including the SBA-guaranteed debentures. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes. As of February 28, 2023, we had $202.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the SBA-guaranteed debentures is structurally senior to the Notes.

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

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes is issued do not contain cross-default provisions that are contained in the Encina Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels and prices of the Notes.

We may not be able to repurchase the 4.375% 2026 Notes and the 4.35% 2027 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the relevant indenture), holders of the 4.375% 2026 Notes and the 4.35% 2027 Notes may require us to repurchase for cash some or all of the 4.375% 2026 Notes and the 4.35% 2027 Notes, respectively, at a repurchase price equal to 100% of the aggregate principal amount of the 4.375% 2026 Notes and the 4.35% 2027 Notes, respectively, being repurchased, plus their respective accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the 4.375% 2026 Notes and the 4.35% 2027 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered 4.375% 2026 Notes and the 4.35% 2027 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the respective indenture governing the 4.375% 2026 Notes and the 4.35% 2027 Notes, respectively, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 4.375% 2026 Notes and the 4.35% 2027 Notes exercise their respective right to require us to repurchase the 4.375% 2026 Notes and the 4.35% 2027 Notes, respectively, upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

An active trading market for the Public Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.

Although each of the 6.00% 2027 Notes, 8.00% 2027 Notes, 8.125% 2027 Notes, and the 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) are listed on the NYSE under the symbol “SAT”, “SAJ”, “SAY”, and “SAZ”, respectively, we cannot provide any assurances that an active trading market will develop or be maintained for the Public Notes or that the Public Notes will be able to be sold. At various times, the Public Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the Public Notes, or that the Public Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the Public Notes may be harmed. At the same time, the trading market for the Public Notes may also be very volatile, and many of the risk factors related to our common stock and outlined above in “Risks Related to Our Common Stock” could also be applicable to the Public Notes.

Terms relating to redemption may materially adversely affect the return on our Notes.

Subject to their terms, we may redeem the Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option.   The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The 8.50% 2028 Notes mature on April 15, 2028 and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option.

The 4.375% 2026 Notes are redeemable, in whole or in part, at any time at our option prior to November 28. 2025, at par plus a “make-whole” premium, and thereafter at par. The 4.35% 2027 Notes are redeemable, in whole or in part, at any time at our option prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par.

The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option, at par plus a “make-whole” premium, and thereafter at par. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment, at par plus a “make-whole” premium, and thereafter at par.  The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024, at par plus a “make-whole” premium, and thereafter at par.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Encina Credit Facility, indenture governing each of the Notes or other indebtedness to which we may be a party that is not waived by the required lenders or the holders, and the remedies sought by the lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness (including the Encina Credit Facility and the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Encina Credit Facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the Notes, which could further limit our ability to repay our debt, including the Notes.

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

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may, in the future, need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Encina Credit Facility, the holders of the respective Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Encina Credit Facility, the Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or the holders thereof. If this occurs, we would be in default under the Encina Credit Facility, the Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties important to our operations, however, an affiliate of our Investment Adviser leases office space for our executive offices at 535 Madison Avenue, New York, New York 10022.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our wholly owned subsidiaries are currently subject to any material legal proceedings. From time to time, we, our consolidated subsidiaries and/or Saratoga Investment Advisors may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business also is subject to extensive regulation, which may result in regulatory proceedings against us.

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

			Price Range
	NAV(1)		High	Low	Percentage of High Closing Sales Price as a Premium (Discount) to NAV(2)	Percentage of Low Closing Sales Price as a Premium (Discount) to NAV(2)
Fiscal Year Ending February 28, 2024
First Quarter through May 1, 2023	$	*	$27.76	$22.82	*	*.
Fiscal Year Ended February 28, 2023
First Quarter		$28.69	$28.31	$24.98	(1.3)%	(12.9)%
Second Quarter		$28.27	$26.95	$22.70	(4.7)%	(19.7)%
Third Quarter		$28.25	$27.16	$20.36	(3.9)%	(27.9)%
Fourth Quarter		$29.17	$27.77	$25.02	(4.8)%	(14.2)%
Fiscal Year Ended February 28, 2022
First Quarter		$28.70	$26.54	$22.66	(7.5)%	(21.1)%
Second Quarter		$28.97	$28.90	$25.70	(0.2)%	(11.3)%
Third Quarter		$29.17	$29.80	$27.19	2.2%	(6.8)%
Fourth Quarter		$29.32	$29.51	$25.20	0.6%	(14.1)%

*	Net asset value has not yet been calculated for this period.

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices.

(2)	Calculated as the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.

Summarized Financial Highlights

The following table summarizes ten years of financial highlights:

	For the year ended
Per share data	February 28, 2023	February 28, 2022	February 28, 2021	February 29, 2020	February 28, 2019
Net asset value at beginning of period	$29.33	$27.25	$27.13	$23.62	$22.96
Adoption of ASC 606	-	-	-		(0.01)
Net asset value at beginning of period, as adjusted	29.33	27.25	27.13	23.62	22.95
Net investment income(1)	2.94	1.74	2.07	1.59	2.60
Net realized and unrealized gains (losses) on investments(1)	(0.75)	2.46	(0.74)	4.56	0.03
Realized losses on extinguishment of debt*	(0.13)	(0.21)	(0.01)	(0.17)	-
Net increase in net assets resulting from operations	2.06	3.99	1.32	5.98	2.63
Distributions declared from net investment income	(2.28)	(1.93)	(1.23)	(2.21)	(2.06)
Total distributions to stockholders	(2.28)	(1.93)	(1.23)	(2.21)	(2.06)
Issuance of common stock above net asset value(2)	-	-	-	-	0.15
Repurchases of common stock(3)	0.17	0.01	0.13	-	-
Dilution(4)	(0.10)	-	(0.10)	(0.26)	(0.05)
Net asset value at end of period	$29.18	$29.33	$27.25	$27.13	$23.62

Per share market value at end of period	$27.55	$27.47	$23.08	$22.91	$23.04
Total return based on market value(5)	10.35%	28.19%	7.63%	9.28%	16.11%
Total return based on net asset value(5)(6)	9.46%	15.88%	7.31%	26.22%	13.33%
Shares outstanding at end of period	11,890,500	12,131,350	11,161,416	11,217,545	7,657,156

Ratio/Supplemental data:
Net assets at end of period	346,958,042	355,780,523	304,185,770	304,286,853	180,875,187
Ratio of total expenses to average net assets*	18.91%	16.09%	13.11%	18.34%	19.12%
Ratio of net investment income to average net assets*	10.23%	6.05%	7.77%	6.31%	11.22%
Portfolio turnover rate(7)	24.05%	33.59%	25.26%	36.82%	35.26%

	For the year ended
Per share data	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014
Net asset value at beginning of period	$21.97	$22.06	$22.70	$21.08	$22.71
Adoption of ASC 606	-	-	-	-	-
Net asset value at beginning of period, as adjusted	21.97	22.06	22.70	21.08	22.71
Net investment income(1)	2.11	1.94	1.91	1.80	1.80
Net realized and unrealized gains (losses) on investments(1)	0.82	0.30	0.18	0.24	(0.07)
Realized losses on extinguishment of debt*	-	(0.26)	-	-	-
Net increase in net assets resulting from operations	2.93	2.24	2.09	2.04	1.73
Distributions declared from net investment income	(1.90)	(1.93)	(2.36)	(0.40)	(2.65)
Total distributions to stockholders	(1.90)	(1.93)	(2.36)	(0.40)	(2.65)
Issuance of common stock above net asset value(2)	-	-	-	-	-
Repurchases of common stock(3)	-	-	-	-	-
Dilution(4)	(0.04)	(0.14)	(0.37)	(0.02)	(0.71)
Net asset value at end of period	$22.96	$21.97	$22.06	$22.70	$21.08

Per share market value at end of period	$21.86	$22.74	$14.22	$15.76	$15.85
Total return based on market value(5)	5.28%	80.83%	4.27%	1.63%	9.10%
Total return based on net asset value(5)(6)	14.45%	12.62%	11.10%	10.09%	8.75%
Shares outstanding at end of period	6,257,029	5,794,600	5,672,227	5,401,899	5,379,616

Ratio/Supplemental data:
Net assets at end of period	143,691,367	127,294,777	125,149,875	122,598,742	113,427,929
Ratio of total expenses to average net assets*	19.05%	17.27%	15.46%	14.85%	12.59%
Ratio of net investment income to average net assets*	9.37%	8.71%	8.52%	8.11%	7.97%
Portfolio turnover rate(7)	19.73%	43.76%	26.22%	31.28%	37.82%

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the net asset value per share (“NAV”) of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity. See Note 13, Dividend.

(4)	Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 12, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021 and January 4, 2022, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares to 1.7 million shares of common stock. As of February 28, 2023, the Company purchased 946,627 shares of common stock, at the average price of $21.83 for approximately $20.7 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2023, the Company purchased 48,594 shares of common stock, at the average price $25.19 for approximately $1.2 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2023, the Company purchased 438,192 shares of common stock, at the average price $24.70 for approximately $10.8 million pursuant to the Share Repurchase Plan.

As shown in the table below, as of February 28, 2023, we had purchased 946,627 shares of common stock pursuant to the Share Repurchase Plan, at the average price of $21.83 for approximately $20.7 million pursuant to the Share Repurchase Plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	-	$-	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 29, 2020	-	-	218,491	381,509
March 1, 2020 through February 28, 2021	190,321	$18.96	408,812	891,188
March 1, 2021 through February 28, 2022	99,623	$25.55	508,435	791,565
March 1, 2022 through February 28, 2023	438,192	$24.70	946,627	353,373
Total	946,627	$21.83

Holders

The last reported closing sale price of our common stock on May 1, 2023 was $25.61 per share, which represents a discount of approximately 12.7% to the NAV reported as of February 28, 2023. As of May 1, 2023, there were 11 holders of record of our common stock.

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

In order to maintain tax treatment as a RIC, we generally must for each fiscal year timely distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to U.S. federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2019, 2018 and 2017 calendar year, the Company made distributions sufficient such that we did not incur any U.S. federal excise taxes. For the 2014, 2015, 2016, 2020 and 2021 calendar years, our distributions were insufficient such that we incurred U.S. federal excise taxes. We may elect to withhold from distribution a portion of our ordinary income for the 2022 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2022, if any, and, if we do so, we would expect to incur U.S. federal excise taxes as a result.

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

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2023. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Outstanding Securities and Debt

The following table shows our outstanding classes of securities and debt as of February 28, 2023.

(a) Title of Class	(b) Amount Authorized	(c) Amount Held by us or for Our Account	(d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Securities:
Common Stock	100,000,000	11,890,500	$88,109,500
Debt:
Encina credit facility	$50,000,000	$32,500,000	$17,500,000
SBA Debentures	$325,000,000	$202,000,000	$59,000,000
6.00% 2025 Notes	$12,000,000	$12,000,000	$-
7.75% 2025 Notes	$5,000,000	$5,000,000	$-
4.375% 2026 Notes	$175,000,000	$175,000,000	$-
4.35% 2027 Notes	$75,000,000	$75,000,000	$-
6.00% 2027 Notes	$105,500,000	$105,500,000	$-
6.25% 2027 Notes	$15,000,000	$15,000,000	$-
8.00% 2027 Notes	$46,000,000	$46,000,000	$-
8.125% 2027 Notes	$60,375,000	$60,375,000	$-

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load paid	-%	(1)
Offering expenses borne by us	-%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses paid	-%
Annual estimated expenses (as a percentage of average net assets attributable to common stock):
Management fees	4.7%	(4)
Incentive fees payable under the Management Agreement	1.4%	(5)
Interest payments on borrowed funds	9.5%	(6)
Other expenses	2.9%	(7)
Total annual expenses	18.5%	(8)

(1)	In the event that the shares of common stock are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.

(3)	The expenses associated with the administration of our dividend reinvestment plan are included in “Other expenses.” The participants in the dividend reinvestment plan will pay a pro rata share of brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the dividend reinvestment plan.

(4)	Our base management fee under the Management Agreement with Saratoga Investment Advisors is based on our gross assets, which is defined as our total assets, including those acquired using borrowings for investment purposes, but excluding cash and cash equivalents. See “Investment Advisory and Management Agreement” in Part I, Item 1 of this Annual Report. The fact that our base management fee is payable based upon our gross assets, rather than our net assets (i.e., total assets after deduction of any liabilities, including borrowings) means that our base management fee as a percentage of net assets attributable to common stock will increase when we utilize leverage.

(5)	The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued by us during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the Management Agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. See “Investment Advisory and Management Agreement.”

(6)	We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The 9.5% figure in the table includes all expected borrowing costs that we expect to incur over the next twelve months in connection with Encina Credit Facility. The costs associated with our outstanding borrowings are indirectly borne by our stockholders. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. In addition, all of the commitment fees, interest expense, amortized financing costs of our Credit Facility, SBA debentures and the 7.00% 2025 Notes, 7.75% 2025 Notes, 4.375% 2026 Notes, the 4.35% 2027 Notes, 6.00% 2027 Notes, the 6.25% 2027 Notes, the 8.00% 2027 Notes, and the 8.125% 2027 Notes, and the fees and expenses of issuing and servicing any other borrowings or leverage that we expect to incur during the next twelve months are included in the table and expense example presentation below. On April 16, 2018, our board of directors, including a majority of our independent directors, approved the Company becoming subject to a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. See “Business Development Company Regulations” in Part I, Item 1 of this Annual Report and “Risk Factors—Risks Related to Our Business and Structure—Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company” in Part I, Item 1A of this Annual Report.

(7)	“Other expenses” are based on estimated amounts for the current fiscal year and include our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Saratoga Investment Advisors in performing its obligations under the administration agreement. See “Administration Agreement.”

(8)	This figure includes all of the fees and expenses of our wholly owned subsidiaries, Saratoga Investment Corp SBIC LP, Saratoga Investment Corp SBIC II LP, Saratoga Investment Corp SBIC III LP, Saratoga Investment Funding LLC and Saratoga Investment Funding II LLC, except SLF JV. As SLF JV is structured as a private joint venture, with control and management shared equally between us and TJHA, no management fees are paid by SLF JV. Furthermore, this table reflects all of the fees and expenses borne by us with respect to our investment in Saratoga CLO.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical $1,000 investment in our common stock, assuming an asset coverage ratio of 165.9% (the Company’s actual asset coverage as of February 28, 2023) and total annual expenses of 18.52% of net assets attributable to common stock as set forth in the fees and expenses table above, and (x) a 5.0% annual return resulting entirely from net realized capital gains (none of which is subject to the incentive fee) and (y) a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to the incentive fee based on capital gains). Transaction expenses are included in the following example. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including cost of debt, if any, and other expenses) may be greater or less than those shown.

	1 Year	3 Years	5 years	10 years
Assuming a 5% annual return on portfolio resulting entirely from net realized capital gains (none of which is subject to the capital gains incentive fee)(1)	$190	$598	$1,049	$2,388
Assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to incentive fee based on capital gains)(2)	$200	$630	$1,104	$2,513

(1)	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.

(2)	Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and therefore subject to the incentive fee based on capital gains. Because our investment strategy involves investments that generate primarily current income, we believe that a 5% annual return resulting entirely from net realized capital gains is unlikely.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Both examples assume that the 5% annual return will be generated entirely through net realized capital gains and, as a result, will trigger the payment of the capital gains portion of the incentive fee under the investment advisory agreement. Any potential income portion of the incentive fee under the investment advisory agreement is not included in the example. If we achieve sufficient returns on our investments, including through net realized capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at NAV, under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from NAV.

Sales of unregistered securities

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% 2025 Notes for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the Notes. As of February 28, 2023, the total 7.25% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are unlisted and have a par value of $25.00 per note.

At February 28, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% 2027 Notes. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes. The 6.25% 2027 Notes are unlisted and have a par value of $25.00 per note.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of our 6.25% 2027 Notes (the “Second 6.25% 2027 Notes”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million. Interest on the Second 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The Second 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.4 million related to the Second 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes. The Second 6.25% 2027 Notes are unlisted and have a par value of $25.00 per note.

At February 28, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million.

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of our 7.00% 2025 Notes for net proceeds of $11.6 million after deducting customary fees and offering expenses of approximately $0.4 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.05 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

At February 28, 2023, the carrying amount of the 7.00% 2025 Notes was $12.0 million.

Issuer purchases of equity securities

During the year ended February 28, 2023, February 28, 2022 and February 28, 2021, we purchased 438,192, 99,623 and 190,321 shares, respectfully of our common stock in the open market.

The following table summarizes the purchased common stock on a month to month basis for the year ended February 28, 2023:

Period	Quantity
March 1, 2022 through March 31, 2022	33,164
April 1, 2022 through April 30, 2022	16,836
May 1, 2022 through May 31, 2022	92,177
June 1, 2022 through June 30, 2022	84,790
July 1, 2022 through July 31, 2022	65,970
August 1, 2022 through August 31, 2022	2,590
September 1, 2022 through September 31, 2022	73,632
October 1, 2022 through October 31, 2022	20,239
November 1, 2022 through November 30, 2022	200
December 1, 2022 through December 31, 2022	43,104
January 1, 2023 through January 31, 2023	5,490
February 1, 2023 through February 28, 2023	-
Total	438,192

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of interest rate volatility, including the decommissioning of LIBOR, on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of its net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

In January 2011, we registered for public resale of the 986,842 shares of our common stock issued to Saratoga Investment

Advisors and certain of its affiliates.

On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received an SBIC license from the Small Business Administration (the “SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. On September 29, 2022, the Company’s wholly owned subsidiary, SBIC III LP, also received an SBIC license from the SBA.

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% fixed-rate unsecured notes due 2020 (the “2020 Notes”) for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. The 2020 Notes were listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “SAQ” with a par value of $25.00 per note. The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company was permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company was permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares the Company was permitted to repurchase unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to permit the Company to repurchase 1.3 million shares of its common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares the Company was permitted to repurchase unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2023, leaving the number of shares the Company is permitted to repurchase unchanged at 1.3 million shares of common stock. As of February 28, 2023, the Company purchased 946,627 shares of common stock, at the average price of $21.83 for approximately $20.7 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2023 the Company purchased 48,594 shares of common stock, at the average price $25.19 for approximately $1.2 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2023, the Company purchased 438,192 shares of common stock, at the average price $24.70 for approximately $10.8 million pursuant to the Share Repurchase Plan

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company sold 539,725 units of the 2022 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate unsecured notes due 2023 (the “2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 2023 Notes within 30 days. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per note. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, we amended our equity distribution agreement to add BB&T Capital Markets and B. Riley FBR, Inc. as sales agents in our ATM offering. On July 11, 2019, the amount of the common stock to be offered through this offering was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. As of February 28, 2021, we sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs). This equity distribution agreement was terminated as of July 29, 2021 and, as of that date, we sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

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

On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes at par ($25 per note) and the 6.25% 2025 Notes are no longer listed on the NYSE.

On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. SBIC II LP’s SBIC license provides up to $175.0 million in additional long-term capital in the form of SBA debentures.

On June 24, 2020, the Company issued $37.5 million aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes. On July 14, 2022, the 7.25% 2025 Notes were redeemed and are no longer listed on the NYSE.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the Notes. As of February 28, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% fixed-rate Notes due in 2027 (the “6.25% 2027 Notes”).  Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of our 6.25% fixed rate Notes due in 2027 (the “Second 6.25% 2027 Notes”) for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million. Interest on the Second 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The Second 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.4 million related to the Second 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes. The Second 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

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

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million. Interest on the4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year, beginning August 28, 2021. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses of approximately $0.2 million payable by the Company. The net proceeds from the offering were used redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC, each as agents (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As February 28, 2023, the Company sold 4,840,361 shares for gross proceeds of $123.9 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). For the year ended February 28, 2023, there was no activity related to the ATM offerings

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

The Company has formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on the Company’s existing revolving credit facility with Madison Capital Funding, LLC were repaid and the facility terminated. On January 27, 2023, among other things, the borrowings available under the Encina Credit Facility was increased from up to $50.0 million to up to $65.0 million, the underlying benchmark rate used to compute interest changed from LIBOR to Term SOFR for one-month tenor plus a 0.10% credit spread adjustment; the applicable effective margin rate on borrowings increased from 4.00% to 4.25% and the maturity date was extended from October 4, 2024 to January 27, 2026.

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of February 28, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $13.1 million and $1.9 million, respectively; and membership interest of $13.1 million and $1.9 million, respectively. As of February 28, 2023, and February 28, 2022, the Company’s investment in the unsecured note of SLF JV had a fair value of $17.6 million and $13.1 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $13.1 million and $12.0 million, respectively.

For the years ended February 28, 2023 and 2022, the Company earned approximately $1.5 million and 0.1 million of interest income, respectively, related to SLF JV, which is included in interest income. As of February 28, 2023 and 2022, approximately $0.04 million and $0.1 million, respectively, of interest income related to SLF JV was included in interest receivable.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured note paid a fixed rate of 10.00% per annum and is due and payable in full on June 15, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

The Company has determined that SLF JV is an investment company under (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC Topic810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

On January 19, 2022, the Company issued $75.0 million aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

On April 27, 2022, the Company issued $87.5 million aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% 2027 Notes. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $3.5 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional offering costs incurred were approximately $0.2 million. Additional financing costs of $0.2 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

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

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of February 28, 2023 and February 28, 2022, the fair value of these Class E Notes were $11.4 million and $0.0 million, respectively.

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of our 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the Financial Accounting Standards Board ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold or its liabilities are to be transferred at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted new Rule 2a-5 under the 1940 Act (“Rule 2a-5”) that establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), that provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Revenues

We generate revenue in the form of interest income and capital gains on the debt investments that we hold and capital gains, if any, on equity interests that we may acquire. We expect our debt investments, whether in the form of leveraged loans or mezzanine debt, to have terms of up to ten years, and to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either quarterly or semi-annually. In some cases, our debt or preferred equity investments may provide for a portion or all of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring, amendment, redemption or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. We may also invest in preferred equity or common equity securities that pay dividends on a current basis.

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

On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the availability under the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million, which was immediately fully drawn and, which expires on August 20, 2021. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. During the fourth quarter ended February 28, 2021, the CLO 2013-1 Warehouse 2 Ltd was repaid in full.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ended February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”) and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Manager for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Manager payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Manager payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the U.S. Securities and Exchange Commission (“SEC”) and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2022-03 on its consolidated financial statements.

In March 2020, the FASB issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. With the adoption of ASU 2022-06, there was no significant impact to the Company’s consolidated financial position.

Portfolio and investment activity

Investment Portfolio Overview

	February 28, 2023	February 28, 2022	February 28, 2021
	($ in millions)
Number of investments(1)	115	94	81
Number of portfolio companies(2)	49	45	40
Average investment per portfolio company(2)	$19.0	$17.3	$12.6
Average investment size(1)	$8.3	$8.4	$6.5
Weighted average maturity(3)	2.9 yrs	2.9 yrs	3.2 yrs
Number of industries(5)	40	38	31
Non-performing or delinquent investments (fair value)	$9.8	$-	$2.1
Fixed rate debt (% of interest earning portfolio)(3)	$8.2(1.0)%	$16.9(2.5)%	$23.3(4.8)%
Fixed rate debt (weighted average current coupon)(3)	12.2%	10.0%	9.8%
Floating rate debt (% of interest earning portfolio)(3)	$817.1(99.0)%	$671.2(97.5)%	$462.6(95.2)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.0%	7.1%	7.4%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	At February 28, 2023, excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022. At February 28, 2022, excludes our investment in the subordinated notes of Saratoga CLO, Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV. At February 28, 2021, excludes our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche of Saratoga CLO.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the fiscal year ended February 28, 2023, we invested $385.1 million in new and existing portfolio companies and had $222.2 million in aggregate amount of exits and repayments resulting in net investments of $162.9 million for the year.

During the fiscal year ended February 28, 2022, we invested $458.1 million in new and existing portfolio companies and had $226.9 million in aggregate amount of exits and repayments resulting in net investments of $231.1 million for the year.

During the fiscal year ended February 28, 2021, we invested $202.3 million in new and existing portfolio companies and had $130.3 million in aggregate amount of exits and repayments resulting in net investments of $72.0 million for the year.

Portfolio Composition

Our portfolio composition at February 28, 2023, February 28, 2022 and February 28, 2021 at fair value was as follows:

	February 28, 2023		February 28, 2022		February 28, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	82.1%	12.3%	77.3%	8.3%	79.5%	9.5%
Second lien term loans	1.5	5.3	5.4	11.1	4.4	12.3
Unsecured loans	2.1	9.8	1.9	9.7	0.4	-
Structured finance securities	4.3	7.4	4.7	10.5	9.0	11.6
Equity interests	10.0	-	10.7	-	6.7	-
Total	100.0%	10.7%	100.0%	7.7%	100.0%	9.1%

At February 28, 2023, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $21.2 million and constituted 2.2% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2023 and February 28, 2022, was composed of $658.0 million and $660.2 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 28, 2023, we also own $8.8 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2023, $544.4 million or 89.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. At February 28, 2022, $630.3 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 28, 2023 and February 28, 2022 was as follows:

Saratoga Investment Corp.

	February 28, 2023		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$808,791	83.2%	$690,672	84.5%
Yellow	34,172	3.5	10,593	1.3
Red	-	0.0	-	0.0
N/A(1)	129,627	13.3	116,302	14.2
Total	$972,590	100.0%	$817,567	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $0.0 million as of February 28, 2022 to $0.0 million as of February 28, 2023 was primarily related to the non-accrual of interest income related to our investment in Knowland Group.

The CMR distribution of Saratoga CLO investments at February 28, 2023 and February 28, 2022 was as follows:

Saratoga CLO

	February 28, 2023		February 28, 2022
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$544,424	89.9%	$595,324	93.2%
Yellow	40,812	6.7	34,983	5.5
Red	20,718	3.4	8,622	1.3
N/A(1)	0	0.0	34	0.0
Total	$605,954	100.0%	$638,963	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2023 and February 28, 2022:

Saratoga Investment Corp.

	February 28, 2023		February 28, 2022
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$119,124	12.2%	$90,126	11.0%
IT Services	87,167	9.0	80,804	9.9
Consumer Services	63,642	6.6	38,234	4.7
HVAC Services and Sales	54,450	5.6	29,976	3.7
Real Estate Services	53,406	5.5	53,506	6.6
Education Software	44,955	4.6	33,656	4.1
Structured Finance Securities (1)	41,363	4.4	38,030	4.7
Hospitality/Hotel	37,972	3.9	19,925	2.4
Education Services	34,489	3.5	35,309	4.3
Investment Fund	30,726	3.2	25,140	3.1
Sports Management	26,711	2.7	26,654	3.3
Healthcare Services	26,286	2.7	42,054	5.1
Financial Services	26,218	2.7	23,540	2.9
Talent Acquisition Software	25,999	2.7	19,652	2.4
Direct Selling Software	25,771	2.7
Restaurant	24,826	2.6	15,686	1.9
Specialty Food Retailer	24,411	2.5	34,013	4.2
Mentoring Software	21,359	2.2	18,321	2.2
Legal Software	20,699	2.1	7,425	0.9
Marketing Orchestration Software	18,715	1.9	28,777	3.5
Mental Healthcare Services	16,922	1.7	-	0.0
Insurance Software	16,761	1.7	10,921	1.3
Corporate Education Software	15,254	1.6	-	0.0
Non-profit Services	13,095	1.3	10,039	1.2
Employee Collaboration Software	13,052	1.3	10,000	1.2
Lead Management Software	12,090	1.2	-	0.0
Dental Practice Management	11,151	1.1	8,403	1.0
Research Software	10,677	1.1	-	0.0
Alternative Investment Management Software	10,459	1.1	-	0.0
Field Service Management	9,958	1.0	6,981	0.9
Industrial Products	9,608	1.0	8,427	1.0
Financial Services Software	9,096	0.9	5,940	0.7
Office Supplies	6,373	0.7	3,726	0.5
Corporate Education Software	3,809	0.4	3,306	0.4
Cyber Security	2,509	0.3	1,636	0.2
Staffing Services	2,079	0.2	1,912	0.2
Dental Practice Management	1,000	0.1	-	0.0
Facilities Maintenance	408	0.0	482	0.1
Dental Practice Management Software	-	0.0	35,038	4.3
Marketing Services	-	0.0	17,327	2.1
Payroll Services	-	0.0	17,000	2.1
Waste Services	-	0.0	9,000	1.1
Healthcare Supply	-	0.0	5,194	0.6
Healthcare Products Manufacturing	-	0.0	714	0.1
Consumer Products	-	0.0	693	0.1
Total	$972,590	100.0%	$817,567	100.0%

(1)	As of February 28, 2023, comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022. As of February 28, 2022, comprised of our investment in the subordinated notes and Class F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2023 and February 28, 2022:

Saratoga CLO

	February 28, 2023		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$114,570	18.9%	$123,124	19.3%
Services: Business	65,947	10.9	69,491	10.9
High Tech Industries	52,636	8.7	60,048	9.4
Healthcare & Pharmaceuticals	38,952	6.4	43,136	6.8
Services: Consumer	34,544	5.7	41,393	6.5
Consumer goods: Durable	24,887	4.1	21,085	3.3
Retail	24,049	4.0	16,050	2.5
Chemicals, Plastics, & Rubber	23,857	3.9	22,669	3.5
Telecommunications	22,514	3.7	27,058	4.2
Automotive	20,410	3.4	24,207	3.8
Media: Advertising, Printing & Publishing	20,309	3.4	19,660	3.1
Containers, Packaging & Glass	18,239	3.0	15,253	2.4
Beverage, Food & Tobacco	14,501	2.4	22,086	3.5
Hotel, Gaming & Leisure	14,315	2.4	16,572	2.6
Construction & Building	13,875	2.3	11,102	1.7
Consumer goods: Non-durable	13,734	2.3	14,359	2.2
Aerospace & Defense	13,688	2.3	14,369	2.2
Media: Broadcasting & Subscription	11,143	1.8	11,539	1.8
Media: Diversified & Production	9,279	1.5	9,203	1.4
Capital Equipment	8,450	1.4	10,062	1.6
Transportation: Cargo	8,236	1.4	3,752	0.6
Wholesale	8,011	1.3	4,155	0.7
Utilities: Oil & Gas	7,246	1.2	8,095	1.3
Transportation: Consumer	6,844	1.1	4,891	0.8
Metals & Mining	3,239	0.5	6,846	1.1
Forest Products & Paper	3,190	0.5	9,367	1.5
Energy: Oil & Gas	2,676	0.4	155	0.0
Utilities: Electric	2,353	0.4	4,026	0.6
Environmental Industries	2,155	0.4	1,550	0.2
Energy: Electricity	2,105	0.3	3,660	0.6
Total	$605,954	100.0%	$638,963	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2023 and February 28, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 28, 2023		February 28, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$247,192	25.4%	$257,199	31.5%
Midwest	199,944	20.6	160,718	19.7
West	173,283	17.8	183,643	22.5
Northeast	133,158	13.7	85,414	10.4
Southwest	123,744	12.7	62,475	7.6
Other(1)	92,760	9.5	66,482	8.1
Northwest	2,509	0.3	1,636	0.2
Total	$972,590	100.0%	$817,567	100.0%

(1)	As of February 28, 2023, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments. As of February 28, 2022, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021 were as follows:

	For the Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
	($ in thousands)
Total investment income	$99,104	$70,740	$57,650
Total operating expenses	63,903	50,797	34,537
Net investment income	35,201	19,943	23,113
Net realized gains (losses) from investments	7,446	13,398	(8,704)
Income tax (provision) benefit from realized gain on investments	549	(2,886)	(3,895)
Net change in unrealized appreciation (depreciation) on investments	(15,218)	17,020	4,966
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,715)	695	(574)
Loss on extinguishment of debt*	(1,587)	(2,434)	(129)
Net increase in net assets resulting from operations	$24,676	$45,735	$14,777

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Investment income

The composition of our investment income for the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021 were as follows:

	For the Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
	($ in thousands)
Interest from investments	$85,217	$58,502	$51,714
Interest from cash and cash equivalents	1,368	4	14
Management fee income	3,270	3,263	2,508
Incentive fee income	-	-	-
Dividend Income*	2,720	1,926	158
Structuring and advisory fee income	3,585	4,308	2,157
Other income*	2,944	2,739	1,099
Total investment income	$99,104	$70,740	$57,650

*	Certain prior period amounts have been reclassified to conform to current period presentation.

For the fiscal year ended February 28, 2023, total investment income increased $28.4 million, or 40.1%, to $99.1 million for the fiscal year ended February 28, 2023 compared to $13.1 million for the fiscal year ended February 28, 2022. Interest income from investments increased $26.7 million, or 45.7%, to $85.2 million for the year ended February 28, 2023 from $58.5 million for the fiscal year ended February 28, 2022. The increase in interest income for the fiscal year ended February 28, 2023 is primarily attributable to an increase of 19.0% in total investments to $972.6 million from $817.6 million in the prior period, as well as the increase in the weighted average current yield on investments of 10.7% compared to 7.7% in the prior period.

For the fiscal year ended February 28, 2022, total investment income increased $13.1 million, or 22.7% compared to the fiscal year ended February 28, 2021. Interest income from investments increased $6.8 million, or 13.1%, to $58.5 million for the year ended February 28, 2022 from $51.7 million for the fiscal year ended February 28, 2021. The increase in interest income for the fiscal year ended February 28, 2022 is primarily attributable to an increase of 47.5% in total investments to $817.6 million from $554.3 million in the prior period, partially offset by a decrease in the weighted average current yield on investments to 7.7% from 9.1% in the prior period.

For the fiscal year ended February 28, 2023 and February 28, 2022, total PIK income was $1.2 million and $1.5 million, respectively. This decrease was primarily due to the repayment of debt securities that elected to pay a portion of their interest in PIK.

For the fiscal year ended February 28, 2022 and February 28, 2021, total PIK income was $1.5 million and $2.6 million, respectively. This decrease was primarily due to the repayment of debt securities that elected to pay a portion of their interest in PIK and the change in PIK interest of investments that were restored from non-accrual to accrual status over the past two years.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the years ended February 28, 2023, 2022 and 2021, total management fee income was $3.3 million, $3.3 million and $2.5 million, respectively.

For the fiscal year ended February 28, 2023, February 28, 2022 and February 28, 2021, total dividend income was $2.7 million, $1.9 million and $0.1 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the increase primarily reflects dividend income received on various preferred equity investments.

For the fiscal year ended February 28, 2023, February 28, 2022 and February 28, 2021, total structuring and advisory fee income was $3.6 million, $4.3 million and $2.2 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments, with the changes year-over-year primarily reflecting the increased or decreased originations during the period.

For the fiscal year ended February 28, 2023, February 28, 2022 and February 28, 2021, other income was $2.9 million, $2.7 million and $1.1 million, respectively. Other income primarily includes prepayment, amendment and redemption fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 were as follows:

	For the Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
	($ in thousands)
Interest and debt financing expenses	$33,499	$19,880	$13,587
Base management fees	16,424	11,902	9,098
Incentive management fees	5,057	11,794	4,904
Professional fees	1,812	1,378	1,706
Administrator expenses	3,160	2,906	2,546
Insurance	347	349	285
Directors fees and expenses	360	336	290
General and administrative and other expenses	2,329	1,662	1,428
Income tax benefit	(153)	(40)	1
Excise tax expense (credit)	1,068	630	692
Total operating expenses	$63,903	$50,797	$34,537

For the year ended February 28, 2023, total operating expenses increased $13.1 million, or 25.8%, to $63.9 million for the year ended February 28, 2023 compared to $50.8 million for the year ended February 28, 2022. For the year ended February 28, 2022, total operating expenses increased $16.3 million, or 47.2%, to $50.8 million for the year ended February 28, 2022 compared to $34.5 million for the year ended February 28, 2021.

For the year ended February 28, 2023, interest and debt financing expenses increased $13.6 million, or 68.5% compared to the year ended February 28, 2022. The increase is attributable to both the total average outstanding debt increasing from $417.4 million for the year ended February 28, 2022 to $663.0 million for the year ended February 28, 2023, as well as the weighted average interest rate on our outstanding indebtedness increasing from 4.15% to 4.48% for the same periods. The increase in total average outstanding debt and the weighted average interest rate was primarily due to the issuance during the year ended February 28, 2023 of the higher-cost 6.00% 2027 Notes, 7.00% 2025 Notes, 8.00% 2027 Notes and 8.125% 2027 Notes. At February 28, 2023 and February 28, 2022, the lower-cost SBA debentures represented 27.7% and 36.2% of overall debt, respectively.

For the years ended February 28, 2022 and February 28, 2021, the increase in interest and debt financing expenses is primarily attributable to an increase in total outstanding debt. The increase is primarily attributable to an increase in average outstanding debt from $264.2 million for the year ended February 28, 2021 to $417.4 million for the year ended February 28, 2022. For the year ended February 28, 2022, the weighted average interest rate on our outstanding indebtedness was 4.15% compared to the 4.46% for the year ended February 28, 2021. The decrease in weighted average interest rate was primarily driven by the issuance of new SBA debentures that carry a lower interest rate. At February 28, 2022 and February 28, 2021, the SBA debentures represented 36.2% and 56.2% of overall debt, respectively.

For the year ended February 28, 2023, base management fees increased $4.5 million, or 38.0% compared to the fiscal year ended February 28, 2022. The increase in base management fees is due to the 38.0% increase in the average value of our total assets, less cash and cash equivalents, from $680.1 million as of February 28, 2022 to $938.5 million as of February 28, 2023.

For the year ended February 28, 2022, base management fees increased $2.8 million, or 30.8% compared to the fiscal year ended February 28, 2021. The increase in base management fees is due to the 30.8% increase in the average value of our total assets, less cash and cash equivalents, from $519.9 million as of February 28, 2021 to $680.1 million as of February 28, 2022.

For the year ended February 28, 2023, incentive fees decreased $6.7 million, or 57.1% compared to the fiscal year ended February 28, 2022. The incentive fee on income increased this year from $6.4 million for the year ended February 28, 2022 to $6.8 million for the year ended February 28, 2023, reflecting the increased operating performance of our debt investments during this period. The incentive fees on capital gains decreased from $5.5 million expense for the fiscal year ended February 28, 2022 to ($1.7) million benefit for the fiscal year ended February 28, 2023, both reflecting the incentive fee income and expense on net unrealized appreciation and depreciation recognized during both these periods.

For the year ended February 28, 2022, incentive fees increased $6.9 million, or 141.7% compared to the fiscal year ended February 28, 2021. The incentive fee on income increased this year from $5.4 million for the year ended February 28, 2021 to $6.4 million for the year ended February 28, 2022, reflecting the increased operating performance of our debt investments during this period. The incentive fees on capital gains increased from $(0.5) million benefit for the fiscal year ended February 28, 2021 to $5.5 million expense for the fiscal year ended February 28, 2022, reflecting the incentive fee expense on net realized gains and net unrealized appreciation this quarter across numerous investments.

For the year ended February 28, 2023, professional fees increased $0.4 million, or 31.5% compared to the fiscal year ended February 28, 2022. This increase primarily reflects growth across accounting, legal and consulting fees in connection with an increase in our assets and legal entities, as well as the increased rates across vendors in the current inflation environment.

For the year ended February 28, 2022, professional fees decreased $0.3 million, or 19.2% compared to the fiscal year ended February 28, 2021. This decrease primarily reflects optimization across accounting, legal and consulting fees in connection with an increase in our assets and the Company bringing certain services in-house.

For the year ended February 28, 2023, administrator expenses increased $0.3 million, or 8.7% compared to the fiscal year ended February 28, 2022, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $3.0 million to 3.275 million, effective August 1, 2022.

For the year ended February 28, 2022, administrator expenses increased $0.4 million, or 14.2% compared to the fiscal year ended February 28, 2021, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $2.775 million to $3.0 million, effective August 1, 2021.

For the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021, the average borrowings outstanding under the Credit Facilities was approximately $26.3 million, $8.7 million and $1.8 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facilities was 6.72%, 5.22% and 0.17%, respectively.

For the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021, the average borrowings outstanding of SBA debentures was $230.0 million, $180.4 million and $169.3 million, respectively. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.78%, 2.60% and 3.25%, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 7.00% 2025 Notes outstanding was $5.7 million and $0.0 million, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 7.25% 2025 Notes outstanding was $13.6 million and $43.1 million, respectively. On June 24, 2022, the Company redeemed $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 4.375% 2026 Notes outstanding was $175.0 million and $130.4 million, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 4.35% 2027 Notes outstanding was $75.0 million and $8.4 million, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 6.00% 2027 Notes outstanding was $88.2 million and $0.0 million, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 8.00% 2027 Notes outstanding was $15.6 million and $0.0 million, respectively.

During the year ended February 28, 2023 and February 28, 2022, the average dollar amount of our 8.125% 2027 Notes outstanding was $13.2 million and $0.0 million, respectively.

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recognized income tax expense (benefit) of ($0.15) million, ($0.04) million and $0.0 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

For the year ended February 28, 2023, we accrued excise taxes of $1.1 million on undistributed taxable income as of December 31, 2022. For the year ended February 28, 2022, we accrued excise taxes of $0.6 million on undistributed taxable income as of December 31, 2021.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 28, 2023, the Company had $222.2 million of sales, repayments, exits or restructurings resulting in $7.4 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2023 were as follows (dollars in thousands):

Fiscal year ended February 28, 2023

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
PDDS Buyer, LLC	Equity Interests	$9,943,838	$2,000,000	$7,943,838
Ohio Medical, LLC	Equity Interests	770,161	380,353	389,808
Targus Holdings, Inc.	Equity Interests	540,075	1,589,630	(1,049,555)
Censis Technologies, Inc.	Equity Interests	-	-	68,731
Texas Teachers of Tomorrow, LLC	Equity Interests	-	-	24,977
V Rental Holdings LLC	Equity Interests	-	-	68,800

The $7.9 million of net realized gains was from the sales of the equity position in our investment in   PDDS Buyer, LLC.

The $0.4 million of net realized gains was from the sales of the equity position in our investment in Ohio Medical, LLC.

The $1.0 million of net realized loss was from the sales of the equity position in our investment in Targus Holding, Inc.

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

The $7.3 million of net realized gains was from the sales of the equity position in our investment in GreyHeller LLC.

The $0.1 million of net realized loss was from the sales of the equity position in our investment in Lexipol, LLC.

The $4.9 million of net realized loss was from our investment in My Alarm Center, LLC that was deemed worthless during this period.

The $6.4 million of net realized gains was from the sales of the equity position in our investment in Passageways Inc.

The $0.1 million of net realized loss was from the repayment of the structured finance securities in the Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note.

The $2.6 million of net realized gains was from the sales of the equity position in our investment in Texas Teachers of Tomorrow, LLC .

The $1.9 million of net realized gains was from the sales of the equity position in our investment in V Rental Holdings LLC.

For the fiscal year ended February 28, 2021, the Company had $130.3 million of sales, repayments, exits or restructurings resulting in $8.7 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2021 were as follows (dollars in thousands):

Fiscal year ended February 28, 2021

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
Elyria Foundry Company, L.L.C	Equity Interests	$959	$9,685	$(8,726)

The $8.7 million of net realized losses was from the sales of the equity positions in our investment in Elyria Foundry Company, L.L.C.

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 28, 2023, our investments had a net change in unrealized depreciation of $15.2 million compared to a net change in unrealized appreciation of $17.0 million for the year ended February 28, 2022. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2023, were the following (dollars in thousands):

Fiscal year ended February 28, 2023

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$34,256	$24,411	$(9,845)	$(9,327)
Artemis Wax Corp.	First Lien Term Loan & Equity Interests	60,059	63,642	3,583	2,123
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	3,090	9,608	6,518	3,099
Axero Holdings, LLC	First Lien Term Loan & Equity Interests	10,551	13,052	2,500	1,952
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	3,969	8,941	4,972	1,309
Zollege PBC	First Lien Term Loan & Equity Interests	16,652	15,333	(1,319)	(1,185)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	35,887	44,167	8,280	(2,363)
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	-	-	-	(5,094)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	28,944	21,177	(7,767)	(4,149)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	30,726	(4,476)	(3,368)

The $9.3 million net change in unrealized depreciation in our investment in Pepper Palace, Inc. was driven by overall company performance.

The $2.1 million net change in unrealized appreciation in our investment in Artemis Wax Corp. was driven by improved financial performance.

The $3.1 million net change in unrealized appreciation in our investment in Vector Controls Holding Co., LLC was driven by improved financial performance.

The $2.0 million net change in unrealized appreciation in our investment in Axero Holdings, LLC was driven by growth and overall strong financial performance.

The $1.3 million net change in unrealized appreciation in our investment in Destiny Solutions Inc. was driven by growth and overall strong financial performance.

The $1.2 million net change in unrealized depreciation in our investment in Zollege PBC was driven by weakened financial performance.

The $2.4 million net change in unrealized depreciation in our investment in Netreo Holdings, LLC was driven by increased leverage and slowing top line growth.

The $5.1 million net change in unrealized depreciation in our investment in PDDS Buyer, LLC was driven by the sale of that investment, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gains.

The $4.1 million net change in unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1 Ltd. was driven by the increase in discount rates and overall market conditions.

The $3.4 million net change in unrealized depreciation in our investment in Saratoga Senior Loan Fund I JV, LLC was driven by the increase in discount rates and overall market conditions.

For the year ended February 28, 2022, our investments had a net change in unrealized appreciation of $17.0 million compared to a net change in unrealized appreciation of $5.0 million for the year ended February 28, 2021. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2022, were the following (dollars in thousands):

Fiscal year ended February 28, 2022

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
ArbiterSports, LLC	First Term Lien Loan	$26,846	$26,654	$(192)	$1,140
Artemis Wax	First Term Lien Loan & Equity Interests	36,774	38,234	1,460	1,460
C2 Educational Systems	First Term Lien Loan & Equity Interests	18,985	18,820	(165)	2,334
Destiny Solutions Inc.	First Term Lien Loan & Equity Interests	3,969	7,632	3,663	2,636
GreyHeller LLC	First Term Lien Loan & Equity Interests	1,636	1,636	-	(3,103)
My Alarm Center, LLC	Equity Interests	-	-	-	4,686
Netreo Holdings, LLC	First Term Lien Loan & Equity Interests	27,160	37,804	10,644	5,056
Passageways, Inc.	First Term Lien Loan & Equity Interests	-	-	-	(2,311)
PDDS	First Term Lien Loan & Equity Interests	29,944	35,038	5,094	4,270
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	41,648	38,030	(3,618)	(1,675)
Saratoga Senior Loan Fund I JV, LLC	Unsecrued & Equity Interest	26,250	25,141	(1,109)	(1,109)
SCHOOX INVESTMENTS LLC	Equity Interests	476	3,306	2,830	2,830
TG Pressure Washing Holdings	First Term Lien Loan & Equity Interests	488	482	(6)	1,060
Village Realty Holdings LLC	First Term Lien Loan & Equity Interests	-	-	-	(2,183)
Vector Controls	First Term Lien Loan & Equity Interests	5,008	8,427	3,419	1,393

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

For the year ended February 28, 2021, our investments had a net change in unrealized appreciation of $5.0 million compared to a net change in unrealized depreciation of $0.8 million for the year ended February 29, 2020. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2021, were the following (dollars in thousands):

Fiscal year ended February 28, 2021

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
ArbiterSports, LLC	First Term Lien Loan	$26,801	$25,469	$(1,332)	$(1,306)
C2 Educational Systems	First Term Lien Loan	15,998	13,499	(2,499)	(2,517)
Elyria Foundry Company, L.L.C.	Equity Interests	9,685	730	(8,955)	7,745
Knowland Group, LLC	Second Lien Term Loan	15,768	10,788	(4,980)	(4,873)
My Alarm Center, LLC	Equity Interests	712	181	(531)	1,816
Netreo Holdings, LLC	First Term Lien Loan & Equity Interests	9,632	15,220	5,588	1,832
Passageways, Inc.	First Term Lien Loan & Equity Interests	10,953	13,264	2,311	1,173
Roscoe Medical, Inc.	Second Lien Term Loan & Equity Interests	5,649	5,422	(227)	2,343
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	33,847	31,450	(2,397)	(1,434)
Village Realty Holdings LLC	First Term Lien Loan & Equity Interests	12,394	14,577	2,183	2,038

The $1.3 million net change in unrealized depreciation in our investment in ArbiterSports, LLC was driven by disruptions to its business due to COVID-related shutdowns.

The $2.5 million net change in unrealized depreciation in our investment C2 Education Systems was driven by disruptions to its business due to COVID-related shutdowns.

The $7.7 million net unrealized loss reversal in our investment in Elyria Foundry Company, L.L.C. was due to the realization of this investment, which resulted in a net unrealized appreciation during the period.

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

The $1.4 million of unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by a reduction in base interest rates during the period, along with expenses resulting from the recapitalization of the CLO.

The $2.0 million net change in unrealized appreciation in our investment in Village Realty Holdings, LLC was driven by increased customer demand during its peak season this year.

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recorded a net increase in net assets resulting from operations of $24.7 million, $45.7 million and $14.8 million, respectively. Based on 11,963,533 weighted average common shares outstanding as of February 28, 2023, our per share net increase in net assets resulting from operations was $2.06 for the fiscal year ended February 28, 2023. This compares to a per share net increase in net assets resulting from operations of $3.99 for the fiscal year ended February 28, 2022 (based on 11,456,631 weighted average common shares outstanding as of February 28, 2022), and a per share net increase in net assets resulting from operations of $1.32 for the fiscal year ended February 28, 2021 (based on 11,188,629 weighted average common shares outstanding as of February 28, 2021).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle-market companies, interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, the Encina Credit Facility, our continued access to the SBA debentures future borrowings and future offerings of debt and equity securities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan (“DRIP”), our equity ATM program, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current NAV per share and we are limited in our ability to sell our common stock at a price below NAV per share, we have been and may continue to be limited in our ability to raise equity capital.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from the board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 165.9% as of February 28, 2023 and 209.2% as of February 28, 2022. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Due to the diverse capital sources available to us at this time, we believe we have adequate liquidity to support our near term capital requirements.

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

Commitment. The Company entered into the Credit and Security Agreement (the “Credit Agreement”) relating to the Encina Credit Facility in the initial facility amount of $50.0 million (the “Facility Amount”).

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

Interest Rate and Fees. Under the Encina Credit Facility, funds were borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 0.75%, plus an applicable margin of 4.00%. The Credit Agreement includes benchmark replacement provisions which permit the Administrative Agent and the borrower to select a replacement rate upon the unavailability of LIBOR. In addition, the Company pays the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Encina Credit Facility for the duration of the term of the Encina Credit Facility. Accrued interest and commitment fees are payable monthly in arrears. The Company was also obligated to pay certain other fees to the lenders in connection with the closing of the Encina Credit Facility.

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

Covenants; Representations and Warranties; Events of Default. The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement does not contain grace periods for breach by the Company of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Credit Agreement include, among other things, the following:

o	Failure of the Company to maintain an Interest Coverage Ratio of less than 175%;

o	Failure of the Company to maintain an Overcollateralization Ratio of less than 200%;

o	the filing of certain ERISA or tax liens on assets of the Company or the Equityholder;

o	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

o	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed to replace such key person within 30 days;

o	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed within 30 days.

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

On January 27, 2023, we entered into the first amendment to the Credit Agreement to, among other things:

●	increased the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	changed the underlying benchmark used to compute interest under the Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increased the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extended the revolving period from October 4, 2024 to January 27, 2026;

●	extended the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to such Facility Increase from $75.0 million to $150.0 million;

●	revised the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●	amended the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

As of February 28, 2023, we had $32.5 million outstanding borrowings under the Credit Facility and $202.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2022, we had $12.5 million outstanding borrowings under the Credit Facility and $185.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 28, 2023 and February 28, 2022 was $65.0 million and $50.0 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 165.9% as of February 28, 2023 and 209.2% as of February 28, 2022.

SBA-guaranteed debentures

In addition, we, through three wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, our wholly owned subsidiaries, Saratoga Investment Corp. SBIC LP (“SBIC LP”), Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

The SBIC Subsidiaries are regulated by the SBA. SBA regulations currently limit the amount that our SBIC Subsidiaries may borrow to a maximum of $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital, subject to the SBA’s approval. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. Our wholly owned SBIC Subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA.

We received exemptive relief from the SEC to permit us to exclude the debt of our SBIC Subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows us increased flexibility under the asset coverage test by permitting us to borrow up to $350.0 million more than we would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150% asset coverage ratio became effective on April 16, 2019.

As of February 28, 2023, SBIC LP had $75.0 million in regulatory capital and $27.0 million SBA-guaranteed debentures outstanding. SBIC II LP had $87.5 million in regulatory capital and $175.0 million SBA-guaranteed debentures outstanding. SBIC III LP had $35.0 million in regulatory capital and $0.0 million SBA-guaranteed debentures outstanding.

Unsecured notes

In May 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an ATM offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 units of the 2022 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of our 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and are being amortized over the term of the 6.25% 2025 Notes. The 6.25% 2025 Notes are no longer listed on the NYSE under the trading symbol “SAF” with a par value of $25.00 per note.

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

On August 31, 2021, the Company redeemed $60.0 million aggregate principal amount of the issued and outstanding 6.25% 2025 Notes at par, and the 6.25% 2025 Notes are no longer listed on the NYSE.

On June 24, 2020, the Company issued $37.5 million aggregate principal amount of our 7.25% 2025 Notes for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes. On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK” and have been delisted following the full redemption on July 14, 2022.

On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK” and have been delisted following the full redemption on July 14, 2022.

At February 28, 2023, the total 7.25% 2025 Notes outstanding was $0.0 million.

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

At February 28, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million.

On December 29, 2020, the Company issued $5.0 aggregate principal amount of our 6.25% fixed-rate Notes due in 2027 (the “6.25% 2027 Notes”).  Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of the Second 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.4 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

At February 28, 2023, the total 6.25% 2025 Notes outstanding was $15.0 million.

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of the 4.375% 2026 Notes for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, or thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses of approximately $0.2 million payable by the Company. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

At February 28, 2023 the total 4.375% Notes outstanding was $175.0 million.

On January 19, 2022, the Company issued $75.0 million aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

At February 28, 2023 the total 4.35% Notes outstanding was $75.0 million.

On April 27, 2022, the Company issued $87.5 million aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% 2027 Notes. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

On August 15, 2022, the Company issued an additional $8.0 million aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional offering costs incurred were approximately $0.03 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

At February 28, 2023 the total 6.00% 2027 Notes outstanding was $105.5 million.

On September 8, 2022, the Company issued $12.0 million aggregate principal amount of our 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting customary fees and offering expenses of approximately $0.4 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.05 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

At February 28, 2023 the total 7.00% 2025 Notes outstanding was $12.0 million.

On October 27, 2022, the Company issued $40.0 million aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.1 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

 At February 28, 2023 the total 8.00% 2027 Notes outstanding was $46.0 million.

On December 13, 2022, the Company issued $52.5 million aggregate principal amount of our 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

At February 28, 2023, the total 8.125% 2027 Notes outstanding was $60.375 million.

At February 28, 2023 and February 28, 2022, the fair value of total cash and cash equivalents, cash and cash equivalents in reserve accounts and total investments by major category are as follows:

	February 28, 2023		February 28, 2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$65,746	6.2%	$47,258	5.4%
Cash and cash equivalents, reserve accounts	30,330	2.8	5,613	0.6
First lien term loans	798,534	74.7	631,572	72.6
Second lien term loans	14,936	1.4	44,386	5.1
Structured finance securities	41,362	3.9	38,030	4.4
Unsecured loan	20,661	1.9	15,931	1.8
Equity interests	97,097	9.1	87,648	10.1
Total	$1,068,666	100.0%	$870,438	100.0%

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

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, we amended our equity distribution agreement to add BB&T Capital Markets and B. Riley FBR, Inc. as sales agents in our ATM offering. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, we had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC, each as agents (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of February 28, 2023, the Company sold 4,840,361 shares for gross proceeds of $123.9 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). For the year ended February 28, 2023, there was no activity related to the ATM offerings.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021, our board of directors extended the Share Repurchase Plan for another year to January 15, 2022, leaving the number of shares unchanged at 1.3 million shares of common stock. On January 4, 2022, our board of directors extended the Share Repurchase Plan for another year to January 15, 2023, leaving the number of shares unchanged. On January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares to 1.7 million shares of common stock. As of February 28, 2023, the Company purchased 946,627 shares of common stock, at the average price of $21.83 for approximately $20.7 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2023 the Company purchased 48,594 shares of common stock, at the average price $25.19 for approximately $1.2 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2023 the Company purchased 438,192 shares of common stock, at the average price $24.70 for approximately $10.8 million pursuant to the Share Repurchase Plan.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions for the tax years ended February 28, 2023 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2024
March 30, 2023	$0.69	(1)
	$0.69
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 46,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,313 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Recent Developments:

On March 31, 2023 and May 1, 2023, we issued $10.0 million and $10.0 million, respectively, in aggregate principal amount of our 8.75% 2024 Notes for net proceeds in each issuance of approximately $9.6 million after deducting customary fees of 3.50% and offering expenses of approximately $0.1 million. Interest on the 8.75% 2024 Notes will be paid quarterly in arrears on February 28, May 31, August 31 and November 30, beginning on May 31, 2023, at a rate of 8.75% per year. The 8.75% 2024 Notes will mature on March 31, 2024, unless extended to March 31, 2025 at the sole discretion of the Company. The net proceeds from the offering were used make investments in middle-market companies in accordance with our investment objective and strategies (including investments made through SSBIC III LP) and for general corporate purposes.

On April 14, 2023, we issued $50.0 million in aggregate principal amount of 8.50% fixed-rate notes due 2028 (the “8.5% 2028 Notes”) for net proceeds of $48.2 million, based on a public offering price of 100% of par, after deducting underwriting discounts and commissions of approximately $1.6 million and estimated offering expenses of approximately $0.2 million. On April 25, 2023, the underwriters exercised their option in full to purchase an additional $7.5 million in aggregate principal amount of its 8.50% notes due 2028 within 30 days. Net proceeds to the Company were $7.3 million after deducting underwriting commissions of approximately $0.2 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per share. Interest on the 8.50% 2028 Notes will be paid quarterly in arrears on February 28, May 31, August 31 and November 30, beginning on May 31, 2023, at a rate of 8.50% per year. The 8.50% 2028 Notes mature on April 15, 2028 and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering was used to repay a portion of outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies in accordance with our investment objective and strategies (including investments made through SBIC III LP) and for general corporate purposes.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2023:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
SBA debentures	202,000	-	15,000	12,000	175,000
6.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
Total Long-Term Debt Obligations	$728,375	$-	$64,500	$488,875	$175,000

Off-balance sheet arrangements

At February 28, 2023 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $108.8 million and $83.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2023 and February 28, 2022 is shown in the table below (dollars in thousands):

	February 28, 2023	February 28, 2022
At Company’s discretion
ActiveProspect, Inc.	$10,000	$-
Artemis Wax Corp.	-	3,700
Ascend Software, LLC	5,000	5,000
Axero Holdings, LLC	-	3,000
Book4Time, Inc.	-	2,000
Davisware, LLC	-	2,000
Granite Comfort, LP	15,000	-
JDXpert	5,000	-
LFR Chicken LLC	4,000	10,000
Netreo Holdings, LLC	-	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	4,250	2,800
Saratoga Senior Loan Fund I JV, LLC	8,548	17,500
Sceptre Hospitality Resources, LLC	5,000	1,000
Total	59,798	54,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ARC Health OpCo LLC	10,773	-
Artemis Wax Corp.	8,500
Ascend Software, LLC	3,200	6,500
Axero Holdings, LLC	-	2,000
Axero Holdings, LLC - Revolver	500	500
Davisware, LLC	-	1,000
Exigo, LLC	4,167
Exigo, LLC - Revolver	833
GDS Software Holdings, LLC	-	2,786
Gen4 Dental Partners Holdings, LLC	11,000	-
GoReact	2,500	2,500
HemaTerra Holding Company, LLC	-	-
JDXpert	1,000	-
LFR Chicken LLC	-	3,000
Madison Logic, Inc. - Revolver	-	1,084
New England Dental Partners	-	4,500
Passageways, Inc.	-	-
Pepper Palace, Inc.	2,000	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	1,000	-
Zollege PBC	1,000	1,000
	48,973	29,370
Total	$108,771	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2023, the Company had cash and cash equivalents of $65.7 million and $31.1 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR, SOFR, and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as LIBOR and SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility. In addition, substantially all of our assets have LIBOR transition language to include the use of an acceptable replacement rate, such as SOFR.

At February 28, 2023, we had $695.9 million of borrowings outstanding. There were $32.5 million borrowings outstanding under the Encina Credit Facility as of February 28, 2023. As of February 28, 2023, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed-rate and approximately 1% of our debt investments bear interest at a floating rate. As of February 28, 2023, 0% of our floating rate debt investments are subject to interest rate floors. Additionally, the Encina Credit Facility also is subject to a floating interest rate and is currently paid based on floating LIBOR or Term SOFR rate.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2023 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $8.5 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $8.5 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 28, 2023.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Investment	Investment	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	$(8,514)	$325	$(8,189)	$(6,551)	$(0.55)
-50	(4,257)	163	(4,094)	(3,275)	(0.27)
-25	(2,129)	81	(2,048)	(1,638)	(0.14)
25	2,129	(81)	2,048	1,638	0.14
50	4,257	(163)	4,094	3,275	0.27
100	8,514	(325)	8,189	6,551	0.55
200	17,029	(650)	16,379	13,103	1.09
300	25,543	(975)	24,568	19,654	1.64
400	34,057	(1,300)	32,757	26,206	2.19

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

The table above assumes no defaults or prepayments by portfolio companies over the next twelve months. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Encina Credit Facility, with an increase (decrease) in the debt outstanding under the Encina Credit Facility resulting in an (increase) decrease in the hypothetical interest expense.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are annexed to this Annual Report beginning on page F-1. In addition, the Financial Statements of Saratoga Investment Corp. CLO 2013-1, Ltd. are annexed to this Annual Report beginning on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2023.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	63	Chairman of the Board, Chief Executive Officer and President	2010	2024
Henri J. Steenkamp	47	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2020	2023
Independent Directors
Steven M. Looney	73	Director	2007	2025
Charles S. Whitman III	81	Director	2007	2025
G. Cabell Williams	69	Director	2007	2023

Christian L. Oberbeck— Mr. Oberbeck has over 36 years of experience in leveraged finance, including acquisition financing, distressed investing, and private equity, and has been involved in originating, structuring, negotiating, consummating, managing, operating, and monitoring minority and control investments in a broad array of businesses. Mr. Oberbeck is the Founder and Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and has served as the Chairman of the Board, Chief Executive Officer, and President of the Company since 2010. Mr. Oberbeck is also the Managing Partner of Saratoga Partners, a middle-market private equity investment firm. Prior to assuming full management responsibility for Saratoga Partners in 2008, Mr. Oberbeck had co-managed Saratoga Partners since 1995. Mr. Oberbeck joined Dillon Read and Saratoga Partners from Castle Harlan, Inc., a corporate buyout firm which he had joined at its founding in 1987 and was a Managing Director, leading successful investments in manufacturing and financial services companies. Prior to that, he worked in the Corporate Development Group of Arthur Young and in corporate finance at Blyth Eastman Paine Webber. Mr. Oberbeck has been a director of numerous middle-market companies. Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

Steven M. Looney — Mr. Looney has served as member of our Board since 2007. Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a strategic advisory firm specializing in change management and revenue enhancement for middle-market enterprises, is a Director and Audit Chair of ICG Loan Funding Ltd., an investment company specializing in corporate debt, and is a CPA and an attorney. Mr. Looney has served as a consultant and director to numerous companies in the healthcare, manufacturing and services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney is a trustee of Excellent Education for Everyone, a nonprofit organization and founder of its affiliate, Education Moms and a director of ICG Loan Funding Ltd., a manager of and investor in collateralized loan portfolios in Europe and the United States. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. He began his career at the United States Securities and Exchange Commission. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co., as Chief Financial and Administrative Officer of WH Industries and as General Counsel and Chief Compliance Officer of A.G. Becker-Warburg Paribas Becker, as well as his financial, accounting and legal expertise.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of our shares, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended February 28, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: Christian L. Oberbeck filed late a Form 4 with respect to one transaction in our shares during the reporting period.

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

Audit Committee

The current members of the audit committee are Steven M. Looney (Chairman), Charles S. Whitman III and G. Cabell Williams. The board of directors has determined that Mr. Looney is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the Exchange Act and that each of Messrs. Whitman and Williams are “financially literate” as required by NYSE corporate governance standards. All of these members are independent directors.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2023:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$-	$-
Henri J. Steenkamp(1)	-	-
Independent Directors
Steven M. Looney	$143,000	$143,000
Charles S. Whitman III	135,000	135,000
G. Cabell Williams	135,000	135,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year ended February 28, 2023 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2023, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 12,124,175 shares of common stock outstanding as of May 1, 2022. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,523,516	(1)	12.8%
Henri J. Steenkamp	28,459		*
Independent Directors
Steven M. Looney	3,758		*
Charles S. Whitman III	4,029		*
G. Cabell Williams	81,544		*
All Directors as a Group	1,641,306		13.8%
Owners of 5% or more of our common stock
Black Diamond Capital Management, L.L.C.(2)	951,340		8.0%
Elizabeth Oberbeck(3)	549,183		4.6%
Thomas V. Inglesby	350,236		3.0%
Michael J. Grisius	167,216		1.4%

*	Less than 1.0%

Mr. Oberbeck, Mr. Grisius and Mr. Inglesby are affiliates who make up 17.2% of the ownership of SAR.

(1)	Includes 644,248 shares of common stock directly held by Mr. Oberbeck, 217,774 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 67,465 shares of common stock directly held by Mr. Oberbeck’s children, for which Mr. Oberbeck retains the voting rights, 1,318 shares of common stock directly held by Mr. Oberbeck’s wife, for which Mr. Oberbeck retains the voting rights, and 549,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 3 below.

(2)	Based on information included in Form 13F filed by Black Diamond Capital Management, L.L.C. with the SEC on December 31, 2022. The address of Black Diamond Capital Management, L.L.C. 2187 Atlantic Street, 9th floor, Stamford, CT 06902

(3)	Based on information included in Amendment No. 2 to Schedule 13D filed on January 16, 2020, which amends and supplements the statements on Schedule 13D originally filed with the Securities and Exchange filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2023 and February 28, 2022, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022
Audit Fees	$584,500	$513,000
Tax Fees	46,200	43,650
Total Fees	$630,700	$556,650

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended February 28, 2023	Fiscal Year Ended February 28, 2022
CLO Audit Fees	$-	$-
Tax Services for Company’s Subsidiaries	-	-
All Other Fees	97,750	89,000
Total Fees	$97,750	$89,000

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

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith: Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 28, 2023 and February 28, 2022

Consolidated Statements of Operations for the years ended February 28, 2023, February 28, 2022 and February 28, 2021

Consolidated Schedules of Investments as of February 28, 2023 and February 28, 2022

Consolidated Statements of Changes in Net Assets for the years ended February 28, 2023, February 28, 2022 and February 28, 2021

Consolidated Statements of Cash Flows for the years ended February 28, 2023, February 28, 2022 and February 28, 2021

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.14

Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.15	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.16	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.17	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.18	Form of 4.375% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.19	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.20	Form of 7.00% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).

4.21	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.22	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.23	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.15 hereto).

4.24*	Description of Securities.

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.10	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.9	Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 2, 2021).

10.10	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.11	First Amendment to the Credit and Security Agreement, dated as of January 27, 2023, by and among Saratoga Investment Fund II LLC, as borrower, Saratoga Investment Corp., as equityholder and as collateral manager, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent and as collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K, filed on February 2, 2023).

10.12	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.13	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.14

Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

10.15

Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated July 9, 2020 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

21*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP for Saratoga Investment Corp.

23.2*	Consent of CohnReznick LLP for Saratoga Investment Corp. CLO 2013-1, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 2, 2023	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive	May 2, 2023
Christian L. Oberbeck	Officer (Principal Executive Officer)

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 2, 2023
Henri J. Steenkamp	Principal Financial Officer), Member of the Board of Directors

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 2, 2023
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 2, 2023
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 2, 2023
Cabell Williams

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the Company), including the consolidated schedules of investments, as of February 28, 2023 and February 28, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2023 and February 28, 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 28, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 28, 2023 and February 28, 2022 by correspondence with the portfolio companies, custodians and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter

At February 28, 2023, the fair value of the Company’s investments categorized in Level 3 of the fair value hierarchy (Level 3 investments) totaled $959,483,302. Management determines the fair value of these investments by applying the valuation techniques described in Notes 2 and 3 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of the valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The valuation techniques used by the Company include market comparables, collateral value coverage, discounted cash flows and enterprise value waterfalls. The significant unobservable inputs used to measure fair value include market yields, EBITDA multiples, revenue multiples, net asset value, third-party bids, discount rates, recovery rates and prepayment rates.

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

How We Addressed the Matter in Our Audit

To test the valuation of the Company’s Level 3 investments, we gained an understanding of the valuation techniques, significant unobservable inputs and assumptions used by the Company to value the Level 3 investments and reviewed the information considered by the Board of Directors relating to the fair value of each investment. For a sample of Level 3 investments, we evaluated the valuation techniques used, tested the significant unobservable inputs and assumptions, and tested the mathematical accuracy of the related valuation models. For this sample of Level 3 investments, we agreed the significant inputs and underlying data used in the Company’s valuations (for example, deal terms, portfolio company operating results, market yields, third-party bids) to transaction agreements, most recently available portfolio company financial statements or other financial information, information available from third-party sources and market data, as applicable. We involved our valuation specialists to assist in developing independent estimates of fair value for a sample of investments by using portfolio company and market information, and we compared such estimates to the Company’s fair value of these investments. We also searched for and evaluated information that corroborated or contradicted the Company’s valuations of Level 3 investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York
May 2, 2023

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 28, 2023	February 28, 2022

ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $819,966,208 and $654,965,044, respectively)	$828,028,800	$668,358,516
Affiliate investments (amortized cost of $25,722,320 and $46,224,927, respectively)	28,305,871	48,234,124
Control investments (amortized cost of $120,800,829 and $95,058,356, respectively)	116,255,582	100,974,715
Total investments at fair value (amortized cost of $966,489,357 and $796,248,327, respectively)	972,590,253	817,567,355
Cash and cash equivalents	65,746,494	47,257,801
Cash and cash equivalents, reserve accounts	30,329,779	5,612,541
Interest receivable (net of reserve of $2,217,300 and $0, respectively)	8,159,951	5,093,561
Due from affiliate (See Note 7)	-	90,968
Management fee receivable	363,809	362,549
Other assets	531,337	254,980
Current tax receivable	436,551	-
Total assets	$1,078,158,174	$876,239,755

LIABILITIES
Revolving credit facility	$32,500,000	$12,500,000
Deferred debt financing costs, revolving credit facility	(1,344,005)	(1,191,115)
SBA debentures payable	202,000,000	185,000,000
Deferred debt financing costs, SBA debentures payable	(4,923,488)	(4,344,983)
7.00% Notes Payable 2025	12,000,000	-
Discount on 7.00% notes payable 2025	(304,946)	-
Deferred debt financing costs, 7.00% notes payable 2025	(40,118)	-
7.25% Notes Payable 2025	-	43,125,000
Deferred debt financing costs, 7.25% notes payable 2025	-	(1,078,201)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(129,528)	(184,375)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	830,824	1,086,013
Deferred debt financing costs, 4.375% notes payable 2026	(2,552,924)	(3,395,435)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(408,932)	(499,263)
Deferred debt financing costs, 4.35% notes payable 2027	(1,378,515)	(1,722,908)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(344,949)	(416,253)
6.00% Notes Payable 2027	105,500,000	-
Discount on 6.00% notes payable 2027	(159,334)	-
Deferred debt financing costs, 6.00% notes payable 2027	(2,926,637)	-
8.00% Notes Payable 2027	46,000,000	-
Deferred debt financing costs, 8.00% notes payable 2027	(1,622,376)	-
8.125% Notes Payable 2027	60,375,000	-
Deferred debt financing costs, 8.125% notes payable 2027	(1,944,536)	-
Base management and incentive fees payable	12,114,878	12,947,025
Deferred tax liability	2,816,572	1,249,015
Accounts payable and accrued expenses	1,464,343	799,058
Current income tax payable	-	2,820,036
Interest and debt fees payable	3,652,936	2,801,621
Directors fees payable	14,932	70,000
Due to manager	10,935	263,814
Excise tax payable	-	630,183
Total liabilities	731,200,132	520,459,232

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,890,500 and 12,131,350 common shares issued and outstanding, respectively	11,891	12,131
Capital in excess of par value	321,893,806	328,062,246
Total distributable earnings	25,052,345	27,706,146
Total net assets	346,958,042	355,780,523
Total liabilities and net assets	$1,078,158,174	$876,239,755
NET ASSET VALUE PER SHARE	$29.18	$29.33

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 28, 2023	February 28, 2022	February 28, 2021
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$72,677,237	$46,369,544	$41,621,899
Affiliate investments	4,773,527	3,308,471	1,656,263
Control investments	6,602,594	7,345,691	5,848,980
Payment-in-kind interest income:
Non-control/Non-affiliate investments	359,910	1,150,695	2,251,499
Affiliate investments	416,711	-	172,626
Control investments	386,889	327,171	162,658
Total interest from investments	85,216,868	58,501,572	51,713,925
Interest from cash and cash equivalents	1,368,489	3,584	14,609
Management fee income	3,269,820	3,262,591	2,507,626
Dividend Income	2,720,272	1,925,791	158,045
Structuring and advisory fee income	3,585,061	4,307,647	2,157,405
Other income	2,943,610	2,739,372	1,098,646
Total investment income	99,104,120	70,740,557	57,650,256

OPERATING EXPENSES
Interest and debt financing expenses	33,498,489	19,880,693	13,587,201
Base management fees	16,423,960	11,901,729	9,098,495
Incentive management fees expense (benefit)	5,057,117	11,794,208	4,903,499
Professional fees	1,812,259	1,378,134	1,705,942
Administrator expenses	3,160,417	2,906,250	2,545,833
Insurance	347,483	348,671	285,529
Directors fees and expenses	360,000	335,596	290,000
General and administrative	2,328,672	1,661,932	1,428,293
Income tax expense (benefit)	(152,956)	(39,649)	667
Excise tax expense (credit)	1,067,532	630,183	691,672
Total operating expenses	63,902,973	50,797,747	34,537,131
NET INVESTMENT INCOME	35,201,147	19,942,810	23,113,125

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	7,446,596	6,209,737	22,207
Affiliate investments	-	7,328,457	(8,726,013)
Control investments	-	(139,867)	-
Net realized gain (loss) from investments	7,446,596	13,398,327	(8,703,806)
Income tax (provision) benefit from realized gain on investments	548,568	(2,886,444)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(5,330,880)	14,775,190	(3,817,921)
Affiliate investments	574,354	(26,836)	7,549,096
Control investments	(10,461,606)	2,271,639	1,235,147
Net change in unrealized appreciation (depreciation) on investments	(15,218,132)	17,019,993	4,966,322
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,715,333)	694,908	(574,634)
Net realized and unrealized gain (loss) on investments	(8,938,301)	28,226,784	(8,207,472)
Realized losses on extinguishment of debt	(1,587,083)	(2,434,410)	(128,617)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$24,675,763	$45,735,184	$14,777,036

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$2.06	$3.99	$1.32
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,963,533	11,456,631	11,188,629

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 28, 2023	February 28, 2022	February 28, 2021
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$35,201,147	$19,942,810	$23,113,125
Net realized gain from investments	7,446,596	13,398,327	(8,703,806)
Realized losses on extinguishment of debt	(1,587,083)	(2,434,410)	(128,617)
Income tax (provision) benefit from realized gain on investments	548,568	(2,886,444)	(3,895,354)
Net change in unrealized appreciation (depreciation) on investments	(15,218,132)	17,019,993	4,966,322
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,715,333)	694,908	(574,634)
Net increase (decrease) in net assets resulting from operations	24,675,763	45,735,184	14,777,036

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(27,313,402)	(22,033,235)	(13,746,998)
Net decrease in net assets from shareholder distributions	(27,313,402)	(22,033,235)	(13,746,998)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock	-	26,835,203	-
Stock dividend distribution	4,648,262	3,875,206	2,481,084
Repurchases of common stock	(10,824,340)	(2,545,037)	(3,608,459)
Repurchase fees	(8,764)	(1,992)	(3,746)
Offering costs	-	(270,576)	-
Net increase (decrease) in net assets from capital share transactions	(6,184,842)	27,892,804	(1,131,121)
Total increase (decrease) in net assets	(8,822,481)	51,594,753	(101,083)
Net assets at beginning of period	355,780,523	304,185,770	304,286,853
Net assets at end of period	$346,958,042	$355,780,523	$304,185,770

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2023	February 28, 2022	February 28, 2021
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$24,675,763	$45,735,184	$14,777,036
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	1,882,734	349,292	973,606
Net accretion of discount on investments	(1,816,934)	(2,043,088)	(1,390,128)
Amortization of deferred debt financing costs	3,587,139	2,164,761	1,372,662
Realized losses on extinguishment of debt	1,587,083	2,434,410	128,617
Income tax expense (benefit)	(152,956)	21,260	667
Net realized (gain) loss from investments	(7,446,596)	(13,398,327)	8,703,806
Net change in unrealized (appreciation) depreciation on investments	15,218,132	(17,019,993)	(4,966,322)
Net change in provision for deferred taxes on unrealized appreciation (depreciation) on investments	1,715,333	(694,908)	574,634
Proceeds from sales and repayments of investments	222,215,062	226,931,104	130,259,061
Purchases of investments	(385,075,296)	(458,073,629)	(202,260,764)
(Increase) decrease in operating assets:
Interest receivable	(3,066,390)	(869,931)	586,826
Due from affiliate	90,968	2,628,032	(2,719,000)
Management fee receivable	(1,260)	(327,905)	237,563
Other assets	(276,357)	692,335	(265,997)
Current income tax receivable	(436,551)	-	-
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(832,147)	6,390,351	(9,243,423)
Accounts payable and accrued expenses	665,285	(951,208)	37,109
Current tax payable	(2,820,036)	2,820,036	-
Interest and debt fees payable	851,315	155,837	411,742
Directors fees payable	(55,068)	(500)	9,000
Excise tax payable	(630,183)	(61,489)	691,672
Due to manager	(252,879)	(15,251)	(264,777)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(130,373,839)	(203,133,627)	(62,346,410)

Financing activities
Borrowings on debt	113,000,000	135,000,000	41,000,000
Paydowns on debt	(76,000,000)	(95,500,000)	(33,000,000)
Issuance of notes	223,875,000	250,000,000	63,125,000
Repayments of notes	(43,125,000)	(60,000,000)	-
Payments of deferred debt financing costs	(10,135,986)	(10,008,424)	(3,435,749)
Discount on debt issuance, 6.00% notes 2027	(176,000)	-	-
Discount on debt issuance, 7.00% notes 2025	(360,000)	-	-
Premium on debt issuance, 4.375% notes 2026	-	1,250,000	-
Discount on debt issuance, 4.35% notes 2027	-	(512,250)	-
Proceeds from issuance of common stock	-	26,835,203	-
Payments of cash dividends	(22,665,140)	(18,158,029)	(11,265,914)
Repurchases of common stock	(10,824,340)	(2,545,037)	(3,608,459)
Repurchases fees	(8,764)	(1,992)	(3,746)
Payments of offering costs	-	(270,576)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	173,579,770	226,088,895	52,811,132
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	43,205,931	22,955,268	(9,535,278)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	52,870,342	29,915,074	39,450,352
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD	$96,076,273	$52,870,342	$29,915,074

Supplemental information:
Interest paid during the period	$28,904,198	$17,560,094	$11,802,800
Cash paid for taxes	2,770,984	1,355,083	4,140,241
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(1,882,734)	(349,292)	(973,606)
Net accretion of discount on investments	1,816,934	2,043,088	1,390,128
Amortization of deferred debt financing costs	3,587,139	2,164,761	1,372,662
Stock dividend distribution	4,648,262	3,875,206	2,481,084

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 238.5% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.39% Cash, 7/18/2027	7/18/2022	$7,980,000	$7,907,457	$7,911,372	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,548,000	0.7%
		Total Alternative Investment Management Software			9,907,457	10,459,372	3.0%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.41% Cash, 5/20/2026	5/20/2021	$57,500,000	57,059,057	57,500,000	16.6%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,642,322	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,500,005	0.4%
		Total Consumer Services			60,059,057	63,642,327	18.3%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,809,091	1.1%
		Total Corporate Education Software			475,698	3,809,091	1.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,509,210	0.7%
		Total Cyber Security			1,906,275	2,509,210	0.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$6,555,000	6,514,437	6,523,536	1.9%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$4,650,000	4,627,032	4,627,680	1.3%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.35%), 15.24% Cash, 4/29/2026	2/8/2023	$-	(94,504)	-	0.0%
Gen4 Dental Partners Holdings, LLC (i)	Dental Practice Management	Series A Preferred Units	2/8/2023	480,769	1,000,000	1,000,000	0.3%
		Total Dental Practice Management			12,046,965	12,151,216	3.5%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$24,812,500	24,632,494	24,504,825	7.1%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$-	-	(51,667)	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$208,334	208,333	195,417	0.1%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,121,575	0.3%
		Total Direct Selling Software			25,882,494	25,770,150	7.5%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/31/2023	5/31/2017	$18,500,000	18,497,146	18,525,900	5.3%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	629,892	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$16,000,000	15,905,830	14,827,200	4.3%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$500,000	496,809	390,050	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	115,676	0.0%
		Total Education Services			35,649,689	34,488,718	9.9%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	8,941,350	2.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/17/2020	$8,006,000	7,952,042	7,982,783	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/18/2022	$1,000,750	1,000,750	997,848	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	218,168	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	217,370	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.89% Cash, 8/5/2027	8/5/2022	$27,000,000	26,751,573	26,597,700	7.7%
		Total Education Software			40,077,843	44,955,219	13.1%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	407,760	0.1%
		Total Facilities Maintenance			488,148	407,760	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$6,000,000	5,972,735	5,988,000	1.7%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$3,977,790	3,950,992	3,969,834	1.1%
		Total Field Service Management			9,923,727	9,957,834	2.8%
B. Riley Financial, Inc. (a)	Financial Services	Senior Unsecured Loan 6.75% Cash, 5/31/2024	10/18/2022	$165,301	165,301	160,077	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$22,713,926	22,603,970	22,311,890	6.4%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$3,286,074	3,257,297	3,227,910	0.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	518,413	0.1%
		Total Financial Services			26,276,568	26,218,290	7.4%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$6,000,000	5,952,354	5,902,200	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$3,300,000	3,269,283	3,194,050	0.9%
		Total Financial Services Software			9,221,637	9,096,250	2.6%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	$400,000	400,000	1,286,156	0.4%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 1/31/2025	1/31/2017	$25,000,000	24,938,666	25,000,000	7.2%
		Total Healthcare Services			25,338,666	26,286,156	7.6%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$55,483,943	55,105,372	55,445,104	16.0%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$13,895,175	13,829,142	13,885,448	4.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,606,741	1.3%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$35,125,000	34,906,981	35,103,925	10.1%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$9,300,000	9,219,412	9,294,420	2.7%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	788,283	0.2%
		Total Healthcare Software			116,448,819	119,123,921	34.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$3,136,517	3,116,896	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$2,000,000	1,984,212	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	281,778	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 13.97% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	9,760,821	2.8%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	4/27/2020	$23,000,000	22,806,316	22,793,000	6.6%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,943,239	37,972,116	11.0%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$43,000,000	42,694,831	42,570,000	12.3%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$12,000,000	11,894,177	11,880,000	3.4%
		Total HVAC Services and Sales			54,589,008	54,450,000	15.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 3/6/2025	3/6/2013	$3,089,986	3,089,986	3,089,986	0.9%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	6,517,923	1.9%
		Total Industrial Products			3,089,986	9,607,909	2.8%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 12.58% Cash, 10/1/2026	10/1/2021	$13,469,318	13,376,121	13,449,114	3.9%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,311,442	1.0%
		Total Insurance Software			15,876,121	16,760,556	4.9%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/17/2026	3/20/2020	$43,000,000	42,953,087	43,000,000	12.4%
		Total IT Services			42,953,087	43,000,000	12.4%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$12,000,000	11,906,362	12,090,000	3.5%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,906,362	12,090,000	3.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 12.41% Cash, 1/18/2027	1/18/2022	$21,247,440	21,055,931	20,699,256	6.0%
		Total Legal Software			21,055,931	20,699,256	6.0%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 12/30/2028	12/10/2021	$19,000,000	18,626,777	18,715,000	5.4%
		Total Marketing Orchestration Software			18,626,777	18,715,000	5.4%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$6,500,000	6,427,296	6,461,000	1.9%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$7,726,978	7,634,711	7,680,616	2.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Shares	8/5/2022	2,808,236	3,035,108	2,780,153	0.8%
		Total Mental Healthcare Services			17,097,115	16,921,769	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 10.22% Cash, 8/26/2026	8/26/2021	$15,000,000	14,887,780	14,890,500	4.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+6.00), 10.97% Cash, 8/26/2026	8/26/2021	$3,000,000	2,973,634	2,978,100	0.9%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,490,403	1.0%
		Total Mentoring Software			20,861,414	21,359,003	6.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 14.15% Cash/1.00% PIK, 1/31/2024	5/29/2018	$13,122,781	13,091,197	13,095,223	3.8%
		Total Non-profit Services			13,091,197	13,095,223	3.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.39% Cash, 12/31/2025	12/28/2012	$6,000,000	5,974,379	5,965,800	1.7%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	406,755	0.1%
		Total Office Supplies			6,374,379	6,372,555	1.8%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	7/9/2020	$14,000,000	13,924,435	13,855,800	4.0%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	2/12/2021	$38,500,000	38,257,589	38,103,450	11.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,447,219	0.4%
		Total Real Estate Services			53,554,581	53,406,469	15.4%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,125,160	1,125,160	1,136,503	0.3%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD BSBY+7.25%), 11.83% Cash, 6/27/2027	6/27/2022	$9,600,000	9,503,123	9,540,480	2.7%
		Total Research Software			10,628,283	10,676,983	3.0%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$12,000,000	11,906,864	11,866,800	3.4%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$9,000,000	8,927,326	8,900,100	2.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,177,373	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 3/1/2024	3/1/2018	$3,217,657	3,217,657	2,881,888	0.8%
		Total Restaurant			25,051,847	24,826,161	7.1%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$33,490,000	33,255,863	24,410,861	7.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	-	0.0%
		Total Specialty Food Retailer			34,255,863	24,410,861	7.0%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$26,000,000	25,894,505	25,721,800	7.4%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	989,300	0.3%
		Total Sports Management			26,894,505	26,711,100	7.7%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,079,325	0.6%
		Total Staffing Services			100,000	2,079,325	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$6,000,000	5,947,780	6,045,000	1.7%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$-	-	-	0.0%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.89% Cash, 8/5/2028	8/5/2022	$20,000,000	19,857,613	19,954,000	5.8%
		Total Talent Acquisition Software			25,805,393	25,999,000	7.5%
Sub Total Non-control/Non-affiliate investments					819,966,208	828,028,800	238.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 8.1% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD LIBOR+9.00%), 13.97% Cash, 8/18/2027	8/18/2022	$7,000,000	6,935,556	7,006,300	2.0%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,282,563	5,235,433	5,175,327	1.5%
ETU Holdings, Inc. (f), (h)	Corporate Education Software	Series A-1 Preferred Stock	8/18/2022	3,000,000	3,000,000	3,072,504	0.9%
		Total Corporate Education Software			15,170,989	15,254,131	4.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$5,500,000	5,460,448	5,513,200	1.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$1,100,000	1,090,883	1,102,640	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,498,000	0.7%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	3,937,900	1.1%
		Total Employee Collaboration Software			10,551,331	13,051,740	3.7%
Sub Total Affiliate investments					25,722,320	28,305,871	8.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 33.6% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK 12/31/2025	7/3/2018	$5,539,029	5,522,608	5,443,757	1.6%
Netreo Holdings, LLC (d), (g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK, 12/31/2025	5/26/2020	$22,111,008	22,019,877	21,730,699	6.3%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	16,992,742	4.9%
		Total IT Services			35,886,985	44,167,198	12.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	28,943,904	21,176,578	6.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 14.97%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,831,406	2.5%
Saratoga Investment Corp. Senior Loan Fund 2022-1 Ltd. Class E Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.44%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	11,354,495	3.3%
		Total Structured Finance Securities			49,711,404	41,362,479	11.9%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$17,618,954	17,618,954	17,618,954	5.1%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (h)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	13,106,951	3.8%
		Total Investment Fund			35,202,440	30,725,905	8.9%
Sub Total Control investments					120,800,829	116,255,582	33.6%
TOTAL INVESTMENTS - 280.2% (b)					$966,489,357	$972,590,253	280.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 27.7% (b)
U.S. Bank Money Market (l)	96,076,273	$96,076,273	$96,076,273	27.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	96,076,273	$96,076,273	$96,076,273	27.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2023, non-qualifying assets represent 8.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $346,958,042 as of February 28, 2023.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate floor in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Artemis Wax is no longer an affiliate as of February 28, 2023. Transactions during the year ended February 28, 2023 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$27,440,000	$6,162,526	$3,418,378	$-	$-	$(1,460,287)
Axero Holdings, LLC	1,089,000	-	848,422	-	-	1,951,499
ETU Holdings, Inc.	14,880,000	-	923,437	-	-	83,142
Total	$43,409,000	$6,162,526	$5,190,237	$-	$-	$574,354

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2023 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$8,290,000	$-	$2,529,483	$-	$-	$(2,363,302)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	1,228,486	3,269,820	-	(4,149,106)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	11,392,500	-	552,330	-	-	(38,005)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,195,662	-	-	(543,594)
Saratoga Senior Loan Fund I JV, LLC	4,493,954	-	1,483,522	-	-	-
Saratoga Senior Loan Fund I JV, LLC	4,458,486	-	-	-	-	(3,367,599)
Total	$28,634,940	$-	$6,989,483	$3,269,820	$-	$(10,461,606)

(h)	Non-income producing at February 28, 2023.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2023. (See Note 9 to the consolidated financial statements).
(k)	As of February 28, 2023, the investment was on non-accrual status. The fair value of these investments was approximately $9.8 million, which represented 2.8% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2023.

BSBY - Bloomberg Short-Term Bank Yield

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD BSBY - The 1 month USD BSBY rate as of February 28, 2023 was 4.58%.

3M USD BSBY - The 3 month USD BSBY rate as of February 28, 2023 was 4.87%.

1M USD LIBOR - The 1 month USD LIBOR rate as of February 28, 2023 was 4.67%.

3M USD LIBOR - The 3 month USD LIBOR rate as of February 28, 2023 was 4.97%.

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of February 28, 2023 was 4.66%

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of February 28, 2023 was 4.89%

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 187.4% (b)
Targus Holdings, Inc. (h)	Consumer Products	Common Stock	12/31/2009	210,456	$1,589,630	$692,535	0.2%
		Total Consumer Products			1,589,630	692,535	0.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,305,839	0.9%
		Total Corporate Education Software			475,698	3,305,839	0.9%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	6,742,392	1,635,704	1,635,704	0.5%
		Total Cyber Security			1,635,704	1,635,704	0.5%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$6,555,000	6,502,672	6,404,891	1.8%
New England Dental Partners (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 8.50% Cash, 11/25/2025	11/25/2020	$2,150,000	2,132,639	1,997,715	0.6%
		Total Dental Practice Management			8,635,311	8,402,606	2.4%
PDDS Buyer, LLC (d)	Dental Practice Management Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.00% Cash, 7/15/2024	7/15/2019	$28,000,000	27,943,852	27,938,400	7.9%
PDDS Buyer, LLC (h)	Dental Practice Management Software	Series A-1 Preferred Shares	8/10/2020	1,755,831	2,000,000	7,099,940	2.0%
		Total Dental Practice Management Software			29,943,852	35,038,340	9.9%
C2 Educational Systems	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 10.00% Cash, 5/31/2023	5/31/2017	$18,500,000	18,484,747	18,220,650	5.1%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	599,296	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$16,000,000	15,877,908	15,794,300	4.4%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 5/11/2026	5/11/2021	$500,000	495,811	493,950	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	201,218	0.1%
		Total Education Services			35,608,370	35,309,414	9.9%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,065	3,969,291	7,632,061	2.1%
Identity Automation Systems (d)	Education Software	First Lien Term Loan (3M USD LIBOR+9.24%), 10.99% Cash, 5/8/2024	8/25/2014	$16,941,250	16,941,250	16,941,250	4.8%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	801,923	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	200,820	0.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GoReact	Education Software	First Lien Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/17/2020	$8,000,000	7,920,033	8,080,000	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 9.50% Cash, 1/17/2025	1/18/2022	$-	-	-	0.0%
		Total Education Software			29,234,761	33,656,054	9.5%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	482,036	0.1%
		Total Facilities Maintenance			488,148	482,036	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$6,000,000	5,954,705	6,003,000	1.7%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 9.00% Cash, 7/31/2024	9/6/2019	$977,790	975,504	978,279	0.3%
		Total Field Service Management			6,930,209	6,981,279	2.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/30/2021	$22,713,926	22,579,864	22,570,829	6.3%
GDS Software Holdings, LLC (j)	Financial Services	Delayed Draw Term loan (3M USD LIBOR+7.00%), 8.00% Cash, 12/30/2026	12/18/2021	$500,000	495,031	496,850	0.1%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	472,009	0.1%
		Total Financial Services			23,324,895	23,539,688	6.5%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$6,000,000	5,942,482	5,940,000	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 12/15/2026	12/15/2021	$-	-	-	0.0%
		Total Financial Services Software			5,942,482	5,940,000	1.7%
Ohio Medical, LLC (h)	Healthcare Products Manufacturing	Common Stock	1/15/2016	5,000	380,353	714,271	0.2%
		Total Healthcare Products Manufacturing			380,353	714,271	0.2%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	400,000	400,000	1,032,934	0.3%
Axiom Purchaser, Inc. (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$10,000,000	9,974,217	10,013,000	2.8%
Axiom Purchaser, Inc. (d)	Healthcare Services	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 7.75% Cash, 6/19/2023	6/19/2018	$6,000,000	5,977,846	6,007,800	1.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+7.25%), 8.25% Cash, 1/31/2025	1/31/2017	$25,000,000	24,903,581	25,000,000	7.0%
		Total Healthcare Services			41,255,644	42,053,734	11.8%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	3,788,769	1.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$36,000,000	35,715,061	35,640,000	10.0%
HemaTerra Holding Company, LLC (d)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+8.25%), 9.25% Cash, 1/31/2026	4/15/2019	$14,000,000	13,912,744	13,860,000	3.9%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$35,125,000	34,827,633	34,998,550	9.8%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD LIBOR+5.50%), 6.50% Cash, 11/12/2025	11/12/2020	$1,200,000	1,188,047	1,195,680	0.3%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	550,986	550,986	643,044	0.2%
		Total Healthcare Software			89,011,164	90,126,043	25.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	52,853	0.0%
Roscoe Medical, Inc.	Healthcare Supply	Second Lien Term Loan 11.25% Cash, 3/31/2022	3/26/2014	$5,141,413	5,141,413	5,141,413	1.4%
		Total Healthcare Supply			5,649,490	5,194,266	1.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$3,136,517	3,111,278	3,112,052	0.9%
Book4Time, Inc. (a), (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 10.25%, 12/22/2025	12/22/2020	$-	-	-	0.0%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	$200,000	156,826	198,638	0.1%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 10.00% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	10,592,873	3.0%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	4/27/2020	$6,000,000	5,952,460	6,021,000	1.7%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 9/2/2026	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			25,099,553	19,924,563	5.7%
Granite Comfort, LP	HVAC Services and Sales	First Lien Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$28,000,000	27,764,146	27,977,600	7.9%
Granite Comfort, LP(j)	HVAC Services and Sales	Delayed Draw Term Loan (1M USD LIBOR+8.00%), 9.00% Cash, 11/16/2025	11/16/2020	$2,000,000	1,980,805	1,998,400	0.6%
		Total HVAC Services and Sales			29,744,951	29,976,000	8.5%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD BSBY+8.00%), 9.00% Cash, 10/1/2026	10/1/2021	$9,000,000	8,925,938	8,920,800	2.5%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,000,000	2,000,000	2,000,000	0.6%
		Total Insurance Software			10,925,938	10,920,800	3.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 8.00% Cash, 3/6/2025	3/6/2013	$5,008,186	5,008,186	5,008,186	1.4%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	3,418,993	1.0%
		Total Industrial Products			5,008,186	8,427,179	2.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD LIBOR+5.00), 6.00% Cash, 5/17/2023	3/20/2020	$43,000,000	42,806,801	43,000,000	12.1%
		Total IT Services			42,806,801	43,000,000	12.1%
Centerbase, LLC	Legal Software	First Lien Term Loan (Daialy USD SOFR+7.50%), 8.50% Cash, 1/18/2027	1/18/2022	$7,500,000	7,409,860	7,425,000	2.1%
		Total Legal Software			7,409,860	7,425,000	2.1%
Madison Logic, Inc.	Marketing Orchestration Software	First Lien Term Loan (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$28,915,663	28,782,977	28,776,867	8.1%
Madison Logic, Inc. (j)	Marketing Orchestration Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 6.75% Cash, 11/22/2026	12/10/2021	$-	-	-	0.0%
		Total Marketing Orchestration Software			28,782,977	28,776,867	8.1%
inMotionNow, Inc.	Marketing Services	First Lien Term Loan (3M USD LIBOR+7.50), 10.00% Cash, 5/15/2024	5/15/2019	$12,200,000	12,139,533	12,290,280	3.5%
inMotionNow, Inc. (d)	Marketing Services	Delayed Draw Term Loan (3M USD LIBOR+7.50)10.00% Cash, 5/15/2024	5/15/2019	$5,000,000	4,972,992	5,037,000	1.4%
		Total Marketing Services			17,112,525	17,327,280	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 6.25% Cash, 8/26/2026	8/26/2021	$15,000,000	14,861,338	14,938,500	4.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,382,625	1.0%
		Total Mentoring Software			17,861,338	18,321,125	5.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.75% Cash/1.00% PIK, 5/29/2023	5/29/2018	$10,010,685	9,955,082	10,038,714	2.8%
		Total Non-profit Services			9,955,082	10,038,714	2.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD LIBOR+8.50%), 10.00% Cash, 12/31/2023	12/28/2012	$3,300,000	3,300,000	3,278,880	0.9%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests Expires 12/28/2022	12/28/2012	49,318	400,000	446,927	0.1%
		Total Office Supplies			3,700,000	3,725,807	1.0%
Apex Holdings Software Technologies, LLC	Payroll Services	First Lien Term Loan (3M USD LIBOR+8.00%), 9.00% Cash, 9/21/2024	9/21/2016	$17,000,000	16,990,006	17,000,000	4.7%
		Total Payroll Services			16,990,006	17,000,000	4.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	7/9/2020	$14,000,000	13,897,546	13,904,800	3.9%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 8.00% Cash, 7/9/2025	2/12/2021	$38,500,000	38,173,998	38,238,200	10.6%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,205	1,205,308	1,363,014	0.4%
		Total Real Estate Services			53,276,852	53,506,014	14.9%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$12,000,000	11,886,588	11,880,000	3.3%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 8.00% Cash, 11/19/2026	11/19/2021	$-	-	-	0.0%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	999,984	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 9/01/2023	3/1/2018	$2,979,312	2,979,312	2,805,541	0.8%
		Total Restaurant			15,865,900	15,685,525	4.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$33,830,000	33,531,592	33,261,656	9.2%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(33,600)	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 7.25% Cash, 6/30/2026	6/30/2021	$-	-	(42,000)	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	827,050	0.1%
		Total Specialty Food Retailer			34,531,592	34,013,106	9.3%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$26,000,000	25,846,091	25,667,199	7.1%
ArbiterSports, LLC (d)	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 8.25% Cash, 2/21/2025	2/21/2020	$1,000,000	999,997	987,200	0.3%
		Total Sports Management			26,846,088	26,654,399	7.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	1,912,328	0.5%
		Total Staffing Services			100,000	1,912,328	0.5%
Jobvite, Inc. (d)	Talent Acquisition Software	Second Lien Term Loan (3M USD LIBOR+7.50%), 8.50% Cash, 1/6/2027	7/6/2021	$20,000,000	19,841,684	19,652,000	5.5%
		Total Talent Acquisition Software			19,841,684	19,652,000	5.5%
National Waste Partners (d)	Waste Services	Second Lien Term Loan 10.00% Cash, 11/13/2022	2/13/2017	$9,000,000	9,000,000.0	9,000,000.0	2.5%
		Total Waste Services			9,000,000	9,000,000	2.5%
Sub Total Non-control/Non-affiliate investments					654,965,044	668,358,516	187.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 13.5% (b)
Artemis Wax Corp. (f), (j)	Consumer Services	Delayed Draw Term Loan (1M USD LIBOR+9.00%), 11.00% Cash, 5/20/2026	5/20/2021	$30,000,000	29,727,282	30,000,000	8.4%
Artemis Wax Corp. (f), (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	2,687,573	0.8%
Artemis Wax Corp. (f), (h)	Consumer Services	Series C Preferred Stock	5/20/2021	5,547	5,546,609	5,546,605	1.6%
		Total Consumer Services			36,773,891	38,234,178	10.8%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$5,500,000	5,451,036	5,482,950	1.5%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Axero Holdigns, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD LIBOR+10.00%), 11.00% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,198,000	0.5%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	2,318,996	0.7%
		Total Employee Collaboration Software			9,451,036	9,999,946	2.7%
Sub Total Affiliate investments					46,224,927	48,234,124	13.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 28.3% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +8.00%), 9.00% Cash 12/31/2025	7/3/2018	$5,432,440	5,409,201	5,421,575	1.4%
Netreo Holdings, LLC (d), (g), (j)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +8.00%), 9.00% Cash, 12/31/2025	5/26/2020	$13,433,515	13,406,530	13,406,648	3.8%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	18,975,523	5.3%
		Total IT Services			27,160,231	37,803,746	10.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 9.27%, 4/20/2033	1/22/2008	$111,000,000	32,273,125	28,654,905	8.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 10.17%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	9,375,000	2.6%
		Total Structured Finance Securities			41,648,125	38,029,905	10.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$13,125,000	13,125,000	13,125,000	3.7%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Membership Interest	2/17/2022	13,125,000	13,125,000	12,016,064	3.4%
		Total Investment Fund			26,250,000	25,141,064	7.1%
Sub Total Control investments					95,058,356	100,974,715	28.3%
TOTAL INVESTMENTS - 229.2% (b)					$796,248,327	$817,567,355	229.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 14.9% (b)
U.S. Bank Money Market (k)	52,870,342	$52,870,342	$52,870,342	14.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	52,870,342	$52,870,342	$52,870,342	14.9%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2022, non-qualifying assets represent 6.7% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $355,780,523 as of February 28, 2022.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

(c)	Because there is no readily available market value for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under a senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 9.27% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. GreyHeller, LLC is no longer an affiliate as of February 28, 2022. Transactions during the year ended February 28, 2022 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp.	$36,200,000	$-	$1,919,100	$-	$-	$1,460,287
Axero Holdings, LLC	9,445,000	-	416,092	-	-	548,910
GreyHeller, LLC	8,910,000	(26,428,457)	973,278	-	7,328,457	(3,102,569)
Top Gun	-	-	-	-	-	1,066,536
Total	$54,555,000	$(26,428,457)	$3,308,471	$-	$7,328,457	$(26,836)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2022 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2022

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$17,074,500	$-	$1,814,735	$-	$-	$5,055,909
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	4,372,958	3,262,591	-	(1,221,309)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-R-3 Note	-	(17,875,000)	814,431	-	-	(454,025)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-1-R-3 Note	8,500,000	(8,500,000)	4,786	-	(139,867)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	9,375,000	-	539,564	-	-	-
Saratoga Senior Loan Fund I JV, LLC	13,125,000	-	126,389	-	-	-
Saratoga Senior Loan Fund I JV, LLC	13,125,000	-	-	-	-	(1,108,936)
Total	$61,199,500	$(26,375,000)	$7,672,863	$3,262,591	$(139,867)	$2,271,639

(h)	Non-income producing at February 28, 2022.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2022. (See Note 9 to the consolidated financial statements).

(k)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2022.

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

February 28, 2023

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

The Company has established wholly owned subsidiaries, SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC LP (“SBIC LP”), Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

The Company has formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility”). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on the Company’s existing revolving credit facility with Madison Capital Funding, LLC were repaid and the revolving credit facility terminated. On January 27, 2023, among other things, the borrowings available under the Encina Credit Facility was increased from up to $50.0 million to up to $65.0 million, the underlying benchmark rate used to compute interest changed from LIBOR to Term SOFR for one-month tenor plus a 0.10% credit spread adjustment; the applicable effective margin rate on borrowings increased from 4.00% to 4.25% and the maturity date was extended from October 4, 2024 to January 27, 2026.

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is under joint control and is not consolidated. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1 Ltd. (“SLF 2022”), which is a wholly owned subsidiary of SLF JV. SLF 2022 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. On October 28, 2022, SLF 2022 issued $402.1 million of debt (the “2022 JV CLO Notes”) through a collateralized loan obligation trust (the “JV CLO trust”). The 2022 JV CLO Notes were issued pursuant to an indenture, dated October 28, 2022 (the “JV Indenture”), with U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (the “Trustee”) servicing as the trustee.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SIF II, SBIC LP, SBIC II LP, SBIC III LP, SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC LP, SBIC II LP, or SBIC III LP’s status as investment companies during the year ended February 28, 2023.

Principles of Consolidation

Under the investment company rules and regulations pursuant to ASC 946, the Company is precluded from consolidating any entity other than another investment company or controlled operating company whose business consists of providing services to the Company.  As a result, the consolidated financial statements of the Company include only the accounts of the Company and its wholly owned subsidiaries, including the Funds. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. The Company places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. Cash and cash equivalents are carried at cost which approximates fair value. Pursuant to Section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another investment company, such as a money market fund, if such investment would cause the Company to exceed any of the following limitations:

●	we were to own more than 3.0% of the investment company’s total outstanding voting;

●	we were to hold securities in the investment company having an aggregate value in excess of 5.0% of the value of our total assets; or

●	we were to hold securities in investment companies having an aggregate value in excess of 10.0% of the value of our total assets.

As of February 28, 2023, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits, representing payments received on secured investments or other reserved amounts associated with the Encina Credit Facility within SIF II, our wholly owned subsidiary. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the Encina Credit Facility.

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within our wholly owned subsidiaries, SBIC LP, SBIC II LP and SBIC III LP.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2023	February 28, 2022	February 28, 2021
Cash and cash equivalents	$65,746,494	$47,257,801	$18,828,047
Cash and cash equivalents, reserve accounts	30,329,779	5,612,541	11,087,027
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$96,076,273	$52,870,342	$29,915,074

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with the FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold or its liabilities are to be transferred at the measurement date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

The Company’s investments in Saratoga CLO Class F-2-R-3 Notes of the Saratoga CLO and the Class E Notes tranche of SLF 2022 is carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine the valuation for our investment in Saratoga CLO.

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

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted new Rule 2a-5 under the 1940 Act (“Rule 2a-5”) that establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards of directors, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”) that provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021 and had a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2023 our investment in one portfolio company was on non-accrual status with a fair value of approximately $9.8 million, or 1.0% of the fair value of our portfolio. At February 28, 2022, there were no investments on non-accrual status.

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

Other Income

Other income includes prepayment income fees, and monitoring, administration, redemption and amendment fees and is recorded in the consolidated statements of operations when earned..

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility and notes are deferred and amortized using the straight-line method over the life of the respective facility and debt securities. Financing costs incurred in connection with the SBA debentures of SBIC LP, SBIC II LP, and SBIC III LP are deferred and amortized using the straight-line method over the life of the debentures. Any discount or premium on the issuance of any debt is accreted and amortized using the effective interest method over the life of the respective debt security.

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

Income Taxes

The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. By meeting these requirements, the Company will not be subject to U.S. federal income tax on ordinary income or capital gains timely distributed to stockholders. Therefore, no provision has been recorded for federal income taxes, except as related to the Taxable Blockers and long-term capital gains, when applicable.

In order to qualify as a RIC, among other requirements, the Company generally is required to timely distribute to its stockholders at least 90% of its “investment company taxable income”, as defined by the Code, for each fiscal tax year. The Company will be subject to U.S. federal income tax at corporate rates on its investment company taxable income and net capital gains that it does not timely distribute to shareholders. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least (1) 98% of its net ordinary income in any calendar year, (2) 98.2% of its capital gain net income for each one-year period ending on October 31and (3) any net ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such year, and on which the Company paid no U.S federal income tax.

Depending on the level of investment company taxable income earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward investment company taxable income and net capital gains in excess of current year dividend distributions into the next tax year and pay U.S. federal income tax, and possibly the 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual investment company taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended February 28, 2023, 2022 and 2021, the excise tax accrual on estimated excess table income was $1.1 million, $0.6 million and $0.7 million, respectively.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2023, February 28, 2022 and February 28, 2021 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2020, 2021, 2022 and 2023 federal tax years for the Company remain subject to examination by the IRS. At February 28, 2023, and February 28, 2022, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2022-03 on its consolidated financial statements.

In March 2020, the FASB issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. With the adoption of ASU 2022-06, there was no significant impact to the Company’s financial position.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2023 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$798,534	$-	$798,534
Second lien term loans	-	-	14,936	-	14,936
Unsecured loans	-	-	20,661	-	20,661
Structured finance securities	-	-	41,362	-	41,362
Equity interests	-	-	83,990	13,107	97,097
Total	$-	$-	$959,483	$13,107	$972,590

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2023 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2022	$631,572	$44,386	$15,931	$38,030	$75,632	$805,551
Payment-in-kind and other adjustments to cost	391	283	238	(3,329)	535	(1,882)
Net accretion of discount on investments	1,831	(14)	-	-	-	1,817
Net change in unrealized appreciation (depreciation) on investments	(10,465)	(703)	(167)	(4,731)	4,215	(11,851)
Purchases	345,955	4,950	4,659	11,392	13,660	380,616
Sales and repayments	(170,913)	(33,966)	-	-	(17,336)	(222,215)
Net realized gain (loss) from investments	163	-	-	-	7,284	7,447
Balance as of February 28, 2023	$798,534	$14,936	$20,661	$41,362	$83,990	$959,483
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$(10,575)	$(892)	$(167)	$(4,731)	$6,111	$(10,254)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the year.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the year ended February 28, 2023.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2022 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2021	$440,456	$24,930	$2,141	$49,779	$37,007	$554,313
Payment-in-kind and other adjustments to cost	(546)	111	718	(1,574)	943	(348)
Net accretion of discount on investments	2,008	35	-	-	-	2,043
Net change in unrealized appreciation (depreciation) on investments	1,670	(515)	(54)	(1,676)	18,703	18,128
Purchases	364,216	19,825	13,126	-	47,783	444,950
Sales and repayments	(176,264)	-	-	(8,359)	(42,309)	(226,932)
Net realized gain (loss) from investments	32	-	-	(140)	13,505	13,397
Balance as of February 28, 2022	$631,572	$44,386	$15,931	$38,030	$75,632	$805,551
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$2,605	$(515)	$(54)	$(1,222)	$21,361	$22,175

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the year ended February 28, 2022

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2023 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$798,534	Market Comparables	Market Yield (%)	10.5% - 23.1%	12.8%
			Revenue Multiples (x)	4.1x	4.1x
			EBITDA Multiples (x)	8.0x	8.0x
Second lien term loans	14,936	Market Comparables	Market Yield (%)	15.6% - 61.8%	45.8%
Unsecured term loans	20,661	Market Comparables	Market Yield (%)	10.0% - 28.8%	12.6%
		Market Comparables	Market Quote (%)	100.0%	100%
		Collateral Value Coverage	Net Asset Value (%)	100.0%	100%
Structured finance securities	41,362	Discounted Cash Flow	Discount Rate (%)	12.0% - 22.0%	17.6%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	83,990	Enterprise Value Waterfall	EBITDA Multiples (x)	5.5x - 28.6x	11.0x
			Revenue Multiples (x)	1.3x - 11.2x	6.4x
Total	$959,483

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2022 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$631,572	Market Comparables	Market Yield (%)	6.0% - 11.3%	8.4%
			Revenue Multiples (x)	3.5x	3.5x
Second lien term loans	44,386	Market Comparables	Market Yield (%)	8.9% - 32.9%	15.6%
			EBITDA Multiples (x)	7.5x	7.5x
Unsecured term loans	15,931	Market Comparables	Market Yield (%)	22.3%	22.3%
			Net Asset Value	100.0%	100.0%
Structured finance securities	38,030	Discounted Cash Flow	Discount Rate (%)	10.0% - 15.0%	14,2%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	75,632	Enterprise Value Waterfall	EBITDA Multiples (x)	4.0x - 28.6x	9.3x
			Revenue Multiples (x)	1.0x - 11.7x	6.6x
			Third-party bid	100.0%	100.0%
Total	$805,551

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the earnings before interest, tax, depreciation and amortization (“EBITDA”) or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, and prepayment rate, in isolation, would result in a significantly lower (higher) fair value measurement while a significant increase (decrease) in recovery rate, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a market quote, third party bid or net asset value in deriving a value, a significant increase (decrease) in the market quote, bid or net asset value in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of February 28, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$808,464	83.7%	$798,534	82.1%
Second lien term loans	21,114	2.2	14,936	1.5
Unsecured loans	21,001	2.2	20,661	2.1
Structured finance securities	49,711	5.1	41,362	4.3
Equity interests	66,199	6.8	97,097	10.0
Total	$966,489	100.0%	$972,590	100.0%

The composition of our investments as of February 28, 2022 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$631,037	79.3%	$631,572	77.3%
Second lien term loans	49,862	6.3	44,386	5.4
Unsecured loans	16,104	2.0	15,931	1.9
Structured finance securities	41,648	5.2	38,030	4.7
Equity interests	57,597	7.2	87,648	10.7
Total	$796,248	100.0%	$817,567	100.0%

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

Our investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at February 28, 2023. The inputs at February 28, 2023 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 14.0%-22.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: $97.00 for eighteen months; then L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of February 28, 2023, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4 and Note 5 for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

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

Granite Comfort, LP

Granite Comfort, LP is a U.S. based heating, ventilation and air conditioning (“HVAC”) company. The company provides traditional service and replacement of HVAC / plumbing systems, as well as a rental model that is in the early stages of implementation.

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ended February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Note for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

The Saratoga CLO remains effectively 100.0% owned and managed by the Company. We receive a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, we are no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we accrued management fee income of $3.3 million, $3.3 million and $2.5 million, respectively, and interest income of $1.2 million, $4.9 million and $3.5 million, respectively, from the Saratoga CLO.

As of February 28, 2023, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $21.2 million. As of February 28, 2023, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $8.8 million. As of February 28, 2023, Saratoga CLO had investments with a principal balance of $645.6 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As of February 28, 2023, the present value of the projected future cash flows of the subordinated notes, was approximately $21.2 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date the Company has since received distributions of $77.7 million, management fees of $31.9 million and incentive fees of $1.2 million.

As of February 28, 2022, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $28.7 million. As of February 28, 2022, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $9.4 million. As of February 28, 2022, Saratoga CLO had investments with a principal balance of $660.2 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As of February 28, 2022, the present value of the projected future cash flows of the subordinated notes, was approximately $27.9 million, using a 15.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date the Company has since received distributions of $72.8 million, management fees of $28.6 million and incentive fees of $1.2 million.

The separate audited financial statements of the Saratoga CLO as of February 28, 2023 and February 28, 2022, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 28, 2023, February 28, 2022 and February 28, 2021, are presented on page S-1.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of February 28, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2022, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $13.1 million and $1.9 million, respectively; and membership interest of $13.1 million and $1.9 million, respectively. As of February 28, 2023, and February 28, 2022, the Company’s investment in the unsecured note of SLF JV had a fair value of $17.6 million and $13.1 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $13.1 million and $12.0 million, respectively.

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

For the year ended February 28, 2023, the Company earned approximately $1.5 million of interest income related to SLF JV, which is included in interest income. As of February 28, 2023, approximately $0.4 million of interest income related to SLF JV was included in interest receivable.

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

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of February 28, 2023 and February 28, 2022, the fair value of these Class E Notes were $11.4 million and $0.0 million, respectively.

Note 6. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income and gains distributed to stockholders.

The Company owns 100.0% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For U.S. federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for U.S. federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC. The Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90% of its investment company taxable income, as defined by the Code. Because U.S. federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. As of February 28, 2023 and February 28, 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible U.S. federal excise and capital gains tax and worthless securities losses (dollars in thousands):

	February 28, 2023	February 28, 2022
Capital in excess of par value	$16	$(4,704)
Total distributable earnings (loss)	(16)	4,704

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 was as follows (dollars in thousands):

	February 28, 2023	February 28, 2022	February 28, 2021
Ordinary income	$27,313	$22,033	$13,747
Capital gains	-	-
Total	$27,313	$22,033	$13,747

For U.S. federal income tax purposes, as of February 28, 2023, the aggregate net unrealized depreciation for all securities was $15.5 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.6 billion.

For U.S. federal income tax purposes, as of February 28, 2022, the aggregate net unrealized appreciation for all securities was $21.2 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.4 billion.

As of February 28, 2023 and February 28, 2022, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for U.S federal tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 28, 2023	February 28, 2022
Post October loss deferred	$-	$-
Accumulated capital losses	(1,580)	(1,143)
Other temporary differences	1,971	(1,601)
Undistributed Long Term Gain	-	-
Undistributed ordinary income	19,771	9,897
Unrealized appreciation (depreciation)	(15,500)	21,283
Total components of accumulated losses	$4,662	$28,436

At February 28, 2023, the Company had a short-term capital loss of $0.0 million and a long-term capital loss of $1.6 million, available to offset future capital gains. At February 28, 2023 the company did not utilized any short-term capital losses or long-term capital losses. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar years ended December 31, 2022 and December 31, 2021, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and accrued $1.1 million and $0.7 million in U.S. federal excise taxes on undistributed taxable income for the years ended February 28, 2023 and February 28, 2022, respectively.

As of February 28, 2023 and 2022, the Company had net long-term capital losses of $1.6 million and $1.1 million.

Management has analyzed the Company’s tax positions taken on U.S. federal income tax returns for all open years (fiscal years 2019- 2022) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc., and SIA-VR, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

The Company’s V Rental Holdings LLC Class A-1 membership units was sold during the ended February 28, 2022. The entity which held this investment, SIA-VR, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.1 million current tax receivable as of February 28, 2023.

The Company’s Texas Teachers of Tomorrow, LLC common stock was sold during the year ended February 28, 2022. The entity which held this investment, SIA-TT, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.1 million current tax receivable as of February 28, 2023.

The Company’s GreyHeller LLC Series A preferred units was sold during the year ended February 28, 2022. The entity which held this investment, SIA-TT, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.4 million current tax receivable as of February 28, 2023.

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

Deferred tax assets and liabilities, and related valuation allowances, as of February 28, 2023 and February 28, 2022, were as follows:

	February 28, 2023	February 28, 2022
Total deferred tax assets	$2,542,373	$1,991,241
Total deferred tax liabilities	(3,008,829)	(1,293,496)
Valuation allowance on net deferred tax assets	(2,350,116)	(1,946,761)
Net deferred tax liability	$(2,816,572)	$(1,249,016)

As of February 28, 2023, the valuation allowance on deferred tax assets was $2.4 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax (benefit) expense for the year ended February 28, 2023 includes $1.7 million net change in unrealized appreciation (depreciation) on investments and $(0.2) million net change in total operating expense (benefit), in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the year ended February 28, 2022 includes $(0.7) million net change in unrealized appreciation (depreciation) on investments and $(0.0) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax (benefit) expense for the year ended February 28, 2021 includes $0.6 million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments for the year ended February 28, 2023, February 28, 2022 and February 28, 2021 are as follows:

	February 28, 2023	February 28, 2022	February 28, 2021
Current
Federal	$(473,475)	$2,498,515	$-
State	(80,273)	327,021	-
Net current expense	(553,748)	2,825,536	-
Deferred
Federal	1,467,975	(444,628)	461,503
State	99,582	(227,737)	113,798
Net deferred expense	1,567,557	(672,365)	575,301
Net tax provision	$1,013,809	$2,153,171	$575,301

The Company has remaining federal net operating loss carryforwards of $3.7 million which has an indefinite life. In addition, the Company has state net operating loss carryforwards of $0.1 million, which begin to expire in fiscal year 2028.

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

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Company incurred $16.4 million, $11.9 million and $9.1 million in base management fees, respectively. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Company incurred $6.8 million, $6.4 million and $5.4 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we accrued $(1.8) million, $5.5 million and $0.0 million, respectively, in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2023, the base management fees accrual was $4.3 million and the incentive fees accrual was $7.9 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, the base management fees accrual was $3.2 million and the incentive fees accrual was $9.8 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recognized $3.2 million, $2.9 million and $2.5 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2023, $0.001 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2022, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recognized $3.3 million, $3.3 million and $2.5 million in management fee income, respectively, related to the Saratoga CLO.

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

On October 26, 2021, the Company and TJHA entered into an LLC Agreement to co-manage the SLF JV. SLF JV is a joint venture that invests in the debt or equity interests of collateralized loan obligations, loan, notes and other debt instruments.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee.

As of February 28, 2023 and February 28, 2022 respectively, the Company’s investment in the SLF JV had a fair value of $30.7 million and $25.1 million, consisting of an unsecured loan of $17.6 million and $13.1 million, and membership interest of $13.1 million and $12.0 million. In addition, the Company has no outstanding receivable balance from the SLF JV, as of February 28, 2023.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 165.9% as of February 28, 2023 and 209.3% as of February 28, 2022.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Madison Credit Facility”), in each case, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, SBIC II LP and SBIC III LP, was pledged under the Madison Credit Facility to secure our obligations thereunder.

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

Encina Credit Facility

On October 4, 2021, the Company entered into the Credit and Security Agreement (the “Credit Agreement”) relating to a $50.0 million senior secured revolving credit facility with the Lender, supported by loans held by SIF II and pledged to the Encina Credit Facility. The terms of the Encina Credit Facility required a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increased to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility originally bore interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. The commitment termination date was October 4, 2024.

On January 27, 2023, we entered into the first amendment to the Credit Agreement to, among other things:

●	increased the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	changed the underlying benchmark used to compute interest under the Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increased the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extended the revolving period from October 4, 2024 to January 27, 2026;

●	extended the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to such Facility Increase from $75.0 million to $150.0 million;

●	revised the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●	amended the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of February 28, 2023 and February 28, 2022, there were $32.5 million and $12.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the facility. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recorded $2.0 million, $0.8 million and $0.5 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees.

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recorded $0.5 million, $0.3 million and $0.1 million of amortization of deferred financing costs related to the Encina Credit Facility and Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expenses on the consolidated statements of operations. For the fiscal year ended February 28, 2023, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility were approximately $26.3 million and 6.72%, respectively. For the fiscal year ended February 28, 2022, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility were approximately $8.7 million and 5.22%, respectively. For the fiscal year ended February 28, 2021, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Madison Credit Facility were approximately $1.8 million and 0.17%, respectively.

The Encina Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Encina Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. The Encina Credit Facility has a three-year term. Availability on the Encina Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the borrowing base. Funds may be borrowed at the greater of the prevailing one-month SOFR rate, plus an applicable effective margin of 4.25%. In addition, the Company will pay the lender a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Encina Credit Facility.

Our borrowing base under the Encina Credit Facility was $63.6 million subject to the Encina Credit Facility cap of $65.0 million at February 28, 2023. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2023 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2022. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

Our wholly owned SBIC Subsidiaries are able to borrow funds from the SBA against regulatory capital (which approximates equity capital in respective SBIC) and is subject to customary regulatory requirements including but not limited to, a periodic examination by the SBA.

Our wholly owned Subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.  With the third license approval, Saratoga can continue to grow its SBA relationship from $150.0 million to $350.0 million of committed capital.

As of February 28, 2023, we have funded SBIC LP, SBIC II LP and SBIC III LP with an aggregate total of equity capital of $75.0 million, $87.5 million and $2.5 million, respectively, and have $202.0 million in SBA-guaranteed debentures outstanding, of which $27.0 million was held in SBIC LP, $175.0 million held was SBIC II LP and $0.0 million held in SBIC III LP.

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

The SBIC Subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC Subsidiaries will receive SBA-guaranteed debenture funding, which is dependent upon the SBIC Subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to each SBIC Subsidiaries’ assets over our stockholders and debtholders in the event we liquidate such SBIC Subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC Subsidiary upon an event of default.

The Company received exemptive relief from the SEC to permit it to exclude the senior securities issued by SBIC subsidiaries from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $325.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the independent directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150% asset coverage ratio became effective on April 16, 2019.

At February 28, 2023 and February 28, 2022, there was $202.0 million and $185.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0, and $0.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 28, 2023, the Company repaid $59.0 million of SBA debentures, resulting in a realized loss on extinguishment of $0.6 million related to the acceleration of deferred debt financing costs.

For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recorded $6.4 million, $4.7 million and $5.5 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we recorded $1.0 million, $0.7 million and $0.6 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 28, 2023, February 28, 2022 and February 28, 2021 on the outstanding borrowings of the SBA debentures was 2.78%, 2.60% and 3.25%, respectively. During the years ended February 28, 2023 and February 28, 2022, the average dollar amount of SBA debentures outstanding was $229.9 million and $180.4 million, respectively.

Notes

On May 10, 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 units of the 2022 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes. The 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per note and have been delisted following the redemption.

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

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of our 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.2 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were being amortized over the term of the 7.25% 2025 Notes.

On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK” and have been delisted following the full redemption on July 14, 2022.

On July 14, 2022, the debt was extinguished. As such, it was not fair valued with market quotes and is not fair value leveled. The repayment of the 7.25% 2025 Notes resulted in a realized loss on the extinguishment of debt of $1.0 million.

For the years ended February 28, 2023 and February 28, 2022, we recorded $1.2 million and $3.1 million, respectively, of interest expense and $0.1 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2023 and February 28, 2022, the average dollar amount of 7.25% 2025 Notes outstanding was $13.5 million and $43.1 million, respectively.

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the 7.75% 2025 Notes.

As of February 28, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $4.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2023 and February 28, 2022, we recorded $0.4 million and $0.4 million, respectively, of interest expense and $0.05 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2023 and February 28, 2022, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively.

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”).  Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of the 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.4 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the 6.25% 2027 Notes. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

As of February 28, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $13.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2023 and February 28, 2022, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.07 million and $0.07 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2022 and February 28, 2022, the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of our 4.375% fixed-rate Notes due in 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering payable by the Company. The Additional 4.375% 2026 Notes are treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the additional 4.375% 2026 Notes.

As of February 28, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. As of February 28, 2022, there was $175.0 million outstanding. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $156.1 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2023 and February 28, 2022, we recorded $7.7 million and $5.5 million, respectively, of interest expense, $0.8 million and $0.4 million, respectively, of amortization of deferred financing costs and $0.3 million and $0.2 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2023 and February 28, 2022, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $130.8 million respectively.

On January 19, 2022, the Company issued $75.0 million aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the 4.35% 2027 Notes.

As of February 28, 2023, the total 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. As of February 28, 2022, there was $75.0 million outstanding. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $64.5 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2023 and February 28, 2022, we recorded $3.3 million and $0.4 million, respectively, of interest expense, $0.3 million and $0.05 million, respectively, of amortization of deferred financing costs and $0.09 million and $0.07 million, respectively, of amortization of discount on issuance of 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2023 and February 28, 2022, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $8.4 million respectively.

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

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional offering costs incurred were approximately $0.2 million. Additional financing costs of $0.2 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

As of February 28, 2023, the total 6.00% 2027 Notes outstanding was $105.5 million. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note. As of February 28, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.4 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

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

As of February 28, 2023, the total 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. As of February 28, 2022, there was $0.0 million outstanding. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.5 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2023 and February 28, 2022, we recorded $0.4 million and $0.0 million, respectively, of interest expense, $0.01 million and $0.00 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.00 million, respectively, of amortization of discount on issuance of 7.00% Notes due 2025. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2023 and February 28, 2022, the average dollar amount of 7.00% 2025 Notes outstanding was $5.8 million and $0.0 million respectively.

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

As of February 28, 2023, the total 8.00% 2027 Notes outstanding was $46.0 million. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note. As of February 28, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of our 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters partially exercised their option to purchase an additional $7.9 million in aggregate principal amount of its 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023.  The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per share.

As of February 28, 2023, the total 8.125% 2027 Notes outstanding was $60.4 million. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note. As of February 28, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.1 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

Senior Securities

Information about our senior securities is shown in the following table as of February 28/29 for the fiscal years indicated in the table, unless otherwise noted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources” for more detailed information regarding the senior securities.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year(1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal yaer 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(16)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.25% Notes due 2027
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
8.00% Notes due 2027
Fiscal year 2023 (as of February 28, 2023)	$46,000	$1,659	-	$25.08	(15)
8.125% Notes due 2027
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2023:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
SBA debentures	202,000	-	15,000	12,000	175,000
6.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	-	175,000	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
Total Long-Term Debt Obligations	$728,375	$-	$64,500	$488,875	$175,000

Off-balance Sheet Arrangements

At February 28, 2023 and February 28, 2022, the Company’s off-balance sheet arrangements consisted of $108.8 million and $83.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2023 and February 28, 2022 is shown in the table below (dollars in thousands):

	February 28, 2023	February 28, 2022
At Company’s discretion
ActiveProspect, Inc.	$10,000	$-
Artemis Wax Corp.	-	3,700
Ascend Software, LLC	5,000	5,000
Axero Holdings, LLC	-	3,000
Book4Time, Inc.	-	2,000
Davisware, LLC	-	2,000
Granite Comfort, LP	15,000	-
JDXpert	5,000	-
LFR Chicken LLC	4,000	10,000
Netreo Holdings, LLC	-	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	4,250	2,800
Saratoga Senior Loan Fund I JV, LLC	8,548	17,500
Sceptre Hospitality Resources, LLC	5,000	1,000
Total	59,798	54,000

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
ARC Health OpCo LLC	10,773	-
Artemis Wax Corp.	8,500
Ascend Software, LLC	3,200	6,500
Axero Holdings, LLC	-	2,000
Axero Holdings, LLC - Revolver	500	500
Davisware, LLC	-	1,000
Exigo, LLC	4,167
Exigo, LLC - Revolver	833
GDS Software Holdings, LLC	-	2,786
Gen4 Dental Partners Holdings, LLC	11,000	-
GoReact	2,500	2,500
HemaTerra Holding Company, LLC	-	-
JDXpert	1,000	-
LFR Chicken LLC	-	3,000
Madison Logic, Inc. - Revolver	-	1,084
New England Dental Partners	-	4,500
Passageways, Inc.	-	-
Pepper Palace, Inc.	2,000	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	1,000	-
Zollege PBC	1,000	1,000
	48,973	29,370
Total	$108,771	$83,370

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2023, the Company had cash and cash equivalents of $65.7 million and $31.1 million in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, we incurred $0.4 million, $0.3 million and $0.3 million for directors’ fees and expenses, respectively. As of February 28, 2023 and February 28, 2022, $0.01 million and $0.07 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2023, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). On October 7, 2015, our board of directors extended the Share Repurchase Plan for another year and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 400,000 shares of its common stock. On October 5, 2016, our board of directors extended the Share Repurchase Plan for another year to October 15, 2017 and increased the number of shares the Company is permitted to repurchase at prices below its NAV, as reported in its then most recently published consolidated financial statements, to 600,000 shares of its common stock. On October 10, 2017, January 8, 2019 and January 7, 2020, our board of directors extended the Share Repurchase Plan for another year to October 15, 2018, January 15, 2020 and January 15, 2021, respectively, each time leaving the number of shares unchanged at 600,000 shares of its common stock. On May 4, 2020, our board of directors increased the Share Repurchase Plan to 1.3 million shares of common stock. On January 5, 2021 and January 4, 2022, our board of directors extended the Shares Repurchase Plan for another year to January 15, 2022 and January 15, 2023, respectively, each time leaving the number of shares unchanged at 1.3 million shares of common stock. On January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares to 1.7 million shares of common stock. As of February 28, 2023, the Company purchased 946,627 shares of common stock, at the average price of $21.83 for approximately $20.7 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2023 the Company purchased 48,594 shares of common stock, at the average price $25.19 for approximately $1.2 million pursuant to the Share Repurchase Plan. During the year ended February 28, 2023, the Company purchased 438,192 shares of common stock, at the average price $24.70 for approximately $10.8 million pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account. As of February 28, 2023, the Company sold 4,840,361 shares for gross proceeds of $123.9 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). For the year ended February 28, 2023, there was no activity related to the ATM offerings.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2).  Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2021	11,161,416	$11,161	$304,874,957	$(700,348)	$304,185,770
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,555,935	2,555,935
Net realized gain (loss) from investments	-	-	-	1,910,141	1,910,141
Net change in unrealized appreciation (depreciation) on investments	-	-	-	16,812,577	16,812,577
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,144)	(230,144)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,799,405)	(4,799,405)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	38,580	39	914,063	-	914,102
Repurchases of common stock	(40,000)	(40)	(1,003,380)	-	(1,003,420)
Repurchase fees	-	-	(800)	-	(800)
Offering costs	-	-	-	-	-
Balance at May 31, 2021	11,159,995	$11,160	$304,784,840	$15,548,756	$320,344,756
Increase (Decrease) from Operations:
Net investment income	-	-	-	6,393,261	6,393,261
Net realized gain (loss) from investments	-	-	-	1,501,597	1,501,597
Income tax (provision) benefit from realized gain on investments	-	-	-	(448,883)	(448,883)
Realized losses on extinguishment of debt				(1,552,140)	(1,552,140)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,376,540	3,376,540
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(1,328,711)	(1,328,711)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(4,910,394)	(4,910,394)
Capital Share Transactions:
Proceeds from issuance of common stock	5,441	6	157,034	-	157,040
Stock dividend distribution	33,099	33	828,479	-	828,512
Repurchases of common stock	(9,623)	(10)	(248,713)	-	(248,723)
Repurchase fees	-	-	(192)	-	(192)
Offering costs	-	-	(817)	-	(817)
Balance at August 31, 2021	11,188,912	$11,189	$305,520,631	$18,580,025	$324,111,845

			Capital in	Total Distributable
	Common Stock		Excess of	Earnings
	Shares	Amount	Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,196,635	5,196,635
Net realized gain (loss) from investments	-	-	-	9,916,925	9,916,925
Income tax (provision) benefit from realized gain on investments	-	-	-	(2,447,173)	(2,447,173)
Realized losses on extinguishment of debt				(764,123)	(764,123)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(6,042,616)	(6,042,616)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	2,480,465	2,480,465
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(5,889,329)	(5,889,329)
Capital Share Transactions:
Proceeds from issuance of common stock	520,076	520	15,163,259	-	15,163,779
Stock dividend distribution	38,016	38	1,017,625	-	1,017,663
Repurchases of common stock	-	-	-	-	-
Repurchase fees	-	-	-	-	-
Offering costs	-	-	(142,326)	-	(142,326)
Balance at November 30, 2021	11,747,004	$11,747	$321,559,189	$21,030,809	$342,601,745
Increase (Decrease) from Operations:
Net investment income	-	-	-	5,796,910	5,796,910
Net realized gain (loss) from investments	-	-	-	69,664	69,664
Income tax (provision) benefit from realized gain on investments	-	-	-	9,612	9,612
Realized losses on extinguishment of debt				(118,147)	(118,147)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,873,561	2,873,561
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(226,702)	(226,702)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,434,106)	(6,434,106)
Capital Share Transactions:
Proceeds from issuance of common stock	392,826	392	11,513,992	-	11,514,383
Stock dividend distribution	41,520	42	1,114,886	-	1,114,929
Repurchases of common stock	(50,000)	(50)	(1,292,843)	-	(1,292,893)
Repurchase fees			(1,000)	-	(1,000)
Offering costs	-	-	(127,433)	-	(127,433)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(4,704,545)	4,704,545	-
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Balance at May 31, 2022	12,031,998	$12,032	$325,433,869	$19,789,910	$345,235,811

			Capital in	Total Distributable
	Common Stock		Excess of	Earnings
	Shares	Amount	Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,698,014	7,698,014
Net realized gain (loss) from investments	-	-	-	7,943,838	7,943,838
Realized losses on extinguishment of debt	-	-	-	(1,204,809)	(1,204,809)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(13,258,456)	(13,258,456)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,154)	(230,154)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,369,981)	(6,369,981)
Capital Share Transactions:
Stock dividend distribution	48,590	49	1,088,139	-	1,088,188
Repurchases of common stock	(153,350)	(154)	(3,685,951)	-	(3,686,105)
Repurchase fees	-	-	(3,071)	-	(3,071)
Balance at August 31, 2022	11,927,238	$11,927	$322,832,986	$14,368,362	$337,213,275

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,877,437	9,877,437
Net realized gain (loss) from investments	-	-	-	(740,434)	(740,434)
Income tax (provision) benefit from realized gain on investments	-	-	-	479,318	479,318
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(3,176,208)	(3,176,208)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(425,848)	(425,848)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,433,298)	(6,433,298)
Capital Share Transactions:
Stock dividend distribution	52,312	53	1,150,881	-	1,150,934
Repurchases of common stock	(94,071)	(95)	(2,179,600)	-	(2,179,695)
Repurchase fees	-	-	(1,881)	-	(1,881)
Balance at November 30, 2022	11,885,479	$11,885	$321,802,386	$13,949,329	$335,763,600

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,649,474	9,649,474
Net realized gain (loss) from investments	-	-	-	80,683	80,683
Realized losses on extinguishment of debt	-	-	-	(382,274)	(382,274)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	10,549,981	10,549,981
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(697,380)	(697,380)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,081,306)	(8,081,306)
Capital Share Transactions:
Stock dividend distribution	53,615	55	1,300,405	-	1,300,460
Repurchases of common stock	(48,594)	(49)	(1,224,175)	-	(1,224,224)
Repurchase fees	-	-	(972)	-	(972)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,162	(16,162)	-
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 28, 2023	February 28, 2022	February 28, 2021
Net increase in net assets resulting from operations	$24,676	$45,735	$14,777
Weighted average common shares outstanding	11,963,533	11,456,631	11,188,629
Weighted average earnings per common share	$2.06	$3.99	$1.32

Note 13. Dividend

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock. Our distributions for the tax years ended February 28, 2023 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2024
March 30, 2023	$0.69	(1)
	$0.69
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90

Payment date	Cash Dividend
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 46,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,313 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

The following tables summarize dividends declared for the years ended February 28, 2023, February 28, 2022, February 28, 2021, February 29, 2020 and February 28, 2019 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 28, 2023	March 16, 2023	March 30, 2023	$0.69	$8,193
November 15, 2022	December 15, 2022	January 4, 2023	0.68	8,081
August 29, 2022	September 14, 2022	September 29, 2022	0.54	6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$2.44	$29,077

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 24, 2022	March 14, 2022	March 28, 2022	$0.53	$6,434
August 26, 2021	September 14, 2021	September 28, 2021	0.52	5,889
May 27, 2021	June 15, 2021	June 29, 2021	0.44	4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$1.92	$22,032

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 5, 2021	January 26, 2021	February 10, 2021	$0.42	$4,679
October 7, 2020	October 26, 2020	November 10, 2020	0.41	4,581
July 7, 2020	July 27, 2020	August 12, 2020	0.40	4,487
Total dividends declared			$1.23	$13,747

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 7, 2020	January 24, 2020	February 6, 2020	$0.56	$6,262
August 27, 2019	September 13, 2019	September 26, 2019	0.56	5,323
May 28, 2019	June 13, 2019	June 27, 2019	0.55	4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176
Total dividends declared			$2.21	$20,097

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
November 27, 2018	December 17, 2018	January 2, 2019	$0.53	$3,980
August 28, 2018	September 17, 2018	September 27, 2018	0.52	3,876
May 30, 2018	June 15, 2018	June 27, 2018	0.51	3,204
February 26, 2018	March 14, 2018	March 26, 2018	0.50	3,129
Total dividends declared			$2.06	$14,189

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 28, 2023, February 28, 2022, February 28, 2021, February 29, 2020 and February 28, 2019:

Per share data	February 28, 2023	February 28, 2022	February 28, 2021	February 29, 2020	February 28, 2019
Net asset value at beginning of period	$29.33	$27.25	$27.13	$23.62	$22.96
Adoption of ASC 606	-	-	-	-	(0.01)
Net asset value at beginning of period, as adjusted	29.33	27.25	27.13	23.62	22.95
Net investment income(1)	2.94	1.74	2.07	1.59	2.60
Net realized and unrealized gain and losses on investments(1)	(0.75)	2.46	(0.74)	4.56	0.03
Realized losses on extinguishment of debt*	(0.13)	(0.21)	(0.01)	(0.17)	-
Net increase in net assets resulting from operations	2.06	3.99	1.32	5.98	2.63
Distributions declared from net investment income	(2.28)	(1.93)	(1.23)	(2.21)	(2.06)
Total distributions to stockholders	(2.28)	(1.93)	(1.23)	(2.21)	(2.06)
Issuance of common stock above net asset value(2)	-	-	-	-	0.15
Repurchases of common stock(3)	0.17	0.01	0.13	-	-
Dilution(4)	(0.10)	-	(0.10)	(0.26)	(0.05)
Net asset value at end of period	$29.18	$29.33	$27.25	$27.13	$23.62
Net assets at end of period	$346,958,042	$355,780,523	$304,185,770	$304,286,853	$180,875,187
Shares outstanding at end of period	11,890,500	12,131,350	11,161,416	11,217,545	7,657,156
Per share market value at end of period	$27.55	$27.47	$23.08	$22.91	$23.04
Total return based on market value(5)	10.35%	28.19%	7.63%	9.28%	16.11%
Total return based on net asset value(6)	9.46%	15.88%	7.31%	26.22%	13.33%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	10.23%	6.05%	7.77%	6.31%	11.22%
Ratio of loss on extinguishment of debt to average net assets	0.46%	0.74%	0.04%	0.67%	-
Expenses:
Ratios of operating expenses and income taxes to average net assets*	7.71%	6.48%	6.90%	6.10%	8.07%
Ratio of incentive management fees to average net assets	1.47%	3.58%	1.65%	6.01%	3.00%
Ratio of interest and debt financing expenses to average net assets	9.73%	6.03%	4.56%	6.23%	8.05%
Ratio of total expenses and income taxes to average net assets*	18.91%	16.09%	13.11%	18.34%	19.12%
Portfolio turnover rate(7)	24.05%	33.59%	25.26%	36.82%	35.26%
Asset coverage ratio per unit(8)	1,659	2,092	3,471	6,071	2,345
Average market value per unit
Revolving Credit Facility(9)	N/A	N/A	N/A	N/A	N/A
SBA Debentures Payable(9)	N/A	N/A	N/A	N/A	N/A
6.75% Notes Payable 2023(10)	N/A	N/A	N/A	N/A	$25.74
6.25% Notes Payable 2025(11)	N/A	N/A	$24.24	$25.75	24.97
7.00% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
7.25% Notes Payable 2025(12)	N/A	$26.18	25.77	N/A	N/A
7.75% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
4.375% Notes Payable(9)	N/A	N/A	N/A	N/A	N/A
4.35% Notes Payable(9)	N/A	N/A	N/A	N/A	N/A
6.25% Notes Payable 2027(9)	N/A	N/A	N/A	N/A	N/A
6.00% Notes Payable 2027	$23.97	N/A	N/A	N/A	N/A
8.00% Notes Payable 2027	$25.08	N/A	N/A	N/A	N/A
8.125% Notes Payable 2027	$25.10	N/A	N/A	N/A	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV per share of the Company due to the repurchase of common shares.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current NAV on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(8)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(9)	The Revolving Credit Facility, SBA Debentures, 7.00% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2026, 7.75% Notes Payable 2025 and 6.25% Notes Payable 2027 are not registered for public trading.

(10)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

(11)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

(12)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

Note 15. Selected Quarterly Data (Unaudited)

	2023
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$32,315	$26,257	$21,853	$18,679
Net investment income	9,650	9,877	7,698	7,976
Net realized and unrealized gain (loss)	9,934	(3,863)	(5,545)	(9,464)
Realized losses on extinguishment of debt*	(382)	-	(1,205)	-
Net increase in net assets resulting from operations	19,202	6,014	948	(1,488)
Net investment income per common share	$0.81	$0.83	$0.64	$0.66
Net realized and unrealized gain (loss) per common share	$0.81	$(0.32)	$(0.46)	$(0.78)
Dividends declared per common share	$0.68	$0.54	$0.53	$0.53
Net asset value per common share	$29.18	$28.25	$28.27	$28.69

	2022
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$18,980	$16,502	$18,442	$16,816
Net investment income	5,796	5,197	6,393	2,556
Net realized and unrealized gain (loss)	2,725	3,908	3,101	18,493
Realized losses on extinguishment of debt*	(2,434)	(118)	(1,552)	-
Net increase in net assets resulting from operations	8,404	8,340	7,942	21,049
Net investment income per common share	$0.48	$0.45	$0.57	$0.23
Net realized and unrealized gain (loss) per common share	$0.23	$0.34	$0.29	$1.66
Dividends declared per common share	$0.53	$0.52	$0.44	$0.43
Net asset value per common share	$29.33	$29.17	$28.97	$28.70

	2021
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$16,214	$14,283	$13,856	$13,297
Net investment income	4,289	4,471	5,335	9,018
Net realized and unrealized gain (loss)	5,096	1,895	16,476	(31,674)
Realized losses on extinguishment of debt*	(129)	-	-	-
Net increase in net assets resulting from operations	9,257	6,366	21,811	(22,656)
Net investment income per common share	$0.38	$0.40	$0.48	$0.80
Net realized and unrealized gain (loss) per common share	$0.46	$0.17	$1.48	$(2.82)
Dividends declared per common share	$0.42	$0.41	$0.40	$-
Net asset value per common share	$27.25	$26.84	$26.68	$25.11

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

On March 31, 2023 and May 1, 2023, we issued $10.0 million and $10.0 million, respectively, in aggregate principal amount of our 8.75% 2024 Notes for net proceeds in each issuance of approximately $9.6 million after deducting customary fees of 3.50% and offering expenses of approximately $0.1 million. Interest on the 8.75% 2024 Notes will be paid quarterly in arrears on February 28, May 31, August 31 and November 30, beginning on May 31, 2023, at a rate of 8.75% per year. The 8.75% 2024 Notes will mature on March 31, 2024, unless extended to March 31, 2025 at the sole discretion of the Company. The net proceeds from the offering were used make investments in middle-market companies in accordance with our investment objective and strategies (including investments made through SBIC III LP) and for general corporate purposes.

On April 14, 2023, we issued $50.0 million in aggregate principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.2 million, based on a public offering price of 100% of par, after deducting underwriting discounts and commissions of approximately $1.6 million and estimated offering expenses of approximately $0.2 million. On April 25, 2023, the underwriters exercised their option in full to purchase an additional $7.5 million in aggregate principal amount of its 8.50% notes due 2028 within 30 days. Net proceeds to the Company were $7.3 million after deducting underwriting commissions of approximately $0.2 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per share. Interest on the 8.50% 2028 Notes will be paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year, beginning May 31, 2023. The 8.50% 2028 Notes mature on April 15, 2028 and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. We intend to use the net proceeds of the offering to repay a portion of outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies in accordance with our investment objective and strategies (including investments made through SBIC III LP) and for general corporate purposes.

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

[Saratoga CLO opinion 2-28-23 draft]

(CLO)

To the Board of Directors

Saratoga Investment Corp. CLO 2013-1, Ltd.

Opinion

We have audited the financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd. (”Saratoga CLO”), which comprise the statements of assets and liabilities, including the schedules of investments, as of February 28, 2023 and 2022, and the related statements of operations, changes in net assets, and cash flows for the years ended February 28, 2023, 2022 and 2021, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. as of February 28, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for the years ended February 28, 2023, 2022 and 2021 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (“GAAS”). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of Saratoga CLO and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Saratoga CLO’s ability to continue as a going concern for one year after the date that the financial statements are available to be issued.

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

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Saratoga CLO’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Saratoga CLO’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ CohnReznick LLP

Chicago, Illinois

May 2, 2023

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 28, 2023	February 28, 2022
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $645,599,001 and $653,022,265, respectively)	$605,954,468	$638,929,660
Equities at fair value (amortized cost of $0 and $0, respectively)	-	33,690
Total investments at fair value (amortized cost of $645,599,001 and $653,022,265, respectively)	605,954,468	638,963,350
Cash and cash equivalents	23,776,950	6,171,793
Receivable from open trades	1,827,460	9,152,660
Interest receivable (net of reserve of $234,690 and $0, respectively)	3,026,720	2,062,856
Due from affiliate (See Note 7)	119,150	-
Prepaid expenses and other assets	152,760	100,067
Total assets	$634,857,508	$656,450,726

LIABILITIES
Interest payable	$4,662,695	$1,659,776
Payable from open trades	23,184,337	18,794,627
Accrued base management fee	72,762	72,510
Accrued subordinated management fee	291,047	290,040
Accounts payable and accrued expenses	82,565	58,716
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(244,234)	(268,301)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,537,315)	(2,787,348)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,897,076)	(2,086,928)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(40,130,353)	(44,084,883)
Total liabilities	705,484,428	693,648,209
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(70,627,170)	(37,197,733)
Total net deficit	(70,626,920)	(37,197,483)
Total liabilities and net assets	$634,857,508	$656,450,726

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the years ended
	February 28, 2023	February 28, 2022	February 28, 2021
INVESTMENT INCOME
Interest from investments	$42,505,427	$30,767,008	$27,100,908
Interest from cash and cash equivalents	39,754	691	3,835
Other income	551,174	710,708	729,235
Total investment income	43,096,355	31,478,407	27,833,978

EXPENSES
Interest and debt financing expenses	38,425,261	24,220,477	25,903,182
Base management fee	653,964	652,517	501,526
Subordinated management fee	2,615,856	2,610,073	2,006,101
Professional fees	252,196	255,521	454,136
Trustee expenses	276,689	262,632	213,212
Other expense	303,371	243,511	55,702
Total expenses	42,527,337	28,244,731	29,133,859
NET INVESTMENT INCOME (LOSS)	569,018	3,233,676	(1,299,881)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss from investments	(8,412,837)	(1,063,813)	(10,922,627)
Net change in unrealized appreciation (depreciation) on investments	(25,585,618)	(10,829,482)	21,775,577
Net realized and unrealized gain (loss) on investments	(33,998,455)	(11,893,295)	10,852,950
Realized losses on extinguishment of debt	-	-	(2,988,764)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(33,429,437)	$(8,659,619)	$6,564,305

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the years ended
	February 28, 2023	February 28, 2022	February 28, 2021
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income (loss)	$569,018	$3,233,676	$(1,299,881)
Net realized gain (loss) from investments	(8,412,837)	(1,063,813)	(10,922,627)
Realized losses on extinguishment of debt	-	-	(2,988,764)
Net change in unrealized appreciation (depreciation) on investments	(25,585,618)	(10,829,482)	21,775,577
Net increase (decrease) in net assets resulting from operations	(33,429,437)	(8,659,619)	6,564,305
Total increase (decrease) in net assets	(33,429,437)	(8,659,619)	6,564,305
Net assets at beginning of period	(37,197,483)	(28,537,864)	(35,102,169)
Net assets at end of period	$(70,626,920)	$(37,197,483)	$(28,537,864)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the years ended
	February 28, 2023	February 28, 2022	February 28, 2021
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(33,429,437)	$(8,659,618)	$6,564,305
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(764,255)	(609,083)	261,032
Net accretion of discount on investments	(2,470,677)	(3,151,234)	(2,346,642)
Amortization of discount and deferred debt financing costs	4,418,481	4,418,481	3,211,790
Realized loss on extinguishment of debt	-	-	2,988,764
Net realized (gain) loss from investments	8,412,837	1,063,812	10,922,627
Net change in unrealized (appreciation) depreciation on investments	25,585,618	10,829,482	(21,775,577)
Proceeds from sales and repayments of investments	124,326,428	247,233,353	142,702,281
Purchases of investments	(122,081,068)	(302,309,641)	(220,783,828)
(Increase) decrease in operating assets:
Interest receivable, net	(963,864)	(565,523)	(202,810)
Receivable from open trades	7,325,200	(7,250,906)	8,517,946
Due from affiliate	(119,150)	-	-
Other assets	(52,693)	18,801	(34,342)
Increase (decrease) in operating liabilities:
Interest and debt fees payable	3,002,919	1,535,543	(1,965,955)
Payable for open trades	4,389,710	(47,503,941)	29,625,097
Accrued base management fee	252	65,580	(47,511)
Accrued subordinated management fee	1,007	262,325	(190,051)
Accounts payable and accrued expenses	23,849	(751,044)	727,938
Due to affiliate	-	(2,600,000)	2,600,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,605,157	(107,973,613)	(39,224,936)

Financing activities
Borrowings on debt	-	-	627,359,912
Paydowns on debt	-	-	(475,100,000)
Deferred debt financing costs paid	-	-	(7,970,611)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	144,289,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,605,157	(107,973,613)	105,064,365
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,171,793	114,145,406	9,081,041
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,776,950	$6,171,793	$114,145,406

Supplemental Information:
Interest paid during the period	$31,003,861	$18,266,452	$24,657,347

Supplemental non-cash information:
Paid-in-kind interest income and other adjustments to cost	$764,255	$609,083	$(261,032)
Net accretion of discount on investments	2,470,677	3,151,234	2,346,642
Amortization of deferred debt financing costs	4,418,481	4,418,481	3,211,790

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	7.67%	2/7/2029	$1,997,500	$1,924,905	$1,901,380
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	5.25%	0.00%	9.93%	7/8/2028	2,494,565	2,143,085	2,126,617
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	7.63%	4/30/2025	1,910,276	1,907,516	1,825,517
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.63%	8/11/2028	691,846	686,475	689,992
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.36%	5/9/2025	2,349,601	2,341,307	2,268,540
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	7.38%	1/4/2026	214,286	213,103	212,946
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	1/4/2026	1,468,430	1,463,378	1,457,416
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	10/18/2027	2,955,000	2,871,299	2,915,285
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	8.17%	1/18/2027	-	-	-
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD LIBOR+	3.50%	0.75%	8.37%	8/11/2028	1,990,000	1,851,613	1,984,408
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	9.83%	8/15/2025	4,789,642	4,700,517	4,622,004
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD LIBOR+	4.75%	0.75%	9.33%	4/6/2028	2,500,000	2,333,827	2,407,300
AL GCX Holdings (Arclight) T/L B	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.28%	5/17/2029	976,802	971,918	975,581
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,644,633	1,551,378
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	2/4/2028	245,625	245,275	245,050
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.11%	3/12/2026	2,126,218	2,112,914	2,062,432
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.23%	2/10/2027	4,394,261	4,368,566	3,649,434
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	8.09%	11/5/2027	987,500	986,800	974,781
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	8.47%	5/12/2028	1,975,000	1,967,474	1,900,404

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	8.73%	4/3/2024	1,126,283	1,124,635	893,142
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	1/29/2028	491,250	489,554	480,506
American Airlines T/L (2/23)	Transportation: Consumer	Term Loan	Loan	N/A	N/A	N/A	N/A	N/A	-	27	-
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.16%	12/5/2029	500,000	485,367	499,000
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	9.07%	4/6/2024	3,012,861	3,011,462	3,011,596
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.47%	3/3/2028	1,357,439	1,354,762	1,194,967
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	6.88%	2/17/2028	1,960,017	1,940,778	1,926,462
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	8/11/2025	957,500	955,643	791,134
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	7.48%	12/7/2023	470,138	469,901	333,915
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	8.63%	7/18/2026	977,215	971,052	952,785
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	10.63%	11/19/2027	2,970,000	2,922,446	2,866,050
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	10.13%	9/1/2027	1,875,000	1,852,824	1,802,344
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	10.13%	9/1/2027	500,000	494,095	480,415
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	9.66%	7/26/2028	500,000	468,464	497,500
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	10/1/2026	1,757,184	1,751,429	1,754,548
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	8.48%	5/14/2027	440,541	437,327	440,726
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	5/15/2026	2,939,086	2,914,348	2,850,914
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	3/6/2028	982,500	975,109	928,463

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	3M USD SOFR+	3.10%	0.50%	7.70%	10/21/2028	1,488,750	1,485,729	1,472,002
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.35%	0.00%	7.94%	8/15/2025	979,592	979,592	972,245
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	4/1/2028	1,753,715	1,747,448	1,747,139
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	1/15/2027	2,331,250	2,280,733	2,305,023
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	9/23/2028	863,885	860,682	811,836
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	3M USD LIBOR+	1.00%	0.50%	1.00%	9/29/2028	-	(512)	(7,675)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.97%	12/6/2027	1,484,848	1,477,106	1,395,758
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD SOFR+	4.25%	0.00%	8.97%	10/1/2025	1,916,203	1,913,228	1,887,460
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	3M USD LIBOR+	4.00%	0.50%	8.73%	10/7/2028	99,059	98,658	82,491
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	9/7/2027	977,500	974,396	974,010
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	2/12/2027	989,796	986,847	967,773
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	2/12/2027	496,250	495,400	485,084
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	2/12/2027	985,000	985,000	962,838
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	10.23%	9/15/2028	2,970,000	2,946,187	1,767,150
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	3M USD SOFR+	4.00%	0.00%	8.68%	8/19/2028	1,995,000	1,901,937	1,866,741
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	12/18/2026	2,964,858	2,956,667	2,817,683
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.06%	2/15/2029	1,330,543	1,325,206	1,227,426
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	3M USD LIBOR+	3.50%	0.50%	3.50%	2/15/2029	-	-	(12,636)

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avison Young (Canada) Inc	Services: Business	Term Loan (08/22)	Loan	1M USD SOFR+	7.00%	0.00%	11.73%	1/31/2026	748,125	708,918	635,906
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	1M USD SOFR+	5.75%	0.00%	10.48%	1/31/2026	3,370,882	3,344,831	2,646,142
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	6.85%	12/1/2027	490,000	486,530	489,539
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	6.35%	1/15/2025	1,000,000	932,184	998,440
Axalta Coating Systems Dutch Holding B B.V.	Chemicals, Plastics, & Rubber	Term Loan B-4 Dollar	Loan	3M USD SOFR+	3.00%	0.50%	7.51%	12/7/2029	1,000,000	990,447	1,003,570
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	10.75%	9/20/2027	475,000	463,094	457,188
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	10/10/2026	642,295	638,890	613,391
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	11/19/2026	1,455,000	1,430,342	1,440,712
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.73%	5/29/2029	995,000	990,609	940,275
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.10%	10/14/2027	1,226,325	1,215,617	1,205,637
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	9.91%	2/1/2027	1,950,000	1,764,574	1,534,299
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.87%	4/6/2026	994,911	971,026	992,424
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	8.63%	4/6/2026	245,547	245,547	244,995
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	7.38%	4/13/2028	1,965,000	1,950,181	1,960,913
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	7.93%	1/24/2029	1,990,000	1,988,811	1,804,273
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	4/23/2026	1,465,141	1,457,842	1,441,332
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	4/23/2026	979,747	975,006	952,804
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	3/4/2028	982,500	980,692	967,763

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan 12/22	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	12/12/2029	498,750	486,572	496,007
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	6.63%	5/24/2027	1,455,049	1,449,140	1,416,854
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	10/2/2025	516,794	516,794	509,827
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	9.04%	9/5/2025	957,500	955,597	929,378
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	3/5/2026	982,500	982,500	967,556
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	7.63%	1/22/2027	2,948,786	2,944,577	2,906,412
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	8/1/2025	1,462,613	1,464,152	1,456,090
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	3.75%	0.00%	8.37%	6/8/2029	498,750	487,209	498,336
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.82%	11/1/2026	1,950,188	1,941,198	1,946,931
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	3/31/2028	2,462,500	2,443,814	2,437,875
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	9.13%	1/4/2026	675,000	668,575	674,582
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD LIBOR+	2.50%	0.75%	7.09%	6/5/2028	2,487,342	2,268,038	2,208,560
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	11.48%	7/31/2023	5,393,388	5,347,671	3,513,792
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	1/27/2027	1,963,384	1,954,023	1,375,469
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.31%	10/21/2027	1,000,000	992,500	987,080
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	1/6/2028	2,969,887	2,814,181	2,026,948
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.50%	6.88%	9/16/2028	247,500	247,017	244,612
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	8.58%	12/17/2027	245,625	243,880	241,223

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	3/5/2028	1,000,000	951,484	975,000
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.39%	3/5/2028	982,500	978,899	957,938
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	10.13%	9/25/2025	2,400,000	2,390,330	1,605,504
CDK GLOBAL, INC.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	9.08%	7/6/2029	1,000,000	971,508	996,150
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	9.88%	7/14/2026	2,962,500	2,942,124	2,794,171
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	7.45%	8/27/2028	878,330	871,190	870,100
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/15/2027	3,887,492	3,883,600	3,208,269
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.00%	9.81%	2/11/2028	1,500,000	1,403,100	1,455,945
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.39%	4/3/2025	905,031	880,859	898,406
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	6.64%	3/17/2028	491,250	490,382	486,952
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	5/17/2028	1,979,950	1,892,607	1,785,419
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	7.23%	2/2/2028	4,912,500	4,910,914	4,865,684
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	4/30/2026	1,267,812	1,261,524	1,260,091
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.16%	8/9/2026	3,439,962	3,421,651	3,401,262
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	8.89%	4/13/2029	1,492,500	1,458,949	1,469,993
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	10.23%	2/7/2025	875,000	871,486	841,461
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	7.50%	5/14/2028	449,172	448,339	446,926
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	8.88%	10/16/2028	1,787,985	1,755,247	1,742,177
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD SOFR+	3.50%	1.00%	8.14%	12/11/2026	2,917,500	2,816,917	2,863,526
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	8.19%	10/2/2027	2,714,005	2,520,099	2,435,819

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	6.84%	1/31/2028	4,000,000	3,988,733	3,867,160
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.19%	6/2/2028	2,468,750	2,459,383	2,110,164
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	7.32%	3/2/2027	1,960,000	1,960,000	1,934,579
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	7.43%	3/24/2028	3,927,406	3,907,308	3,922,496
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+	3.50%	0.00%	8.06%	11/1/2028	1,600,000	1,588,000	1,595,008
CROCS INC	Consumer goods: Durable	Term Loan	Loan	6M USD SOFR+	3.50%	0.50%	7.73%	2/20/2029	2,512,500	2,421,039	2,504,133
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.69%	9/15/2027	492,500	492,174	489,422
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	9.32%	4/27/2027	3,404,110	3,377,740	3,340,283
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.09%	4/15/2027	485,000	485,000	435,894
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.06%	4/15/2027	2,400,032	2,389,363	2,244,030
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	10.83%	11/2/2027	1,960,000	1,917,602	1,666,000
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	8.64%	3/5/2028	1,473,750	1,468,500	1,468,223
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (04/22)	Loan	1M USD SOFR+	5.00%	0.50%	9.75%	6/29/2029	995,000	948,574	997,736
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	6M USD SOFR+	4.00%	0.00%	8.70%	10/16/2026	1,469,773	1,469,773	1,446,257
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.22%	11/16/2029	5,400,000	5,285,256	5,298,750
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.87%	1/15/2030	1,000,000	990,424	1,001,750
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	8.48%	10/4/2028	992,500	989,236	928,980
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	9.37%	3/31/2028	498,750	479,659	488,152
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	3M USD SOFR+	3.40%	0.00%	8.03%	8/24/2026	3,374,880	3,017,273	382,306
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	6M USD SOFR+	8.00%	1.00%	13.06%	5/25/2026	342,343	333,975	318,951

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	9.63%	8/2/2027	3,550,000	3,523,794	3,448,754
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	8.96%	10/4/2029	1,500,000	1,385,334	1,433,310
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	3/25/2028	492,500	488,806	434,631
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	10.10%	11/30/2028	1,310,136	1,272,492	1,286,121
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.67%	11/30/2028	1,994,949	1,803,027	1,755,556
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	9.88%	12/15/2028	3,972,487	3,830,439	3,552,913
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/1/2028	6,435,000	6,396,896	6,284,164
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	8/21/2025	1,612,878	1,609,665	1,602,798
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.00%	7.97%	1/31/2030	2,034,413	2,031,025	2,021,698
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	8/16/2028	990,000	985,965	969,586
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	11/23/2028	1,985,000	1,981,077	1,916,776
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	8.13%	4/7/2028	2,188,547	2,182,686	2,129,281
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.88%	6/26/2025	1,888,404	1,888,404	1,719,638
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.63%	11/1/2028	496,250	494,396	491,208
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	11.13%	12/14/2025	2,175,269	2,121,627	2,169,831
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD SOFR+	3.00%	0.50%	7.79%	3/30/2029	614,918	611,634	604,735
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	13.75%	3/27/2028	2,335,285	2,328,380	1,839,037
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	8.07%	2/10/2028	2,462,500	2,453,593	2,276,581
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	3M USD SOFR+	3.50%	0.50%	8.18%	10/30/2029	1,000,000	987,635	999,060

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	10/10/2025	4,784,383	4,782,311	1,202,076
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	10.60%	8/3/2029	1,000,000	923,495	986,250
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	9.54%	12/11/2028	990,000	981,797	990,624
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	2/18/2027	1,948,081	1,948,081	1,621,174
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	6/27/2025	2,830,950	2,826,805	2,830,950
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	10.25%	3/30/2027	4,912,500	4,854,265	4,754,367
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	2/1/2027	5,146,145	5,133,892	5,055,007
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	7/21/2028	723,088	718,928	689,255
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	7/21/2028	269,608	268,052	256,993
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD SOFR+	3.25%	1.00%	8.08%	4/18/2025	1,330,058	1,326,810	1,268,211
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	6.98%	7/21/2026	1,975,000	1,972,044	1,971,643
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.09%	7/21/2028	748,125	732,248	747,848
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.87%	6/30/2028	1,487,298	1,470,684	1,477,765
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	9.56%	3/10/2026	799,104	793,938	760,148
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	9.70%	3/10/2026	3,000,000	2,852,614	2,857,500
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.94%	8/1/2025	4,308,730	4,296,025	4,303,344
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	1/29/2027	1,950,000	1,948,124	1,915,524
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	8.08%	4/30/2028	1,481,250	1,475,822	1,460,261

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Gates Global LLC	Automotive	Term Loan (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	11/15/2029	249,375	242,119	249,121
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	7.83%	12/31/2027	2,289,884	2,276,592	2,281,297
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	12/30/2026	1,458,750	1,454,820	1,453,892
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	3,072,992	2,734,560	3,053,141
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.08%	11/29/2025	4,897,634	4,753,219	4,342,830
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	6.63%	8/10/2027	1,959,799	1,959,799	1,950,255
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	9.88%	12/1/2027	1,962,500	1,946,411	1,903,625
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	7.63%	8/7/2027	962,517	957,931	956,501
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD LIBOR+	3.75%	0.75%	8.38%	3/6/2028	980,094	976,551	964,471
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD LIBOR+	3.25%	0.00%	8.20%	4/12/2024	2,844,231	2,836,329	2,789,707
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.20%	1/24/2029	154,375	154,051	152,959
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	2/24/2028	2,836,805	2,834,453	2,808,437
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD LIBOR+	4.75%	0.75%	9.48%	5/27/2028	1,994,937	1,625,873	1,720,633
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	10/19/2027	3,438,442	3,420,645	3,324,355
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	8.38%	6/3/2024	209,702	209,702	208,332
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	7/14/2028	3,479,167	3,473,274	3,441,105
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	7/14/2028	66,667	66,667	57,444
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	8/18/2025	3,510,000	3,504,423	3,452,225
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	11/17/2028	2,317,577	2,309,047	1,888,825

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.94%	11/12/2027	2,152,191	2,144,311	2,117,218
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	7.73%	3/17/2028	5,895,000	5,850,826	5,619,173
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.51%	3/2/2028	4,811,111	4,802,585	4,635,698
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	11/1/2028	1,980,000	1,972,160	1,947,825
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/6/2028	2,215,703	2,215,226	1,888,200
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.75%	0.00%	8.42%	2/9/2030	1,000,000	990,000	991,560
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	1/29/2026	1,979,950	1,929,143	1,967,080
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.44%	10/27/2028	496,250	495,896	494,761
Ingram Micro Inc.	Wholesale	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	8.23%	6/30/2028	1,477,500	1,465,872	1,468,266
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	8.63%	5/1/2024	3,350,673	3,327,770	3,270,055
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	2/4/2027	486,250	484,966	483,007
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	9.95%	4/7/2028	4,027,667	4,010,741	2,154,802
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B3	Loan	1M USD SOFR+	3.00%	0.75%	7.57%	12/14/2027	500,000	495,150	493,125
IRB Holding T/L B (1/22)	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.75%	7.69%	12/15/2027	500,000	495,150	493,125
Isagenix International, LLC (b)	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	7.75%	1.00%	11.35%	6/14/2025	2,330,036	2,311,947	814,068
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	9.83%	5/8/2024	1,553,698	1,553,299	1,464,361
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	1/31/2028	3,920,000	3,917,671	3,897,970
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	3/1/2028	985,000	981,310	731,569

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.33%	11/15/2025	3,884,160	3,863,896	2,469,199
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.75%	0.50%	10.13%	2/12/2026	1,473,750	1,469,605	1,354,936
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	7.98%	3/13/2028	491,242	490,111	472,083
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	9/1/2027	491,288	482,835	482,690
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	990,775	383,373	644,004
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	5.63%	6/30/2025	345,078	345,078	221,426
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.47%	2/16/2029	997,487	815,989	817,940
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	3.50%	1.00%	8.23%	2/28/2025	2,616,496	2,602,628	2,295,975
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	8.92%	3/17/2028	985,000	982,312	940,675
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	9.38%	8/31/2027	3,920,000	3,868,809	2,137,145
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	3.50%	0.50%	11.25%	11/3/2027	3,089,630	3,074,278	926,889
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	6.32%	11/11/2026	1,207,856	1,206,501	1,203,701
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	10/14/2028	500,000	486,534	489,165
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.23%	10/16/2028	248,125	247,170	241,508
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	11.83%	3/29/2029	2,962,500	2,872,908	2,888,438
MAGNITE, INC.	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	9.63%	4/28/2028	2,964,950	2,901,156	2,826,575
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	8/29/2025	1,317,074	1,317,074	1,308,842
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	6.49%	2/15/2027	250,000	249,658	247,500
Maxar Technologies Inc	Aerospace & Defense	Term Loan (6/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	6/14/2029	1,994,987	1,926,722	1,997,641
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (02/23)	Loan	3M USD SOFR+	5.00%	0.00%	8.81%	2/27/2028	3,450,000	3,346,500	3,363,750

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	3M USD LIBOR+	4.75%	0.50%	9.70%	7/28/2028	1,975,000	1,957,770	1,894,025
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD LIBOR+	4.00%	0.50%	8.63%	12/18/2028	496,250	493,413	462,753
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.50%	0.75%	8.30%	12/22/2027	983,769	981,224	964,093
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	3/1/2026	2,980,405	2,970,477	2,968,871
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	4/8/2028	2,467,450	2,452,022	2,254,632
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD LIBOR+	4.25%	0.50%	9.20%	9/1/2028	2,992,424	2,725,679	2,509,148
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	9/30/2024	2,842,097	2,823,791	2,778,150
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.73%	11/23/2028	2,970,000	2,963,897	2,927,678
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.95%	2/22/2029	3,000,000	2,407,500	2,285,640
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.19%	11/14/2025	3,436,481	3,419,311	3,395,690
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+	3.75%	0.75%	8.47%	3/2/2028	2,736,043	2,727,702	2,108,477
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	3/2/2028	87,464	87,137	67,402
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	3M USD LIBOR+	6.00%	0.75%	10.82%	7/13/2027	3,628,164	3,627,422	3,483,037
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	9/18/2026	657,625	652,850	655,745
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.33%	8/9/2024	1,675,340	1,670,519	1,373,779
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	6.72%	9/12/2029	1,398,374	1,392,077	1,382,391
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	9.82%	12/22/2028	1,985,000	1,972,048	1,692,213

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	9/29/2025	2,216,250	2,213,211	2,210,709
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.20%	2/23/2029	2,492,500	2,386,817	2,224,556
Open Text Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.22%	8/24/2029	1,500,000	1,455,000	1,496,955
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	7.75%	6/2/2028	2,327,083	2,318,310	2,297,995
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.69%	6/18/2025	1,464,944	1,460,891	1,457,619
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	9/20/2028	987,500	983,571	981,950
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	9.54%	7/6/2028	941,176	933,570	864,122
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.25%	0.50%	9.08%	1/7/2028	492,500	489,882	461,719
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	1M USD SOFR+	4.25%	0.50%	8.92%	2/13/2030	1,500,000	1,477,500	1,479,375
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.47%	8/1/2029	1,995,000	1,653,635	1,700,738
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/30/2027	486,509	479,333	424,630
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	5/29/2026	809,038	806,994	807,396
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	8.43%	2/28/2029	992,500	990,539	975,131
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	12/29/2028	1,292,862	1,287,663	1,272,396
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	12/29/2028	147,287	147,287	144,174
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.47%	5/3/2029	995,000	990,530	990,851
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.38%	2/1/2028	5,306,577	5,291,284	5,249,372
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	8.72%	12/23/2028	1,985,000	1,967,896	1,900,638

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	8.12%	1/21/2028	498,750	487,274	497,294
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	8.73%	3/17/2028	3,939,924	3,914,651	3,789,734
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	12/1/2028	1,921,176	1,913,386	1,911,974
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	3/13/2028	4,421,250	4,414,119	4,370,804
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.08%	4/21/2029	1,995,000	1,986,056	1,710,912
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.75%	7.75%	12/29/2027	491,250	489,531	487,566
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	9.38%	2/12/2028	5,403,750	5,359,857	5,025,488
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	12/15/2028	2,977,500	2,956,393	2,929,116
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+	3.50%	0.00%	8.28%	1/22/2027	487,500	486,909	485,267
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	7.52%	9/23/2026	3,520,468	3,520,468	3,511,667
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	10.70%	4/27/2027	2,955,000	2,932,371	2,936,531
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	8.00%	12/28/2027	491,245	489,458	450,310
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	6M USD SOFR+	5.25%	0.50%	9.80%	7/20/2029	1,000,000	933,902	924,690
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	7.64%	1/29/2025	476,438	475,777	444,278
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	2/12/2027	480,126	478,777	378,099
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.08%	2/1/2029	1,990,000	1,972,710	1,707,539
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	7.60%	2/15/2028	2,974,823	2,882,889	1,863,310
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.80%	2/7/2030	1,500,000	1,462,500	1,455,000

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.00%	0.50%	7.63%	4/24/2028	987,500	985,860	955,159
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	5/30/2025	2,938,373	2,922,432	2,871,025
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD LIBOR+	3.25%	0.50%	8.13%	2/17/2028	1,976,155	1,934,422	1,927,997
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.31%	12/20/2024	4,298,135	4,249,328	3,200,305
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.25%	0.50%	7.12%	2/11/2028	1,473,750	1,471,623	1,471,908
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	8.98%	4/30/2024	3,038,616	3,035,050	2,385,313
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	10/20/2028	3,462,437	3,456,353	3,320,477
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.47%	1/29/2027	1,276,932	1,276,737	1,273,880
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	2/5/2026	3,124,551	3,114,804	3,114,302
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.88%	11/28/2025	2,875,317	2,870,016	2,818,414
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD LIBOR+	3.50%	1.00%	8.13%	6/2/2025	5,590,662	5,565,048	5,499,813
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	8.55%	2/8/2028	2,957,631	2,912,519	2,516,441
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	7.72%	9/1/2027	1,478,623	1,467,543	1,474,010
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	9.83%	3/10/2028	2,458,719	2,409,819	2,349,625
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.06%	3/24/2030	500,000	496,250	498,750
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	7.63%	4/25/2025	927,537	914,134	927,537
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.44%	4/20/2028	2,955,000	2,942,014	2,895,900
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.10%	4/4/2029	498,750	497,703	489,942

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	2/17/2028	1,000,000	990,000	987,500
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	11/2/2028	1,000,000	998,000	991,250
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	6/16/2028	493,750	491,846	493,750
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.39%	8/28/2028	1,975,000	1,967,031	1,966,982
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD LIBOR+	2.00%	0.50%	6.64%	3/18/2028	777,852	776,450	774,609
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	7.33%	1/23/2025	485,000	485,000	479,243
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	4/2/2029	1,000,000	992,500	995,000
Solis IV B.V.	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.37%	2/26/2029	1,994,987	1,724,963	1,826,132
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	9.33%	1/15/2027	3,223,744	3,183,482	3,209,237
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.82%	8/2/2028	1,980,000	1,972,123	1,964,160
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	8.88%	3/31/2028	1,975,000	1,959,930	1,821,938
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	6.96%	3/3/2028	491,250	490,363	487,158
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	8.77%	3/4/2028	2,947,500	2,935,211	2,475,487
Spirit Aerosystems Inc.	Aerospace & Defense	Term Loan (11/22)	Loan	3M USD SOFR+	4.50%	0.50%	9.18%	1/14/2027	498,750	484,414	498,541
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	5/12/2028	2,709,091	2,705,948	2,682,000
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	167,061	166,987	166,678
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	148,146	148,083	147,807
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	458,152	457,773	457,199
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.50%	6.43%	9/22/2028	630,250	625,240	628,032

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	9.81%	4/16/2026	4,341,357	4,246,081	4,013,802
Storable, Inc	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.08%	4/17/2028	495,000	494,153	482,318
Summit Materials, LLC	Metals & Mining	Term Loan B (12/22)	Loan	3M USD SOFR+	3.00%	0.00%	7.61%	12/13/2027	250,000	247,640	249,583
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	12/1/2028	990,000	981,648	984,515
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD LIBOR+	4.25%	0.75%	8.94%	8/2/2028	2,000,000	1,905,968	1,880,000
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	8.82%	4/24/2028	2,469,987	2,468,993	2,243,984
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	6M USD SOFR+	5.00%	0.50%	8.98%	4/2/2029	997,500	988,507	982,538
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	3M USD LIBOR+	2.75%	0.50%	7.58%	7/7/2028	990,000	988,026	980,922
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	9.97%	7/15/2025	4,383,217	4,330,652	4,322,948
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	8.63%	9/27/2024	1,900,000	1,899,296	1,819,250
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.85%	1/18/2029	248,125	246,554	246,636
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	7.87%	2/6/2026	962,949	962,285	960,021
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	9.22%	12/19/2025	4,845,447	4,840,970	4,833,333
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	7.69%	2/1/2026	2,015,823	1,990,264	2,004,494
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD LIBOR+	5.50%	0.75%	10.31%	6/14/2028	2,978,835	2,540,024	2,529,031
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	4/15/2028	1,329,211	1,232,469	1,268,147
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.23%	8/18/2027	490,000	485,078	383,180
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.50%	6.88%	12/1/2028	796,452	794,928	791,203

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+	3.25%	0.00%	7.83%	2/21/2027	1,993,370	1,990,666	1,989,941
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	8.23%	3/31/2028	1,477,502	1,471,933	1,372,422
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/10/2028	346,923	346,338	340,907
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	8.63%	10/29/2027	954,501	949,189	873,368
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	3M USD LIBOR+	3.50%	0.00%	8.45%	2/25/2027	3,906,277	3,874,854	3,913,620
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	8/27/2025	820,338	817,776	819,928
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	8.78%	7/31/2026	496,815	476,431	489,984
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.98%	10/22/2025	1,289,967	1,252,901	1,291,309
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	3M USD LIBOR+	5.75%	1.00%	10.70%	9/1/2024	889,180	886,242	465,335
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.88%	3/15/2026	2,446,648	2,441,783	2,426,610
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.83%	6/25/2029	248,750	241,881	248,233
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.73%	1/20/2028	1,828,465	1,827,288	1,825,046
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	9.73%	1/19/2029	2,342,210	2,275,198	2,310,989
Vericast Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	7.75%	1.00%	12.33%	6/15/2026	1,201,006	1,199,817	939,787
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	8.96%	8/20/2025	1,368,031	1,364,137	1,269,875

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.75%	8.13%	12/6/2028	992,500	988,789	987,895
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.66%	1/12/2029	3,069,879	3,063,097	3,036,111
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.23%	3/2/2029	1,994,987	1,948,951	1,967,137
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.85%	9/28/2028	2,853,409	2,845,646	2,834,377
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	12/31/2025	897,014	896,802	895,023
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	6.91%	5/16/2029	497,500	492,868	496,525
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	3/24/2028	2,185,087	2,183,095	2,180,170
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	10.62%	9/9/2025	471,250	471,250	442,386
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.72%	12/15/2028	500,000	490,249	496,250
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan Incremental (11/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.62%	1/19/2028	500,000	490,562	498,960
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	6.76%	1/20/2028	1,250,000	1,249,851	1,243,750
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.69%	3/2/2028	2,456,250	2,447,468	2,417,368
West Corporation	Telecommunications	Term Loan B-3	Loan	3M USD SOFR+	4.00%	1.00%	8.93%	4/9/2027	1,189,119	1,172,865	1,044,939

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/31/2028	2,954,924	2,946,492	2,944,582
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.98%	3/27/2028	1,965,000	1,935,307	1,864,903
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	6/8/2028	2,427,446	2,420,580	2,388,752
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.87%	3/9/2027	992,500	971,029	842,027
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.00%	0.50%	7.75%	11/1/2028	880,444	876,985	874,941
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	1/25/2027	961,471	961,471	948,251
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+	5.50%	0.00%	10.07%	1/31/2028	2,000,000	1,901,512	1,928,340
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	6.72%	1/29/2029	495,000	494,015	490,192
										$645,599,001	$605,954,468

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	23,776,950	$23,776,950	$23,776,950
Total cash and cash equivalents	23,776,950	$23,776,950	$23,776,950

(a)	All or a portion of this investment has an unfunded commitment as of February 28, 2023.
(b)	As of February 28, 2023, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2023.
(d)	Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of February 28, 2023 was 4.67%.

3M USD LIBOR—The 3 month USD LIBOR rate as of February 28, 2023 was 4.97%.

6M USD LIBOR—The 6 month USD LIBOR rate as of February 28, 2023 was 5.26%.

1M SOFR - The 1 month SOFR rate as of February 28, 2023 was 4.66%.

3M SOFR - The 3 month SOFR rate as of February 28, 2023 was 4.89%.

6M SOFR - The 6 month SOFR rate as of February 28, 2023 was 5.15%.

Prime—The Prime Rate as of February 28, 2023 was 7.75%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fusion Connect Warrant	Telecommunications	Warrants	Equity	-	-	-	-	-	32,832	-	-
J Jill Common Stock	Retail	Common stock	Equity	-	-	-	-	-	2,107	-	33,691
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	2/7/2029	500,000	497,530	493,750
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	4/30/2025	1,930,276	1,925,558	1,892,886
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	8/11/2028	2,000,000	1,981,559	1,977,920
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	5/9/2025	2,737,038	2,723,587	2,686,403
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	2.88%	1/4/2026	1,483,686	1,476,852	1,470,704
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	1/4/2026	285,714	283,586	283,571
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	10/18/2027	2,985,000	2,885,411	2,962,135
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	1/18/2027	1,469,671	1,464,591	1,460,485
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	5.30%	8/15/2025	4,789,642	4,670,148	4,705,823
Alchemy Copyrights, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	3/10/2028	493,763	490,886	489,442
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,640,863	1,644,874
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	2/4/2028	248,125	247,608	245,217
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	3/12/2026	2,147,859	2,130,749	2,110,271

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD LIBOR+	5.50%	0.00%	5.72%	2/10/2027	4,439,454	4,407,744	4,412,639
Alliant Holdings I, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	11/5/2027	997,500	996,393	987,944
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	5/12/2028	1,995,000	1,985,516	1,966,412
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	4/3/2024	1,223,297	1,220,031	1,102,497
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2028	496,250	494,097	485,084
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	4/6/2024	3,012,861	3,011,323	3,011,355
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/3/2028	1,990,000	1,984,442	1,954,558
AmeriLife Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.11%	3/18/2027	1,976,415	1,967,087	1,956,651
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	2/17/2028	1,980,006	1,957,163	1,946,900
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	8/11/2025	967,500	964,919	832,253
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	3.75%	12/7/2023	475,113	474,420	406,882
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	7/18/2026	987,342	979,469	972,532
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	6.75%	11/19/2027	3,000,000	2,943,100	3,000,000
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	1,975,000	1,947,406	1,965,125
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/1/2027	500,000	493,024	498,125

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	10/1/2026	1,950,000	1,942,029	1,927,575
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	5/14/2027	828,378	821,051	826,655
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	5/15/2026	2,969,543	2,937,176	2,887,881
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/6/2028	992,500	983,643	982,575
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	8/15/2025	989,796	989,796	982,066
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD LIBOR+	3.00%	0.50%	3.50%	10/21/2028	1,496,250	1,492,669	1,481,288
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	1/15/2027	2,331,250	2,268,549	2,279,776
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	4/1/2028	1,753,715	1,746,008	1,743,491
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	9/23/2028	872,611	868,610	855,526
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	9/22/2028	-	(601)	(2,494)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	12/6/2027	1,500,000	1,490,625	1,473,570
Arctic Glacier U.S.A., Inc.	Beverage, Food & Tobacco	Term Loan (3/18)	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	3/20/2024	3,350,967	3,341,474	3,103,833
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	10/1/2025	2,436,164	2,430,830	2,425,518
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	1M USD LIBOR+	4.00%	0.50%	4.50%	10/7/2028	100,000	99,530	99,542
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	9/7/2027	987,500	983,579	973,458

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Assured Partners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/12/2027	1,000,000	996,250	984,580
Assured Partners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	2/12/2027	995,006	995,006	978,837
Assured Partners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	2/12/2027	500,000	498,811	491,875
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	9/15/2028	3,000,000	2,971,643	2,968,140
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6	Loan	1M USD LIBOR+	3.13%	0.00%	3.33%	11/3/2023	266,824	266,095	264,767
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	12/18/2026	2,995,112	2,984,120	2,939,882
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	2/15/2029	1,282,609	1,276,322	1,269,462
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	N/A	N/A	N/A	N/A	2/15/2029	-	-	(2,228)
Avast Software S.R.O. (Sybil Finance)	High Tech Industries	Term Loan (Sybil Software)	Loan	3M USD LIBOR+	2.00%	0.00%	2.22%	3/22/2028	1,925,000	1,920,766	1,916,819
Avaya, Inc.	Telecommunications	Term Loan B1	Loan	1M USD LIBOR+	4.25%	0.00%	4.44%	12/15/2027	1,755,766	1,747,367	1,739,859
Avaya, Inc.	Telecommunications	Term Loan B-2 (2/21)	Loan	1M USD LIBOR+	4.00%	0.00%	4.19%	12/15/2027	1,000,000	1,000,000	988,590
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.75%	0.00%	5.97%	1/31/2026	3,405,995	3,370,219	3,371,935
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	2.50%	1/15/2025	1,000,000	900,020	990,630
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	12/1/2027	495,000	490,860	491,466
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	6.75%	9/20/2027	500,000	485,751	495,000

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	10/10/2026	706,458	701,732	701,605
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	11/19/2026	1,470,000	1,438,969	1,440,968
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.25%	0.00%	4.75%	2/1/2029	1,000,000	995,000	992,500
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	10/14/2027	1,238,775	1,225,981	1,222,522
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	4/6/2026	248,092	247,897	246,851
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	4/13/2028	1,985,000	1,967,341	1,968,247
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	1/24/2029	1,890,909	1,889,030	1,873,191
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Delayed Draw Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	3.75%	1/24/2029	109,091	109,048	108,069
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	4/23/2026	989,873	983,805	967,601
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	4/23/2026	1,480,053	1,470,897	1,464,335
Blucora, Inc.	Services: Consumer	Term Loan (11/17)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/22/2024	2,443,339	2,437,898	2,437,230
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	3/4/2028	992,500	990,307	983,200
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	5/24/2027	1,470,049	1,461,460	1,442,486
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	10/2/2025	522,846	522,846	516,310
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	4.47%	9/5/2025	967,500	964,897	959,034

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	3.66%	3/5/2026	992,500	992,500	980,342
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	1/22/2027	2,979,108	2,973,591	2,930,697
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	8/1/2025	1,477,538	1,479,743	1,453,528
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	11/1/2026	1,970,088	1,958,262	1,946,565
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	2,487,500	2,465,358	2,475,063
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	4.71%	1/4/2026	682,500	673,958	681,005
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	7.75%	7/31/2023	5,393,388	5,246,921	4,159,650
CareStream Health, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD LIBOR+	6.75%	1.00%	7.75%	5/8/2023	2,184,163	2,181,757	2,184,163
Casa Systems, Inc	Telecommunications	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	12/20/2023	1,391,125	1,387,217	1,349,391
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	1/27/2027	1,980,130	1,968,915	1,934,864
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	1/6/2028	995,000	992,948	963,906
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/16/2028	250,000	249,432	246,875
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/17/2027	248,125	246,017	245,257
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/5/2028	992,500	988,070	986,297
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.71%	9/25/2025	2,425,000	2,412,003	2,371,456

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/14/2026	2,992,500	2,966,179	2,985,019
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	8/27/2028	931,998	923,210	923,647
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/15/2027	3,929,899	3,924,411	3,823,045
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/3/2025	915,661	880,331	896,780
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	3/17/2028	496,250	495,147	489,427
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	5/17/2028	995,000	986,097	987,538
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	2.69%	2/2/2028	4,962,500	4,957,863	4,911,089
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	4/30/2026	1,267,812	1,259,559	1,253,549
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	5.00%	8/9/2026	3,474,709	3,452,852	3,457,336
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	6.01%	2/7/2025	925,000	919,273	811,688
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	3.25%	5/14/2028	487,192	486,099	482,929
Compass Power Generation, LLC	Utilities: Electric	Term Loan B (08/18)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/20/2024	1,707,152	1,704,898	1,686,120
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	10/16/2028	1,000,000	990,409	990,310
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	12/11/2026	2,947,500	2,823,770	2,906,972
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	10/2/2027	714,005	705,262	704,187

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	1/31/2028	4,000,000	3,986,739	3,914,280
CoreCivic, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/19)	Loan	1M USD LIBOR+	4.50%	1.00%	5.50%	12/18/2024	1,872,727	1,852,319	1,857,127
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	6/2/2028	2,493,750	2,482,238	2,459,461
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	2.86%	3/2/2027	1,980,000	1,980,000	1,913,175
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	4.00%	3/24/2028	3,967,481	3,944,804	3,898,050
CROCS INC	Consumer goods: Durable	Term Loan	Loan	3M USD SOFR+	3.50%	0.50%	4.03%	1/26/2029	1,000,000	995,000	987,500
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	6M USD LIBOR+	4.00%	0.75%	4.81%	9/15/2027	497,500	497,013	495,634
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	4/27/2027	2,404,110	2,382,506	2,402,114
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B (03/17)	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	7/15/2025	1,934,010	1,919,923	1,873,263
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.44%	1/15/2026	485,000	484,359	469,946
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	2.69%	4/15/2027	490,000	490,000	475,035
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	7.00%	11/2/2027	1,980,000	1,929,799	1,952,775
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	3/5/2028	1,488,750	1,482,131	1,473,863
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	10/16/2026	1,484,887	1,484,887	1,477,046

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Dealer Tire, LLC	Automotive	Term Loan B-1	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	12/12/2025	2,940,000	2,935,370	2,926,211
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/31/2025	6,315,361	6,274,862	6,148,699
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	10/4/2028	840,000	836,119	828,450
DexKo Global, Inc. (Dragon Merger) (a)	Automotive	Delayed Draw Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	10/4/2028	130,905	134,906	132,706
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Term Loan	Loan	Prime+	2.25%	0.00%	5.50%	8/24/2026	3,408,970	2,964,398	1,264,728
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	8/2/2027	3,910,000	3,874,543	3,896,823
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/25/2028	497,500	493,121	493,769
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	6.25%	11/30/2028	840,645	832,557	837,140
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	5.75%	12/15/2028	3,000,000	2,970,701	2,944,500
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/1/2028	6,500,000	6,454,552	6,467,500
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	8/21/2025	3,876,012	3,865,362	3,838,880
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	6M USD LIBOR+	3.50%	0.50%	4.00%	8/16/2028	1,000,000	995,320	989,250
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/23/2028	2,000,000	1,995,444	1,978,500
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	4/7/2028	2,210,766	2,203,181	2,190,603
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	6/26/2025	1,903,934	1,903,934	1,874,575

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	500,000	497,610	494,455
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	6.71%	12/14/2025	2,341,935	2,266,272	2,334,137
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	3.50%	1/26/2029	750,000	746,250	742,688
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	3/27/2028	2,347,110	2,338,792	2,264,421
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	2/10/2028	2,487,500	2,476,721	2,394,219
Enterprise Merger Sub Inc.	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	10/10/2025	4,850,000	4,844,205	3,516,638
Equiniti Group PLC	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	12/11/2028	500,000	495,392	497,085
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	2/18/2027	1,967,959	1,967,595	1,945,820
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	6/27/2025	3,793,978	3,787,136	3,743,708
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	3/30/2027	4,962,500	4,891,260	4,925,281
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	2/1/2027	5,200,639	5,184,839	5,109,628
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/21/2028	730,392	725,495	719,663
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	7/21/2028	269,608	267,800	265,647
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD LIBOR+	3.25%	1.00%	4.25%	4/18/2025	1,330,058	1,325,610	1,235,292
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	7/3/2024	494,872	494,493	488,122

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	5.50%	3/10/2026	815,445	808,696	813,406
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	2.50%	8/1/2025	4,353,736	4,335,125	4,310,199
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	1/29/2027	1,970,000	1,966,736	1,927,428
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	4/28/2028	1,496,250	1,489,649	1,470,066
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	12/31/2027	2,392,656	2,376,261	2,370,715
General Nutrition Centers, Inc. (d)	Retail	Second Lien Term Loan	Loan	1M USD LIBOR+	6.00%	0.00%	6.11%	10/7/2026	376,605	376,605	351,342
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	2.22%	12/30/2026	1,473,750	1,468,685	1,451,305
GEO Group, Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan Refinance	Loan	1M USD LIBOR+	2.00%	0.75%	2.75%	3/22/2024	3,922,786	3,717,418	3,615,828
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/27/2025	3,775,280	3,197,869	3,684,031
Gigamon Inc.	Services: Business	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	4.25%	12/27/2024	2,900,607	2,887,935	2,889,730
Global Business Travel (GBT) III Inc.	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/13/2025	4,353,750	4,353,165	4,065,314
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	11/29/2025	4,938,649	4,748,435	4,788,959
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	8/10/2027	1,979,899	1,979,899	1,948,657
Go Wireless Holdings, Inc.	Telecommunications	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	12/22/2024	2,846,753	2,824,354	2,828,961
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	6.00%	11/23/2027	2,000,000	1,980,672	1,980,000

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	8/7/2027	972,314	966,607	961,647
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/6/2028	990,019	985,574	984,079
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	4/12/2024	2,844,231	2,829,223	2,826,454
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	3.27%	1/24/2029	250,000	249,378	248,063
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	2/24/2028	3,870,741	3,867,368	3,845,581
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	10/19/2027	3,473,618	3,452,200	3,414,393
Harland Clarke Holdings Corp.	Media: Advertising, Printing & Publishing	Term Loan (08/21)	Loan	3M USD LIBOR+	7.75%	1.00%	8.75%	6/16/2026	1,262,555	1,260,655	1,121,149
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	6/3/2024	226,716	226,626	218,895
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	3,514,399	3,506,291	3,471,101
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	7/14/2028	67,342	67,342	56,947
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	8/18/2025	3,550,000	3,541,488	3,505,625
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	11/17/2028	2,137,500	2,127,187	2,117,899
Holley Purchaser, Inc (a)	Automotive	Delayed Draw Term Loan	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	11/17/2028	106,875	106,875	103,602
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	11/12/2027	2,174,152	2,164,312	2,148,192
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	3.30%	3/17/2028	5,955,000	5,902,173	5,843,344

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	6M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	4,860,079	4,848,914	4,811,478
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	11/1/2028	2,000,000	1,990,546	1,973,760
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/6/2028	2,238,141	2,237,925	2,221,355
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.25%	1/29/2026	995,000	991,113	983,189
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	3.00%	10/27/2028	500,000	499,441	493,440
Ingram Micro Inc.	High Tech Industries	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	6/30/2028	1,492,500	1,478,709	1,483,172
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	5/1/2024	3,386,129	3,343,519	3,356,501
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	2/4/2027	491,250	489,509	487,973
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	5.75%	4/7/2028	4,368,033	4,346,269	4,018,591
INSTRUCTURE HOLDINGS, INC.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	2.75%	0.50%	3.27%	10/21/2028	500,000	498,797	492,500
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	6.75%	6/14/2025	2,427,552	2,401,608	1,775,900
Ivory Merger Sub, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.67%	3/14/2025	2,949,539	2,931,462	2,870,285
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	6.00%	5/8/2024	1,574,907	1,573,650	1,409,542
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	1/31/2028	3,960,000	3,954,873	3,906,778

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	3/1/2028	995,000	990,570	945,250
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	6.50%	11/15/2025	4,154,019	4,125,538	3,620,933
KAR Auction Services, Inc.	Automotive	Term Loan B (09/19)	Loan	1M USD LIBOR+	2.25%	0.00%	2.50%	9/19/2026	244,375	243,989	241,931
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD LIBOR+	4.75%	0.50%	5.55%	2/12/2026	1,488,750	1,482,629	1,391,981
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	3/13/2028	496,250	494,732	489,054
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	9/1/2027	496,250	486,145	491,288
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Priority Exit PIK Term Loan (9/20)	Loan	3M USD LIBOR+	6.00%	1.25%	7.25%	9/25/2023	299,904	288,132	300,054
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	2nd Out Take Back PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	616,465	528,040	592,115
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Third Out PIK Term Loan	Loan	3M USD LIBOR+	1.50%	1.25%	2.75%	9/25/2025	818,373	540,076	720,987
Lakeland Tours, LLC (d)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	869,977	228,303	594,847
Lealand Finance Company B.V. (d)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	1.21%	6/30/2025	334,753	334,753	155,422
Learfield Communications, Inc	Media: Advertising, Printing & Publishing	Initial Term Loan (A-L Parent)	Loan	1M USD LIBOR+	3.25%	1.00%	4.25%	12/1/2023	475,000	474,352	449,616
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	2,694,077	2,673,038	2,667,136
Lightstone Generation LLC	Energy: Electricity	Term Loan B	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	1,322,520	1,321,594	1,099,212
Lightstone Generation LLC	Energy: Electricity	Term Loan C	Loan	3M USD LIBOR+	3.75%	1.00%	4.75%	1/30/2024	74,592	74,542	61,997

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	12M USD LIBOR+	4.75%	0.00%	5.50%	3/17/2028	995,000	991,612	991,269
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	4.89%	8/31/2027	3,960,000	3,897,792	3,888,482
LOYALTY VENTURES INC.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	11/3/2027	3,340,141	3,320,925	3,294,214
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	1.86%	11/11/2026	1,220,308	1,218,289	1,200,857
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	4.25%	10/16/2028	250,000	248,837	246,875
MA FinanceCo LLC	High Tech Industries	Term Loan B4	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	6/5/2025	2,234,660	2,228,836	2,208,582
MAGNITE, INC.	Services: Business	Term Loan	Loan	6M USD LIBOR+	5.00%	0.75%	5.75%	4/28/2028	1,990,000	1,935,905	1,980,050
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	8/29/2025	1,317,074	1,317,074	1,290,403
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	2.22%	2/15/2027	250,000	249,562	244,895
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.50%	0.00%	4.71%	2/28/2025	3,392,071	3,369,794	3,375,823
McAfee, LLC	Services: Business	Term Loan B	Loan	Prime+	2.75%	0.00%	6.00%	9/30/2024	1,642,423	1,638,322	1,638,054
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	3M USD LIBOR+	4.75%	0.50%	5.26%	7/28/2028	1,995,000	1,976,108	1,975,050
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	3M USD LIBOR+	4.00%	0.50%	4.50%	11/17/2028	500,000	492,500	496,250
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	12/22/2027	993,756	990,577	976,366
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	2.72%	3/1/2026	3,381,477	3,366,633	3,341,677

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	5.00%	4/8/2028	2,492,500	2,474,302	2,312,492
Milk Specialties Company	Beverage, Food & Tobacco	Term Loan (6/21)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	8/15/2025	3,801,560	3,774,075	3,782,552
MJH Healthcare Holdings, LLC	Healthcare & Pharmaceuticals	Term Loan B (01/22)	Loan	1M USD SOFR+	3.50%	0.50%	4.00%	1/28/2029	250,000	248,782	247,500
MKS Instruments, Inc.	High Tech Industries	Term Loan B6	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	2/2/2026	868,529	863,296	862,562
MRC Global Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	9/20/2024	351,484	351,116	348,848
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	3.97%	9/30/2024	2,842,097	2,812,930	2,765,730
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+	3.00%	0.50%	3.50%	11/17/2028	3,000,000	2,992,613	2,950,710
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.75%	11/14/2025	3,472,277	3,448,686	3,411,513
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	2,763,891	2,753,599	2,704,771
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	4.50%	3/2/2028	87,464	87,078	85,593
National Mentor Holdings, Inc. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan 2/21	Loan	N/A	N/A	N/A	N/A	3/2/2028	-	-	(2,758)
Neenah, Inc.	Forest Products & Paper	Term Loan B (03/21)	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	4/6/2028	1,990,000	1,981,133	1,960,150
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	6M USD LIBOR+	6.00%	0.75%	6.75%	7/13/2027	1,000,000	998,828	997,500
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.61%	9/18/2026	1,113,795	1,103,364	1,107,146
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD WIBOR+	5.50%	1.00%	6.50%	8/9/2024	1,725,340	1,717,025	1,690,834

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
NM Z Parent Inc (Zep Inc)	Chemicals, Plastics, & Rubber	Term Loan	Loan	12M USD LIBOR+	4.00%	1.00%	5.00%	8/9/2024	871,151	869,399	842,838
NorthPole Newco S.a.r.l (b), (d)	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	7.00%	0.00%	7.22%	3/3/2025	5,348,887	5,028,659	1,537,805
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	2.00%	0.50%	2.50%	1/28/2029	1,500,000	1,492,500	1,480,620
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	5.75%	12/22/2028	1,555,556	1,540,210	1,540,000
Novae LLC (a)	Automotive	Delayed Draw Term Loan	Loan	N/A	N/A	N/A	N/A	12/22/2028	-	-	(4,444)
Novolex Holdings, Inc (Flex Acquisition)	Containers, Packaging & Glass	Term Loan (02/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/2/2028	987,555	983,296	983,437
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	9/29/2025	2,238,750	2,234,198	2,210,766
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.75%	0.50%	4.25%	2/23/2029	1,000,000	997,500	996,250
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	6M USD LIBOR+	3.00%	0.50%	3.50%	6/2/2028	2,410,417	2,399,629	2,397,617
Pacific Gas and Electric Company	Utilities: Electric	Term Loan	Loan	3M USD LIBOR+	3.00%	0.50%	3.50%	6/18/2025	1,479,969	1,474,197	1,449,999
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	4.00%	9/20/2028	997,500	992,792	984,473
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	5.25%	7/6/2028	941,176	932,470	934,118
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/7/2028	497,500	494,346	493,520
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	3/30/2027	491,473	482,640	486,804
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	5/29/2026	809,038	806,361	800,188

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	4.00%	0.50%	4.50%	2/4/2029	1,000,000	997,500	989,580
PECF USS INTERMEDIATE HOLDING III CORPORATION	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	4.75%	12/15/2028	100,000	99,777	99,391
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD LIBOR+	3.50%	0.00%	3.84%	12/28/2028	1,302,632	1,296,159	1,291,234
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	N/A	N/A	N/A	N/A	12/28/2028	-	-	(1,727)
Penn National Gaming	Hotel, Gaming & Leisure	Term Loan B-1	Loan	1M USD LIBOR+	2.25%	0.75%	3.00%	10/15/2025	1,762,675	1,715,292	1,746,370
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	2/1/2028	5,459,994	5,439,162	5,425,869
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	4.50%	12/23/2028	2,000,000	1,980,245	1,985,000
Ping Identity Corporation	High Tech Industries	Term Loan B (11/21)	Loan	6M USD SOFR+	3.75%	0.50%	4.45%	11/22/2028	1,000,000	995,074	990,000
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	3/17/2028	2,977,500	2,960,793	2,944,003
Pixelle Specialty Solutions LLC	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	6.50%	1.00%	7.50%	10/31/2024	3,535,026	3,515,981	3,504,837
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	3.00%	11/17/2028	2,000,000	1,990,299	1,974,380
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	2.96%	3/13/2028	4,466,250	4,457,371	4,415,513
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	2/2/2029	2,000,000	1,990,000	1,968,340
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.00%	0.75%	3.75%	12/29/2027	496,250	494,183	486,945
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	5.50%	2/12/2028	5,458,750	5,404,639	5,333,635

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	12/15/2028	3,000,000	2,975,633	2,973,000
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	1/22/2027	492,500	491,700	488,038
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	6M USD LIBOR+	2.75%	0.75%	3.50%	9/23/2026	3,556,300	3,553,818	3,513,837
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	5.75%	1.00%	6.75%	4/27/2027	2,985,000	2,957,411	2,973,806
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	4.00%	12/28/2027	496,248	494,100	487,832
Project Leopard Holdings Inc	High Tech Industries	Term Loan	Loan	6M USD LIBOR+	4.75%	1.00%	5.75%	7/5/2024	495,000	494,242	492,678
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	1/29/2025	481,388	480,315	474,017
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/12/2027	485,075	483,298	475,374
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	1/19/2029	2,000,000	1,980,237	1,968,760
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.75%	3.50%	2/15/2028	496,250	494,141	480,519
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.75%	4/24/2028	997,500	995,328	985,720
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	5/30/2025	2,969,141	2,946,381	2,922,496
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	1M USD LIBOR+	3.25%	0.50%	3.81%	2/17/2028	993,744	991,647	973,869
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	6M USD LIBOR+	5.50%	1.00%	6.50%	12/20/2024	4,343,378	4,268,021	4,251,082
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.50%	2.75%	2/11/2028	1,488,750	1,486,251	1,481,306

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	5.25%	4/30/2024	3,084,702	3,078,180	3,067,366
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	10/20/2028	3,497,500	3,489,704	3,456,509
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	1/29/2027	1,291,932	1,290,988	1,271,829
Reynolds Group Holdings Inc.	Metals & Mining	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	2/5/2026	3,465,000	3,449,546	3,406,545
Robertshaw US Holding Corp.	Consumer goods: Durable	Term Loan B	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	2/28/2025	962,500	961,492	877,800
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	4.46%	11/28/2025	2,905,190	2,897,593	2,876,138
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	6M USD LIBOR+	3.50%	1.00%	4.50%	6/2/2025	5,637,965	5,601,072	5,592,185
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	4.50%	2/8/2028	1,985,000	1,967,852	1,951,513
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	9/1/2027	493,750	487,862	489,583
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	5.50%	3/10/2028	2,483,744	2,427,454	2,458,906
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	7/5/2024	748,409	746,932	740,925
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	3.75%	4/25/2025	987,538	967,436	979,519
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	4.50%	4/20/2028	2,985,000	2,969,212	2,895,450
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	4.00%	2/3/2029	500,000	498,750	496,460
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	2.14%	11/2/2028	1,000,000	997,653	993,440

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	6/16/2028	498,750	496,482	492,206
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	8/28/2028	1,995,000	1,985,688	1,981,294
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/18/2028	785,769	784,048	780,528
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	2.80%	1/23/2025	490,000	490,000	472,238
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	5.00%	1/15/2027	3,256,472	3,207,096	3,240,190
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/2/2028	2,000,000	1,990,687	1,985,000
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.50%	0.75%	5.25%	3/31/2028	1,995,000	1,977,135	1,975,050
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	2.50%	3/3/2028	496,250	495,145	494,389
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	3/4/2028	2,977,500	2,962,439	2,958,474
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	3.26%	5/12/2028	3,600,000	3,594,517	3,571,488
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	190,170	189,956	186,819
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	154,375	154,203	151,655
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	1.96%	4/16/2025	477,615	477,001	469,376
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	3.00%	9/22/2028	640,250	634,225	637,503
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	5.13%	4/16/2026	4,386,462	4,265,782	4,154,813

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Stars Group Inc. (The)	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	2.47%	7/21/2026	1,995,000	1,990,864	1,972,776
Storable, Inc	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	4/17/2028	500,000	498,861	494,375
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	4.25%	12/1/2028	1,000,000	990,274	995,940
Sylvamo Corporation	Forest Products & Paper	Term Loan	Loan	1M USD LIBOR+	4.50%	0.50%	5.00%	8/18/2028	1,093,333	1,082,992	1,085,133
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	4.75%	4/24/2028	2,495,000	2,493,770	2,465,684
Syniverse Holdings, Inc.	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	4.75%	2/1/2029	500,000	495,000	499,375
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	6M USD LIBOR+	2.75%	0.50%	3.27%	7/7/2028	1,000,000	997,633	986,250
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	6.25%	7/15/2025	4,428,522	4,355,261	4,383,129
Tenneco Inc	Capital Equipment	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	10/1/2025	1,455,000	1,447,215	1,444,088
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	5.00%	9/27/2024	1,920,000	1,918,652	1,881,600
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	2/6/2026	1,000,000	998,750	988,330
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	3.44%	1/5/2029	250,000	248,180	246,668
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	4.67%	12/19/2025	4,869,796	4,863,346	4,829,231
The Octave Music Group, Inc (Touchtunes)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	6.00%	1.00%	7.00%	5/29/2025	2,893,526	2,872,208	2,871,824
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	3.25%	2/1/2026	2,810,435	2,763,310	2,797,563

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.50%	0.75%	4.25%	8/18/2027	495,000	489,079	487,575
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.00%	0.50%	2.50%	12/1/2028	870,968	868,877	860,804
Transdigm, Inc.	Aerospace & Defense	Term Loan G (02/20)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	8/22/2024	4,024,167	4,026,414	3,959,700
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	Term Loan B (08/18)	Loan	1M USD LIBOR+	4.00%	0.00%	4.21%	1/25/2024	2,412,500	2,411,191	2,268,353
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	4.00%	3/31/2028	1,492,500	1,485,884	1,454,352
Tronox Pigments (Netherlands) B.V.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	2.47%	3/10/2028	346,923	346,183	341,719
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	10/29/2027	964,241	957,748	961,830
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	2/25/2027	3,947,943	3,909,627	3,905,740
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	3.96%	8/27/2025	884,205	880,505	882,366
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	7/31/2026	496,815	471,432	490,853
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	3.46%	10/22/2025	1,624,974	1,562,482	1,616,166
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	6M USD LIBOR+	5.75%	1.00%	6.75%	9/1/2024	920,843	915,490	826,457
Univar Inc.	Chemicals, Plastics, & Rubber	Term Loan B6	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	6/2/2028	1,990,000	1,980,782	1,974,458
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	4.00%	3/15/2026	2,471,487	2,464,765	2,451,913
US Ecology, Inc.	Environmental Industries	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.71%	11/2/2026	490,000	489,302	488,040

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	3.21%	1/20/2028	1,847,121	1,844,606	1,827,264
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	1M USD SOFR+	5.00%	0.75%	5.75%	1/19/2029	250,000	248,777	248,124
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	4.50%	8/20/2025	1,382,319	1,377,042	1,354,672
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	4.00%	0.75%	4.75%	12/6/2028	1,000,000	995,345	992,080
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	Daily SOFR+	3.00%	0.50%	3.50%	1/12/2029	3,100,888	3,092,414	3,071,833
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.36%	9/28/2028	2,992,500	2,982,995	2,971,942
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	1.87%	12/31/2025	907,176	906,677	890,075
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD LIBOR+	2.00%	0.00%	2.21%	5/6/2026	486,250	485,567	480,779
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	6M USD LIBOR+	3.25%	0.00%	3.60%	3/19/2028	2,339,327	2,336,223	2,322,951
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	4.00%	3/11/2024	476,250	476,250	411,837
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	2.33%	1/20/2028	1,250,000	1,249,760	1,234,763
Wastequip, LLC (HPCC Merger/Patriot Container)	Environmental Industries	Term Loan (3/18)	Loan	1M USD LIBOR+	3.75%	1.00%	4.75%	3/15/2025	489,822	488,550	469,004
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.75%	0.50%	4.25%	3/2/2028	2,481,250	2,470,270	2,452,294
West Corporation	Telecommunications	Term Loan B (Olympus Merger)	Loan	3M USD LIBOR+	4.00%	1.00%	5.00%	10/10/2024	1,086,078	1,047,433	967,424
West Corporation	Telecommunications	Term Loan B	Loan	3M USD LIBOR+	3.50%	1.00%	4.50%	10/10/2024	2,599,274	2,562,059	2,301,449

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	2.46%	3/31/2028	2,985,000	2,974,005	2,937,419
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	5.00%	3/27/2028	1,985,000	1,949,907	1,966,401
WP CITYMD BIDCO LLC	Services: Consumer	Term Loan B	Loan	6M USD LIBOR+	3.25%	0.50%	3.75%	12/22/2028	7,424,013	7,399,065	7,355,340
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	3.71%	6/8/2028	2,741,617	2,730,066	2,719,355
ZEBRA BUYER LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.25%	0.50%	3.75%	11/1/2028	887,097	883,013	882,661
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD LIBOR+	2.00%	0.00%	2.14%	1/25/2027	968,914	968,914	954,622
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	2.50%	1/19/2029	500,000	498,783	493,440

										$653,022,265	$638,963,350

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2022

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	6,171,793	$6,171,793	$6,171,793
Total cash and cash equivalents	6,171,793	$6,171,793	$6,171,793

(a)	All or a portion of this investment has an unfunded commitment as of February 28, 2022
(b)	As of February 28, 2022, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2022.
(d)	Investments include Payment-in-Kind Interest.

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

SARATOGA INVESTMENT CORP. CLO 2013-1, LTD.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Purpose

Saratoga Investment Corp. CLO 2013-1, Ltd. (the “Issuer”, “we”, “our”, “us”, “CLO” or “Saratoga CLO”), an exempted company with limited liability incorporated under the laws of the Cayman Islands was formed on November 28, 2007 and commenced operations on January 22, 2008. The Issuer was established to acquire or participate in U.S. dollar-denominated corporate debt obligations. The “Company” refers to Saratoga Investment Corp.

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

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par as a non cash transaction.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2023.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly-liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2023 and February 28, 2022, cash and cash equivalents amounted to $23.8 million and $6.2 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon the Investment Manager’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2023 our investments in three portfolio companies were on non-accrual status with a fair value of approximately $2.4 million, or 0.4% of the fair value of our portfolio. We have established a reserve of $0.2 million against interest receivable related to these portfolio companies.

Payment-in-Kind Interest

The Issuer holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021 we recorded $0.2 million, $0.6 million and $0.3 in PIK interest.

Deferred Debt Financing Costs, net

The Issuer presents deferred debt financing costs on the balance sheet as a contra-liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

As of February 29, 2020, included in deferred debt financing costs of $2.3 million, are structuring fees of the investment bank, rating agency and legal fees, and other various closing costs associated with the issuance of the 2013-1 Reset CLO Notes on December 14, 2018. Such costs have been capitalized and amortized using an effective yield method, as appropriate, over the life of the related notes.

New debt financing costs of $2.3 million were incurred with the issuance of the 2013-1 2021 Reset CLO Notes on February 26, 2021. These costs consist of structuring fees of the investment bank, rating agency and legal fees, and other various closing costs. Of that amount, $1.8 million has been capitalized and amortized using an effective yield method, as appropriate, over the life of the related notes.

Unamortized deferred debt financing costs of $1.6 million incurred in connection with the issuance of the 2013- 1 Reset CLO Notes were expensed when the 2013-1 Reset CLO Notes were extinguished on February 26, 2021 and included in Realized loss on extinguishment of debt.

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

Prior to the third refinancing of the CLO, the Incentive Management Fee equaled 20.0% of the remaining interest proceeds and principal proceeds, if any, after the Subordinated Notes have realized the Incentive Management Fee target return of 12.0%, in accordance with the Priority of Payments after making the prior distributions on the relevant payment date. The Investment Manager is no longer eligible to receive the Incentive Management Fee following the third refinancing of the CLO on December 14, 2018.

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Issuer paid $0.3 million, $0.3 million and $0.2 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, $4.9 million, $5.2 million and $7.9 million of payments to the Subordinated Notes were included in interest and debt financing expenses on the statements of operations, respectively. For the years ended February 28, 2023 and February 28, 2022 and February 28, 2021, $4.4 million, $4.4 million and $3.2 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statements of operations.

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

New Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2022-03 on its financial statements.

In March 2020, the FASB issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published.  In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024.  With the adoption of ASU 2022-06, there was no significant impact to the Company’s financial position.

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

Based on the observability of the inputs used in the valuation techniques, the Issuer is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1— Valuations based on quoted prices in active markets for identical assets or liabilities that the Issuer has the ability to access.

●	Level 2— Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

●	Level 3— Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

In addition to using the above inputs in investment valuations, the Issuer continues to employ the valuation policy that is consistent with ASC 820 and the Investment Company Act of 1940, as amended (“1940 Act”).

The following table presents fair value measurements of investments, by major class, as of February 28, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$541,492,510	$64,461,958	$605,954,468
Equity interests	-	-	-	-
Total	$-	$541,492,510	$64,461,958	$605,954,468

The following table presents fair value measurements of investments, by major class, as of February 28, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$569,454,996	$69,474,664	$638,929,660
Equity interests	-	33,690	-	33,690
Total	$-	$569,488,686	$69,474,664	$638,963,350

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2023:

	First Lien Term Loan	Equity Interests	Total
Balance as of February 28, 2022	$69,474,664	$-	$69,474,664
Payment-in-kind and other adjustments to cost	-	-	-
Net accretion of discount on investments	97,816	-	97,816
Net change in unrealized depreciation on investments	(633,895)	-	(633,895)
Purchases	15,870,770	-	15,870,770
Sales and repayments	(9,192,436)	-	(9,192,436)
Net realized loss from investments	(38,093)	-	(38,093)
Transfers in (1)	19,263,898	-	19,263,898
Transfers out (2)	(30,380,766)	-	(30,380,766)
Balance as of February 28, 2023	$64,461,958	$-	$64,461,958
Net change in unrealized depreciation for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(975,369)	$-	$(975,369)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2023, as market quotes for these investments are only provided by one trading desk.

(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2023, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2022:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2021	$72,143,745	$-	$72,143,745
Payment-in-kind and other adjustments to cost	588	-	588
Net accretion of discount on investments	89,461	-	89,461
Net change in unrealized depreciation on investments	(439,530)	-	(439,530)
Purchases	36,918,645	-	36,918,645
Sales and repayments	(25,101,621)	-	(25,101,621)
Net realized gain from investments	55,350	-	55,350
Transfers in (1)	13,167,311	-	13,167,311
Transfers out (2)	(27,359,285)	-	(27,359,285)
Balance as of February 28, 2022	$69,474,664	$-	$69,474,664
Net change in unrealized depreciation for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(283,685)	$-	$(283,685)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2022, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2022, as the number of observable market quotes for these investments increased.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2023 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Ranage (Weighted Average)*
Term loans	$64,461,958	Market Comparables	Third-Party Bid	82.00% - 100.00% (96.68%)
Total	$64,461,958

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2022 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average*
Term loans	$69,474,664	Market Comparables	Third-Party Bid	95.00% - 99.75% (97.37%)
Total	$69,474,664

*	Weighted average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

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

On February 26, 2021, in a refinancing transaction, the Issuer issued $722.0 million of notes consisting of Class A-1-R-3 Senior Secured Floating Rate Notes, Class A-2-R-3 Senior Secured Floating Rate Notes, Class B-FL-R-3 Senior Secured Floating Rate Notes, Class B-FXD-R-3 Senior Secured Fixed Rate Notes, Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes, Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes, Class D-R-3 Deferrable Mezzanine Floating Rate Notes, Class E-R-3 Deferrable Mezzanine Floating Rate Notes, Class F-R-3 Deferrable Junior Floating Rate Notes, and Subordinated Notes. Proceeds net of issue discounts were used along with existing trust assets to redeem all of the rated note classes of the 2013-1 Reset CLO Notes. $69.5 million of Subordinated Notes issued in connection with the 2008 CLO Notes, 2013-1 CLO Notes, 2013-1 Amended CLO Notes and 2013-1 CLO Reset Notes were not redeemed and remained outstanding. On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par.

The 2013-1 2021 Reset CLO Notes are limited recourse obligations of the Issuer. The Subordinated Notes are unsecured, limited recourse debt obligations of the Issuer.

The relative order of seniority of payment of each class of securities is as follows: first, Class A-1-R- 3 Notes, second, Class A-2-R-3 Notes, third Class B-FL-R-3 Notes, fourth, Class B-FXD-R-3 Notes, fifth, Class C-FL-R-3 Notes, sixth, Class C-FXD-R-3 Notes, seventh, Class D-R-3 Notes, eighth, Class E-R-3 Notes, ninth, Class F-1-R-3 Notes, Class F-2-R-3 Notes, and tenth the Subordinated Notes, with (a) each class of securities (other than the Subordinated Notes) in such list being senior to each other class of securities that follows such class of securities in such list and (b) each class of securities in such list being subordinate to each other class of securities that precedes such class of securities in such list. The Subordinated Notes are subordinated to the 2013-1 2021 Reset CLO Notes and are entitled to periodic payments from interest proceeds available in accordance with the Priority of Payments.

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture at February 28, 2023.

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

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.32%	April 20, 2033	$357,500,000	$357,500,000	1.61%
Class A-2-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.65%	April 20, 2033	65,000,000	65,000,000	1.95%
Class B-FL-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.80%	April 20, 2033	60,500,000	60,500,000	2.11%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.67%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.40%	April 20, 2033	26,000,000	26,000,000	2.72%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	3.48%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 4.00%	April 20, 2033	39,000,000	39,000,000	4.36%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 7.50%	April 20, 2033	27,625,000	27,625,000	7.95%
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	8,500,000	8,500,000	10.52%
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	9,375,000	9,375,000	10.52%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$722,000,000

The following table shows the fair value of the Issuer’s debt outstanding as of February 28, 2023:(a)

Debt Security	February 28, 2023
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$359,565,649
Class A-2-R-3 Senior Secured Floating Rate Notes	65,537,373
Class B-FL-R-3 Senior Secured Floating Rate Notes	61,017,654
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,009,371
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,253,490
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,508,929
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,515,127
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,232,871
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,749,793
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	8,831,406
Subordinated Notes	21,176,578
$636,398,241

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2022:(a)

Debt Security	February 28, 2022
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$358,553,279
Class A-2-R-3 Senior Secured Floating Rate Notes	65,271,765
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,768,540
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,011,752
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,143,672
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,511,247
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,344,655
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,118,353
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,711,167
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000
Subordinated Notes	28,654,905
$642,464,335

(a)	These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as Level 3 liabilities within the fair value hierarchy.

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

Interest proceeds and, after the 2013-1 2021 Reset CLO Notes have been paid in full, principal proceeds in each case will be distributed to the holders of the Subordinated Notes in accordance with the Indenture.

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

As of February 28, 2023, the remaining unamortized discount on Class A-1-R-3 Notes, Class A-2-R- 3 Notes, Class B-FL-R-3 Notes, Class B-FXD-R-3 Notes, Class C-FL-R-3 Notes, Class C-FXD-R-3 Notes, Class D-R-3 Notes, Class E-R-3 Notes, Class F-1-R-3 Notes and F-2-R-3 were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.2 million, $2.5 million, $0.0 million and $0.0 million, respectively.

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

For the year ended February 28, 2021, costs associated with the 2013-1 CLO Notes of $1.8 million in remaining unamortized deferred debt financing costs and $1.3 million in unamortized discount were recognized as additional amortization expense when the related notes were extinguished and recorded within realized loss on extinguishment of debt in the statement of operations.

As of February 28, 2023, remaining capitalized financing costs of $1.9 million related to the 2013-1 2021 Reset CLO Notes are being amortized over the term of the 2013-1 2021 Reset CLO Notes.

On February 11, 2020, CLO 2013-1 Warehouse 2, a wholly owned subsidiary of Saratoga CLO, entered into a loan payable with a third party, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $80 million in order to provide capital necessary to support warehouse activities. The loan payable, which expires on August 11, 2021, bears interest at an annual rate of 3M USD LIBOR + 1.25% through November 11, 2020 and 3M USD LIBOR + 1.75% thereafter. For the year ended February 28, 2021, the Saratoga CLO recognized interest expense of $0.2 million related to the loan payable, with a loan payable balance of $0.0 million as February 28, 2021.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2019—2022). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2023 and February 28, 2022, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2023, February 28, 2022 and February 28, 2021. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2023, February 28, 2022 and February 28, 2021.

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

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2023 and February 28, 2022, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2023 and February 28, 2022, the Issuer had $1.9 million and $2.1 million of unfunded commitments outstanding, respectively.

7. Related Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Issuer neither bought nor sold investments from related parties.

The Subordinated Notes are wholly owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, $4.9 million, $5.2 million and $7.9 million of payments to the Subordinated Notes were included in interest and debt financing expenses in the statements of operations, respectively. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, $4.4 million, $4.4 million and $3.2 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statements of operations.

The Investment Manager holds aggregate principal amounts of $8.5 million in Class F-1-R-3 Notes and $9.4 million in Class F-2-R-3 Notes of the CLO tranches with a coupon of LIBOR plus 10.00% at February 28, 2023 and February 28, 2022. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, payments for the Class F-1-R-3, Class F-2-R-3, Class F-R-3, Class F-R-2 Notes and Class G-R-2 Notes totaling $2.2 million, $0.8 million and $0.9 million, respectively, are included in interest and debt financing expenses in the Issuer’s statements of operations. Expenses relating to the refinancing were paid for by the Company on behalf of Saratoga CLO and are included in due to affiliate on the statements of assets and liabilities at February 28, 2021 and were subsequently repaid during fiscal year 2022.

In addition, as of February 28, 2023, included in due from affiliate are amounts reimbursable to Saratoga CLO for shared operating expenses with a related party. As of February 28, 2022, no such reimbursable amounts were due to Saratoga CLO.

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

As of February 28, 2023 and February 28, 2022, net assets (deficit) were $(70.6) million and $(37.2) million, respectively. These amounts include accumulated losses of $70.6 million and $37.2 million, respectively, which include cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

The Issuer adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X. Pursuant to the regulation, the Issuer has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021, as shown in the tables below:

	For the Year Ended February 28, 2023
			Capital	Total Distributable
	Common Stock		in Excess	Earnings	Net Assets
	Shares	Amount	of Par Value	(Loss)	(Deficit)
Balance at February 28, 2022	250	$250	$-	$(37,197,733)	$(37,197,483)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(286,724)	(286,724)
Net realized gain (loss) from investments	-	-	-	77,656	77,656
Net change in unrealized depreciation on investments	-	-	-	(24,681,988)	(24,681,988)
Balance at May 31, 2022	250	250	-	(62,088,789)	(62,088,539)
Increase (Decrease) from Operations:	-	-	-
Net investment loss	-	-	-	(507,279)	(507,279)
Net realized gain (loss) from investments	-	-	-	(1,144,858)	(1,144,858)
Net change in unrealized depreciation on investments	-	-	-	(1,544,463)	(1,544,463)
Balance at August 31, 2022	250	250	-	(65,285,389)	(65,285,139)
Increase (Decrease) from Operations:
Net investment income	-	-	-	586,193	586,193
Net realized gain (loss) from investments	-	-	-	(532,640)	(532,640)
Net change in unrealized depreciation on investments	-	-	-	(10,640,311)	(10,640,311)
Balance at November 30, 2022	250	250	-	(75,872,147)	(75,871,897)
Increase (Decrease) from Operations:
Net investment income	-	-	-	776,828	776,828
Net realized gain (loss) from investments	-	-	-	(6,812,995)	(6,812,995)
Net change in unrealized appreciation on investments	-	-	-	11,281,144	11,281,144
Balance at February 28, 2023	250	250	-	(70,627,170)	(70,626,920)

	For the Year Ended February 28, 2022
			Capital	Total Distributable
	Common Stock		in Excess	Earnings	Net Assets
	Shares	Amount	of Par Value	(Loss)	(Deficit)
Balance at February 28, 2021	250	$250	$-	$(28,538,114)	$(28,537,864)
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,315,511	2,315,511
Net realized gain (loss) from investments	-	-	-	(565,094)	(565,094)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(481,097)	(481,097)
Balance at May 31, 2021	250	250	-	(27,268,794)	(27,268,544)
Increase (Decrease) from Operations:
Net investment income	-	-	-	1,397,282	1,397,282
Net realized gain (loss) from investments	-	-	-	175,669	175,669
Net change in unrealized depreciation on investments	-	-	-	(662,095)	(662,095)
Balance at August 31, 2021	250	250	-	(26,357,938)	(26,357,688)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(647,430)	(647,430)
Net realized gain (loss) from investments	-	-	-	(662,289)	(662,289)
Net change in unrealized depreciation on investments	-	-	-	(4,277,923)	(4,277,923)
Balance at November 30, 2021	250	250	-	(31,945,580)	(31,945,330)
Increase (Decrease) from Operations:
Net investment income	-	-	-	168,313	168,313
Net realized gain (loss) from investments	-	-	-	(12,099)	(12,099)
Net change in unrealized depreciation on investments	-	-	-	(5,408,367)	(5,408,367)
Balance at February 28, 2022	250	250	-	(37,197,733)	(37,197,483)

	For the Year Ended February 28, 2021
			Capital	Total Distributable
	Common Stock		in Excess	Earnings	Net Assets
	Shares	Amount	of Par Value	(Loss)	(Deficit)
Balance at February 29, 2020	250	$250	$-	$(35,102,419)	$(35,102,169)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(758,157)	(758,157)
Net realized gain (loss) from investments	-	-	-	(1,803,884)	(1,803,884)
Net change in unrealized depreciation on investments	-	-	-	(31,575,429)	(31,575,429)
Balance at May 31, 2020	250	250	-	(69,239,889)	(69,239,639)
Increase (Decrease) from Operations:
Net investment income	-	-	-	60,339	60,339
Net realized gain (loss) from investments	-	-	-	(4,338,586)	(4,338,586)
Net change in unrealized appreciation on investments	-	-	-	26,457,779	26,457,779
Balance at August 31, 2020	250	250	-	(47,060,357)	(47,060,107)
Increase (Decrease) from Operations:
Net investment income	-	-	-	221,123	221,123
Net realized gain (loss) from investments	-	-	-	(3,089,206)	(3,089,206)
Net change in unrealized appreciation on investments	-	-	-	14,923,956	14,923,956
Balance at November 30, 2020	250	250	-	(35,004,484)	(35,004,234)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(823,187)	(823,187)
Net realized gain (loss) from investments	-	-	-	(1,690,951)	(1,690,951)
Net change in unrealized appreciation on investments	-	-	-	11,969,271	11,969,271
Realized losses on extinguishment of debt	-	-	-	(2,988,763)	(2,988,763)
Balance at February 28, 2021	250	250	-	(28,538,114)	(28,537,864)

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2023, February 28, 2022, February 28, 2021, February 29, 2020 and February 28, 2019:

	February 28, 2023	February 28, 2022	February 28, 2021	February 29, 2020	February 28, 2019
Average Subordinated Notes’ capital balance (1)	$6,490,703	$34,488,787	$7,593,452	$20,177,254	$18,900,592
Ratio and supplemental data:
Total return (2)	(94.53)%	(9.75)%	150.86%	(46.85)%	(22.41)%
Net investment income (loss) (3)	8.77%	9.38%	(17.12)%	0.01%	0.02%
Total expenses (3)	655.20%	81.89%	383.67%	156.62%	125.54%
Base management fee (3)	10.08%	1.89%	6.60%	2.48%	1.82%
Subordinated management fee (3)	40.30%	7.57%	26.42%	9.93%	7.29%

(1)	Subordinated Notes’ capital balance is calculated based on the sum of the Subordinated Notes outstanding amount and total net assets, net of ordinary equity.

(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the Subordinated Notes’ capital taken as a whole and assumes the purchase of the Subordinated Notes’ capital on the first day of the period and the sale of the last day of the period.

(3)	Calculated based on the average Subordinated Notes’ capital balance.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2022 through May 2, 2023, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.