Form 10-Q
period 2023-05-31
SARATOGA INVESTMENT CORP.
filed 2023-07-10
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2023

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

The number of outstanding common shares of the registrant as of July 7, 2023 was 11,979,781.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2023	February 28, 2023
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $934,686,593 and $819,966,208, respectively)	$941,021,051	$828,028,800
Affiliate investments (amortized cost of $40,471,309 and $25,722,320, respectively)	42,809,576	28,305,871
Control investments (amortized cost of $119,161,637 and $120,800,829, respectively)	100,267,501	116,255,582
Total investments at fair value (amortized cost of $1,094,319,539 and $966,489,357, respectively)	1,084,098,128	972,590,253
Cash and cash equivalents	21,987,196	65,746,494
Cash and cash equivalents, reserve accounts	31,165,969	30,329,779
Interest receivable (net of reserve of $3,517,085 and $2,217,300, respectively)	7,831,749	8,159,951
Management fee receivable	362,026	363,809
Other assets	667,906	531,337
Current tax receivable	99,676	436,551
Total assets	$1,146,212,650	$1,078,158,174

LIABILITIES
Revolving credit facility	$35,000,000	$32,500,000
Deferred debt financing costs, revolving credit facility	(1,227,903)	(1,344,005)
SBA debentures payable	202,000,000	202,000,000
Deferred debt financing costs, SBA debentures payable	(4,675,691)	(4,923,488)
8.75% Notes Payable 2024	20,000,000	-
Discount on 8.75% notes payable 2024	(613,891)	-
Deferred debt financing costs, 8.75% notes payable 2024	(26,441)	-
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(280,244)	(304,946)
Deferred debt financing costs, 7.00% notes payable 2025	(36,119)	(40,118)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(115,704)	(129,528)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	775,264	830,824
Deferred debt financing costs, 4.375% notes payable 2026	(2,340,565)	(2,552,924)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(378,163)	(408,932)
Deferred debt financing costs, 4.35% notes payable 2027	(1,291,709)	(1,378,515)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(326,976)	(344,949)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(149,633)	(159,334)
Deferred debt financing costs, 6.00% notes payable 2027	(2,750,119)	(2,926,637)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(1,534,920)	(1,622,376)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,869,394)	(1,944,536)
8.50% Notes Payable 2028	57,500,000	-
Deferred debt financing costs, 8.50% notes payable 2028	(1,942,032)	-
Base management and incentive fees payable	9,624,844	12,114,878
Deferred tax liability	2,802,635	2,816,572
Accounts payable and accrued expenses	1,898,623	1,464,343
Interest and debt fees payable	4,485,867	3,652,936
Directors fees payable	-	14,932
Due to manager	359,073	10,935
Total liabilities	808,761,802	731,200,132

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 11,847,742 and 11,890,500 common shares issued and outstanding, respectively	11,848	11,891
Capital in excess of par value	320,793,316	321,893,806
Total distributable earnings	16,645,684	25,052,345
Total net assets	337,450,848	346,958,042
Total liabilities and net assets	$1,146,212,650	$1,078,158,174
NET ASSET VALUE PER SHARE	$28.48	$29.18

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2023	May 31, 2022
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$26,310,793	$13,851,146
Affiliate investments	727,086	1,050,148
Control investments	2,045,860	1,546,130
Payment-in-kind interest income:
Non-control/Non-affiliate investments	124,895	85,681
Affiliate investments	207,589	-
Control investments	141,563	73,221
Total interest from investments	29,557,786	16,606,326
Interest from cash and cash equivalents	804,289	717
Management fee income	816,788	815,964
Dividend Income	1,840,930	300,129
Structuring and advisory fee income	1,429,222	851,728
Other income	183,028	104,268
Total investment income	34,632,043	18,679,132

OPERATING EXPENSES
Interest and debt financing expenses	11,692,822	6,871,513
Base management fees	4,564,189	3,802,063
Incentive management fees expense (benefit)	103,348	(1,903,985)
Professional fees	486,050	417,325
Administrator expenses	818,750	750,000
Insurance	81,901	87,310
Directors fees and expenses	89,068	110,000
General and administrative	830,728	667,416
Income tax expense (benefit)	6,237	(98,732)
Total operating expenses	18,673,093	10,702,910
NET INVESTMENT INCOME	15,958,950	7,976,222

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	90,691	162,509
Net realized gain (loss) from investments	90,691	162,509
Income tax (provision) benefit from realized gain on investments	-	69,250
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(1,728,134)	(634,289)
Affiliate investments	(245,284)	567,606
Control investments	(14,348,889)	(9,266,766)
Net change in unrealized appreciation (depreciation) on investments	(16,322,307)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	59,407	(361,951)
Net realized and unrealized gain (loss) on investments	(16,172,209)	(9,463,641)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(213,259)	$(1,487,419)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.02)	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,862,163	12,112,372

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2023	May 31, 2022
DECREASE FROM OPERATIONS:
Net investment income	$15,958,950	$7,976,222
Net realized gain from investments	90,691	162,509
Income tax (provision) benefit from realized gain on investments	-	69,250
Net change in unrealized appreciation (depreciation) on investments	(16,322,307)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	59,407	(361,951)
Net decrease in net assets resulting from operations	(213,259)	(1,487,419)

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(8,193,402)	(6,428,817)
Net decrease in net assets from shareholder distributions	(8,193,402)	(6,428,817)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	1,058,844	1,108,680
Repurchases of common stock	(2,157,605)	(3,734,316)
Repurchase fees	(1,772)	(2,840)
Net decrease in net assets from capital share transactions	(1,100,533)	(2,628,476)
Total decrease in net assets	(9,507,194)	(10,544,712)
Net assets at beginning of period	346,958,042	355,780,523
Net assets at end of period	$337,450,848	$345,235,811

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2023	May 31, 2022
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(213,259)	$(1,487,419)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	1,473,779	1,322,915
Net accretion of discount on investments	(461,543)	(350,408)
Amortization of deferred debt financing costs	1,220,162	798,768
Income tax expense (benefit)	6,237	(37,823)
Net realized (gain) loss from investments	(90,691)	(162,509)
Net change in unrealized (appreciation) depreciation on investments	16,322,307	9,333,449
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(59,407)	361,951
Proceeds from sales and repayments of investments	11,067,194	10,088,607
Purchases of investments	(139,818,921)	(97,197,844)
(Increase) decrease in operating assets:
Interest receivable	328,202	(232,195)
Due from affiliate	-	(14,669)
Management fee receivable	1,783	(228)
Other assets	(136,569)	34,771
Current income tax receivable	336,875	-
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(2,490,034)	(4,309,544)
Accounts payable and accrued expenses	434,280	221,783
Current tax payable	-	(129,840)
Interest and debt fees payable	832,931	2,327,626
Directors fees payable	(14,932)	38,566
Excise tax payable	-	(630,183)
Due to manager	348,138	(186,057)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(110,913,468)	(80,210,283)

Financing activities
Borrowings on debt	32,500,000	44,500,000
Paydowns on debt	(30,000,000)	-
Issuance of notes	77,500,000	97,500,000
Payments of deferred debt financing costs	(2,715,705)	(4,112,912)
Proceeds from issuance of common stock	-	-
Payments of cash dividends	(7,134,558)	(5,320,137)
Repurchases of common stock	(2,157,605)	(3,734,316)
Repurchases fees	(1,772)	(2,840)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	67,990,360	128,829,795
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(42,923,108)	48,619,512
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	96,076,273	52,870,342
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD SEE NOTE 2	$53,153,165	$101,489,854

Supplemental information:
Interest paid during the period	$9,639,729	$3,589,281
Cash paid for taxes	300	374
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(1,473,779)	(1,322,915)
Net accretion of discount on investments	461,543	350,408
Amortization of deferred debt financing costs	1,220,162	798,768
Stock dividend distribution	1,058,844	1,108,680

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2023

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 278.9% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.79% Cash, 7/18/2027	7/18/2022	$7,960,000	$7,892,121	$7,906,668	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,683,000	0.8%
		Total Alternative Investment Management Software			9,892,121	10,589,668	3.1%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.54% Cash, 5/10/2028	5/10/2023	$17,500,000	17,186,658	17,185,000	5.1%
Golden TopCo LP	Association Management Software	Class A-2 Common Units	5/10/2023	1,000,000	1,000,000	1,000,000	0.3%
		Total Association Management Software			18,186,658	18,185,000	5.4%
BQE Software, Inc.	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 12.04% Cash, 4/13/2028	4/13/2023	$24,500,000	24,255,000	24,255,000	7.2%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 12.04% Cash, 4/13/2028	4/13/2023	$-	-	-	0.0%
		Total Architecture & Engineering Software			24,255,000	24,255,000	7.2%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.92% Cash, 5/20/2026	5/20/2021	$57,500,000	57,092,886	57,500,000	17.0%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,381,624	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,576,400	0.5%
		Total Consumer Services			60,092,886	63,458,024	18.8%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,015,221	1.2%
		Total Corporate Education Software			475,698	4,015,221	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,465,500	0.7%
		Total Cyber Security			1,906,275	2,465,500	0.7%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 13.52% Cash, 11/25/2025	11/25/2020	$6,555,000	6,520,210	6,514,359	1.9%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 13.52% Cash, 11/25/2025	11/25/2020	$4,650,000	4,631,286	4,621,170	1.4%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.20%), 15.64% Cash, 4/29/2026	2/8/2023	$1,814,352	1,727,539	1,798,567	0.5%
Gen4 Dental Partners Holdings, LLC (i)(h)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,027,519	0.3%
		Total Dental Practice Management			13,906,554	13,961,615	4.1%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+5.75%), 11.02% Cash, 3/16/2027	3/16/2022	$24,541,667	24,375,721	24,171,088	7.2%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 11.02% Cash, 3/16/2027	3/16/2022	$-	-	(62,917)	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 11.02% Cash, 3/16/2027	3/16/2022	$-	-	(15,729)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,143,414	0.3%
		Total Direct Selling Software			25,417,388	25,235,856	7.5%
C2 Educational Systems, Inc. (d)(j)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.79% Cash, 5/31/2025	5/31/2017	$21,500,000	21,469,290	21,497,850	6.4%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	616,457	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 12.52% Cash, 5/11/2026	5/11/2021	$16,000,000	15,912,289	14,555,000	4.3%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 12.52% Cash, 5/11/2026	5/11/2021	$500,000	497,061	457,500	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	86,103	0.0%
		Total Education Services			38,628,544	37,212,910	11.0%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	8,769,222	2.6%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.99% Cash, 1/17/2025	1/17/2020	$8,026,477	7,980,635	8,008,016	2.4%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.99% Cash, 1/17/2025	1/18/2022	$2,505,603	2,505,603	2,499,840	0.7%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	250,621	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	221,750	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.29% Cash, 8/5/2027	8/5/2022	$27,000,000	26,767,058	26,427,600	7.8%
		Total Education Software			41,626,774	46,177,049	13.7%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	298,279	0.1%
		Total Facilities Maintenance			488,148	298,279	0.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.29% Cash, 7/31/2024	9/6/2019	$6,000,000	5,978,353	5,953,800	1.8%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.29% Cash, 7/31/2024	9/6/2019	$3,977,790	3,956,315	3,947,161	1.2%
		Total Field Service Management			9,934,668	9,900,961	3.0%
B. Riley Financial, Inc. (a)	Financial Services	Senior Unsecured Loan 6.75% Cash, 5/31/2024	10/18/2022	$165,301	165,301	165,301	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 12.52% Cash, 12/30/2026	12/30/2021	$22,713,926	22,610,530	22,348,232	6.6%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 12.52% Cash, 12/30/2026	12/30/2021	$3,286,074	3,258,507	3,233,167	1.0%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	515,469	0.2%
		Total Financial Services			26,284,338	26,262,169	7.8%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 13.02% Cash, 12/15/2026	12/15/2021	$6,000,000	5,955,857	5,914,200	1.8%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 13.02% Cash, 12/15/2026	12/15/2021	$3,300,000	3,269,995	3,207,050	1.0%
		Total Financial Services Software			9,225,852	9,121,250	2.8%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.29% Cash, 3/31/2028	3/31/2023	$30,000,000	29,706,945	29,700,000	8.8%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.29% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Preferred Units	3/31/2023	20,000	2,000,000	2,000,000	0.6%
		Total Health/Fitness Franchisor			31,706,945	31,700,000	9.4%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	400,000	1,068,787	0.3%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 11.77% Cash, 1/31/2025	1/31/2017	$25,000,000	24,943,998	25,000,000	7.4%
		Total Healthcare Services			25,343,998	26,068,787	7.7%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.42% Cash, 1/31/2027	4/15/2019	$55,344,885	54,988,475	55,306,144	16.4%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.42% Cash, 1/31/2027	4/15/2019	$13,860,350	13,798,493	13,850,648	4.1%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,720,933	1.4%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.79% Cash, 5/12/2026	11/12/2020	$35,125,000	34,928,945	35,114,463	10.4%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.79% Cash, 5/12/2026	11/12/2020	$9,300,000	9,226,665	9,297,210	2.8%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	814,625	0.2%
		Total Healthcare Software			116,330,490	119,104,023	35.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+7.50%), 13.02%, 12/22/2025	12/22/2020	$3,136,517	3,119,385	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 13.02%, 12/22/2025	12/22/2020	$2,000,000	1,985,626	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	309,559	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 16.44% Cash/3.00% PIK, 12/31/2024	11/9/2018	$15,878,989	15,878,989	9,829,094	2.9%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.54% Cash, 11/15/2027	4/27/2020	$23,000,000	22,810,619	22,864,300	6.8%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.54% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,951,445	38,139,470	11.3%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.82%), 13.11% Cash, 11/16/2025	11/16/2020	$42,785,000	42,513,752	42,446,999	12.6%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.82%), 13.11% Cash, 11/16/2025	11/16/2020	$26,143,125	25,816,243	25,936,594	7.7%
		Total HVAC Services and Sales			68,329,995	68,383,593	20.3%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 12.02% Cash, 3/6/2025	3/6/2013	$3,089,986	3,089,986	3,089,987	0.9%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	6,234,823	1.8%
		Total Industrial Products			3,089,986	9,324,810	2.7%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 13.11% Cash, 10/1/2026	10/1/2021	$13,435,568	13,346,649	13,428,850	4.0%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,577,353	1.1%
		Total Insurance Software			15,846,649	17,006,203	5.1%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.79% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	12.7%
		Total IT Services			42,967,165	43,000,000	12.7%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.49% Cash, 8/8/2027	8/8/2022	$12,000,000	11,910,143	12,120,000	3.6%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.49% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,910,143	12,120,000	3.6%
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 12.92% Cash, 1/18/2027	1/18/2022	$21,193,920	21,017,421	20,700,102	6.1%
		Total Legal Software			21,017,421	20,700,102	6.1%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.29% Cash, 12/30/2028	12/10/2021	$19,000,000	18,633,576	18,715,000	5.5%
		Total Marketing Orchestration Software			18,633,576	18,715,000	5.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.48%), 13.78% Cash, 8/5/2027	8/5/2022	$6,500,000	6,430,015	6,440,200	1.9%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.48%), 13.78% Cash, 8/5/2027	8/5/2022	$13,036,750	12,880,708	12,916,812	3.8%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	4,047,510	1.2%
		Total Mental Healthcare Services			23,480,322	23,404,522	6.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 10.69% Cash, 8/26/2026	8/26/2021	$15,000,000	14,896,420	14,802,000	4.4%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.44% Cash, 8/26/2026	8/26/2021	$5,000,000	4,955,341	4,934,000	1.5%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,296,744	1.0%
		Total Mentoring Software			22,851,761	23,032,744	6.9%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 14.55% Cash/1.00% PIK, 6/30/2024	5/29/2018	$14,158,121	14,124,131	14,108,567	4.2%
		Total Non-profit Services			14,124,131	14,108,567	4.2%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.79% Cash, 12/31/2025	12/28/2012	$6,000,000	5,982,861	5,970,600	1.8%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	624,828	0.2%
		Total Office Supplies			6,382,861	6,595,428	2.0%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.39% Cash, 7/9/2025	7/9/2020	$14,000,000	13,931,784	13,778,800	4.1%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.39% Cash, 7/9/2025	2/12/2021	$38,500,000	38,281,023	37,891,700	11.2%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,422,696	0.4%
		Total Real Estate Services			53,585,364	53,093,196	15.7%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD BSBY+7.25%), 12.36% Cash, 6/27/2027	6/27/2022	$9,600,000	9,510,918	9,553,920	2.8%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,125,160	1,125,160	1,128,926	0.3%
		Total Research Software			10,636,078	10,682,846	3.1%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.17% Cash, 11/19/2026	11/19/2021	$12,000,000	11,914,575	11,898,000	3.5%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.17% Cash, 11/19/2026	11/19/2021	$9,000,000	8,932,246	8,923,500	2.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,181,928	0.4%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 3/1/2024	3/1/2018	$3,217,657	3,217,657	2,959,889	0.9%
		Total Restaurant			25,064,478	24,963,317	7.4%
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (1M USD TERM SOFR+8.75%), 14.02% Cash, 9/20/2026	3/28/2023	$10,000,000	9,903,578	9,900,000	2.9%
		Total Roofing Contractor Software			9,903,578	9,900,000	2.9%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 11.77% Cash, 6/30/2026	6/30/2021	$33,405,000	33,180,924	23,416,905	6.9%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 11.77% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 11.77% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series A)	6/30/2021	1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series B)	6/30/2021	197,035	197,035	-	0.0%
		Total Specialty Food Retailer			34,377,959	23,416,905	6.9%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.79% Cash, 2/21/2025	2/21/2020	$26,000,000	25,915,459	25,807,600	7.6%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.79% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	992,600	0.3%
		Total Sports Management			26,915,459	26,800,200	7.9%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,123,136	0.6%
		Total Staffing Services			100,000	2,123,136	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 14.02% Cash, 5/2/2027	5/2/2022	$6,000,000	5,949,642	6,048,600	1.8%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 14.02% Cash, 5/2/2027	5/2/2022	$1,000,000	990,270	1,008,100	0.3%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.29% Cash, 8/5/2028	8/5/2022	$20,000,000	19,872,841	19,948,000	6.1%
		Total Talent Acquisition Software			26,812,753	27,004,700	8.2%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 11.04% Cash, 5/12/2028	5/12/2023	$500,000	495,055	495,000	0.1%
		Total Veterinary Services			495,055	495,000	0.1%
Sub Total Non-control/Non-affiliate investments					934,686,593	941,021,051	278.9%
Affiliate investments - 12.7% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD LIBOR+9.00%), 14.52% Cash, 8/18/2027	8/18/2022	$7,000,000	6,939,743	6,992,300	2.1%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,482,861	5,438,840	5,356,206	1.6%
ETU Holdings, Inc. (f), (h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	2,904,070	0.9%
		Total Corporate Education Software			15,378,583	15,252,576	4.6%
Modis Dental Partners OpCo, LLC (f)	Dental Practice Management	First Lien Term Loan (1M USD LIBOR+9.50%), 14.67% Cash, 4/18/2028	4/18/2023	$7,000,000	6,896,854	6,895,000	2.0%
Modis Dental Partners OpCo, LLC (f), (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD LIBOR+9.50%), 14.67% Cash, 4/18/2028	4/18/2023	$-	-	-	0.0%
Modis Dental Partners OpCo, LLC (f)	Dental Practice Management	Class A Preferred Units	4/18/2023	1,950,000	1,950,000	1,950,000	0.6%
		Total Dental Practice Management			8,846,854	8,845,000	2.6%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.44% Cash, 6/30/2026	6/30/2021	$5,500,000	5,461,912	5,513,750	1.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.44% Cash, 6/30/2026	6/30/2021	$1,100,000	1,091,249	1,102,750	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.44% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,575,000	0.8%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	3,829,000	1.1%
		Total Employee Collaboration Software			10,553,161	13,020,500	3.8%
Alpha Aesthetics Partners OpCo, LLC (d) (f)	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+10.00%), 15.17% Cash, 3/20/2028	3/20/2023	$3,900,000	3,842,711	3,841,500	1.2%
Alpha Aesthetics Partners OpCo, LLC (f), (j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+10.00%), 15.17% Cash, 3/20/2028	3/20/2023	$-	-	-	0.0%
Alpha Aesthetics Partners OpCo, LLC (f), (h)	Healthcare Services	Class A Preferred Units	3/20/2023	1,850,000	1,850,000	1,850,000	0.5%
		Total Healthcare Services			5,692,711	5,691,500	1.7%
Sub Total Affiliate investments					40,471,309	42,809,576	12.7%
Control investments - 29.7% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.50%), 14.02% Cash/2.00% PIK 12/31/2025	7/3/2018	$5,567,388	5,551,736	5,364,735	1.6%
Netreo Holdings, LLC (d), (g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.50%), 14.02% Cash/2.00% PIK, 12/31/2025	5/26/2020	$22,224,213	22,137,538	21,415,251	6.3%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	14,214,290	4.2%
		Total IT Services			36,033,774	40,994,276	12.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	27,157,923	13,716,348	4.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 15.52%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,836,222	2.6%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.84%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	11,353,537	3.4%
		Total Structured Finance Securities			47,925,423	33,906,107	10.1%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	2/17/2022	$17,618,954	17,618,954	17,618,954	5.2%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (h)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	7,748,164	2.3%
		Total Investment Fund			35,202,440	25,367,118	7.5%
Sub Total Control investments					119,161,637	100,267,501	29.7%
TOTAL INVESTMENTS - 321.3% (b)					$1,094,319,539	$1,084,098,128	321.3%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 15.8% (b)
U.S. Bank Money Market (l)	53,153,165	$53,153,165	$53,153,165	15.8%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	53,153,165	$53,153,165	$53,153,165	15.8%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of May 31, 2023, non-qualifying assets represent 7.2% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $337,450,848 as of May 31, 2023.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the three months ended May 31, 2023 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$222,826	$-	$-	$(33,070)
ETU Holdings, Inc.	-	-	467,851	-	-	(209,149)
Modis Dental Partners OpCo, LLC	8,845,000	-	124,995	-	-	(1,854)
Alpha Aesthetics Partners OpCo, LLC	5,691,500	-	119,003	-	-	(1,211)
Total	$14,536,500	$-	$934,675	$-	$-	$(245,284)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended May 31, 2023 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$-	$962,758	$-	$-	$(3,319,711)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	816,788	-	(5,674,249)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	405,005	-	-	(958)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	359,610	-	-	4,816
Saratoga Senior Loan Fund I JV, LLC	-	-	460,050	-	-	-
Saratoga Senior Loan Fund I JV, LLC	-	-	-	-	-	(5,358,787)
Total	$-	$-	$2,187,423	$816,788	$-	$(14,348,889)

(h)	Non-income producing at May 31, 2023.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2023. (See Note 9 to the consolidated financial statements).
(k)	As of May 31, 2023, the investment was on non-accrual status. The fair value of these investments was approximately $9.8 million, which represented 0.9% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2023.

BSBY - Bloomberg Short-Term Bank Yield

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD BSBY - The 1 month USD BSBY rate as of May 31, 2023 was 5.11%.

1M USD LIBOR - The 1 month USD LIBOR rate as of May 31, 2023 was 5.19%.

3M USD LIBOR - The 3 month USD LIBOR rate as of May 31, 2023 was 5.52%.

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of May 31, 2023 was 5.17%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of May 31, 2023 was 5.29%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 238.6% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.39% Cash, 7/18/2027	7/18/2022	$7,980,000	$7,907,457	$7,911,372	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,548,000	0.7%
		Total Alternative Investment Management Software			9,907,457	10,459,372	3.0%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.41% Cash, 5/20/2026	5/20/2021	$57,500,000	57,059,057	57,500,000	16.6%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,642,322	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,500,005	0.4%
		Total Consumer Services			60,059,057	63,642,327	18.3%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,809,091	1.1%
		Total Corporate Education Software			475,698	3,809,091	1.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,509,210	0.7%
		Total Cyber Security			1,906,275	2,509,210	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$6,555,000	6,514,437	6,523,536	1.9%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$4,650,000	4,627,032	4,627,680	1.3%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.35%), 15.24% Cash, 4/29/2026	2/8/2023	$-	(94,504)	-	0.0%
Gen4 Dental Partners Holdings, LLC (i)	Dental Practice Management	Series A Preferred Units	2/8/2023	480,769	1,000,000	1,000,000	0.3%
		Total Dental Practice Management			12,046,965	12,151,216	3.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$24,812,500	24,632,494	24,504,825	7.1%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$-	-	(51,667)	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$208,334	208,333	195,417	0.1%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,121,575	0.3%
		Total Direct Selling Software			25,882,494	25,770,150	7.5%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/31/2023	5/31/2017	$18,500,000	18,497,146	18,525,900	5.3%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	629,892	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$16,000,000	15,905,830	14,827,200	4.3%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$500,000	496,809	390,050	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	115,676	0.0%
		Total Education Services			35,649,689	34,488,718	9.9%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	8,941,350	2.6%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/17/2020	$8,006,000	7,952,042	7,982,783	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/18/2022	$1,000,750	1,000,750	997,848	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	218,168	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	217,370	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.89% Cash, 8/5/2027	8/5/2022	$27,000,000	26,751,573	26,597,700	7.7%
		Total Education Software			40,077,843	44,955,219	13.1%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	407,760	0.1%
		Total Facilities Maintenance			488,148	407,760	0.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$6,000,000	5,972,735	5,988,000	1.7%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$3,977,790	3,950,992	3,969,834	1.1%
		Total Field Service Management			9,923,727	9,957,834	2.8%
B. Riley Financial, Inc. (a)	Financial Services	Senior Unsecured Loan 6.75% Cash, 5/31/2024	10/18/2022	$165,301	165,301	160,077	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$22,713,926	22,603,970	22,311,890	6.4%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$3,286,074	3,257,297	3,227,910	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	518,413	0.1%
		Total Financial Services			26,276,568	26,218,290	7.4%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$6,000,000	5,952,354	5,902,200	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$3,300,000	3,269,283	3,194,050	0.9%
		Total Financial Services Software			9,221,637	9,096,250	2.6%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	$400,000	400,000	1,286,156	0.4%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 1/31/2025	1/31/2017	$25,000,000	24,938,666	25,000,000	7.2%
		Total Healthcare Services			25,338,666	26,286,156	7.6%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$55,483,943	55,105,372	55,445,104	16.0%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$13,895,175	13,829,142	13,885,448	4.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,606,741	1.3%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$35,125,000	34,906,981	35,103,925	10.1%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$9,300,000	9,219,412	9,294,420	2.7%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	788,283	0.2%
		Total Healthcare Software			116,448,819	119,123,921	34.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$3,136,517	3,116,896	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$2,000,000	1,984,212	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	281,778	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 13.97% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	9,760,821	2.8%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	4/27/2020	$23,000,000	22,806,316	22,793,000	6.6%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,943,239	37,972,116	11.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$43,000,000	42,694,831	42,570,000	12.3%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$12,000,000	11,894,177	11,880,000	3.4%
		Total HVAC Services and Sales			54,589,008	54,450,000	15.7%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 3/6/2025	3/6/2013	$3,089,986	3,089,986	3,089,986	0.9%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	6,517,923	1.9%
		Total Industrial Products			3,089,986	9,607,909	2.8%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 12.58% Cash, 10/1/2026	10/1/2021	$13,469,318	13,376,121	13,449,114	3.9%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,311,442	1.0%
		Total Insurance Software			15,876,121	16,760,556	4.9%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/17/2026	3/20/2020	$43,000,000	42,953,087	43,000,000	12.4%
		Total IT Services			42,953,087	43,000,000	12.4%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$12,000,000	11,906,362	12,090,000	3.5%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,906,362	12,090,000	3.5%
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 12.41% Cash, 1/18/2027	1/18/2022	$21,247,440	21,055,931	20,699,256	6.0%
		Total Legal Software			21,055,931	20,699,256	6.0%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 12/30/2028	12/10/2021	$19,000,000	18,626,777	18,715,000	5.4%
		Total Marketing Orchestration Software			18,626,777	18,715,000	5.4%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$6,500,000	6,427,296	6,461,000	1.9%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$7,726,978	7,634,711	7,680,616	2.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Shares	8/5/2022	2,808,236	3,035,108	2,780,153	0.8%
		Total Mental Healthcare Services			17,097,115	16,921,769	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 10.22% Cash, 8/26/2026	8/26/2021	$15,000,000	14,887,780	14,890,500	4.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+6.00), 10.97% Cash, 8/26/2026	8/26/2021	$3,000,000	2,973,634	2,978,100	0.9%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,490,403	1.0%
		Total Mentoring Software			20,861,414	21,359,003	6.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 14.15% Cash/1.00% PIK, 1/31/2024	5/29/2018	$13,122,781	13,091,197	13,095,223	3.8%
		Total Non-profit Services			13,091,197	13,095,223	3.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.39% Cash, 12/31/2025	12/28/2012	$6,000,000	5,974,379	5,965,800	1.7%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	406,755	0.1%
		Total Office Supplies			6,374,379	6,372,555	1.8%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	7/9/2020	$14,000,000	13,924,435	13,855,800	4.0%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	2/12/2021	$38,500,000	38,257,589	38,103,450	11.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,447,219	0.4%
		Total Real Estate Services			53,554,581	53,406,469	15.4%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,125,160	1,125,160	1,136,503	0.3%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD BSBY+7.25%), 11.83% Cash, 6/27/2027	6/27/2022	$9,600,000	9,503,123	9,540,480	2.7%
		Total Research Software			10,628,283	10,676,983	3.0%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$12,000,000	11,906,864	11,866,800	3.4%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$9,000,000	8,927,326	8,900,100	2.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,177,373	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 3/1/2024	3/1/2018	$3,217,657	3,217,657	2,881,888	0.8%
		Total Restaurant			25,051,847	24,826,161	7.1%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$33,490,000	33,255,863	24,410,861	7.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	-	0.0%
		Total Specialty Food Retailer			34,255,863	24,410,861	7.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$26,000,000	25,894,505	25,721,800	7.4%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	989,300	0.3%
		Total Sports Management			26,894,505	26,711,100	7.7%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,079,325	0.6%
		Total Staffing Services			100,000	2,079,325	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$6,000,000	5,947,780	6,045,000	1.7%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$-	-	-	0.0%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.89% Cash, 8/5/2028	8/5/2022	$20,000,000	19,857,613	19,954,000	5.8%
		Total Talent Acquisition Software			25,805,393	25,999,000	7.5%
Sub Total Non-control/Non-affiliate investments					819,966,208	828,028,800	238.6%
Affiliate investments - 8.1% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD LIBOR+9.00%), 13.97% Cash, 8/18/2027	8/18/2022	$7,000,000	6,935,556	7,006,300	2.0%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,282,563	5,235,433	5,175,327	1.5%
ETU Holdings, Inc. (f), (h)	Corporate Education Software	Series A-1 Preferred Stock	8/18/2022	3,000,000	3,000,000	3,072,504	0.9%
		Total Corporate Education Software			15,170,989	15,254,131	4.4%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$5,500,000	5,460,448	5,513,200	1.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$1,100,000	1,090,883	1,102,640	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,498,000	0.7%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	3,937,900	1.1%
		Total Employee Collaboration Software			10,551,331	13,051,740	3.7%
Sub Total Affiliate investments					25,722,320	28,305,871	8.1%
Control investments - 33.6% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK 12/31/2025	7/3/2018	$5,539,029	5,522,608	5,443,757	1.6%
Netreo Holdings, LLC (d), (g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK, 12/31/2025	5/26/2020	$22,111,008	22,019,877	21,730,699	6.3%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	16,992,742	4.9%
		Total IT Services			35,886,985	44,167,198	12.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	28,943,904	21,176,578	6.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 14.97%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,831,406	2.5%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.44%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	11,354,495	3.3%
		Total Structured Finance Securities			49,711,404	41,362,479	11.9%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$17,618,954	17,618,954	17,618,954	5.1%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (h)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	13,106,951	3.8%
		Total Investment Fund			35,202,440	30,725,905	8.9%
Sub Total Control investments					120,800,829	116,255,582	33.6%
TOTAL INVESTMENTS - 280.3% (b)					$966,489,357	$972,590,253	280.3%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 27.7% (b)
U.S. Bank Money Market (l)	96,076,273	$96,076,273	$96,076,273	27.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	96,076,273	$96,076,273	$96,076,273	27.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2023, non-qualifying assets represent 8.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $346,958,042 as of February 28, 2023.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)

As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Artemis Wax Corp. is no longer an affiliate as of February 28, 2023. Transactions during the year ended February 28, 2023 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp	$27,440,000	$6,162,526	$3,418,378	$-	$-	$(1,460,287)
Axero Holdings, LLC	1,089,000	-	848,422	-	-	1,951,499
ETU Holdings, Inc.	14,880,000	-	923,437	-	-	83,142
Total	$43,409,000	$6,162,526	$5,190,237	$-	$-	$574,354

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2023 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$8,290,000	$-	$2,529,483	$-	$-	$(2,363,302)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	1,228,486	3,269,820	-	(4,149,106)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	11,392,500	-	552,330	-	-	(38,005)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,195,662	-	-	(543,594)
Saratoga Senior Loan Fund I JV, LLC	4,493,954	-	1,483,522	-	-	-
Saratoga Senior Loan Fund I JV, LLC	4,458,486	-	-	-	-	(3,367,599)
Total	$28,634,940	$-	$6,989,483	$3,269,820	$-	$(10,461,606)

(h)	Non-income producing at February 28, 2023.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2023. (See Note 9 to the consolidated financial statements).
(k)	As of February 28, 2023, the investment was on non-accrual status. The fair value of these investments was approximately $9.8 million, which represented 2.8% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2023.

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

May 31, 2023

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, Saratoga Investment Funding, LLC (previously known as GSC Investment Funding LLC), SIF II, SBIC LP, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Therefore, this form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended February 28, 2023. The current period's result of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending February 28, 2024. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC LP, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC LP, SBIC II LP, or SBIC III LP’s status as investment companies during the three months ended May 31, 2023.

Principles of Consolidation

Under the investment company rules and regulations pursuant to ASC 946, the Company is precluded from consolidating any entity other than another investment company or controlled operating company whose business consists of providing services to the Company.  As a result, the consolidated financial statements of the Company include only the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

As of May 31, 2023, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2023	February 28, 2023
Cash and cash equivalents	$21,987,196	$65,746,494
Cash and cash equivalents, reserve accounts	31,165,969	30,329,779
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$53,153,165	$96,076,273

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of the Manager and preliminary valuation conclusions are documented, reviewed and discussed with our senior management; and

●	An independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), the Class F-2-R-3 Notes of the Saratoga CLO, and the Class E Notes of the SLF 2022 every quarter.

In addition, all our investments are subject to the following valuation process:

●	The audit committee of our board of directors reviews and approves each preliminary valuation and our Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	Our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of our Manager, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

The Company’s investments in the subordinated notes of Saratoga CLO, Class F-2-R-3 Notes of the Saratoga CLO and the Class E Notes of SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in the subordinated notes of Saratoga CLO, Class F-2-R-3 Notes of the Saratoga CLO and the Class E Notes of SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2023 our investment in one portfolio company was on non-accrual status with a fair value of approximately $9.8 million, or 0.9% of the fair value of our portfolio. At May 31, 2022, our investment in one portfolio company was on non-accrual status with a fair value of approximately $10.1 million, or 1.1% of the fair value of our portfolio.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2023, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2020, 2021, 2022 and 2023 federal tax years for the Company remain subject to examination by the IRS. At May 31, 2023, and February 28, 2023, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Capital Gains Incentive Fee

The Company records an expense accrual on the consolidated statements of operations relating to the capital gains incentive fee payable to the Manager, as recorded on the consolidated statements of assets and liabilities when the net realized and unrealized gain on its investments exceed all net realized and unrealized capital losses on its investments because a capital gains incentive fee would be owed to the Manager if the Company were to liquidate its investment portfolio at such time.

The actual incentive fee payable to the Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and only reflect those realized capital gains net of realized and unrealized losses for the period.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820) (“ASU 2022-03”), which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. With the adoption of ASU 2022-06, there was no significant impact to the Company’s financial position.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2023 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$917,590	$-	$917,590
Second lien term loans	-	-	15,185	-	15,185
Unsecured term loans	-	-	20,744	-	20,744
Structured finance securities	-	-	33,906	-	33,906
Equity interests	-	-	88,925	7,748	96,673
Total	$-	$-	$1,076,350	$7,748	$1,084,098

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table presents fair value measurements of investments, by major class, as of February 28, 2023 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$798,534	$-	$798,534
Second lien term loans	-	-	14,936	-	14,936
Unsecured term loans	-	-	20,661	-	20,661
Structured finance securities	-	-	41,362	-	41,362
Equity interests	-	-	83,990	13,107	97,097
Total	$-	$-	$959,483	$13,107	$972,590

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2023 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2023	$798,534	$14,936	$20,661	$41,362	$83,990	$959,483
Payment-in-kind and other adjustments to cost	203	200	-	(1,786)	(91)	(1,474)
Net accretion of discount on investments	458	3	-	-	-	461
Net change in unrealized appreciation (depreciation) on investments	(2,198)	46	83	(5,670)	(3,224)	(10,963)
Purchases	131,660	-	-	-	8,159	139,819
Sales and repayments	(11,067)	-	-	-	-	(11,067)
Net realized gain (loss) from investments	-	-	-	-	91	91
Balance as of May 31, 2023	$917,590	$15,185	$20,744	$33,906	$88,925	$1,076,350
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(2,153)	$46	$83	$(5,670)	$(3,224)	$(10,918)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the three months ended May 31, 2023.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2023 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans		Market Comparables	Market Yield (%)	11.2% - 26.2%	13.3%
			Revenue Multiples (x)	4.1x	4.1	x
	$917,590		EBITDA Multiples (x)	8.0x	8.0	x
Second lien term loans	15,185	Market Comparables	Market Yield (%)	15.7% - 53.6%	40.3%
Unsecured term loans		Market Comparables	Market Yield (%)	19.8%	19.8%
		Market Comparables	Market Quote (%)	100.0%	100.0%
	20,744	Collateral Value Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities		Discounted Cash Flow	Discount Rate (%)	12.0% - 22.0%	16.7%
			Recovery Rate (%)	35% - 70%	70.0%
	33,906		Prepayment Rate (%)	20.0%	20.0%
Equity interests		Enterprise Value Waterfall	EBITDA Multiples (x)	5.5x - 28.6x	11.9	x
	88,925		Revenue Multiples (x)	1.3x - 11.2x	6.4	x

Total	$1,076,350

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2023 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average*
First lien term loans	$798,534	Market Comparables	Market Yield (%)	10.5% - 23.1%		12.8%
			Revenue Multiples (x)	4.1	x	4.1	x
			EBITDA Multiples (x)	8.0	x	8.0	x
Second lien term loans	14,936	Market Comparables	Market Yield (%)	15.6% - 61.8%		45.8%
Unsecured term loans	20,661	Market Comparables	Market Yield (%)	10.0% - 28.8%		12.6%
		Market Comparables	Market Quote (%)	100.0%		100.0%
		Collateral Value Coverage	Net Asset Value	100.0%		100.0%
Structured finance securities	41,362	Discounted Cash Flow	Discount Rate (%)	12.0% - 22.0%		17.6%
			Recovery Rate (%)	35.0% - 70.0%		70.0%
			Prepayment Rate (%)	20.0%		20.0%
Equity interests	83,990	Enterprise Value Waterfall	EBITDA Multiples (x)	5.5x - 28.6x		11.0	x
			Revenue Multiples (x)	1.3x - 11.2x		6.4	x
Total	$959,483

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the earnings before interest, tax, depreciation and amortization (“EBITDA”) or revenue valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, and prepayment rate, in isolation, would result in a significantly lower (higher) fair value measurement while a significant increase (decrease) in recovery rate, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a market quote, third party bid or NAV in deriving a value, a significant increase (decrease) in the market quote, bid or NAV in isolation, would result in a significantly higher (lower) fair value measurement.

The composition of our investments as of May 31, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$929,717	85.0%	$917,590	84.7%
Second lien term loans	21,318	1.9	15,185	1.4
Unsecured term loans	21,002	1.9	20,744	1.9
Structured finance securities	47,925	4.4	33,906	3.1
Equity interests	74,358	6.8	96,673	8.9
Total	$1,094,320	100.0%	$1,084,098	100.0%

The composition of our investments as of February 28, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$808,464	83.7%	$798,534	82.1%
Second lien term loans	21,114	2.2	14,936	1.5
Unsecured term loans	21,001	2.2	20,661	2.1
Structured finance securities	49,711	5.1	41,362	4.3
Equity interests	66,199	6.8	97,097	10.0
Total	$966,489	100.0%	$972,590	100.0%

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

Our investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by our Manager and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at May 31, 2023. The inputs at May 31, 2023 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 12.0%-22.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: $97.00 for eighteen months; then L+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of our investment represents greater than 5% of our total assets as of May 31, 2023, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4 and Note 5 for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

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

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO. During the fourth quarter ended February 28, 2021, the CLO 2013-1 Warehouse 2 Ltd. was repaid in full.

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

For the three months ended May 31, 2023 and May 31, 2022, we accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.0 million and $0.6 million, respectively, from the subordinated notes of Saratoga CLO.

As of May 31, 2023, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $13.7 million and $8.8 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2023, Saratoga CLO had investments with a principal balance of $652.8 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of May 31, 2023, the present value of the projected future cash flows of the subordinated notes was approximately $13.7 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date the Company has since received distributions of $79.5 million, management fees of $32.7 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2023 (unaudited) and February 28, 2023 and for the three months ended May 31, 2023 (unaudited) and May 31, 2022 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	May 31, 2023	February 28, 2023

ASSETS
Investments at fair value
Loans at fair value (amortized cost of $640,919,738 and $645,599,001, respectively)	$590,856,540	$605,954,468
Equities at fair value (amortized cost of $440,405 and $0, respectively)	521,832	-
Total investments at fair value (amortized cost of $641,360,143 and $645,599,001, respectively)	591,378,372	605,954,468
Cash and cash equivalents	13,354,715	23,776,950
Receivable from open trades	998,500	1,827,460
Interest receivable (net of reserve of $309,816 and $234,690, respectively)	3,253,262	3,026,720
Due from affiliate (See Note 7)	159,774	119,150
Prepaid expenses and other assets	107,508	152,760
Total assets	$609,252,131	$634,857,508

LIABILITIES
Interest payable	$5,199,562	$4,662,695
Payable from open trades	7,853,385	23,184,337
Accrued base management fee	72,405	72,762
Accrued subordinated management fee	289,621	291,047
Accounts payable and accrued expenses	102,888	82,565
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(238,167)	(244,234)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,474,293)	(2,537,315)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,849,613)	(1,897,076)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(39,133,594)	(40,130,353)
Total liabilities	691,822,194	705,484,428
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(82,570,313)	(70,627,170)
Total net deficit	(82,570,063)	(70,626,920)
Total liabilities and net assets	$609,252,131	$634,857,508

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2023	May 31, 2022
INVESTMENT INCOME
Total interest from investments	$14,977,479	$8,145,447
Interest from cash and cash equivalents	185,044	-
Other income	254,074	103,496
Total investment income	15,416,597	8,248,943
EXPENSES
Interest and debt financing expenses	13,924,131	7,532,364
Base management fee	163,358	163,193
Subordinated management fee	653,430	652,771
Professional fees	39,526	81,164
Trustee expenses	62,494	68,086
Other expense	70,996	38,089
Total expenses	14,913,935	8,535,667
NET INVESTMENT INCOME (LOSS)	502,662	(286,724)

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(2,108,567)	77,657
Net change in unrealized depreciation on investments	(10,337,238)	(24,681,988)
Net realized and unrealized gain (loss) on investments	(12,445,805)	(24,604,331)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(11,943,143)	$(24,891,055)

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2023

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Isagenix International, LLC	Beverage, Food & Tobacco		Common Stock						86,398	$-	$-
URS TOPCO LLC	Transportation: Cargo		Common Stock						25,330	440,405	521,832
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.39%	2/7/2029	$2,492,481	2,391,979	2,353,849
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	10.21%	7/8/2028	2,489,130	2,150,159	2,252,663
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	8.15%	4/30/2025	1,905,276	1,902,725	1,810,812
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.00%	0.75%	9.15%	8/11/2028	691,846	686,717	690,463
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.84%	5/9/2025	2,339,293	2,333,100	2,250,587
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	1M USD SOFR+	3.00%	0.00%	7.99%	5/1/2030	1,678,901	1,666,335	1,656,874
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD SOFR+	3.75%	0.75%	8.91%	10/18/2027	2,947,500	2,868,078	2,779,876
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD LIBOR+	3.50%	0.75%	8.84%	8/11/2028	1,985,000	1,852,744	1,977,139
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	10.27%	8/15/2025	4,760,410	4,681,500	4,718,756
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD LIBOR+	4.75%	0.75%	9.85%	4/6/2028	2,493,671	2,334,109	2,373,351
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,645,239	1,562,962
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.65%	2/4/2028	245,000	244,668	242,447
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.62%	3/12/2026	2,120,808	2,108,871	2,057,184
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.55%	2/10/2027	4,382,963	4,359,520	3,791,263
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	8.63%	11/5/2027	985,000	984,506	958,819
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	9.00%	5/12/2028	1,970,000	1,962,711	1,848,353
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+	5.00%	1.00%	9.99%	4/30/2025	1,126,283	1,125,179	893,514
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	1/29/2028	490,000	488,349	474,609
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	6M USD SOFR+	3.50%	0.50%	8.44%	12/13/2029	497,500	483,398	488,794
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan (01/23)	Loan	1M USD SOFR+	6.00%	1.00%	11.15%	4/5/2028	3,005,329	3,003,897	2,967,763
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.00%	3/3/2028	1,357,439	1,355,133	1,170,112
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	7.40%	2/17/2028	1,955,020	1,936,956	1,913,887
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	8.91%	8/11/2025	955,000	953,443	731,530
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	7.96%	12/7/2023	468,894	468,743	353,175
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.00%	8.65%	7/18/2026	1,974,684	1,949,219	1,917,911
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	11.15%	11/19/2027	2,962,500	2,917,994	2,927,335
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	10.65%	9/1/2027	1,850,000	1,829,440	1,763,291
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	10.65%	9/1/2027	500,000	494,452	476,250
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	9.99%	7/26/2028	498,750	468,510	488,775
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.75%	10/1/2026	1,757,184	1,752,298	1,752,791

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	8.91%	5/14/2027	372,973	370,439	369,866
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.02%	5/15/2026	2,931,472	2,908,077	2,609,010
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.77%	3/6/2028	980,000	972,917	852,600
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.35%	0.00%	8.50%	8/15/2025	977,041	977,041	972,156
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD SOFR+	3.10%	0.50%	8.25%	10/21/2028	1,485,000	1,482,162	1,461,240
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.90%	1/15/2027	2,331,250	2,283,700	2,296,281
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	7.65%	4/1/2028	1,753,715	1,747,630	1,746,700
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.90%	9/23/2028	988,774	985,636	886,604
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.50%	12/6/2027	1,481,061	1,473,587	1,371,832
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	9.40%	11/19/2028	400,000	396,000	397,000
ARCIS GOLF LLC (a)	Services: Consumer	Delayed Draw Term Loan	Loan	1M USD LIBOR+	4.25%	0.50%	0.00%	11/23/2028	-	(1,000)	(750)
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD SOFR+	4.25%	0.00%	9.50%	10/1/2025	1,911,213	1,908,875	1,901,657
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	4.50%	0.00%	9.41%	3/7/2030	750,000	735,000	735,233
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	3M USD LIBOR+	4.00%	0.50%	9.16%	10/7/2028	98,824	98,451	83,349
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD SOFR+	1.75%	0.00%	7.00%	9/7/2027	975,000	972,028	967,415
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.77%	2/12/2027	987,245	984,518	959,484
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.77%	2/12/2027	982,500	982,500	954,872
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.65%	2/12/2027	495,000	494,226	480,977
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	10.66%	9/15/2028	2,962,500	2,939,647	1,860,095
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	8.40%	12/18/2026	2,957,295	2,950,225	2,729,346
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	9.25%	8/19/2028	1,990,000	1,900,358	1,823,895
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.60%	2/15/2029	1,327,200	1,322,486	1,247,568
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	1M USD SOFR+	3.50%	0.50%	3.50%	2/15/2029	-	-	(9,783)
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.75%	0.00%	8.12%	1/31/2026	3,362,103	3,338,427	2,373,645
Avison Young (Canada) Inc	Services: Business	Term Loan (08/22)	Loan	1M USD SOFR+	7.00%	0.00%	12.27%	1/31/2026	746,250	709,938	559,688
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	6.90%	1/15/2025	1,000,000	940,796	995,110
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	7.40%	12/1/2027	488,750	485,497	484,170
Axalta Coating Systems Dutch Holding B B.V.	Chemicals, Plastics, & Rubber	Term Loan B-4 Dollar	Loan	3M USD SOFR+	3.00%	0.50%	7.90%	12/20/2029	937,500	928,917	937,284
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	11.19%	9/20/2027	468,750	457,410	447,656
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.65%	10/10/2026	579,183	576,326	556,635
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.90%	11/19/2026	1,451,250	1,428,310	1,419,047
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.05%	5/29/2029	992,500	988,402	933,774
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.61%	10/14/2027	1,223,213	1,213,297	1,198,748

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	10.42%	2/1/2027	1,925,000	1,751,630	1,513,724
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	9.15%	4/6/2026	244,911	244,911	243,277
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	9.40%	4/6/2026	1,992,367	1,967,661	1,984,895
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.43%	0.50%	7.80%	4/13/2028	1,960,000	1,946,195	1,953,258
Belron Finance US LLC	Automotive	Term Loan (04/23)	Loan	3M USD SOFR+	2.75%	0.50%	7.83%	4/17/2029	250,000	248,774	248,908
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.25%	1/24/2029	1,985,000	1,984,133	1,809,665
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	7.40%	4/23/2026	977,215	973,032	908,810
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	4/23/2026	1,461,413	1,454,733	1,362,767
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	7.66%	3/4/2028	980,000	978,421	954,275
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	5/24/2027	1,451,299	1,445,805	1,406,251
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan 12/22	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	12/12/2029	497,500	485,690	493,396
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.90%	10/2/2025	515,281	515,281	507,505
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	8.65%	3/5/2026	980,000	980,000	949,865
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	8.15%	1/22/2027	2,941,205	2,937,710	2,854,822
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	8/1/2025	1,458,882	1,460,165	1,441,944
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	3.75%	0.00%	8.90%	7/1/2029	497,500	486,338	489,858
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	7.28%	11/1/2026	1,945,213	1,936,694	1,917,143
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	8.65%	3/31/2028	2,456,250	2,438,591	2,351,859
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.75%	3/9/2030	500,000	495,047	492,145
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD LIBOR+	2.50%	0.75%	7.61%	6/5/2028	2,481,013	2,271,238	2,300,023
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	11.91%	7/31/2023	5,265,749	5,248,888	3,429,319
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	8.90%	1/27/2027	1,959,198	1,951,012	1,368,715
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	7.78%	10/21/2027	997,500	990,336	975,475
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	8.36%	1/6/2028	2,962,349	2,813,816	1,821,845
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.50%	7.40%	9/16/2028	246,875	246,457	242,466
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	8.90%	12/17/2027	245,000	243,335	232,598
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.91%	3/5/2028	980,000	976,504	935,900
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	9.21%	3/5/2028	997,500	950,926	952,613
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	0.00%	10.98%	9/25/2025	2,393,750	2,385,103	1,605,321
CDK GLOBAL, INC.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.25%	0.50%	9.15%	7/6/2029	997,500	970,032	981,390
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	9.88%	7/14/2026	2,955,000	2,936,136	2,783,994
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	2.25%	0.50%	7.73%	8/27/2028	875,830	869,235	867,229
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD SOFR+	2.25%	0.00%	7.52%	3/15/2027	3,875,160	3,871,908	2,660,414
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.00%	10.30%	2/11/2028	1,496,250	1,403,536	1,427,991
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.00%	4/3/2025	902,374	880,889	883,875
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	3/17/2028	490,000	489,227	482,650

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.65%	5/17/2028	1,974,924	1,890,618	1,885,223
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	7.77%	2/2/2028	4,900,000	4,898,551	4,829,587
Clarios Global LP	Automotive	Incremental Term Loan (04/23)	Loan	1M USD SOFR+	3.75%	0.00%	8.90%	5/5/2030	1,200,000	1,194,004	1,187,004
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.67%	8/9/2026	3,431,275	3,414,261	3,002,366
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	9.43%	4/13/2029	1,488,750	1,456,321	1,412,824
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	10.66%	2/7/2025	862,500	859,791	831,234
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.92%	5/14/2028	439,667	438,942	438,018
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	9.40%	10/16/2028	2,783,470	2,714,717	2,660,997
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD LIBOR+	3.50%	1.00%	8.66%	12/11/2026	2,910,000	2,815,214	2,886,371
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.77%	10/2/2027	2,714,005	2,528,047	2,327,259
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	7.36%	1/31/2028	4,000,000	3,989,586	3,824,280
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.69%	6/2/2028	2,462,500	2,453,657	2,196,402
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	7.81%	3/2/2027	1,955,000	1,955,000	1,922,410
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+	3.50%	0.00%	8.65%	11/27/2028	1,600,000	1,588,739	1,576,000
CROCS INC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	2/20/2029	1,920,000	1,852,365	1,915,469
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	4.00%	0.75%	9.19%	9/15/2027	491,250	491,009	486,338
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD SOFR+	5.00%	0.75%	10.11%	4/27/2027	3,404,110	3,380,055	3,375,379
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.61%	4/15/2027	483,750	483,750	406,611
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.56%	4/15/2027	2,394,032	2,384,472	2,110,339
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6M USD SOFR+	5.00%	0.50%	10.34%	2/15/2029	2,227,500	2,178,143	2,149,538
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	11.31%	11/2/2027	1,950,227	1,910,738	1,711,325
CAPSTONE BORROWER INC	Services: Business	Cvent 5/23 TLB	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	6/17/2030	1,000,000	985,000	967,500
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD SOFR+	4.00%	0.75%	9.27%	3/5/2028	1,282,500	1,278,086	1,250,438
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (04/22)	Loan	1M USD SOFR+	5.00%	0.50%	10.31%	6/29/2029	992,500	947,618	991,885
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	4.00%	0.00%	9.26%	10/16/2026	1,465,995	1,465,995	1,430,357
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	11/16/2029	5,386,500	5,275,790	5,250,168
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.15%	1/15/2030	1,000,000	990,725	999,000
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	8.91%	10/4/2028	990,000	986,887	934,204
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	9.90%	3/31/2028	497,500	479,088	486,620
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	6M USD SOFR+	8.00%	1.00%	13.06%	5/25/2026	342,343	334,579	257,329
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	1M USD SOFR+	5.35%	0.00%	10.50%	8/24/2026	3,374,880	3,041,095	133,578
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	10.15%	8/2/2027	3,460,000	3,435,127	3,277,277
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	9.28%	10/4/2029	1,496,250	1,385,148	1,408,585
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.30%	3/25/2028	491,250	487,797	432,300
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	10.61%	11/30/2028	1,293,594	1,257,755	1,261,254
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	9.12%	11/30/2028	1,989,899	1,804,951	1,830,707

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	10.40%	12/15/2028	3,962,481	3,825,639	3,529,105
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.90%	3/1/2028	6,370,000	6,335,329	6,188,837
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	7.90%	8/21/2025	1,612,878	1,610,315	1,563,153
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.00%	8.50%	1/31/2030	2,034,413	2,031,072	1,897,090
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.65%	8/16/2028	987,500	983,879	956,996
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.65%	11/23/2028	1,980,000	1,976,735	1,874,822
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.75%	0.75%	8.90%	4/7/2028	2,182,992	2,177,326	2,091,459
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	3M USD SOFR+	4.25%	0.00%	9.61%	6/26/2025	1,883,409	1,883,409	1,744,036
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.27%	11/1/2028	495,000	493,182	483,709
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	11.65%	12/14/2025	2,175,269	2,125,913	2,052,910
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD SOFR+	3.00%	0.50%	7.79%	3/30/2029	613,370	610,139	600,845
Emerson Climate Technologies Inc	Services: Business	Term Loan B (04/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.03%	5/4/2030	626,147	619,885	618,514
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	14.25%	3/27/2028	2,335,285	2,329,571	1,764,612
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	8.79%	2/10/2028	2,456,250	2,448,041	2,234,426
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	6M USD SOFR+	3.50%	0.50%	8.44%	10/30/2029	997,500	985,601	995,425
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	8.91%	10/10/2025	4,766,742	4,765,301	29,792
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	10.91%	10/6/2029	993,750	919,833	984,637
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	9.54%	12/11/2028	987,500	979,612	985,031
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	8.90%	2/18/2027	1,943,111	1,943,111	1,505,911
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	6M USD LIBOR+	2.50%	0.00%	8.08%	6/27/2025	2,830,950	2,827,872	2,824,580
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	10.25%	3/30/2027	4,900,000	4,845,043	4,708,900
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	7.66%	2/1/2027	5,132,522	5,121,640	4,877,487
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	8.14%	7/21/2028	721,243	717,314	669,054
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	8.14%	7/21/2028	269,608	268,131	250,099
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD SOFR+	3.25%	1.00%	8.45%	4/18/2025	1,330,058	1,327,288	1,268,729
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	7.41%	7/21/2026	1,970,000	1,967,537	1,960,367
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.41%	7/21/2028	746,250	731,094	745,317
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.40%	6/30/2028	1,483,571	1,467,480	1,446,481
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD SOFR+	4.75%	0.75%	9.97%	3/10/2026	799,104	794,431	749,160
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	10.09%	3/10/2026	3,000,000	2,863,177	2,801,250
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	8/1/2025	4,297,478	4,285,561	4,254,503
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	3M USD LIBOR+	2.25%	0.00%	7.41%	1/29/2027	1,945,000	1,943,129	1,897,989
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.66%	4/30/2028	1,477,500	1,472,325	1,381,463
Gates Global LLC	Automotive	Term Loan (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.65%	11/15/2029	248,750	241,726	247,539
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	1M USD SOFR+	3.00%	0.50%	8.15%	12/31/2027	2,263,630	2,251,094	2,251,904

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD SOFR+	2.00%	0.00%	7.00%	12/30/2026	1,455,000	1,451,280	1,447,725
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.75%	8/27/2025	3,062,839	2,759,432	2,893,097
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	9.50%	11/29/2025	4,884,879	4,752,840	4,330,738
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	7.15%	8/10/2027	954,774	954,774	950,601
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	10.40%	12/1/2027	1,915,517	1,900,897	1,838,897
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.00%	0.75%	8.27%	8/7/2027	948,542	944,160	923,510
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD LIBOR+	3.75%	0.75%	8.90%	3/6/2028	977,613	974,174	947,795
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.00%	8.73%	4/12/2024	2,825,440	2,819,803	2,816,031
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.30%	1/24/2029	153,750	153,502	152,437
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	7.65%	2/24/2028	2,829,586	2,827,907	2,809,779
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD LIBOR+	4.75%	0.75%	9.91%	5/27/2028	1,989,873	1,633,954	1,782,190
GYP HOLDINGS III CORP.	Construction & Building	2023 Refinancing Term Loans	Loan	1M USD SOFR+	3.00%	0.00%	8.15%	4/25/2030	250,000	248,751	249,063
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	10/19/2027	3,429,648	3,413,091	3,287,901
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	8.90%	6/3/2024	208,209	208,209	205,440
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	7/14/2028	3,470,359	3,465,657	3,414,833
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	7/14/2028	66,498	66,498	53,012
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	7.65%	8/18/2025	3,500,000	3,494,979	3,349,990
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.91%	11/17/2028	2,311,709	2,304,423	1,995,768
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	8.44%	11/12/2027	2,146,700	2,139,286	2,099,215
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	8.27%	3/17/2028	5,880,000	5,838,530	5,541,900
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	1M USD SOFR+	3.75%	0.75%	8.88%	3/2/2028	4,798,869	4,791,394	4,595,925
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.53%	11/1/2028	1,975,000	1,967,711	1,930,563
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+	4.25%	0.50%	9.40%	11/1/2028	500,000	487,500	490,625
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.90%	3/6/2028	2,210,094	2,209,548	1,898,846
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	9.00%	3/13/2030	500,000	495,038	496,875
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.50%	0.00%	8.75%	2/9/2030	1,000,000	990,100	990,630
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.02%	1/29/2026	1,974,924	1,928,587	1,954,346
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.94%	10/27/2028	495,000	494,703	490,773
Ingram Micro Inc.	Wholesale	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	8.66%	6/30/2028	1,473,750	1,462,645	1,414,800
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	9.15%	5/1/2024	3,341,808	3,323,531	3,257,428
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	8.40%	2/4/2027	485,000	483,785	474,543
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	10.48%	4/7/2028	3,942,576	3,927,059	463,253
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B (1/22)	Loan	1M USD SOFR+	3.00%	0.75%	8.25%	12/15/2027	498,740	494,029	483,220
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	4.50%	0.00%	9.59%	4/13/2028	1,182,282	721,726	1,004,939
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.00%	7.90%	1/31/2028	3,910,000	3,907,823	3,850,138

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	9.41%	3/1/2028	982,500	978,960	825,300
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.77%	11/15/2025	3,816,695	3,799,232	1,822,472
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	10.10%	2/12/2026	1,470,000	1,466,436	1,337,700
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD SOFR+	3.25%	0.75%	8.41%	3/13/2028	489,971	488,917	471,597
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	9.16%	4/9/2030	1,000,000	970,268	992,500
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.63%	9/1/2027	490,047	482,060	458,194
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	1,056,778	459,661	686,906
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	6.15%	6/30/2025	347,730	347,730	232,284
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	10.00%	2/16/2029	994,975	818,956	766,131
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	3.50%	1.00%	8.77%	2/28/2025	2,616,496	2,603,772	2,330,329
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	6M USD SOFR+	4.75%	0.00%	9.71%	3/17/2028	982,500	979,970	957,938
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	9.90%	8/31/2027	3,910,000	3,860,601	2,364,651
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	5.50%	0.50%	13.75%	11/3/2027	3,089,630	3,075,114	290,950
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+	1.75%	0.00%	6.84%	11/11/2026	1,204,743	1,203,544	1,187,672
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.77%	10/16/2028	247,500	246,627	239,147
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	9.50%	10/14/2028	500,000	487,004	489,585
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan	Loan	1M USD SOFR+	4.50%	0.00%	9.50%	4/25/2030	1,000,000	985,000	982,500
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	12.15%	3/29/2029	2,812,500	2,730,109	2,759,063
MAGNITE, INC.	Services: Business	Term Loan	Loan	6M USD LIBOR+	5.00%	0.75%	10.24%	4/28/2028	2,957,424	2,895,802	2,903,215
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	6.90%	8/29/2025	1,317,074	1,317,074	1,300,202
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	6.71%	2/15/2027	250,000	249,705	246,563
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (02/23)	Loan	1M USD SOFR+	5.00%	0.00%	10.25%	2/27/2028	3,450,000	3,351,865	3,286,125
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD LIBOR+	4.75%	0.50%	9.90%	7/28/2028	1,970,000	1,953,850	1,845,240
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD LIBOR+	4.00%	0.50%	9.15%	12/18/2028	495,000	492,319	413,637
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	4.50%	0.75%	9.54%	12/22/2027	1,981,272	1,959,063	1,911,927
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD SOFR+	2.50%	0.00%	7.66%	3/1/2026	2,970,367	2,961,160	2,959,852
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	9.41%	4/8/2028	2,461,187	2,446,742	2,158,166
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.65%	3/28/2028	500,000	480,430	489,690
Moneygram International, Inc.	Services: Business	MoneyGram Payment 5/23 TL	Loan	1M USD SOFR+	5.50%	0.50%	10.55%	5/31/2030	2,000,000	1,660,000	1,660,000
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD LIBOR+	4.25%	0.50%	9.73%	9/1/2028	2,984,848	2,728,880	2,501,064
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	8.05%	11/23/2028	2,962,500	2,957,096	2,901,650
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	10.49%	2/22/2029	2,992,443	2,417,282	2,179,995
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.69%	11/14/2025	3,364,175	3,348,633	3,305,301
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	3/2/2028	2,729,081	2,721,430	2,027,025
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.75%	3/2/2028	87,464	87,163	64,964
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	1M USD LIBOR+	6.00%	0.75%	11.11%	7/13/2027	3,581,045	3,580,533	3,473,614

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.65%	9/18/2026	657,625	653,083	649,760
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD LIBOR+	7.50%	1.00%	12.33%	8/9/2024	2,909,971	2,834,608	2,517,125
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	7.25%	9/12/2029	1,333,648	1,328,212	1,310,723
Novae LLC	Automotive	Term Loan B	Loan	6M USD SOFR+	5.00%	0.75%	10.34%	12/22/2028	1,980,000	1,967,827	1,679,693
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.77%	9/29/2025	2,210,625	2,208,388	2,202,335
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.74%	2/23/2029	2,486,222	2,384,953	2,221,016
Open Text Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	1/31/2030	1,496,250	1,452,211	1,492,509
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	8.00%	6/2/2028	2,118,750	2,111,232	2,107,097
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	4.00%	0.50%	9.16%	5/2/2030	500,000	490,039	491,250
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	8.19%	6/18/2025	1,461,187	1,457,828	1,445,962
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.52%	9/20/2028	985,000	981,418	962,611
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	9.97%	7/6/2028	941,176	934,000	855,294
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	1M USD LIBOR+	4.25%	0.50%	9.40%	1/7/2028	491,250	488,829	466,894
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	3M USD SOFR+	4.25%	0.50%	9.61%	2/27/2030	1,500,000	1,477,916	1,459,215
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.79%	8/1/2029	1,990,000	1,658,903	1,592,000
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	8.90%	3/30/2027	485,268	478,405	407,324
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.65%	5/29/2026	809,038	807,206	804,993
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	8.80%	2/28/2029	990,000	988,398	969,378
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.52%	12/29/2028	1,289,605	1,284,558	1,234,255
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	8.52%	12/29/2028	166,606	166,606	158,185
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	8.00%	5/3/2029	992,500	988,325	982,823
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.00%	2/1/2028	5,292,824	5,277,913	5,030,088
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.05%	12/23/2028	2,480,000	2,438,482	2,320,362
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	8.65%	1/21/2028	497,500	486,614	494,236
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.27%	3/17/2028	3,929,899	3,905,884	3,615,507
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.69%	12/1/2028	1,916,176	1,908,914	1,893,029
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.90%	3/13/2028	4,410,000	4,403,277	4,319,330
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.30%	4/21/2029	1,990,000	1,981,777	1,711,898
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.75%	8.19%	12/29/2027	490,000	488,391	479,588
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	9.90%	2/12/2028	5,390,000	5,348,460	4,851,000
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.90%	12/15/2028	2,970,000	2,949,492	2,870,505
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+	3.50%	0.00%	8.65%	1/22/2027	486,250	485,838	480,780
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.75%	7.84%	9/23/2026	3,511,510	3,511,510	3,485,911
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	11.23%	4/27/2027	2,937,943	2,916,925	2,901,219

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	6M USD LIBOR+	3.25%	0.75%	8.52%	12/28/2027	489,994	488,306	458,267
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	1M USD SOFR+	5.25%	0.50%	10.50%	7/20/2029	997,500	933,607	878,428
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	3M USD SOFR+	3.00%	1.00%	8.53%	1/29/2025	475,200	474,751	445,025
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	8.65%	2/12/2027	478,888	477,642	407,654
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.38%	4/13/2030	1,000,000	990,000	986,250
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.45%	2/1/2029	1,985,000	1,968,797	1,676,868
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.75%	7.91%	2/15/2028	2,967,254	2,880,291	1,166,872
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.13%	3/16/2030	2,500,000	2,411,828	2,145,825
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.00%	0.50%	8.15%	4/24/2028	985,000	983,590	945,905
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD LIBOR+	3.25%	0.50%	8.56%	2/17/2028	1,875,243	1,837,657	1,847,114
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.80%	12/20/2024	4,286,824	4,244,733	3,030,270
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.50%	7.36%	2/11/2028	1,470,000	1,468,339	1,459,901
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	9.41%	4/30/2024	3,027,094	3,024,448	2,209,779
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.65%	10/20/2028	3,453,672	3,448,420	3,076,842
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.00%	1/29/2027	1,273,182	1,273,035	1,252,225
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD SOFR+	3.25%	0.00%	8.52%	2/5/2026	2,844,322	2,836,000	2,821,226
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	9.40%	11/28/2025	2,867,848	2,863,705	2,816,055
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD SOFR+	3.50%	1.00%	8.75%	6/2/2025	5,503,217	5,480,688	5,206,043
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	8.97%	2/8/2028	2,950,162	2,907,882	2,636,708
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	8.25%	9/1/2027	1,474,842	1,464,122	1,468,854
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.09%	3/10/2028	2,452,462	2,405,746	2,202,630
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.65%	2/27/2030	500,000	496,335	499,375
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	8.15%	4/25/2025	925,056	913,402	923,566
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.94%	4/20/2028	2,947,500	2,936,027	2,814,863
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.42%	4/4/2029	497,500	496,575	479,520
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	8.90%	2/17/2028	1,000,000	990,500	970,940
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	7.16%	11/2/2028	1,000,000	998,184	990,890
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.91%	8/28/2028	1,970,000	1,962,979	1,881,961
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	3M USD SOFR+	2.00%	0.50%	7.16%	3/18/2028	775,873	774,643	768,114
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	7.77%	1/23/2025	483,750	483,750	478,913
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.50%	4/2/2029	997,487	990,334	990,834
Solis IV B.V.	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.67%	2/26/2029	1,989,975	1,729,773	1,821,822
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	9.76%	1/15/2027	3,215,561	3,178,251	3,124,722
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.38%	8/2/2028	1,975,000	1,967,877	1,941,425
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	9.27%	3/31/2028	1,970,000	1,956,027	1,841,950
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	1M USD LIBOR+	2.00%	0.50%	7.16%	3/3/2028	490,000	489,296	488,878
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	8.99%	3/4/2028	2,940,000	2,927,996	2,348,325

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Spirit Aerosystems Inc.	Aerospace & Defense	Term Loan (11/22)	Loan	3M USD SOFR+	4.50%	0.50%	9.55%	1/14/2027	497,500	484,087	496,878
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	5/12/2028	2,690,909	2,687,985	2,639,620
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	6.90%	4/16/2025	167,061	166,998	165,975
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.90%	4/16/2025	148,146	148,093	147,184
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	6.90%	4/16/2025	456,902	456,620	454,047
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.71%	9/22/2028	627,750	623,026	622,741
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	10.30%	4/16/2026	4,330,081	4,241,982	3,680,569
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.65%	4/17/2028	493,750	493,089	468,569
Summit Materials, LLC	Metals & Mining	Term Loan B (12/22)	Loan	6M USD SOFR+	3.00%	0.00%	8.49%	12/13/2027	249,375	247,134	249,687
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.90%	12/1/2028	987,500	979,662	980,588
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	9.52%	8/2/2028	2,000,000	1,909,130	1,880,000
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	4.00%	0.75%	9.26%	4/24/2028	2,463,734	2,462,906	2,214,281
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+	5.00%	0.50%	9.90%	4/2/2029	995,000	986,321	990,025
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.90%	7/7/2028	987,500	985,732	972,688
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	10.50%	7/15/2025	4,371,891	4,324,578	4,336,391
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	9.02%	9/27/2024	1,895,000	1,894,422	1,806,181
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	8.41%	2/6/2026	960,424	959,854	953,739
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.39%	1/18/2029	247,500	246,002	244,778
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	9.75%	12/19/2025	4,833,272	4,829,687	4,809,106
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	8.25%	2/1/2026	1,517,243	1,499,416	1,512,812
Torrid LLC	Wholesale	Term Loan 5/21	Loan	1M USD SOFR+	5.50%	0.75%	10.77%	6/14/2028	3,432,450	2,955,101	2,989,081
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.65%	4/15/2028	2,325,838	2,171,836	2,168,844
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	3M USD SOFR+	3.50%	0.75%	8.81%	8/18/2027	488,750	484,129	340,698
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	7.52%	12/1/2028	769,758	768,416	763,123
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+	3.25%	0.00%	8.15%	2/21/2027	1,988,386	1,985,682	1,978,445
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	8.66%	3/31/2028	1,473,752	1,468,609	1,394,376
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	7.40%	3/10/2028	346,923	346,442	340,474
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	9.25%	10/29/2027	952,066	947,175	885,183
Uber Technologies, Inc.	Transportation: Consumer	Term Loan 2/23	Loan	3M USD SOFR+	2.75%	0.00%	7.66%	2/27/2030	498,750	497,503	493,638
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	8.90%	8/27/2025	782,230	780,229	781,252
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	9.22%	7/31/2026	496,815	477,782	482,884
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.52%	10/22/2025	1,289,967	1,256,282	1,285,878
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	8.40%	3/15/2026	2,440,439	2,436,083	2,352,314
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.15%	6/25/2029	248,125	241,480	240,061
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.27%	1/20/2028	1,823,802	1,822,695	1,814,427

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	10.05%	1/19/2029	2,336,296	2,271,898	2,122,127
Vericast Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD SOFR+	7.75%	1.00%	13.02%	6/15/2026	1,201,006	1,199,979	1,048,730
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	9.48%	8/20/2025	1,364,459	1,361,447	1,188,103
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	3.75%	0.75%	8.90%	12/6/2028	990,000	986,356	980,724
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.20%	1/12/2029	3,069,879	3,064,185	2,983,554
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.65%	3/2/2029	2,989,975	2,924,674	2,869,628
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	7.36%	9/28/2028	2,845,909	2,838,787	2,781,876
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.90%	12/31/2025	894,474	894,376	886,737
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	7.45%	5/16/2029	496,250	491,914	494,568
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	1M USD SOFR+	3.25%	0.00%	8.52%	3/24/2028	2,120,393	2,118,781	2,115,092
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	11.15%	9/30/2025	470,000	470,000	454,335
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.25%	12/15/2028	500,000	490,617	495,000
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	7.28%	1/20/2028	1,250,000	1,249,879	1,237,675
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan Incremental (11/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.98%	1/19/2028	500,000	491,037	498,595
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.06%	3/2/2028	2,450,000	2,442,192	2,378,680
West Corporation	Telecommunications	Term Loan B-3	Loan	1M USD SOFR+	4.00%	1.00%	9.40%	4/9/2027	1,189,119	1,173,823	1,058,982
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.52%	3/31/2028	2,947,406	2,939,191	2,926,774
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.52%	3/27/2028	1,960,000	1,931,339	1,891,400
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan 5/23	Loan	1M USD SOFR+	2.25%	0.00%	7.40%	5/10/2030	1,000,000	995,000	996,880
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.65%	6/8/2028	2,310,717	2,304,550	2,281,833
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	9.40%	3/9/2027	990,000	969,668	775,635

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.00%	0.50%	8.19%	11/1/2028	878,226	875,022	857,096
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	3M USD LIBOR+	2.00%	0.00%	7.02%	1/25/2027	959,611	959,611	946,416
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+	5.50%	0.00%	10.54%	2/8/2028	1,995,000	1,900,560	1,922,681
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	7.25%	1/29/2029	493,750	492,872	482,141
										$641,360,143	$591,378,372

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	13,354,715	$13,354,715	$13,354,715
Total cash and cash equivalents	13,354,715	$13,354,715	$13,354,715

(a)	All or a portion of this investment has an unfunded commitment as of May 31, 2023.

(b)	As of May 31, 2023, the investment was in default and on non-accrual status.

(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2023.

(d)	Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of May 31, 2023 was 5.19%.

3M USD LIBOR—The 3 month USD LIBOR rate as of May 31, 2023 was 5.52%.

6M USD LIBOR—The 6 month USD LIBOR rate as of May 31, 2023 was 5.65%.

1M SOFR - The 1 month SOFR rate as of May 31, 2023 was 5.17%.

3M SOFR - The 3 month SOFR rate as of May 31, 2023 was 5.29%.

6M SOFR - The 6 month SOFR rate as of May 31, 2023 was 5.32%.

Prime—The Prime Rate as of May 31, 2023 was 8.25%.

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	7.67%	2/7/2029	$1,997,500	$1,924,905	$1,901,380
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	5.25%	0.00%	9.93%	7/8/2028	2,494,565	2,143,085	2,126,617
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	7.63%	4/30/2025	1,910,276	1,907,516	1,825,517
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.63%	8/11/2028	691,846	686,475	689,992
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.36%	5/9/2025	2,349,601	2,341,307	2,268,540
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	7.38%	1/4/2026	214,286	213,103	212,946
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	1/4/2026	1,468,430	1,463,378	1,457,416
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	10/18/2027	2,955,000	2,871,299	2,915,285
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	8.17%	1/18/2027	-	-	-
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD LIBOR+	3.50%	0.75%	8.37%	8/11/2028	1,990,000	1,851,613	1,984,408
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	9.83%	8/15/2025	4,789,642	4,700,517	4,622,004
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD LIBOR+	4.75%	0.75%	9.33%	4/6/2028	2,500,000	2,333,827	2,407,300
AL GCX Holdings (Arclight) T/L B	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.28%	5/17/2029	976,802	971,918	975,581
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,644,633	1,551,378
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	2/4/2028	245,625	245,275	245,050
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.11%	3/12/2026	2,126,218	2,112,914	2,062,432
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.23%	2/10/2027	4,394,261	4,368,566	3,649,434
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	8.09%	11/5/2027	987,500	986,800	974,781
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	8.47%	5/12/2028	1,975,000	1,967,474	1,900,404
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	8.73%	4/3/2024	1,126,283	1,124,635	893,142
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	1/29/2028	491,250	489,554	480,506
American Airlines T/L (2/23)	Transportation: Consumer	Term Loan	Loan	N/A	N/A	N/A	N/A	N/A	-	27	-
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.16%	12/5/2029	500,000	485,367	499,000
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	9.07%	4/6/2024	3,012,861	3,011,462	3,011,596
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.47%	3/3/2028	1,357,439	1,354,762	1,194,967
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	6.88%	2/17/2028	1,960,017	1,940,778	1,926,462
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	8/11/2025	957,500	955,643	791,134
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	7.48%	12/7/2023	470,138	469,901	333,915
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	8.63%	7/18/2026	977,215	971,052	952,785
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	10.63%	11/19/2027	2,970,000	2,922,446	2,866,050

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	10.13%	9/1/2027	1,875,000	1,852,824	1,802,344
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	10.13%	9/1/2027	500,000	494,095	480,415
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	9.66%	7/26/2028	500,000	468,464	497,500
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	10/1/2026	1,757,184	1,751,429	1,754,548
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	8.48%	5/14/2027	440,541	437,327	440,726
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	5/15/2026	2,939,086	2,914,348	2,850,914
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	3/6/2028	982,500	975,109	928,463
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	3M USD SOFR+	3.10%	0.50%	7.70%	10/21/2028	1,488,750	1,485,729	1,472,002
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.35%	0.00%	7.94%	8/15/2025	979,592	979,592	972,245
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	4/1/2028	1,753,715	1,747,448	1,747,139
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	1/15/2027	2,331,250	2,280,733	2,305,023
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	9/23/2028	863,885	860,682	811,836
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	3M USD LIBOR+	1.00%	0.50%	1.00%	9/29/2028	-	(512)	(7,675)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.97%	12/6/2027	1,484,848	1,477,106	1,395,758
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD SOFR+	4.25%	0.00%	8.97%	10/1/2025	1,916,203	1,913,228	1,887,460
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	3M USD LIBOR+	4.00%	0.50%	8.73%	10/7/2028	99,059	98,658	82,491
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	9/7/2027	977,500	974,396	974,010
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	2/12/2027	989,796	986,847	967,773
AssuredPartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	2/12/2027	496,250	495,400	485,084
AssuredPartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	2/12/2027	985,000	985,000	962,838
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	10.23%	9/15/2028	2,970,000	2,946,187	1,767,150
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	3M USD SOFR+	4.00%	0.00%	8.68%	8/19/2028	1,995,000	1,901,937	1,866,741
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	12/18/2026	2,964,858	2,956,667	2,817,683
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.06%	2/15/2029	1,330,543	1,325,206	1,227,426
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	3M USD LIBOR+	3.50%	0.50%	3.50%	2/15/2029	-	-	(12,636)
Avison Young (Canada) Inc	Services: Business	Term Loan (08/22)	Loan	1M USD SOFR+	7.00%	0.00%	11.73%	1/31/2026	748,125	708,918	635,906
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	1M USD SOFR+	5.75%	0.00%	10.48%	1/31/2026	3,370,882	3,344,831	2,646,142

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	6.85%	12/1/2027	490,000	486,530	489,539
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	6.35%	1/15/2025	1,000,000	932,184	998,440
Axalta Coating Systems Dutch Holding B B.V.	Chemicals, Plastics, & Rubber	Term Loan B-4 Dollar	Loan	3M USD SOFR+	3.00%	0.50%	7.51%	12/7/2029	1,000,000	990,447	1,003,570
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	10.75%	9/20/2027	475,000	463,094	457,188
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	10/10/2026	642,295	638,890	613,391
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	11/19/2026	1,455,000	1,430,342	1,440,712
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.73%	5/29/2029	995,000	990,609	940,275
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.10%	10/14/2027	1,226,325	1,215,617	1,205,637
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	9.91%	2/1/2027	1,950,000	1,764,574	1,534,299
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.87%	4/6/2026	994,911	971,026	992,424
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	8.63%	4/6/2026	245,547	245,547	244,995
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	7.38%	4/13/2028	1,965,000	1,950,181	1,960,913
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	7.93%	1/24/2029	1,990,000	1,988,811	1,804,273
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	4/23/2026	1,465,141	1,457,842	1,441,332
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	4/23/2026	979,747	975,006	952,804
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	3/4/2028	982,500	980,692	967,763
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan 12/22	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	12/12/2029	498,750	486,572	496,007
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	6.63%	5/24/2027	1,455,049	1,449,140	1,416,854
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	10/2/2025	516,794	516,794	509,827
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	9.04%	9/5/2025	957,500	955,597	929,378
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	3/5/2026	982,500	982,500	967,556
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	7.63%	1/22/2027	2,948,786	2,944,577	2,906,412
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	8/1/2025	1,462,613	1,464,152	1,456,090
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	3.75%	0.00%	8.37%	6/8/2029	498,750	487,209	498,336
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.82%	11/1/2026	1,950,188	1,941,198	1,946,931
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	3/31/2028	2,462,500	2,443,814	2,437,875
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	9.13%	1/4/2026	675,000	668,575	674,582
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD LIBOR+	2.50%	0.75%	7.09%	6/5/2028	2,487,342	2,268,038	2,208,560

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	11.48%	7/31/2023	5,393,388	5,347,671	3,513,792
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	1/27/2027	1,963,384	1,954,023	1,375,469
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.31%	10/21/2027	1,000,000	992,500	987,080
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	1/6/2028	2,969,887	2,814,181	2,026,948
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.50%	6.88%	9/16/2028	247,500	247,017	244,612
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	8.58%	12/17/2027	245,625	243,880	241,223
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	3/5/2028	1,000,000	951,484	975,000
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.39%	3/5/2028	982,500	978,899	957,938
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	10.13%	9/25/2025	2,400,000	2,390,330	1,605,504
CDK GLOBAL, INC.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	9.08%	7/6/2029	1,000,000	971,508	996,150
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	9.88%	7/14/2026	2,962,500	2,942,124	2,794,171
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	7.45%	8/27/2028	878,330	871,190	870,100
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/15/2027	3,887,492	3,883,600	3,208,269
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.00%	9.81%	2/11/2028	1,500,000	1,403,100	1,455,945
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.39%	4/3/2025	905,031	880,859	898,406
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	6.64%	3/17/2028	491,250	490,382	486,952
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	5/17/2028	1,979,950	1,892,607	1,785,419
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	7.23%	2/2/2028	4,912,500	4,910,914	4,865,684
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	4/30/2026	1,267,812	1,261,524	1,260,091
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.16%	8/9/2026	3,439,962	3,421,651	3,401,262
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	8.89%	4/13/2029	1,492,500	1,458,949	1,469,993
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	10.23%	2/7/2025	875,000	871,486	841,461
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	7.50%	5/14/2028	449,172	448,339	446,926
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	8.88%	10/16/2028	1,787,985	1,755,247	1,742,177

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD SOFR+	3.50%	1.00%	8.14%	12/11/2026	2,917,500	2,816,917	2,863,526
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	8.19%	10/2/2027	2,714,005	2,520,099	2,435,819
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	6.84%	1/31/2028	4,000,000	3,988,733	3,867,160
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.19%	6/2/2028	2,468,750	2,459,383	2,110,164
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	7.32%	3/2/2027	1,960,000	1,960,000	1,934,579
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	7.43%	3/24/2028	3,927,406	3,907,308	3,922,496
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+	3.50%	0.00%	8.06%	11/1/2028	1,600,000	1,588,000	1,595,008
CROCS INC	Consumer goods: Durable	Term Loan	Loan	6M USD SOFR+	3.50%	0.50%	7.73%	2/20/2029	2,512,500	2,421,039	2,504,133
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.69%	9/15/2027	492,500	492,174	489,422
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	9.32%	4/27/2027	3,404,110	3,377,740	3,340,283
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.09%	4/15/2027	485,000	485,000	435,894
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.06%	4/15/2027	2,400,032	2,389,363	2,244,030
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	10.83%	11/2/2027	1,960,000	1,917,602	1,666,000
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	8.64%	3/5/2028	1,473,750	1,468,500	1,468,223
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (04/22)	Loan	1M USD SOFR+	5.00%	0.50%	9.75%	6/29/2029	995,000	948,574	997,736
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	6M USD SOFR+	4.00%	0.00%	8.70%	10/16/2026	1,469,773	1,469,773	1,446,257
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.22%	11/16/2029	5,400,000	5,285,256	5,298,750
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.87%	1/15/2030	1,000,000	990,424	1,001,750
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	8.48%	10/4/2028	992,500	989,236	928,980
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	9.37%	3/31/2028	498,750	479,659	488,152
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	3M USD SOFR+	3.40%	0.00%	8.03%	8/24/2026	3,374,880	3,017,273	382,306
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	6M USD SOFR+	8.00%	1.00%	13.06%	5/25/2026	342,343	333,975	318,951
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	9.63%	8/2/2027	3,550,000	3,523,794	3,448,754
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	8.96%	10/4/2029	1,500,000	1,385,334	1,433,310
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	3/25/2028	492,500	488,806	434,631
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	10.10%	11/30/2028	1,310,136	1,272,492	1,286,121
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.67%	11/30/2028	1,994,949	1,803,027	1,755,556
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	9.88%	12/15/2028	3,972,487	3,830,439	3,552,913
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/1/2028	6,435,000	6,396,896	6,284,164

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	8/21/2025	1,612,878	1,609,665	1,602,798
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.00%	7.97%	1/31/2030	2,034,413	2,031,025	2,021,698
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	8/16/2028	990,000	985,965	969,586
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	11/23/2028	1,985,000	1,981,077	1,916,776
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	8.13%	4/7/2028	2,188,547	2,182,686	2,129,281
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.88%	6/26/2025	1,888,404	1,888,404	1,719,638
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.63%	11/1/2028	496,250	494,396	491,208
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	11.13%	12/14/2025	2,175,269	2,121,627	2,169,831
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD SOFR+	3.00%	0.50%	7.79%	3/30/2029	614,918	611,634	604,735
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	13.75%	3/27/2028	2,335,285	2,328,380	1,839,037
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	8.07%	2/10/2028	2,462,500	2,453,593	2,276,581
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	3M USD SOFR+	3.50%	0.50%	8.18%	10/30/2029	1,000,000	987,635	999,060
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	10/10/2025	4,784,383	4,782,311	1,202,076
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	10.60%	8/3/2029	1,000,000	923,495	986,250
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	9.54%	12/11/2028	990,000	981,797	990,624
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	2/18/2027	1,948,081	1,948,081	1,621,174
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	6/27/2025	2,830,950	2,826,805	2,830,950
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	10.25%	3/30/2027	4,912,500	4,854,265	4,754,367

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	2/1/2027	5,146,145	5,133,892	5,055,007
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	7/21/2028	723,088	718,928	689,255
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	7/21/2028	269,608	268,052	256,993
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD SOFR+	3.25%	1.00%	8.08%	4/18/2025	1,330,058	1,326,810	1,268,211
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	6.98%	7/21/2026	1,975,000	1,972,044	1,971,643
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.09%	7/21/2028	748,125	732,248	747,848
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.87%	6/30/2028	1,487,298	1,470,684	1,477,765
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	9.56%	3/10/2026	799,104	793,938	760,148
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	9.70%	3/10/2026	3,000,000	2,852,614	2,857,500
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.94%	8/1/2025	4,308,730	4,296,025	4,303,344
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	1/29/2027	1,950,000	1,948,124	1,915,524
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	8.08%	4/30/2028	1,481,250	1,475,822	1,460,261
Gates Global LLC	Automotive	Term Loan (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	11/15/2029	249,375	242,119	249,121
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	7.83%	12/31/2027	2,289,884	2,276,592	2,281,297
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	12/30/2026	1,458,750	1,454,820	1,453,892
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	3,072,992	2,734,560	3,053,141
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.08%	11/29/2025	4,897,634	4,753,219	4,342,830
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	6.63%	8/10/2027	1,959,799	1,959,799	1,950,255
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	9.88%	12/1/2027	1,962,500	1,946,411	1,903,625
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	7.63%	8/7/2027	962,517	957,931	956,501
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD LIBOR+	3.75%	0.75%	8.38%	3/6/2028	980,094	976,551	964,471
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.00%	8.20%	4/12/2024	2,844,231	2,836,329	2,789,707
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.20%	1/24/2029	154,375	154,051	152,959
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	2/24/2028	2,836,805	2,834,453	2,808,437
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD LIBOR+	4.75%	0.75%	9.48%	5/27/2028	1,994,937	1,625,873	1,720,633
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	10/19/2027	3,438,442	3,420,645	3,324,355
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	8.38%	6/3/2024	209,702	209,702	208,332
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	7/14/2028	3,479,167	3,473,274	3,441,105
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	7/14/2028	66,667	66,667	57,444
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	8/18/2025	3,510,000	3,504,423	3,452,225

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	11/17/2028	2,317,577	2,309,047	1,888,825
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.94%	11/12/2027	2,152,191	2,144,311	2,117,218
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	7.73%	3/17/2028	5,895,000	5,850,826	5,619,173
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.51%	3/2/2028	4,811,111	4,802,585	4,635,698
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	11/1/2028	1,980,000	1,972,160	1,947,825
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/6/2028	2,215,703	2,215,226	1,888,200
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.75%	0.00%	8.42%	2/9/2030	1,000,000	990,000	991,560
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	1/29/2026	1,979,950	1,929,143	1,967,080
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.44%	10/27/2028	496,250	495,896	494,761
Ingram Micro Inc.	Wholesale	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	8.23%	6/30/2028	1,477,500	1,465,872	1,468,266
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	8.63%	5/1/2024	3,350,673	3,327,770	3,270,055
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	2/4/2027	486,250	484,966	483,007
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	9.95%	4/7/2028	4,027,667	4,010,741	2,154,802
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B3	Loan	1M USD SOFR+	3.00%	0.75%	7.57%	12/14/2027	500,000	495,150	493,125
IRB Holding T/L B (1/22)	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.75%	7.69%	12/15/2027	500,000	495,150	493,125
Isagenix International, LLC (b)	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	7.75%	1.00%	11.35%	6/14/2025	2,330,036	2,311,947	814,068
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	9.83%	5/8/2024	1,553,698	1,553,299	1,464,361
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	1/31/2028	3,920,000	3,917,671	3,897,970
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	3/1/2028	985,000	981,310	731,569
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.33%	11/15/2025	3,884,160	3,863,896	2,469,199
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.75%	0.50%	10.13%	2/12/2026	1,473,750	1,469,605	1,354,936
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	7.98%	3/13/2028	491,242	490,111	472,083
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	9/1/2027	491,288	482,835	482,690
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	990,775	383,373	644,004
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	5.63%	6/30/2025	345,078	345,078	221,426
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.47%	2/16/2029	997,487	815,989	817,940
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	3.50%	1.00%	8.23%	2/28/2025	2,616,496	2,602,628	2,295,975
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	8.92%	3/17/2028	985,000	982,312	940,675
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	9.38%	8/31/2027	3,920,000	3,868,809	2,137,145

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	3.50%	0.50%	11.25%	11/3/2027	3,089,630	3,074,278	926,889
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	6.32%	11/11/2026	1,207,856	1,206,501	1,203,701
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	10/14/2028	500,000	486,534	489,165
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.23%	10/16/2028	248,125	247,170	241,508
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	11.83%	3/29/2029	2,962,500	2,872,908	2,888,438
MAGNITE, INC.	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	9.63%	4/28/2028	2,964,950	2,901,156	2,826,575
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	8/29/2025	1,317,074	1,317,074	1,308,842
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	6.49%	2/15/2027	250,000	249,658	247,500
Maxar Technologies Inc	Aerospace & Defense	Term Loan (6/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	6/14/2029	1,994,987	1,926,722	1,997,641
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (02/23)	Loan	3M USD SOFR+	5.00%	0.00%	8.81%	2/27/2028	3,450,000	3,346,500	3,363,750
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	3M USD LIBOR+	4.75%	0.50%	9.70%	7/28/2028	1,975,000	1,957,770	1,894,025
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD LIBOR+	4.00%	0.50%	8.63%	12/18/2028	496,250	493,413	462,753
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.50%	0.75%	8.30%	12/22/2027	983,769	981,224	964,093
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	3/1/2026	2,980,405	2,970,477	2,968,871
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	4/8/2028	2,467,450	2,452,022	2,254,632
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD LIBOR+	4.25%	0.50%	9.20%	9/1/2028	2,992,424	2,725,679	2,509,148
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	9/30/2024	2,842,097	2,823,791	2,778,150
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.73%	11/23/2028	2,970,000	2,963,897	2,927,678
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.95%	2/22/2029	3,000,000	2,407,500	2,285,640
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.19%	11/14/2025	3,436,481	3,419,311	3,395,690
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+	3.75%	0.75%	8.47%	3/2/2028	2,736,043	2,727,702	2,108,477
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	3/2/2028	87,464	87,137	67,402
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	3M USD LIBOR+	6.00%	0.75%	10.82%	7/13/2027	3,628,164	3,627,422	3,483,037
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	9/18/2026	657,625	652,850	655,745
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.33%	8/9/2024	1,675,340	1,670,519	1,373,779
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	6.72%	9/12/2029	1,398,374	1,392,077	1,382,391
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	9.82%	12/22/2028	1,985,000	1,972,048	1,692,213
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	9/29/2025	2,216,250	2,213,211	2,210,709
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.20%	2/23/2029	2,492,500	2,386,817	2,224,556
Open Text Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.22%	8/24/2029	1,500,000	1,455,000	1,496,955
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	7.75%	6/2/2028	2,327,083	2,318,310	2,297,995
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.69%	6/18/2025	1,464,944	1,460,891	1,457,619

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	9/20/2028	987,500	983,571	981,950
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	9.54%	7/6/2028	941,176	933,570	864,122
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.25%	0.50%	9.08%	1/7/2028	492,500	489,882	461,719
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	1M USD SOFR+	4.25%	0.50%	8.92%	2/13/2030	1,500,000	1,477,500	1,479,375
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.47%	8/1/2029	1,995,000	1,653,635	1,700,738
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/30/2027	486,509	479,333	424,630
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	5/29/2026	809,038	806,994	807,396
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	8.43%	2/28/2029	992,500	990,539	975,131
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	12/29/2028	1,292,862	1,287,663	1,272,396
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	12/29/2028	147,287	147,287	144,174
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.47%	5/3/2029	995,000	990,530	990,851
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.38%	2/1/2028	5,306,577	5,291,284	5,249,372
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	8.72%	12/23/2028	1,985,000	1,967,896	1,900,638
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	8.12%	1/21/2028	498,750	487,274	497,294
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	8.73%	3/17/2028	3,939,924	3,914,651	3,789,734
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	12/1/2028	1,921,176	1,913,386	1,911,974
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	3/13/2028	4,421,250	4,414,119	4,370,804
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.08%	4/21/2029	1,995,000	1,986,056	1,710,912
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.75%	7.75%	12/29/2027	491,250	489,531	487,566
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	9.38%	2/12/2028	5,403,750	5,359,857	5,025,488
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	12/15/2028	2,977,500	2,956,393	2,929,116
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+	3.50%	0.00%	8.28%	1/22/2027	487,500	486,909	485,267
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	7.52%	9/23/2026	3,520,468	3,520,468	3,511,667
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	10.70%	4/27/2027	2,955,000	2,932,371	2,936,531
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	8.00%	12/28/2027	491,245	489,458	450,310
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	6M USD SOFR+	5.25%	0.50%	9.80%	7/20/2029	1,000,000	933,902	924,690
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	7.64%	1/29/2025	476,438	475,777	444,278
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	2/12/2027	480,126	478,777	378,099
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.08%	2/1/2029	1,990,000	1,972,710	1,707,539
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	7.60%	2/15/2028	2,974,823	2,882,889	1,863,310

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.80%	2/7/2030	1,500,000	1,462,500	1,455,000
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.00%	0.50%	7.63%	4/24/2028	987,500	985,860	955,159
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	5/30/2025	2,938,373	2,922,432	2,871,025
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD LIBOR+	3.25%	0.50%	8.13%	2/17/2028	1,976,155	1,934,422	1,927,997
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.31%	12/20/2024	4,298,135	4,249,328	3,200,305
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.25%	0.50%	7.12%	2/11/2028	1,473,750	1,471,623	1,471,908
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	8.98%	4/30/2024	3,038,616	3,035,050	2,385,313
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	10/20/2028	3,462,437	3,456,353	3,320,477
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.47%	1/29/2027	1,276,932	1,276,737	1,273,880
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	2/5/2026	3,124,551	3,114,804	3,114,302
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.88%	11/28/2025	2,875,317	2,870,016	2,818,414
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD LIBOR+	3.50%	1.00%	8.13%	6/2/2025	5,590,662	5,565,048	5,499,813
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	8.55%	2/8/2028	2,957,631	2,912,519	2,516,441
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	7.72%	9/1/2027	1,478,623	1,467,543	1,474,010
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	9.83%	3/10/2028	2,458,719	2,409,819	2,349,625
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.06%	3/24/2030	500,000	496,250	498,750
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	7.63%	4/25/2025	927,537	914,134	927,537
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.44%	4/20/2028	2,955,000	2,942,014	2,895,900
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.10%	4/4/2029	498,750	497,703	489,942
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	2/17/2028	1,000,000	990,000	987,500

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	11/2/2028	1,000,000	998,000	991,250
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	6/16/2028	493,750	491,846	493,750
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.39%	8/28/2028	1,975,000	1,967,031	1,966,982
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD LIBOR+	2.00%	0.50%	6.64%	3/18/2028	777,852	776,450	774,609
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	7.33%	1/23/2025	485,000	485,000	479,243
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	4/2/2029	1,000,000	992,500	995,000
Solis IV B.V.	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.37%	2/26/2029	1,994,987	1,724,963	1,826,132
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	9.33%	1/15/2027	3,223,744	3,183,482	3,209,237
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.82%	8/2/2028	1,980,000	1,972,123	1,964,160
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	8.88%	3/31/2028	1,975,000	1,959,930	1,821,938
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	6.96%	3/3/2028	491,250	490,363	487,158
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	8.77%	3/4/2028	2,947,500	2,935,211	2,475,487
Spirit Aerosystems Inc.	Aerospace & Defense	Term Loan (11/22)	Loan	3M USD SOFR+	4.50%	0.50%	9.18%	1/14/2027	498,750	484,414	498,541
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	5/12/2028	2,709,091	2,705,948	2,682,000
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	167,061	166,987	166,678
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	148,146	148,083	147,807
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	458,152	457,773	457,199
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.50%	6.43%	9/22/2028	630,250	625,240	628,032
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	9.81%	4/16/2026	4,341,357	4,246,081	4,013,802
Storable, Inc	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.08%	4/17/2028	495,000	494,153	482,318
Summit Materials, LLC	Metals & Mining	Term Loan B (12/22)	Loan	3M USD SOFR+	3.00%	0.00%	7.61%	12/13/2027	250,000	247,640	249,583
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	12/1/2028	990,000	981,648	984,515
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD LIBOR+	4.25%	0.75%	8.94%	8/2/2028	2,000,000	1,905,968	1,880,000
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	8.82%	4/24/2028	2,469,987	2,468,993	2,243,984
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	6M USD SOFR+	5.00%	0.50%	8.98%	4/2/2029	997,500	988,507	982,538
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	3M USD LIBOR+	2.75%	0.50%	7.58%	7/7/2028	990,000	988,026	980,922
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	9.97%	7/15/2025	4,383,217	4,330,652	4,322,948
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	8.63%	9/27/2024	1,900,000	1,899,296	1,819,250
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.85%	1/18/2029	248,125	246,554	246,636
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	7.87%	2/6/2026	962,949	962,285	960,021
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	9.22%	12/19/2025	4,845,447	4,840,970	4,833,333
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	7.69%	2/1/2026	2,015,823	1,990,264	2,004,494

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD LIBOR+	5.50%	0.75%	10.31%	6/14/2028	2,978,835	2,540,024	2,529,031
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	4/15/2028	1,329,211	1,232,469	1,268,147
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.23%	8/18/2027	490,000	485,078	383,180
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.50%	6.88%	12/1/2028	796,452	794,928	791,203
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+	3.25%	0.00%	7.83%	2/21/2027	1,993,370	1,990,666	1,989,941
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	8.23%	3/31/2028	1,477,502	1,471,933	1,372,422
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/10/2028	346,923	346,338	340,907
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	8.63%	10/29/2027	954,501	949,189	873,368
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	3M USD LIBOR+	3.50%	0.00%	8.45%	2/25/2027	3,906,277	3,874,854	3,913,620
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	8/27/2025	820,338	817,776	819,928
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	8.78%	7/31/2026	496,815	476,431	489,984
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.98%	10/22/2025	1,289,967	1,252,901	1,291,309
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	3M USD LIBOR+	5.75%	1.00%	10.70%	9/1/2024	889,180	886,242	465,335
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.88%	3/15/2026	2,446,648	2,441,783	2,426,610
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.83%	6/25/2029	248,750	241,881	248,233
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.73%	1/20/2028	1,828,465	1,827,288	1,825,046
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	9.73%	1/19/2029	2,342,210	2,275,198	2,310,989
Vericast Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	7.75%	1.00%	12.33%	6/15/2026	1,201,006	1,199,817	939,787
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	8.96%	8/20/2025	1,368,031	1,364,137	1,269,875
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.75%	8.13%	12/6/2028	992,500	988,789	987,895

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.66%	1/12/2029	3,069,879	3,063,097	3,036,111
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.23%	3/2/2029	1,994,987	1,948,951	1,967,137
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.85%	9/28/2028	2,853,409	2,845,646	2,834,377
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	12/31/2025	897,014	896,802	895,023
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	6.91%	5/16/2029	497,500	492,868	496,525
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	3/24/2028	2,185,087	2,183,095	2,180,170
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	10.62%	9/9/2025	471,250	471,250	442,386
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.72%	12/15/2028	500,000	490,249	496,250
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan Incremental (11/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.62%	1/19/2028	500,000	490,562	498,960
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	6.76%	1/20/2028	1,250,000	1,249,851	1,243,750
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.69%	3/2/2028	2,456,250	2,447,468	2,417,368
West Corporation	Telecommunications	Term Loan B-3	Loan	3M USD SOFR+	4.00%	1.00%	8.93%	4/9/2027	1,189,119	1,172,865	1,044,939
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/31/2028	2,954,924	2,946,492	2,944,582
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.98%	3/27/2028	1,965,000	1,935,307	1,864,903
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	6/8/2028	2,427,446	2,420,580	2,388,752
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.87%	3/9/2027	992,500	971,029	842,027
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.00%	0.50%	7.75%	11/1/2028	880,444	876,985	874,941
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	1/25/2027	961,471	961,471	948,251
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+	5.50%	0.00%	10.07%	1/31/2028	2,000,000	1,901,512	1,928,340
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	6.72%	1/29/2029	495,000	494,015	490,192
										$645,599,001	$605,954,468

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	23,776,950	$23,776,950	$23,776,950
Total cash and cash equivalents	23,776,950	$23,776,950	$23,776,950

(a)	All or a portion of this investment has an unfunded commitment as of February 28, 2023.

(b)	As of February 28, 2023, the investment was in default and on non-accrual status.

(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2023.

(d)	Investments include Payment-in-Kind Interest.

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

See accompanying notes to financial statements

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note paid a fixed rate of 10.0% per annum and was due and payable in full on October 20, 2033. As of May 31, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of May 31, 2023 and February 28, 2023, the Company’s investment in the unsecured note of SLF JV had a fair value of $17.6 million and $17.6 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $7.7 million and $13.1 million, respectively.

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

For the three months ended May 31, 2023 and May 31, 2022, the Company earned $0.5 million and $0.3 million, respectively, of interest income related to SLF JV, which is included in interest income. As of May 31, 2023 and February 28, 2023, $0.2 million and $0.4 million, respectively, of interest income related to SLF JV was included in interest receivable.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of May 31, 2023 and February 28, 2023, the fair value of these Class E Notes were $11.4 million and $11.4 million, respectively.

Note 6. Income Taxes

SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc., and SIA-VR, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

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

Deferred tax assets and liabilities, and related valuation allowance as of May 31, 2023 and February 28, 2023 were as follows:

	May 31, 2023	February 28, 2023
Total deferred tax assets	$2,393,158	$2,542,373
Total deferred tax liabilities	(2,949,422)	(3,008,829)
Valuation allowance on net deferred tax assets	(2,246,371)	(2,350,116)
Net deferred tax liability	$(2,802,635)	$(2,816,572)

As of May 31, 2023, the valuation allowance on deferred tax assets was $2.2 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended May 31, 2023 includes ($0.06) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/(benefit) from realized gain/(loss) on investments and $0.01 million net change in total operating expense, in the consolidated statement of operations, respectively. Net income tax expense for the three months ended May 31, 2022 includes $0.4 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.1 million income tax benefit from realized gain (loss) on investments and ($0.1) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for the three months ended May 31, 2023 and May 31, 2022:

	For the three months ended
	May 31, 2023	May 31, 2022
Current
Federal	$-	$213,842
State	-	(78,503)
Net current expense	-	135,339
Deferred
Federal	14,909	(296,071)
State	(972)	(33,236)
Net deferred expense	13,937	(329,307)
Net tax provision	$13,937	$(193,968)

Note 7. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with our Manager. The initial term of the Management Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by our board of directors and/or the Company’s stockholders. Most recently, on July 6, 2023, our board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, our Manager implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. Our Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay our Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

For the three months ended May 31, 2023 and May 31, 2022, the Company incurred $3.2 million and $0.0 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2023 and May 31, 2022, the Company accrued an expense (benefit) of ($3.1) million and ($1.9) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2023, the base management fees accrual was $4.6 million and the incentive fees accrual was $0.1 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2023, the base management fees accrual was $4.3 million and the incentive fees accrual was $7.9 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with our Manager, pursuant to which our Manager, as our administrator, has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide managerial assistance on our behalf to those portfolio companies to which we are required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by our board of directors and/or our stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. Most recently, on July 6, 2023, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to keep the cap on the payment or reimbursement of expenses by the Company unchanged at $3.275 million, while continuing to assess whether to increase this within the foreseeable future, with any increase to be effective August 1, 2023.

For the three months ended May 31, 2023 and May 31, 2022, we recognized $0.8 million and $0.8 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of May 31, 2023, $0.3 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2023, $0.001 million of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended May 31, 2023 and May 31, 2022, we recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the three months ended May 31, 2023 and May 31, 2022, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of May 31, 2023, the Company’s investment in the SLF JV had a fair value of $25.4 million, consisting of an unsecured loan of $17.6 million and membership interest of $7.7 million. For the three months ended May 31, 2023, the Company had $0.5 million of interest income related to SLF JV of which $0.2 million was included in interest receivable as of May 31, 2023.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 155.7% as of May 31, 2023 and 165.9% as of February 28, 2023.

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

On July 30, 2010, we used the net proceeds from (i) the stock purchase transaction and (ii) a portion of the funds available to us under the $45.0 million senior secured revolving credit facility with Madison Capital Funding LLC (the “Madison Credit Facility”), in each case, to pay the full amount of principal and accrued interest, including default interest, outstanding under the Revolving Facility. As a result, the Revolving Facility was terminated in connection therewith. Substantially all of our total assets, other than those held by SBIC LP, SBIC II LP and SBIC III LP, were pledged under the Madison Credit Facility to secure our obligations thereunder.

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

On January 27, 2023, we entered into the first amendment to the Credit Agreement to, among other things:

●	increase the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	change the underlying benchmark used to compute interest under the Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increase the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extend the revolving period from October 4, 2024 to January 27, 2026;

●

extend the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to such Facility Increase from $75.0 million to $150.0 million;

●	revise the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●

amend the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of May 31, 2023 and February 28, 2023, there were $35.0 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the facility. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $1.1 million and $0.2 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.41%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $46.7 million.

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

Our borrowing base under the Encina Credit Facility is $88.3 million subject to the Encina Credit Facility cap of $65.0 million at May 31, 2023. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2023 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 28, 2023. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

Our wholly owned SBIC Subsidiaries are able to borrow funds from the SBA against regulatory capital (which approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements including but not limited to, a periodic examination by the SBA.

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

As of May 31, 2023, we have funded SBIC LP, SBIC II LP and SBIC III LP with an aggregate total of equity capital of $75.0 million, $87.5 million and $66.7 million, respectively, and have $202.0 million in SBA-guaranteed debentures outstanding, of which $27.0 million was held in SBIC LP, $175.0 million held was SBIC II LP and $0.0 million held in SBIC III LP.

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

The Company received exemptive relief from the SEC to permit it to exclude the debt of our SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $350.0 million more than it would otherwise be able to absent the receipt of this exemptive relief. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, the board of directors, including a majority of the independent directors of the Company approved of the Company becoming subject to a minimum asset coverage ratio of 150% from 200% under Sections 18(a)(1) and 18(a)(2) of the Investment Company Act, as amended. The 150% asset coverage ratio became effective on April 16, 2019.

As noted above, as of May 31, 2023, there was $202.0 million of SBA debentures outstanding and as of February 28, 2023, there was $202.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0, and $0.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $1.5 million and $1.4 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2023 and May 31, 2022 on the outstanding borrowings of the SBA debentures was 2.88% and 2.58%, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of SBA debentures outstanding was $202.0 million and $214.9 million, respectively.

Notes

On May 10, 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “7.50% 2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the New York Stock Exchange (“NYSE”).

On May 29, 2015, the Company entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which the Company may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 units of the 7.50% 2020 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

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

 For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.0 million and $0.8 million, respectively, of interest expense and $0.00 million and $0.08 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of the 7.25% 2025 Notes outstanding was $0.0 million and $43.1 million respectively.

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

As of May 31, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the amount outstanding of 7.75% 2025 Notes had a fair value of $4.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 7.75% 2025 Notes was $5.0 million and $4.9 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

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

As of May 31, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the amount outstanding of 6.25% 2027 Notes had a fair value of $13.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $13.7 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

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

As of May 31, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the amount outstanding of 4.375% 2026 Notes had a fair value of $157.5 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $156.1 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.05 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

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

As of May 31, 2023, the total 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the amount outstanding of 4.35% 2027 Notes had a fair value of $65.1 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.8 million and $0.8 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of discount and deferred financing costs related to the 4.35% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional financing costs of $0.2 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

As of May 31, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $97.5 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.4 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $1.6 million and $0.5 million, respectively, of interest expense and $0.2 million and $0.06 million, respectively, of amortization of discount and deferred financing costs related to the 6.00% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $43.8 million, respectively.

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

As of May 31, 2023, the carrying amount of the 7.00% 2025 Notes was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.6 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $12.0 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.2 million and $0.0 million, respectively, of interest expense and $0.03 million and $0.0 million, respectively, of amortization of discount and deferred financing costs related to the 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $0.0 million, respectively.

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

As of May 31, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $45.6 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.9 million and $0.0 million, respectively, of interest expense and $0.09 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $0.0 million, respectively.

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

As of May 31, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $59.0 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.1 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $1.2 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.00 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million respectively.

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of our 8.75% fixed-rate notes due 2024 (the “8.75% 2024 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2024 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year, beginning May 31, 2023.  The 8.75% 2024 Notes mature on March 31, 2024. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and general corporate purposes. Financing costs and discounts of $0.7 million related to the 8.75% 2024 Notes have been capitalized and are being amortized over the term of the 8.75% 2024 Notes.

As of May 31, 2023, the total 8.75% 2024 Notes outstanding was $20.0 million. The 8.75% 2024 Notes are not listed. The carrying amount of the amount outstanding of 8.75% 2024 Notes had a fair value of $20.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.75% 2024 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.2 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.00 million, respectively, of amortization of discount and deferred financing costs related to the 8.75% 2024 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022 the average dollar amount of 8.75% 2024 Notes outstanding was $10.0 million and $0.0 million respectively.

On April 14, 2023, the Company issued $50.0 million in aggregate principal amount of our 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes. Net proceeds to the Company were $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year, beginning May 31, 2023.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per share.

As of May 31, 2023, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $56.8 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.50% 2028 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, we recorded $0.7 million and $0.0 million, respectively, of interest expense and $0.05 million and $0.00 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2023 and May 31, 2022 the average dollar amount of 8.50% 2028 Notes outstanding was $28.4 million and $0.0 million respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2024 (as of May 31, 2023)	$35,000	$1,557	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2024
Fiscal year 2024 (as of May 31, 2023)	$20,000	$1,557	-	$1,000.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2024 (as of May 31, 2023)	$12,000	$1,557	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2024 (as of May 31, 2023)	$5,000	$1,557	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2024 (as of May 31, 2023)	$175,000	$1,557	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2024 (as of May 31, 2023)	$75,000	$1,557	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2024 (as of May 31, 2023)	$105,500	$1,557	-	$23.24	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2024 (as of May 31, 2023)	$15,000	$1,557	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2024 (as of May 31, 2023)	$46,000	$1,557	-	$24.86	(15)
Fiscal year 2023 (as of February 28, 2023)	$46,000	$1,659	-	$25.08	(15)
8.125% Notes due 2027
Fiscal year 2024 (as of May 31, 2023)	$60,375	$1,557	-	$24.88	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2024 (as of May 31, 2023)	$57,500	$1,557	-	$24.91	(16)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 7.50% 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 6.75% 2023 Notes.

(10)	Based on the average daily trading price of the 6.75% 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 6.25% 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 6.00% 2027 Notes on the NYSE.

(16)	Based on the average daily trading price of the 8.50% 2028 Notes on the NYSE.

(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2023:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	202,000	-	27,000	-	175,000
8.75% 2024 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$808,375	$20,000	$254,000	$359,375	$175,000

Off-Balance Sheet Arrangements

As of May 31, 2023 and February 28, 2023, the Company’s off-balance sheet arrangements consisted of $143.0 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2023: and February 28, 2023: is shown in the table below (dollars in thousands):

	May 31, 2023	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	4,000	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$59,298	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$8,600	$-
ARC Health OpCo LLC	5,463	10,773
Artemis Wax Corp.	8,500	8,500
Ascend Software, LLC	3,200	3,200
Axero Holdings, LLC - Revolver	500	500
BQE Software, Inc.	4,000	-
C2 Educational Systems	3,000	-
Exigo, LLC	4,167	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	9,186	11,000
GoReact	1,000	2,500
JDXpert	-	1,000
Modis Dental Partners OpCo, LLC	7,500	-
Pepper Palace, Inc. - Delayed Draw Term Loan	2,000	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	1,000	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	19,500	-
Zollege PBC	1,000	1,000
	83,658	48,973
Total	$142,956	$108,771

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2023, the Company had May 31, 2023, the Company had total cash and cash equivalents of $53.2 million and $30.0 million in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended May 31, 2023 and May 31, 2022, we incurred $0.09 million and $0.1 million for directors’ fees and expenses, respectively. As of May 31, 2023 and February 28, 2023, $0.0 million and $0.01 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2023, we had not issued any common stock to our directors as compensation for their services.

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

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan.  Most recently, on January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares that may be repurchased under the Share Repurchase Plan to 1.7 million shares of common stock. As of May 31, 2023, the Company purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2023 the Company purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account (the “ATM Program”). As of May 31, 2023, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended May 31, 2023, there were no shares sold pursuant to the equity distribution agreement with the Agents.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Offering costs	-	-	-	-	-
Balance at May 31, 2022	12,031,998	$12,032	$325,433,869	$19,789,910	$345,235,811
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,698,014	7,698,014
Net realized gain (loss) from investments	-	-	-	7,943,838	7,943,838
Realized losses on extinguishment of debt	-	-	-	(1,204,809)	(1,204,809)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(13,258,456)	(13,258,456)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,154)	(230,154)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,369,981)	(6,369,981)
Capital Share Transactions:
Stock dividend distribution	48,590	49	1,088,139	-	1,088,188
Repurchases of common stock	(153,350)	(154)	(3,685,951)	-	(3,686,105)
Repurchase fees	-	-	(3,071)	-	(3,071)
Balance at August 31, 2022	11,927,238	$11,927	$322,832,986	$14,368,362	$337,213,275

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,877,437	9,877,437
Net realized gain (loss) from investments	-	-	-	(740,434)	(740,434)
Income tax (provision) benefit from realized gain on investments	-	-	-	479,318	479,318
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(3,176,208)	(3,176,208)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(425,848)	(425,848)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,433,298)	(6,433,298)
Capital Share Transactions:
Stock dividend distribution	52,312	53	1,150,881	-	1,150,934
Repurchases of common stock	(94,071)	(95)	(2,179,600)	-	(2,179,695)
Repurchase fees	-	-	(1,881)	-	(1,881)
Balance at November 30, 2022	11,885,479	$11,885	$321,802,386	$13,949,329	$335,763,600

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,649,474	9,649,474
Net realized gain (loss) from investments	-	-	-	80,683	80,683
Realized losses on extinguishment of debt	-	-	-	(382,274)	(382,274)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	10,549,981	10,549,981
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(697,380)	(697,380)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,081,306)	(8,081,306)
Capital Share Transactions:
Stock dividend distribution	53,615	55	1,300,405	-	1,300,460
Repurchases of common stock	(48,594)	(49)	(1,224,175)	-	(1,224,224)
Repurchase fees	-	-	(972)	-	(972)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,162	(16,162)	-
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three months ended May 31, 2023 and May 31, 2022 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2023	May 31, 2022
Net increase (decrease) in net assets resulting from operations	$(213)	$(1,487)
Weighted average common shares outstanding	11,862,163	12,112,372
Weighted average earnings (loss) per common share	$(0.02)	$(0.12)

Note 13. Dividend

On May 22, 2023, the Company declared a dividend of $0.70 per share payable on June 29, 2023, to common stockholders of record on June 13, 2023. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

The following table summarizes dividends declared for the three months ended May 31, 2023 (dollars in thousands except per share amounts):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Amount*
May 22, 2023	June 13, 2023	June 29, 2023	$0.70	$8,352	(1)
Total dividends declared			$0.70	$8,352

*	Total amount is calculated based on the number of shares outstanding at the date of record.
(1)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,628 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

The following table summarizes dividends declared for the three months ended May 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 26, 2022	June 14, 2022	June 29, 2022	$0.53	$6,370
Total dividends declared			$0.53	$6,370

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2023 and May 31, 2022:

Per share data	May 31, 2023	May 31, 2022
Net asset value at beginning of period	$29.18	$29.33
Net investment income(1)	1.35	0.66
Net realized and unrealized gain and losses on investments(1)	(1.36)	(0.78)
Net increase in net assets resulting from operations	(0.01)	(0.12)
Distributions declared from net investment income	(0.69)	(0.53)
Total distributions to stockholders	(0.69)	(0.53)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.04	0.04
Dilution(4)	(0.04)	(0.02)
Net asset value at end of period	$28.48	$28.69
Net assets at end of period	$337,450,848	$345,235,811
Shares outstanding at end of period	11,847,742	12,031,998
Per share market value at end of period	$28.10	$26.57
Total return based on market value(5)(6)	5.04%	(1.30)%
Total return based on net asset value(5)(7)	0.52%	(0.13)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	18.64%	7.42%
Expenses:
Ratios of Operating Expenses and Income Taxes to average net assets*(9)	7.98%	6.49%
Ratio of incentive management fees to average net assets(5)	0.03%	-0.54%
Ratio of interest and debt financing expenses to average net assets(9)	13.59%	7.77%
Ratio of total expenses and income taxes to average net assets*(8)	21.60%	13.72%
Portfolio turnover rate(5)(10)	1.09%	1.18%
Asset coverage ratio per unit(11)	1,557	1,793
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2024(12)	N/A	N/A
6.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	$25.42
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$23.24	$24.70
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$24.86	N/A
8.125% Notes Payable 2027	$24.88	N/A
8.50% Notes Payable 2028	$24.91	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.
(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current NAV on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facility, SBA Debentures, 8.75% 2024 Notes, 6.00% 2025 Notes, 7.75% 2025 Notes, 4.375% 2026 Notes, 4.35% 2027 Notes and 6.25% 2027 Notes are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

Note 15. Subsequent Events

On July 6, 2023, we increased the maximum amount of shares of our common stock to be sold through the ATM Program to $300.0 million from $150.0 million. In connection with the upsize of the ATM Program, we entered into amendment no. 2 to the equity distribution agreement (“Amendment No. 2”), dated July 10, 2023 (as amended from time to time, the “Equity Distribution Agreement”), with the Agents. Under the Equity Distribution Agreement, we may, but have no obligation to, issue and sell up to $300.0 million in aggregate amount of our shares of common stock in the ATM Program, from time to time through the Agents, or to them, as principal for their own account.

The Agents will receive a commission from us up to 1.5% of the gross sales price of any shares of our common stock sold through the Agents under the Equity Distribution Agreement.  The sales price per share of our common stock offered under the ATM Program, less the Agents’ commission, will not be less than the NAV per share of our common stock at the time of such sale. Saratoga Investment Advisors may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note about Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

In May 2013, we issued $48.3 million in aggregate principal amount of our 7.50% fixed-rate unsecured notes due 2020 (the “7.50% 2020 Notes”) for net proceeds of $46.1 million after deducting underwriting commissions of $1.9 million and offering costs of $0.3 million. The proceeds included the underwriters’ full exercise of their overallotment option. The 7.50% 2020 Notes were listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “SAQ” with a par value of $25.00 per note. The 7.50% 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to originally repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan.  Most recently, on January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares that may be repurchased under the Share Repurchase Plan to 1.7 million shares of common stock. As of May 31, 2023, the Company purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2023 the Company purchased 88,576 shares of common stock, at the average price of $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 2020 Notes through an At-the-Market (“ATM”) offering. Prior to the 2020 Notes being redeemed in full, the Company sold 539,725 units of the 7.50% 2020 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% fixed-rate unsecured notes due 2023 (the “6.75% 2023 Notes”) for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The issuance included the exercise of substantially all of the underwriters’ option to purchase an additional $9.8 million aggregate principal amount of 6.75% 2023 Notes within 30 days. The 6.75% 2023 Notes were listed on the NYSE under the trading symbol “SAB” with a par value of $25.00 per note. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the 6.75% 2023 Notes and they are no longer listed on the NYSE.

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account (the “ATM Program”). As of May 31, 2023, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended May 31, 2023, there were no shares sold pursuant to the equity distribution agreement with the Agents.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million

The Company has formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility required a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increased to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on the Company’s existing revolving credit facility with Madison Capital Funding, LLC were repaid and the facility terminated. On January 27, 2023, among other things, the borrowings available under the Encina Credit Facility was increased from up to $50.0 million to up to $65.0 million, the underlying benchmark rate used to compute interest changed from LIBOR to Term SOFR for one-month tenor plus a 0.10% credit spread adjustment; the applicable effective margin rate on borrowings increased from 4.00% to 4.25% and the maturity date was extended from October 4, 2024 to January 27, 2026.

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

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of May 31, 2023 the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, the Company earned $0.5 million and $0.3 million, respectively, of interest income related to SLF JV, which is included in interest income.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured note paid a fixed rate of 10.00% per annum and is due and payable in full on October 20, 2033. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of May 31, 2023 and February 28, 2023, the fair value of these Class E Notes were $11.4 million and $11.4 million, respectively.

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of our 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters partially exercised their option to purchase an additional $7.9 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per share.

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of our 8.75% fixed-rate notes due 2024 (the “8.75% 2024 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2024 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year, beginning May 31, 2023.  The 8.75% 2024 Notes mature on March 31, 2024. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and general corporate purposes. Financing costs of $0.7 million related to the 8.75% 2024 Notes have been capitalized and are being amortized over the term of the 8.75% 2024 Notes.

On April 14, 2023, the Company issued $50.0 million in aggregate principal amount of our 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes. Net proceeds to the Company were $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year, beginning May 31, 2023.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per share.

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

Investment Valuation

The Company accounts for its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that its investments are to be sold or its liabilities are to be transferred at the measurement date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted new Rule 2a-5 under the 1940 Act (“Rule 2a-5”) that established a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), that provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO. During the fourth quarter ended February 28, 2021, the CLO 2013-1 Warehouse 2 Ltd. was repaid in full.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2023	February 28, 2023
	($ in millions)
Number of investments(1)	137	115
Number of portfolio companies(2)	56	49
Average investment per portfolio company(2)	$18.8	$19.0
Average investment size(1)	$7.8	$8.3
Weighted average maturity(3)	3.2 yrs	2.9 yrs
Number of industries (5)	42	40
Non-performing or delinquent investments (fair value)	$9.8	$9.8
Fixed rate debt (% of interest earning portfolio)(3)	$8.5(0.9)%	$8.2(1.0)%
Fixed rate debt (weighted average current coupon)(3)	12.3%	12.2%
Floating rate debt (% of interest earning portfolio)(3)	$936.3(99.1)%	$817.1(99.0)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.3%	7.0%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the three months ended May 31, 2023, we invested $139.8 million in new and existing portfolio companies and had $11.1 million in aggregate amount of exits and repayments resulting in net investments of $128.8 million for the period. During the three months ended May 31, 2022, we invested $97.2 million in new and existing portfolio companies and had $10.1 million in aggregate amount of exits and repayments resulting in net repayments of $87.1 million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2023: and February 28, 2023: at fair value was as follows:

	May 31, 2023		February 28, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	84.7%	12.9%	82.1%	12.3%
Second lien term loans	1.4	5.4	1.5	5.3
Unsecured term loans	1.9	9.8	2.1	9.8
Structured finance securities	3.1	9.3	4.3	7.4
Equity interests	8.9	-	10.0	-
Total	100.0%	11.4%	100.0%	10.7%

At May 31, 2023, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $13.7 million and constituted 1.3% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of May 31, 2023 and February 28, 2023, was composed of $652.8 million and $658.0 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2023, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2023, $586.0 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investments was in default with a fair value of $0.3 million. At February 28, 2023, $585.2 million or 96.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2023 and February 28, 2023 was as follows:

Saratoga Investment Corp.

	May 31, 2023		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$929,109	85.7%	$808,791	83.2%
Yellow	33,246	3.1	34,172	3.5
Red	-	0.0	-	0.0
N/A(1)	121,743	11.2	129,627	13.3
Total	$1,084,098	100.0%	$972,590	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at May 31, 2023 and February 28, 2023 was as follows:

Saratoga CLO

	May 31, 2023		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$532,507	90.1%	$544,424	89.9%
Yellow	53,513	9.1	40,812	6.7
Red	4,837	0.8	20,718	3.4
N/A(1)	-	0.0	-	0.0
Total	$590,857	100.0%	$605,954	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2023 and February 28, 2023:

Saratoga Investment Corp.

	May 31, 2023		February 28, 2023
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$119,103	11.0%	$119,124	12.2%
IT Services	83,994	7.8	87,167	9.0
HVAC Services and Sales	68,384	6.3	54,450	5.6
Consumer Services	63,458	5.9	63,642	6.6
Real Estate Services	53,093	4.9	53,406	5.5
Education Software	46,177	4.3	44,955	4.6
Hospitality/Hotel	38,139	3.5	37,972	3.9
Education Services	37,213	3.4	34,489	3.5
Structured Finance Securities(1)	33,906	3.1	41,363	4.4
Healthcare Services	31,760	2.9	26,286	2.7
Health/Fitness Franchisor	31,700	2.9	-	-
Talent Acquisition Software	27,005	2.5	25,999	2.7
Sports Management	26,800	2.5	26,711	2.7
Financial Services	26,262	2.4	26,218	2.7
Investment Fund	25,367	2.3	30,726	3.2
Direct Selling Software	25,236	2.3	25,771	2.7
Restaurant	24,963	2.3	24,826	2.6
Architecture & Engineering Software	24,255	2.2	-	-
Specialty Food Retailer	23,417	2.2	24,411	2.5
Mental Healthcare Services	23,405	2.2	16,922	1.7
Mentoring Software	23,033	2.1	21,359	2.2
Dental Practice Management	22,807	2.1	12,151	1.2
Legal Software	20,700	1.9	20,699	2.1
Corporate Education Software	19,268	1.8	19,063	2.0
Marketing Orchestration Software	18,715	1.7	18,715	1.9
Association Management Software	18,185	1.7	-	-
Insurance Software	17,006	1.6	16,761	1.7
Non-profit Services	14,109	1.3	13,095	1.3
Employee Collaboration Software	13,021	1.2	13,052	1.3
Lead Management Software	12,120	1.1	12,090	1.2
Research Software	10,683	1.0	10,677	1.1
Alternative Investment Management Software	10,590	1.0	10,459	1.1
Field Service Management	9,901	0.9	9,958	1.0
Roofing Contractor Software	9,900	0.9	-	-
Industrial Products	9,325	0.9	9,608	1.0
Financial Services Software	9,121	0.8	9,096	0.9
Office Supplies	6,595	0.6	6,373	0.7
Cyber Security	2,466	0.2	2,509	0.3
Staffing Services	2,123	0.2	2,079	0.2
Veterinary Services	495	0.1	-	-
Facilities Maintenance	298	0.0	408	0.0
Healthcare Supply	-	0.0	-	-
Total	1,084,098	100.0%	$972,590	100.0%

(1)	As of May 31, 2023 and February 28, 2023, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2023 and February 28, 2023:

Saratoga CLO

	May 31, 2023		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$111,362	18.8%	$114,570	18.9%
Services: Business	68,281	11.5	65,947	10.9
High Tech Industries	52,401	8.9	52,636	8.7
Healthcare & Pharmaceuticals	36,095	6.1	38,952	6.4
Services: Consumer	32,718	5.5	34,544	5.7
Consumer goods: Durable	22,841	3.9	24,887	4.1
Retail	23,934	4.0	24,049	4.0
Chemicals, Plastics, & Rubber	25,612	4.3	23,857	3.9
Telecommunications	22,558	3.8	22,514	3.7
Automotive	20,145	3.4	20,410	3.4
Media: Advertising, Printing & Publishing	20,290	3.4	20,309	3.4
Containers, Packaging & Glass	18,541	3.1	18,239	3.0
Beverage, Food & Tobacco	14,018	2.4	14,501	2.4
Hotel, Gaming & Leisure	15,415	2.6	14,315	2.4
Construction & Building	13,870	2.3	13,875	2.3
Consumer goods: Non-durable	13,035	2.2	13,734	2.3
Aerospace & Defense	12,411	2.1	13,688	2.3
Media: Broadcasting & Subscription	10,417	1.8	11,143	1.8
Media: Diversified & Production	9,312	1.6	9,279	1.5
Capital Equipment	5,667	1.0	8,450	1.4
Transportation: Cargo	8,724	1.5	8,236	1.4
Wholesale	8,084	1.4	8,011	1.3
Utilities: Oil & Gas	7,167	1.2	7,246	1.2
Transportation: Consumer	3,390	0.6	6,844	1.1
Metals & Mining	3,733	0.6	3,239	0.5
Forest Products & Paper	3,100	0.5	3,190	0.5
Energy: Oil & Gas	1,691	0.3	2,676	0.4
Utilities: Electric	2,333	0.4	2,353	0.4
Environmental Industries	2,215	0.4	2,155	0.4
Energy: Electricity	2,018	0.3	2,105	0.3
Total	$591,378	$100%	$605,954	$100%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2023 and February 28, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2023		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$305,772	28.2%	$247,192	25.4%
Midwest	224,570	20.7	199,944	20.6
West	213,620	19.7	173,283	17.8
Northeast	132,757	12.2	133,158	13.7
Southwest	124,942	11.5	123,744	12.7
Northwest	2,465	0.2	92,760	9.5
Other(1)	79,972	7.4	2,509	0.3
Total	$1,084,098	100.0%	$972,590	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the three months ended May 31, 2023 and May 31, 2022 was as follows:

	For the three months ended
	May 31, 2023	May 31, 2022
	($ in thousands)
Total investment income	$34,632	$18,679
Total operating expenses	18,673	10,703
Net investment income	15,959	7,976
Net realized gain (loss) from investments	91	163
Income tax (provision) benefit from realized gain on investments	-	69
Net change in unrealized appreciation (depreciation) on investments	(16,322)	(9,333)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	59	(362)
Net increase (decrease) in net assets resulting from operations	$(213)	$(1,487)

Investment income

The composition of our investment income for three months ended May 31, 2023 and May 31, 2022 was as follows:

	For the three months ended
	May 31, 2023	May 31, 2022
	($ in thousands)
Interest from investments	$29,558	$16,606
Interest from cash and cash equivalents	804	-
Management fee income	817	816
Dividend Income	1,841	300
Structuring and advisory fee income	1,429	853
Other income	183	104
Total investment income	$34,632	$18,679

For the three months ended May 31, 2023, total investment income increased $16.0 million, or 85.4%, to $34.6 million from $18.7 million for the three months ended May 31, 2022. Interest income from investments increased $13.0 million, or 78.0%, to $29.6 million for the three months ended May 31, 2023 from $16.6 million for the three months ended May 31, 2022. Interest income from investment increased due to the increase of $189.6 million, or 21.2%, in total investments at May 31, 2023 from $894.5 million at May 31, 2022 to $1,084.1 million as of May 31, 2023, combined with the increase in the weighted average current yield on investments to 11.4%, up from 7.7% at May 31, 2022.

For the three months ended May 31, 2023 and May 31, 2022, total PIK income was $0.5 million and $0.2 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, interest from cash and cash equivalents was $0.8 million and $0.0 million, respectively. The increase of $0.8 million was due to the fact that cash and cash equivalents were earning close to zero interest during the three months ended May 31, 2022.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2023 and May 31, 2022, total management fee income was $0.8 million and $0.8 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, total dividend income was $1.8 million and $0.3 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the increase primarily reflects dividend income or $1.8 million received on the Company’s membership interest in SLF JV during the three months ended May 31, 2023.

For the three months ended May 31, 2023 and May 31, 2022, total structuring and advisory fee income was $1.4 million and $0.9 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three months ended May 31, 2023 and May 31, 2022, other income was $0.2 million and $0.1 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned. The increase was driven primarily by amendment fees earned in the quarter.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2023 and May 31, 2022 was as follows:

	For the three months ended
	May 31, 2023	May 31, 2022
	($ in thousands)
Interest and debt financing expenses	$11,693	$6,872
Base management fees	4,564	3,802
Incentive management fees expense (benefit)	103	(1,903)
Professional fees	486	417
Administrator expenses	819	750
Insurance	82	87
Directors fees and expenses	89	110
General & administrative and other expenses	831	667
Income tax expense (benefit)	6	(99)
Total operating expenses	$18,673	$10,703

For the three months ended May 31, 2023, total operating expenses increased $8.0 million, or 74.5%, compared to the three months ended May 31, 2022.

For the three months ended May 31, 2023, interest and debt financing expenses increased $4.8 million, or 70.2%, compared to the three months ended May 31, 2022. The increase is primarily attributable to an increase of 32.1% in average outstanding debt from $591.3 million for the three months ended May 31, 2022 to $781.0 million for the three months ended May 31, 2023, primarily reflecting (i) the issuance of the 6.00% 2027 Notes, the 8.00% 2027 Notes, 7.00% 2025 Notes, and 8.125% 2027 Notes during the year ended February 28, 2023, and (ii) the issuance of the 8.75% 2024 Notes and the 8.50% 2028 Notes during the three months ended May 31, 2023.

For the three months ended May 31, 2023 and May 31, 2022, the weighted average interest rate on our outstanding indebtedness was 5.34% and 4.06% respectively. The increase in weighted average interest rate was primarily driven by the issuance of higher rate borrowings over the past year.

As of May 31, 2023 and February 28, 2023, the SBA debentures represented 25.0% and 27.7% of overall debt, respectively.

For the three months ended May 31, 2023, base management fees increased $0.8 million, or 20.0%, from $3.8 million to $4.6 million compared to the three months ended May 31, 2022. The increase in base management fees results from the 20.4% increase in the average value of our total assets, less cash and cash equivalents, from $862.0 million for the three months ended May 31,2022 to $1,037.6 million for the three months ended May 31, 2023.

For the three months ended May 31, 2023, incentive management fees increased $2.0 million, or 105.4%, compared to the three months ended May 31, 2022. The incentive fee on income increased from $0.0 million to $3.2 million for the three months ended May 31, 2022 and 2023, respectively, reflecting the fact that net investment income was above the hurdle during the three months ended May 31, 2023, which was not the case the prior three month period ended May 31, 2022. The incentive fee on capital gains decreased from a $(1.9) million benefit for the three months ended May 31, 2022 to a $(3.1) million benefit for the three months ended May 31, 2023, both reflecting the incentive fee on net unrealized depreciation recognized during both these periods.

For the three months ended May 31, 2023, professional fees increased $0.07 million, or 16.5% compared to the three months ended May 31, 2022.

For the three months ended May 31, 2023, administrator expenses increased $0.07 million, or 9.2% compared to the three months ended May 31, 2022.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2023 compared to the three months ended May 31, 2022 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. During the three months ended May 31, 2023 and May 31, 2022, the average borrowings outstanding under the Encina Credit Facility was $46.7 million and $20.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facility was 9.41% and 4.86%, respectively. For the three months ended May 31, 2023 and May 31, 2022, the average borrowings outstanding of SBA debentures was $202.0 million and $214.9 million, respectively. For the three months ended May 31, 2023 and May 31, 2022, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.88% and 2.58%, respectively.

During the three months ended May 31, 2023 and May 31, 2022, the weighted average dollar amount of our 7.25% 2025 Notes outstanding was $0.0 million and $43.1 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the weighted average dollar amount of our 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 6.00% 2027 Notes outstanding was $105.5 million and $43.8 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 7.00% 2025 Notes outstanding was $12.0 million and $0.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 8.00% 2027 Notes outstanding was $46.0 million and $0.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 8.75% 2024 Notes outstanding was $10.0 million and $0.0 million, respectively. During the three months ended May 31, 2023 and May 31, 2022, the average dollar amount of our 8.50% 2028 Notes outstanding was $28.4 million and $0.0 million, respectively.

For the three months ended May 31, 2023 and May 31, 2022, there were income tax expense (benefits) of $0.01 million and ($0.1) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months May 31, 2023, the Company had $11.1 million of sales, repayments, exits or restructurings resulting in $0.09 million of net realized gains.

Three Months ended May 31, 2023

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
PDDS Buyer, LLC	Equity Interests	$-	$-	$41,350
Censis Technologies, Inc.	Equity Interests	-	-	6,773
GreyHeller LLC	Equity Interests	-	-	42,568

The Company received escrow payments from the prior sales of its investments in PPDS Buyer, LLC, Censis Technologies, Inc. and GreyHeller LLC.

For the three months May 31, 2022, the Company had $10.1 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains.

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

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2023, our investments had a net change in unrealized depreciation of $16.3 million versus a net change in unrealized depreciation of $9.3 million for the three months ended May 31, 2022. The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2023 were the following (dollars in thousands):

Three Months ended May 31, 2023

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	$36,034	$40,994	$4,960	$(3,320)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	27,158	13,716	(13,442)	(5,674)
Saratoga Senior Loan Fund I JV, LLC	Unsecured Loan & Equity Interests	35,202	25,367	(9,835)	(5,359)

The $3.3 million of unrealized depreciation in our investment Netreo Holdings, LLC was driven by increased company leverage and decreased performance.

The $5.7 million of unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the reduction in the carrying value of certain defaulted loans in the portfolio, as well as overall market conditions.

The $5.4 million of unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the impact of overall market conditions.

The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2022 were the following (dollars in thousands):

Three Months ended May 31, 2022

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	YTD Change in Unrealized Appreciation
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	$50,787	$58,995	$8,208	$3,113
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	34,458	28,986	(5,472)	(4,954)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	13,125	6,645	(6,480)	(5,371)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	30,974	24,118	(6,856)	(3,238)

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

Changes in net assets resulting from operations

For the three months ended May 31, 2023, we recorded a net decrease in net assets resulting from operations of $0.2 million. Based on 11,862,163 weighted average common shares outstanding as of May 31, 2023, our per share net decrease in net assets resulting from operations was $0.02 for the three months ended May 31, 2023. For the three months ended May 31, 2022, we recorded a net decrease in net assets resulting from operations of $1.5 million. Based on 12,112,372 weighted average common shares outstanding as of May 31, 2022, our per share net decrease in net assets resulting from operations was $0.12 for the three months ended May 31, 2022.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan (“DRIP”), the ATM Program, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current NAV per share and we are limited in our ability to sell our common stock at a price below NAV per share, we have been and may continue to be limited in our ability to raise equity capital.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from the board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 155.7% as of May 31, 2023 and 165.9% as of February 28, 2023. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of May 31, 2023, we had $35.0 million outstanding borrowings under the Credit Facility and $202.0 million of SBA-guaranteed debentures outstanding (which are discussed below).

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

As of May 31, 2023 SBIC LP had $75.0 million in regulatory capital and $27.0 million in SBA-guaranteed debentures outstanding, SBIC II LP had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $66.7 million in regulatory capital and $0.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

In May 2013, the Company issued $48.3 million in aggregate principal amount of 7.50% fixed-rate notes due 2020 (the “7.50% 2020 Notes”). The 2020 Notes were redeemed in full on January 13, 2017 and are no longer listed on the NYSE.

On May 29, 2015, we entered into a Debt Distribution Agreement with Ladenburg Thalmann & Co. through which we may offer for sale, from time to time, up to $20.0 million in aggregate principal amount of the 7.50% 2020 Notes through an ATM offering. Prior to the 2020 Notes being redeemed in full, the Company had sold 539,725 units of the 7.50% 2020 Notes with a principal of $13.5 million at an average price of $25.31 for aggregate net proceeds of $13.4 million (net of transaction costs).

On December 21, 2016, we issued $74.5 million in aggregate principal amount of our 6.75% 2023 Notes for net proceeds of $71.7 million after deducting underwriting commissions of approximately $2.3 million and offering costs of approximately $0.5 million. The net proceeds from the offering were used to repay all of the outstanding indebtedness under the 2020 Notes on January 13, 2017, which amounted to $61.8 million, and for general corporate purposes in accordance with our investment objective and strategies. On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the 6.75% 2023 Notes and they are no longer listed on the NYSE.

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

At May 31, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At May 31, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million.

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

At May 31, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million.

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

At May 31, 2023 the total 4.35% 2027 Notes outstanding was $75.0 million.

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

At May 31, 2023 the total 6.00% 2027 Notes outstanding was $105.5 million.

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

At May 31, 2023 the total 7.00% 2025 Notes outstanding was $12.0 million.

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

At May 31, 2023 the total 8.00% 2027 Notes outstanding was $46.0 million.

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

At May 31, 2023, the total 8.125% 2027 Notes outstanding was $60.4 million.

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of our 8.75% fixed-rate notes due 2024 (the “8.75% 2024 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2024 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year, beginning May 31, 2023.  The 8.75% 2024 Notes mature on March 31, 2024. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and general corporate purposes. Financing costs of $0.7 million related to the 8.75% 2024 Notes have been capitalized and are being amortized over the term of the 8.75% 2024 Notes.

At May 31, 2023, the total 8.75% 2024 Notes outstanding was $20.0 million.

On April 14, 2023, the Company issued $50.0 million in aggregate principal amount of our 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes. Net proceeds to the Company were $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year, beginning May 31, 2023.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per share.

At May 31, 2023, the total 8.50% 2028 Notes outstanding was $57.5 million.

At May 31, 2023 and February 28, 2023, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2023		February 28, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$21,987	2.0%	$65,746	6.2%
Cash and cash equivalents, reserve accounts	31,166	2.7	30,330	2.8
First lien term loans	917,590	80.7	798,534	74.7
Second lien term loans	15,185	1.3	14,936	1.4
Unsecured term loans	20,744	1.8	41,362	3.9
Structured finance securities	33,906	3.0	20,661	1.9
Equity interests	96,673	8.5	97,097	9.1
Total	$1,137,251	100.0%	$1,068,666	100.0%

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

On July 30, 2021, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC, each as agents (the “Agents”) in connection with the ATM Program. As of May 31, 2023, the Company sold 4,840,361 shares for gross proceeds of $124.0 million at an average price of $25.61 for aggregate net proceeds of $122.4 million (net of transaction costs). During the three months ended May 31, 2023, there were no shares sold pursuant to the equity distribution agreement with the Agents.

On September 24, 2014, the Company announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan.  Most recently, on January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares that may be repurchased under the Share Repurchase Plan to 1.7 million shares of common stock. As of May 31, 2023, the Company purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2023 the Company purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from May 31, 2023 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2024
June 29, 2023	$0.70	(42)
March 30, 2023	0.69	(1)
	$1.39
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36

Payment date	Cash Dividend
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 46,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,313 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)

Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,628 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 155.7% as of May 31, 2023 and 165.9% as of February 28, 2023.

Subsequent Events

On July 6, 2023, the Company increased the maximum amount of shares of its common stock to be sold through the ATM Program to $300.0 million from $150.0 million. In connection with the upsize of the ATM Program, the Company entered into amendment no. 2 to the equity distribution agreement (“Amendment No. 2”), dated July 10, 2023 (as amended from time to time, the “Equity Distribution Agreement”), with the Agents. Under the Equity Distribution Agreement, the Company may but has no obligation to, issue and sell up to $300.0 million in aggregate amount of its shares of common stock in the ATM Program, from time to time through the Agents, or to them, as principal for their own account.

The Agents will receive a commission from the Company up to 1.5% of the gross sales price of any shares of its common stock sold through the Agents under the Equity Distribution Agreement. The sales price per share of the Company’s common stock offered under the ATM Program, less the Agents’ commission, will not be less than the NAV per share of our common stock at the time of such sale. Saratoga Investment Advisors may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2023:

		Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
Long-Term Debt Obligations	Total	1 Year	Years	Years	5 Years
	($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	202,000	-	27,000	-	175,000
8.75% 2024 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$808,375	$20,000	$254,000	$359,375	$175,000

Off-balance sheet arrangements

As of May 31, 2023 and February 28, 2023, the Company’s off-balance sheet arrangements consisted of $143.0 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2023: and February 28, 2023: is shown in the table below (dollars in thousands):

	May 31, 2023	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	4,000	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$59,298	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$8,600	$-
ARC Health OpCo LLC	5,463	10,773
Artemis Wax Corp.	8,500	8,500
Ascend Software, LLC	3,200	3,200
Axero Holdings, LLC - Revolver	500	500
BQE Software, Inc.	4,000	-
C2 Educational Systems	3,000	-
Exigo, LLC	4,167	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	9,186	11,000
GoReact	1,000	2,500
JDXpert	-	1,000
Modis Dental Partners OpCo, LLC	7,500	-
Pepper Palace, Inc. - Delayed Draw Term Loan	2,000	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	1,000	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	19,500	-
Zollege PBC	1,000	1,000
	83,658	48,973
Total	$142,956	$108,771

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2023, the Company had cash and cash equivalents of $53.2 million and $30.0 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including LIBOR, SOFR, and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as LIBOR and SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility. In addition, substantially all of our assets have LIBOR transition language to include the use of an acceptable replacement rate, such as SOFR. At May 31, 2023, we had $773.4 million of borrowings outstanding. In addition, there were $35.0 million borrowings outstanding under the Encina Credit Facility as of May 31, 2023.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2023 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $9.7 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $9.7 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Interest Income	Increase (Decrease) in Net Interest Income*	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(9,737)	$350	$(9,387)	$(7,510)	$(0.63)
-50	(4,869)	175	(4,694)	(3,755)	(0.32)
-25	(2,434)	88	(2,346)	(1,877)	(0.16)
25	2,434	(88)	2,346	1,877	0.16
50	4,869	(175)	4,694	3,755	0.32
100	9,737	(350)	9,387	7,510	0.63
200	19,475	(700)	18,775	15,020	1.27
300	29,212	(1,050)	28,162	22,530	1.90
400	38,950	(1,400)	37,550	30,040	2.53

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended May 31, 2023 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.15	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.16	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.17	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.18	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.19	Form of 4.375% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.20	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.21	Form of 7.00% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).

4.22	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.23	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.25	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.15 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.9	Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 2, 2021).

10.10	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.11	First Amendment to the Credit and Security Agreement, dated as of January 27, 2023, by and among Saratoga Investment Fund II LLC, as borrower, Saratoga Investment Corp., as equityholder and as collateral manager, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent and as collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K, filed on February 2, 2023).

10.12	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.13	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.14	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

10.15	Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated July 9, 2020 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.16

First Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated January 28, 2021 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.17

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

SARATOGA INVESTMENT CORP.

Date: July 10, 2023	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer