Form 10-Q
period 2023-08-31
SARATOGA INVESTMENT CORP.
filed 2023-10-10
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2023

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

The number of outstanding common shares of the registrant as of October 6, 2023 was 13,114,977.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	August 31, 2023	February 28, 2023
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $953,247,363 and $819,966,208, respectively)	$947,924,370	$828,028,800
Affiliate investments (amortized cost of $44,385,672 and $25,722,320, respectively)	46,763,587	28,305,871
Control investments (amortized cost of $117,270,707 and $120,800,829, respectively)	104,256,803	116,255,582
Total investments at fair value (amortized cost of $1,114,903,742 and $966,489,357, respectively)	1,098,944,760	972,590,253
Cash and cash equivalents	19,305,025	65,746,494
Cash and cash equivalents, reserve accounts	29,127,875	30,329,779
Interest receivable (net of reserve of $4,673,871 and $2,217,300, respectively)	8,032,228	8,159,951
Management fee receivable	364,717	363,809
Other assets	436,948	531,337
Current tax receivable	99,676	436,551
Total assets	$1,156,311,229	$1,078,158,174

LIABILITIES
Revolving credit facility	$35,000,000	$32,500,000
Deferred debt financing costs, revolving credit facility	(1,111,801)	(1,344,005)
SBA debentures payable	189,000,000	202,000,000
Deferred debt financing costs, SBA debentures payable	(5,640,013)	(4,923,488)
8.75% Notes Payable 2024	20,000,000	-
Discount on 8.75% notes payable 2024	(435,518)	-
Deferred debt financing costs, 8.75% notes payable 2024	(18,465)	-
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(251,800)	(304,946)
Deferred debt financing costs, 7.00% notes payable 2025	(32,121)	(40,118)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(101,880)	(129,528)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	718,718	830,824
Deferred debt financing costs, 4.375% notes payable 2026	(2,128,206)	(2,552,924)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(347,969)	(408,932)
Deferred debt financing costs, 4.35% notes payable 2027	(1,204,903)	(1,378,515)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(309,003)	(344,949)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(141,155)	(159,334)
Deferred debt financing costs, 6.00% notes payable 2027	(2,573,601)	(2,926,637)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(1,447,465)	(1,622,376)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,766,716)	(1,944,536)
8.50% Notes Payable 2028	57,500,000	-
Deferred debt financing costs, 8.50% notes payable 2028	(1,882,934)	-
Base management and incentive fees payable	9,169,859	12,114,878
Deferred tax liability	2,786,512	2,816,572
Accounts payable and accrued expenses	1,965,484	1,464,343
Interest and debt fees payable	3,231,853	3,652,936
Directors fees payable	-	14,932
Due to manager	378,598	10,935
Total liabilities	794,232,474	731,200,132

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 12,729,781 and 11,890,500 common shares issued and outstanding, respectively	12,730	11,891
Capital in excess of par value	345,876,725	321,893,806
Total distributable earnings	16,189,300	25,052,345
Total net assets	362,078,755	346,958,042
Total liabilities and net assets	$1,156,311,229	$1,078,158,174
NET ASSET VALUE PER SHARE	$28.44	$29.18

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$28,489,719	$16,197,470	$54,800,512	$30,048,616
Affiliate investments	907,064	1,322,501	1,634,150	2,372,649
Control investments	2,085,448	1,513,666	4,131,308	3,059,796
Payment-in-kind interest income:
Non-control/Non-affiliate investments	493,338	85,746	618,233	171,427
Affiliate investments	215,547	29,167	423,136	29,167
Control investments	142,289	84,220	283,852	157,441
Total interest from investments	32,333,405	19,232,770	61,891,191	35,839,096
Interest from cash and cash equivalents	539,093	34,435	1,343,382	35,152
Management fee income	817,250	817,024	1,634,038	1,632,988
Dividend Income	1,631,583	212,688	3,472,513	512,817
Structuring and advisory fee income	45,000	1,408,086	1,474,222	2,259,814
Other income	147,814	147,843	330,842	252,111
Total investment income	35,514,145	21,852,846	70,146,188	40,531,978

OPERATING EXPENSES
Interest and debt financing expenses	12,413,462	7,922,025	24,106,284	14,793,538
Base management fees	4,840,899	4,104,105	9,405,088	7,906,168
Incentive management fees expense (benefit)	2,481,473	589,840	2,584,821	(1,314,145)
Professional fees	486,673	368,165	972,723	785,490
Administrator expenses	904,167	772,917	1,722,917	1,522,917
Insurance	81,901	90,226	163,802	177,536
Directors fees and expenses	111,000	110,000	200,068	220,000
General and administrative	467,116	299,445	1,297,844	966,861
Income tax expense (benefit)	(237,330)	(101,891)	(231,093)	(200,623)
Total operating expenses	21,549,361	14,154,832	40,222,454	24,857,742
NET INVESTMENT INCOME	13,964,784	7,698,014	29,923,734	15,674,236

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	-	7,943,838	90,691	8,106,347
Net realized gain (loss) from investments	-	7,943,838	90,691	8,106,347
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(11,657,451)	(13,878,470)	(13,385,585)	(14,512,759)
Affiliate investments	39,648	2,600,434	(205,636)	3,168,040
Control investments	5,880,232	(1,980,420)	(8,468,657)	(11,247,186)
Net change in unrealized appreciation (depreciation) on investments	(5,737,571)	(13,258,456)	(22,059,878)	(22,591,905)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(221,206)	(230,154)	(161,799)	(592,105)
Net realized and unrealized gain (loss) on investments	(5,958,777)	(5,544,772)	(22,130,986)	(15,008,413)
Realized losses on extinguishment of debt	(110,056)	(1,204,809)	(110,056)	(1,204,809)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,895,951	$948,433	$7,682,692	$(538,986)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.65	$0.08	$0.64	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,158,440	11,963,276	12,011,180	12,037,855

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2023	August 31, 2022
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$29,923,734	$15,674,236
Net realized gain from investments	90,691	8,106,347
Realized losses on extinguishment of debt	(110,056)	(1,204,809)
Income tax (provision) benefit from realized gain on investments	-	69,250
Net change in unrealized appreciation (depreciation) on investments	(22,059,878)	(22,591,905)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(161,799)	(592,105)
Net increase (decrease) in net assets resulting from operations	7,682,692	(538,986)

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(16,545,737)	(12,798,798)
Net decrease in net assets from shareholder distributions	(16,545,737)	(12,798,798)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock (1)	22,498,117	-
Capital contribution from manager	2,050,288	-
Stock dividend distribution	1,808,157	2,196,868
Repurchases of common stock	(2,157,605)	(7,420,421)
Repurchase fees	(1,772)	(5,911)
Offering costs	(213,427)	-
Net increase (decrease) in net assets from capital share transactions	23,983,758	(5,229,464)
Total increase (decrease) in net assets	15,120,713	(18,567,248)
Net assets at beginning of period	346,958,042	355,780,523
Net assets at end of period	$362,078,755	$337,213,275

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2023	August 31, 2022
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,682,692	$(538,986)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	2,707,440	1,594,054
Net accretion of discount on investments	(862,540)	(833,939)
Amortization of deferred debt financing costs	2,589,024	1,674,315
Realized losses on extinguishment of debt	110,056	1,204,809
Income tax expense (benefit)	(231,093)	(269,873)
Net realized (gain) loss from investments	(90,691)	(8,106,347)
Net change in unrealized (appreciation) depreciation on investments	22,059,878	22,591,905
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	161,799	592,105
Proceeds from sales and repayments of investments	17,103,496	105,173,099
Purchases of investments	(167,272,090)	(257,515,083)
(Increase) decrease in operating assets:
Interest receivable	127,723	73,870
Due from affiliate	-	73,298
Management fee receivable	(908)	(1,003)
Other assets	94,389	(465)
Current income tax receivable	336,875	64,638
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(2,945,019)	(3,417,662)
Accounts payable and accrued expenses	501,141	389,516
Current tax payable	-	(2,820,036)
Interest and debt fees payable	(421,083)	271,856
Directors fees payable	(14,932)	38,932
Excise tax payable	-	(630,183)
Due to manager	367,663	(74,562)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(117,996,180)	(140,465,742)

Financing activities
Borrowings on debt	46,500,000	79,500,000
Paydowns on debt	(57,000,000)	(18,340,000)
Issuance of notes	77,500,000	105,500,000
Repayments of notes	-	(43,125,000)
Payments of deferred debt financing costs	(4,085,214)	(5,087,947)
Discount on debt issuance, 6.00% notes 2027	-	(176,000)
Proceeds from issuance of common stock	22,498,117	-
Capital contribution from manager	2,050,288	-
Payments of cash dividends	(14,737,580)	(10,601,930)
Repurchases of common stock	(2,157,605)	(7,420,421)
Repurchases fees	(1,772)	(5,911)
Payments of offering costs	(213,427)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,352,807	100,242,791
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(47,643,373)	(40,222,951)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	96,076,273	52,870,342
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See Note 2)	$48,432,900	$12,647,391

Supplemental information:
Interest paid during the period	$21,938,344	$12,691,530
Cash paid for taxes	4,852	2,759,376
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(2,707,440)	(1,799,723)
Net accretion of discount on investments	862,540	833,939
Amortization of deferred debt financing costs	2,589,024	1,674,315
Stock dividend distribution	1,808,157	2,196,868

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2023

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 261.8% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.90% Cash, 7/18/2027	7/18/2022	$7,940,000	$7,874,743	$7,851,072	2.2%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,844,302	0.8%
		Total Alternative Investment Management Software			9,874,743	10,695,374	3.0%
BQE Software, Inc.	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 12.15% Cash, 4/13/2028	4/13/2023	$24,500,000	24,255,000	24,255,000	6.7%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 12.15% Cash, 4/13/2028	4/13/2023	$750,000	742,500	742,500	0.2%
		Total Architecture & Engineering Software			24,997,500	24,997,500	6.9%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.65% Cash, 5/10/2028	5/10/2023	$17,500,000	17,195,327	17,185,000	4.7%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,000,000	1,000,000	1,000,000	0.3%
		Total Association Management Software			18,195,327	18,185,000	5.0%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 12.08% Cash, 5/20/2026	5/20/2021	$57,500,000	57,159,311	57,517,250	15.9%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,738,970	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,622,086	0.4%
		Total Consumer Services			60,159,311	63,878,306	17.6%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,181,695	1.2%
		Total Corporate Education Software			475,698	4,181,695	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,512,620	0.7%
		Total Cyber Security			1,906,275	2,512,620	0.7%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.18%), 15.73% Cash, 4/29/2026	2/8/2023	$7,632,878	7,610,421	7,785,536	2.2%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Gen4 Dental Partners Holdings, LLC (i)(h)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,096,678	0.3%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.55% Cash, 11/25/2025	11/25/2020	$6,555,000	6,521,830	6,525,503	1.8%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.55% Cash, 11/25/2025	11/25/2020	$4,650,000	4,632,430	4,629,075	1.3%
		Total Dental Practice Management			19,792,200	20,036,792	5.6%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+5.75%), 11.18% Cash, 3/16/2027	3/16/2022	$24,437,500	24,275,643	24,088,044	6.7%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 11.18% Cash, 3/16/2027	3/16/2022	$-	-	(59,583)	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 11.18% Cash, 3/16/2027	3/16/2022	$-	-	(14,896)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,165,811	0.3%
		Total Direct Selling Software			25,317,310	25,179,376	7.0%
C2 Educational Systems, Inc. (d)(j)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.90% Cash, 5/31/2025	5/31/2017	$21,500,000	21,471,737	21,536,550	5.9%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	618,837	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 14.40% Cash/2.00% PIK, 5/11/2026	5/11/2021	$16,380,033	16,295,284	15,062,186	4.2%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 14.40% Cash/2.00% PIK, 5/11/2026	5/11/2021	$937,443	931,036	864,603	0.2%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	93,175	0.0%
		Total Education Services			39,447,961	38,175,351	10.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	9,462,554	2.6%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 14.10% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,047,007	8,006,292	8,036,546	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 14.10% Cash/1.00% PIK, 1/17/2025	1/18/2022	$1,260,935	1,260,935	1,259,296	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	301,167	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	226,219	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.40% Cash, 8/5/2027	8/5/2022	$27,000,000	26,775,750	26,316,900	7.3%
		Total Education Software			40,416,455	45,602,682	12.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	291,206	0.1%
		Total Facilities Maintenance			488,148	291,206	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.40% Cash, 7/31/2024	9/6/2019	$6,000,000	5,982,340	5,964,600	1.6%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.40% Cash, 7/31/2024	9/6/2019	$3,977,790	3,960,409	3,954,321	1.1%
		Total Field Service Management			9,942,749	9,918,921	2.7%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.40% Cash, 12/30/2026	12/30/2021	$22,713,926	22,611,867	22,377,760	6.2%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.40% Cash, 12/30/2026	12/30/2021	$3,286,074	3,259,717	3,237,440	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	528,107	0.1%
		Total Financial Services			26,121,584	26,143,307	7.2%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.16% Cash, 12/15/2026	12/15/2021	$6,000,000	5,956,894	5,964,600	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.16% Cash, 12/15/2026	12/15/2021	$4,050,000	4,016,094	4,026,105	1.1%
		Total Financial Services Software			9,972,988	9,990,705	2.7%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.83% Cash, 07/19/2028	7/19/2023	$10,000,000	9,900,000	9,900,000	2.7%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.83% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,900,000	9,900,000	2.7%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.40% Cash, 3/31/2028	3/31/2023	$30,000,000	29,710,838	29,700,000	8.2%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.40% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	2,000,000	0.6%
		Total Health/Fitness Franchisor			31,710,838	31,700,000	8.8%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	400,000	1,105,987	0.3%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.65% Cash, 1/31/2025	1/31/2017	$25,000,000	24,949,936	25,000,000	6.9%
		Total Healthcare Services			25,349,936	26,105,987	7.2%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.58% Cash, 1/31/2027	4/15/2019	$55,205,828	54,856,742	55,167,183	15.2%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.58% Cash, 1/31/2027	4/15/2019	$13,825,525	13,768,029	13,815,847	3.8%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,902,746	1.4%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.90% Cash, 5/12/2026	11/12/2020	$35,125,000	34,939,652	35,135,538	9.7%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.90% Cash, 5/12/2026	11/12/2020	$10,300,000	10,222,017	10,303,090	2.8%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	783,511	0.2%
		Total Healthcare Software			117,174,352	120,107,915	33.1%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.90%, 12/22/2025	12/22/2020	$3,136,517	3,120,142	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.90%, 12/22/2025	12/22/2020	$2,000,000	1,987,041	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	353,429	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 16.55% Cash/3.00% PIK, 12/31/2024	11/9/2018	$15,878,989	15,878,989	9,754,463	2.7%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.65% Cash, 11/15/2027	4/27/2020	$23,000,000	22,813,986	22,889,600	6.3%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.65% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,956,984	38,134,009	10.6%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.82%), 13.22% Cash, 11/16/2025	11/16/2020	$43,000,000	42,744,942	42,703,300	11.8%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.82%), 13.22% Cash, 11/16/2025	11/16/2020	$26,250,000	25,947,682	26,068,875	7.2%
		Total HVAC Services and Sales			68,692,624	68,772,175	19.0%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.75% Cash, 3/6/2025	3/6/2013	$1,907,586	1,907,586	1,907,586	0.5%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	6,660,427	1.8%
		Total Industrial Products			1,907,586	8,568,013	2.3%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 13.38% Cash, 10/1/2026	10/1/2021	$13,401,818	13,316,943	13,401,818	3.7%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,799,793	1.0%
		Total Insurance Software			15,816,943	17,201,611	4.7%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.90% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	11.9%
		Total IT Services			42,967,165	43,000,000	11.9%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.60% Cash, 8/8/2027	8/8/2022	$12,000,000	11,911,810	12,120,000	3.3%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.60% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,911,810	12,120,000	3.3%
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 13.08% Cash, 1/18/2027	1/18/2022	$21,140,400	20,972,034	20,711,250	5.7%
		Total Legal Software			20,972,034	20,711,250	5.7%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.40% Cash, 12/30/2028	12/10/2021	$18,952,500	18,615,176	18,588,612	5.1%
		Total Marketing Orchestration Software			18,615,176	18,588,612	5.1%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.48%), 13.88% Cash, 8/5/2027	8/5/2022	$6,500,000	6,431,969	6,538,350	1.8%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.48%), 13.88% Cash, 8/5/2027	8/5/2022	$18,241,000	18,019,497	18,348,622	5.1%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	4,238,424	1.2%
		Total Mental Healthcare Services			28,621,065	29,125,396	8.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25), 10.80% Cash, 8/26/2026	8/26/2021	$15,000,000	14,901,460	14,821,500	4.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00), 11.55% Cash, 8/26/2026	8/26/2021	$5,000,000	4,957,069	4,940,500	1.4%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,953,888	0.8%
		Total Mentoring Software			22,858,529	22,715,888	6.3%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 14.66% Cash/1.00% PIK, 6/30/2024	5/29/2018	$14,194,333	14,166,229	14,285,177	3.9%
		Total Non-profit Services			14,166,229	14,285,177	3.9%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.90% Cash, 12/31/2025	12/28/2012	$6,000,000	5,989,877	6,000,000	1.7%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	866,521	0.2%
		Total Office Supplies			6,389,877	6,866,521	1.9%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.50% Cash, 7/9/2025	7/9/2020	$14,000,000	13,935,536	13,813,800	3.8%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.50% Cash, 7/9/2025	2/12/2021	$38,500,000	38,295,389	37,987,950	10.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,459,433	0.4%
		Total Real Estate Services			53,603,482	53,261,183	14.7%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD BSBY+7.25%), 12.63% Cash, 6/27/2027	6/27/2022	$9,600,000	9,513,779	9,456,000	2.6%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,125,160	1,125,160	1,090,037	0.3%
		Total Research Software			10,638,939	10,546,037	2.9%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.33% Cash, 11/19/2026	11/19/2021	$12,000,000	11,917,079	11,914,800	3.3%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.33% Cash, 11/19/2026	11/19/2021	$9,000,000	8,937,166	8,936,100	2.5%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,234,926	0.3%
		Total Restaurant			21,854,245	22,085,826	6.1%
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (1M USD TERM SOFR+8.75%), 14.18% Cash, 9/20/2026	3/28/2023	$9,975,000	9,882,374	9,875,250	2.7%
		Total Roofing Contractor Software			9,882,374	9,875,250	2.7%
Pepper Palace, Inc. (d),(k)	Specialty Food Retailer	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.80% Cash, 6/30/2026	6/30/2021	$33,320,000	33,111,625	7,940,156	2.2%
Pepper Palace, Inc. (j),(k)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD TERM SOFR+6.25%), 11.80% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j),(k)	Specialty Food Retailer	Revolving Credit Facility (3M USD TERM SOFR+6.25%), 11.80% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series A)	6/30/2021	1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series B)	6/30/2021	197,035	197,035	-	0.0%
		Total Specialty Food Retailer			34,308,660	7,940,156	2.2%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.90% Cash, 2/21/2025	2/21/2020	$26,000,000	25,922,927	25,841,400	7.1%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.90% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	993,900	0.3%
		Total Sports Management			26,922,927	26,835,300	7.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,111,229	0.6%
		Total Staffing Services			100,000	2,111,229	0.6%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 14.16% Cash, 5/2/2027	5/2/2022	$6,000,000	5,950,936	6,102,000	1.7%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 14.16% Cash, 5/2/2027	5/2/2022	$1,000,000	990,581	1,017,000	0.3%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.40% Cash, 8/5/2028	8/5/2022	$20,000,000	19,872,450	19,964,000	5.7%
		Total Talent Acquisition Software			26,813,967	27,083,000	7.7%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 11.15% Cash, 5/12/2028	5/12/2023	$500,000	495,295	495,000	0.1%
		Total Veterinary Services			495,295	495,000	0.1%
Sub Total Non-control/Non-affiliate investments					953,247,363	947,924,370	261.8%
Affiliate investments - 12.9% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 14.55% Cash, 8/18/2027	8/18/2022	$7,000,000	6,940,505	6,960,800	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,690,752	5,647,686	5,571,816	1.5%
ETU Holdings, Inc. (f), (h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	2,541,168	0.7%
		Total Corporate Education Software			15,588,191	15,073,784	4.1%
Modis Dental Partners OpCo, LLC (f)	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.50%), 14.83% Cash, 4/18/2028	4/18/2023	$7,000,000	6,898,754	6,895,000	1.9%
Modis Dental Partners OpCo, LLC (j)(f)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.50%), 14.83% Cash, 4/18/2028	4/18/2023	$-	-	-	0.0%
Modis Dental Partners OpCo, LLC (f)	Dental Practice Management	Class A Preferred Units	4/18/2023	1,950,000	1,950,000	1,950,000	0.5%
		Total Dental Practice Management			8,848,754	8,845,000	2.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.55% Cash, 6/30/2026	6/30/2021	$5,500,000	5,462,973	5,515,950	1.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.55% Cash, 6/30/2026	6/30/2021	$1,100,000	1,091,537	1,103,190	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.55% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,650,000	0.7%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	4,185,000	1.2%
		Total Employee Collaboration Software			10,554,510	13,454,140	3.7%
Alpha Aesthetics Partners OpCo, LLC (f)	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.99%), 15.32% Cash, 3/20/2028	3/20/2023	$3,900,000	3,843,657	3,841,500	1.2%
Alpha Aesthetics Partners OpCo, LLC (f)(j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.99%), 15.32% Cash, 3/20/2028	3/20/2023	$3,755,496	3,700,560	3,699,163	1.0%
Alpha Aesthetics Partners OpCo, LLC (h)(f)	Healthcare Services	Class A Preferred Units	3/20/2023	1,850,000	1,850,000	1,850,000	0.5%
		Total Healthcare Services			9,394,217	9,390,663	2.7%
Sub Total Affiliate investments					44,385,672	46,763,587	12.9%
Control investments - 28.9% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD TERM SOFR +6.50%), 14.05% Cash/2.00% PIK 12/31/2025	7/3/2018	$5,595,892	5,581,036	5,499,083	1.5%
Netreo Holdings, LLC (d), (g)	IT Services	Delayed Draw Term Loan (3M USD TERM SOFR +6.50%), 14.05% Cash/2.00% PIK, 12/31/2025	5/26/2020	$22,337,997	22,255,700	21,951,549	6.1%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Units	7/3/2018	4,600,677	8,344,500	13,804,373	3.8%
		Total IT Services			36,181,236	41,255,005	11.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	25,119,531	15,207,152	4.2%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 15.40%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,952,845	2.5%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.95%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	11,449,475	3.2%
		Total Structured Finance Securities			45,887,031	35,609,472	9.9%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	2/17/2022	$17,618,954	17,618,954	17,618,954	4.9%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (h)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	9,773,372	2.7%
		Total Investment Fund			35,202,440	27,392,326	7.6%
Sub Total Control investments					117,270,707	104,256,803	28.9%
TOTAL INVESTMENTS - 303.6% (b)					$1,114,903,742	$1,098,944,760	303.6%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 13.4% (b)
U.S. Bank Money Market (l)	48,432,900	$48,432,900	$48,432,900	13.4%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	48,432,900	$48,432,900	$48,432,900	13.4%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of August 31, 2023, non-qualifying assets represent 6.2% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $362,078,755 as of August 31, 2023.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the six months ended August 31, 2023 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$450,923	$-	$-	$399,221
ETU Holdings, Inc.	-	-	943,929	-	-	(597,549)
Modis Dental Partners OpCo, LLC	8,845,000	-	390,949	-	-	(3,754)
Alpha Aesthetics Partners OpCo, LLC	9,390,664	-	271,485	-	-	(3,554)
Total	$18,235,664	$-	$2,057,286	$-	$-	$(205,636)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2023 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$-	$1,951,099	$-	$-	$(3,206,444)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	1,634,038	-	(2,145,053)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	834,775	-	-	94,980
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	728,762	-	-	121,439
Saratoga Senior Loan Fund I JV, LLC	-	-	900,524	-	-	-
Saratoga Senior Loan Fund I JV, LLC	-	-	-	-	-	(3,333,579)
Total	$-	$-	$4,415,160	$1,634,038	$-	$(8,468,657)

(h)	Non-income producing at August 31, 2023.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2023. (See Note 9 to the consolidated financial statements).

(k)	As of August 31, 2023, the investment was on non-accrual status. The fair value of these investments was approximately $17.7 million, which represented 1.6% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2023.

BSBY - Bloomberg Short-Term Bank Yield

SOFR - Secured Overnight Financing Rate

1M USD BSBY - The 1 month USD BSBY rate as of August 31, 2023 was 5.38%.

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of August 31, 2023 was 5.33%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of August 31, 2023 was 5.40%.

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

August 31, 2023

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate its compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC LP (“SBIC LP”), Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

The Company has formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC (“SIF II”), a Delaware limited liability company, for the purpose of entering into the senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility”).

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

The Company, SBIC LP, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC LP, SBIC II LP, or SBIC III LP’s status as investment companies during the three months ended August 31, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. The Company places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. Cash and cash equivalents are carried at cost which approximates fair value. Pursuant to Section 12(d)(1)(A) of the 1940 Act, the Company may not invest in another investment company, such as a money market fund, if such investment would cause the Company to:

●	own more than 3.0% of the investment company’s total outstanding voting stock;

●	hold securities in the investment company having an aggregate value in excess of 5.0% of the value of the Company’s total assets; or

●	hold securities in investment companies having an aggregate value in excess of 10.0% of the value of the Company’s total assets.

As of August 31, 2023, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits, representing payments received on secured investments or other reserved amounts associated with the Encina Credit Facility held by the Company’s wholly owned subsidiary, SIF II. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the Encina Credit Facility.

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within the Company’s wholly owned subsidiaries, SBIC LP, SBIC II LP and SBIC III LP.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2023	February 28, 2023
Cash and cash equivalents	$19,305,025	$65,746,494
Cash and cash equivalents, reserve accounts	29,127,875	30,329,779
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$48,432,900	$96,076,273

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “control investments” are defined as investments in companies in which the Company owns more than 25.0% of the voting securities or maintain greater than 50.0% of the board representation. Under the 1940 Act, “affiliated investments” are defined as those non-control investments in companies in which the Company owns between 5.0% and 25.0% of the voting securities. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by the Company’s board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. The Company values investments for which market quotations are not readily available at fair value as approved, in good faith, by the Company’s board of directors based on input from the Manager, the audit committee of the board of directors and a third-party independent valuation firm.

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	Each investment is initially valued by the responsible investment professionals of the Manager and preliminary valuation conclusions are documented, reviewed and discussed with our senior management; and

●	An independent valuation firm engaged by the Company’s board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. The Company uses a third-party independent valuation firm to value its investment in the subordinated notes of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), the Class F-2-R-3 Notes of the Saratoga CLO, and the Class E Notes of the SLF 2022 every quarter.

In addition, all investments are subject to the following valuation process:

●	The audit committee of the Company’s board of directors reviews and approves each preliminary valuation and the Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	The Company’s board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of the Manager, independent valuation firm (to the extent applicable) and the audit committee of the board of directors.

The Company uses multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

The Company’s investments in the subordinated notes of Saratoga CLO, Class F-2-R-3 Notes of the Saratoga CLO and the Class E Notes of SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of its investment in the subordinated notes of Saratoga CLO, Class F-2-R-3 Notes of the Saratoga CLO and the Class E Notes of SLF 2022. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine the valuation for our investment in Saratoga CLO.

The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value (“NAV”), or equivalent, of SLF JV as a practical expedient for fair value, provided by ASC 820.

Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The Company’s NAV could be materially affected if the determinations regarding the fair value of its investments were materially higher or lower than the values that the Company ultimately realizes upon the disposal of such investments.

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards of directors, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. New Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides for certain recordkeeping requirements associated with fair value determinations. Finally, the Securities and Exchange Commission (the “SEC”) rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. While the Company’s board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, the Company has established policies and procedures in compliance with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2023, our investment in two portfolio companies were on non-accrual status with a fair value of approximately $17.7 million, or 1.6% of the fair value of our portfolio. At February 28, 2023, our investment in one portfolio company was on non-accrual status with a fair value of approximately $9.8 million, or 1.0% of the fair value of our portfolio.

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

Payment-in-Kind Interest

The Company holds debt and preferred equity investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company stops accruing PIK interest if it is expected that the issuer will not be able to pay all principal and interest when due. The Company restores to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

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

The Company presents deferred debt financing costs on the balance sheet as a contra-liability, which is a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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

Income Taxes

The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. By meeting these requirements, the Company will not be subject to U.S. federal income tax on ordinary income or capital gains timely distributed to stockholders. Therefore, no provision has been recorded for federal income taxes, except as related to the Taxable Blockers (as defined below) and long-term capital gains, when applicable.

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

The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code or tax blockers, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC (“Taxable Blockers”). Taxable Blockers are consolidated in the Company’s U.S. GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s U.S. GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Taxable Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets of the Taxable Blockers are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2023, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2020, 2021, 2022 and 2023 federal tax years for the Company remain subject to examination by the IRS. At August 31, 2023, and February 28, 2023, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Capital Gains Incentive Fee

The Company records an expense accrual on the consolidated statements of operations relating to the capital gains incentive fee payable to the Manager, as recorded on the consolidated statements of assets and liabilities when the net realized and unrealized gain on its investments exceed all net realized and unrealized capital losses on its investments, as a capital gains incentive fee would be owed to the Manager if the Company were to liquidate its investment portfolio at such time.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. With the adoption of ASU 2020-04, there was no significant impact to the Company’s financial position.

Risk Management

In the ordinary course of its business, the Company manages a variety of risks, including market and credit risk. Market risk is the risk of potential adverse changes to the value of investments because of changes in market conditions such as interest rate movements and volatility in investment prices.

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2). Consistent with our valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of August 31, 2023 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$929,392	$-	$929,392
Second lien term loans	-	-	15,326	-	15,326
Unsecured term loans	-	-	17,619	-	17,619
Structured finance securities	-	-	35,609	-	35,609
Equity interests	-	-	91,225	9,774	100,999
Total	$-	$-	$1,089,171	$9,774	$1,098,945

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2023 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2023	$798,534	$14,936	$20,661	$41,362	$83,990	$959,483
Payment-in-kind and other adjustments to cost	800	408	-	(3,824)	(91)	(2,707)
Net accretion of discount on investments	858	4	-	-	-	862
Net change in unrealized appreciation (depreciation) on investments	(16,192)	(22)	341	(1,929)	(924)	(18,726)
Purchases	159,113	-	-	-	8,159	167,272
Sales and repayments	(13,721)	-	(3,383)	-	-	(17,104)
Net realized gain (loss) from investments	-	-	-	-	91	91
Balance as of August 31, 2023	$929,392	$15,326	$17,619	$35,609	$91,225	$1,089,171
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(16,151)	$(22)	$(5)	$(1,929)	$(925)	$(19,032)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the six months ended August 31, 2023.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the three months ended August 31, 2022.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2023 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$929,392	Market Comparables	Market Yield (%)	11.3% - 18.1%	13.1%
			Revenue Multiples (x)	0.3x - 5.3x	3.5x
			EBITDA Multiples (x)	5.0x – 15.0x	11.4x
Second lien term loans	15,326	Market Comparables	Market Yield (%)	15.7% - 60.9%	44.4%
			Revenue Multiples (x)	20.2x - 20.2x	20.2x
Unsecured term loans	17,619	Collateral Value Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities	35,609	Discounted Cash Flow	Discount Rate (%)	12.0% - 22.0%	16.9%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	91,225	Enterprise Value Waterfall	EBITDA Multiples (x)	0.3x - 28.6x	12.0x
			Revenue Multiples (x)	1.3x - 10.9x	6.4x
Total	$1,089,171

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2023 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$798,534	Market Comparables	Market Yield (%)	10.5% - 23.1%	12.8%
			Revenue Multiples (x)	4.1x	4.1x
			EBITDA Multiples (x)	8.0x	8.0x
Second lien term loans	14,936	Market Comparables	Market Yield (%)	15.6% - 61.8%	45.8%
Unsecured term loans	20,661	Market Comparables	Market Yield (%)	10.0% - 28.8%	12.6%
		Market Comparables	Market Quote (%)	100.0%	100.0%
		Collateral Valuae Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities	41,362	Discounted Cash Flow	Discount Rate (%)	12.0% - 22.0%	17.6%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	83,990	Enterprise Value Waterfall	EBITDA Multiples (x)	5.5x - 28.6x	11.0x
			Revenue Multiples (x)	1.3x - 11.2x	6.4x
Total	$959,483

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of August 31, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$955,513	85.7%	$929,392	84.6%
Second lien term loans	21,527	1.9	15,326	1.4
Unsecured term loans	17,619	1.6	17,619	1.6
Structured finance securities	45,887	4.1	35,609	3.2
Equity interests	74,358	6.7	100,999	9.2
Total	$1,114,904	100.0%	$1,098,945	100.0%

The composition of our investments as of February 28, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$808,464	83.7%	$798,534	82.1%
Second lien term loans	21,114	2.2	14,936	1.5
Unsecured term loans	21,001	2.2	20,661	2.1
Structured finance securities	49,711	5.1	41,362	4.3
Equity interests	66,199	6.8	97,097	10.0
Total	$966,489	100.0%	$972,590	100.0%

For loans and debt securities for which market quotations are not readily available, the Company determines their fair value based on third party indicative broker quotes, where available, or the inputs that a hypothetical market participant would use to value the security in a current hypothetical sale using a market comparables valuation technique. In applying the market comparables valuation technique, the Company determines the fair value based on such factors as market participant inputs including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If, in the Company’s judgment, the market comparables technique is not sufficient or appropriate, the Company may use additional techniques such as an asset liquidation or expected recovery model.

For equity securities of portfolio companies and partnership interests, the Company determines the fair value using an enterprise value waterfall valuation technique. Under the enterprise value waterfall valuation technique, the Company determines the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, the Company weighs some or all of the traditional market valuation techniques and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The techniques for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, the Company may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities. The Company also takes into account historical and anticipated financial results.

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at August 31, 2023. The inputs at August 31, 2023 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 12.0%-22.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: $98.00 for six months; then L+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of August 31, 2023, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4 and Note 5 for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, extended its legal maturity to April 2033, and added a non-call period of February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Note for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

The Saratoga CLO remains effectively 100.0% owned and managed by the Company. The Company receives a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

For the three months ended August 31, 2023 and August 31, 2022, the Company accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.0 million and $0.4 million, respectively, from the subordinated notes of Saratoga CLO.

For the six months ended August 31, 2023 and August 31, 2022, the Company accrued management fee income of $1.6 million and $1.6 million, respectively, and interest income of $0.0 million and $1.0 million, respectively, from the subordinated notes of Saratoga CLO.

As of August 31, 2023, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $15.2 million and $9.0 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2023, Saratoga CLO had investments with a principal balance of $651.6 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of August 31, 2023, the present value of the projected future cash flows of the subordinated notes was approximately $15.2 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $79.5 million, management fees of $33.5 million and incentive fees of $1.2 million.

As of February 28, 2023, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $21.2 million. As of February 28, 2023, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $8.8 million. As of February 28, 2023, Saratoga CLO had investments with a principal balance of $645.6 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As of February 28, 2023, the present value of the projected future cash flows of the subordinated notes, was approximately $21.2 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. As of February 28, 2023, the Company has received distributions of $77.7 million, management fees of $31.9 million and incentive fees of $1.2 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2023 (unaudited) and February 28, 2023 and for the three and six months ended August 31, 2023 (unaudited) and August 31, 2022 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2023	February 28, 2023
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $639,305,552 and $645,599,001, respectively)	$602,604,076	$605,954,468
Equities at fair value (amortized cost of $440,405 and $0, respectively)	512,853	-
Total investments at fair value (amortized cost of $639,745,957 and $645,599,001, respectively)	603,116,929	605,954,468
Cash and cash equivalents	14,149,358	23,776,950
Receivable from open trades	418,500	1,827,460
Interest receivable (net of reserve of $620,629 and $234,690, respectively)	4,683,582	3,026,720
Due from affiliate (See Note 7)	-	119,150
Prepaid expenses and other assets	74,498	152,760
Total assets	$622,442,867	$634,857,508

LIABILITIES
Interest payable	$5,561,147	$4,662,695
Payable from open trades	6,690,531	23,184,337
Accrued base management fee	72,943	72,762
Accrued subordinated management fee	291,774	291,047
Accounts payable and accrued expenses	98,902	82,565
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(232,101)	(244,234)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,411,271)	(2,537,315)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,802,150)	(1,897,076)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(38,136,836)	(40,130,353)
Total liabilities	692,132,939	705,484,428
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(69,690,322)	(70,627,170)
Total net deficit	(69,690,072)	(70,626,920)
Total liabilities and net assets	$622,442,867	$634,857,508

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
INVESTMENT INCOME
Total interest from investments	$15,662,824	$9,176,167	$30,640,303	$17,321,614
Interest from cash and cash equivalents	156,192	6,105	341,236	6,105
Other income	216,150	12,108	470,224	115,604
Total investment income	16,035,166	9,194,380	31,451,763	17,443,323
EXPENSES
Interest and debt financing expenses	14,780,606	8,577,449	28,704,737	16,109,813
Base management fee	163,450	163,405	326,808	326,598
Subordinated management fee	653,801	653,619	1,307,231	1,306,390
Professional fees	133,365	129,229	172,891	210,393
Trustee expenses	66,540	64,742	129,034	132,828
Other expense	68,889	113,216	139,885	151,305
Total expenses	15,866,651	9,701,660	30,780,586	18,237,327
NET INVESTMENT INCOME (LOSS)	168,515	(507,280)	671,177	(794,004)

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(641,267)	(1,144,858)	(2,749,834)	(1,067,201)
Net change in unrealized depreciation on investments	13,352,743	(1,544,463)	3,015,505	(26,226,451)
Net realized and unrealized gain (loss) on investments	12,711,476	(2,689,321)	265,671	(27,293,652)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,879,991	$(3,196,601)	$936,848	$(28,087,656)

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2023

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						15,981	$-	$65,043
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
URS TOPCO LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	447,810
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.67%	2/7/2029	$2,486,203	2,389,059	2,430,263
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	10.21%	7/8/2028	2,483,696	2,157,622	2,303,628
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.45%	4/30/2025	1,900,276	1,897,987	1,822,782
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD SOFR+	4.00%	0.75%	9.45%	8/11/2028	691,846	686,842	691,632
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.13%	5/9/2025	2,328,986	2,323,225	2,231,471
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.25%	5/1/2030	1,678,901	1,666,633	1,671,564
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.09%	10/18/2027	2,940,000	2,864,261	2,869,264
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD SOFR+	3.50%	0.75%	9.13%	8/11/2028	1,980,000	1,852,750	1,979,644
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	5.00%	0.00%	10.63%	8/15/2025	4,690,915	4,620,736	4,585,369
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD SOFR+	4.75%	0.75%	10.16%	4/6/2028	2,487,342	2,333,826	2,451,076
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	7.32%	0.00%	7.42%	10/10/2025	1,654,803	1,646,087	1,624,471
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	2/4/2028	244,375	244,062	244,001
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.93%	3/12/2026	2,115,398	2,104,178	2,062,513
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.89%	2/10/2027	4,371,665	4,349,322	3,787,742
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	8.93%	11/5/2027	982,500	982,008	981,537

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	9.18%	5/12/2028	1,965,000	1,957,914	1,907,897
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+	5.00%	1.00%	10.34%	4/30/2025	1,139,235	1,138,397	912,527
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	1/29/2028	488,750	487,157	485,084
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	6M USD SOFR+	3.50%	0.50%	8.44%	12/13/2029	492,500	478,840	490,500
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan (01/23)	Loan	1M USD SOFR+	6.00%	1.00%	11.33%	4/5/2028	2,997,797	2,996,185	2,993,121
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD SOFR+	2.25%	0.75%	7.70%	2/17/2028	1,950,023	1,932,535	1,947,586
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.25%	8/11/2025	952,500	951,018	710,803
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	6M USD LIBOR+	2.75%	1.00%	8.04%	12/7/2023	467,650	467,545	382,500
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	7/18/2026	1,969,554	1,945,580	1,943,300
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.00%	0.75%	11.43%	11/19/2027	2,955,000	2,912,144	2,944,835
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	10.95%	9/1/2027	500,000	494,609	485,000
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	10.95%	9/1/2027	1,825,000	1,805,295	1,784,503
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.31%	7/26/2028	497,500	468,433	496,878

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	10/1/2026	1,757,184	1,752,477	1,759,697
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	9.29%	5/14/2027	318,919	316,836	316,527
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	5/15/2026	2,923,858	2,901,774	2,733,807
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	3/6/2028	977,500	970,599	909,075
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD SOFR+	3.10%	0.50%	8.43%	10/21/2028	1,481,250	1,478,446	1,477,547
AppLovin Corporation	High Tech Industries	Term Loan (08/23)	Loan	1M USD SOFR+	3.00%	0.50%	8.41%	8/15/2030	974,490	974,490	971,079
Aramark Services, Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.20%	1/15/2027	2,331,250	2,286,538	2,323,977
Aramark Services, Inc.	Services: Consumer	Term Loan B (4/21)	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	4/1/2028	1,753,715	1,747,790	1,751,523
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.18%	9/23/2028	986,274	983,261	963,008
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.68%	12/6/2027	1,469,697	1,462,459	1,427,208
ARCIS GOLF LLC (a)	Services: Consumer	Delayed Draw Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.70%	11/23/2028	-	(1,000)	(250)
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	9.70%	11/19/2028	398,990	395,018	397,992
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD SOFR+	4.25%	0.00%	9.68%	10/1/2025	1,906,223	1,904,090	1,909,597
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	4.50%	0.00%	9.92%	3/8/2030	750,000	735,157	747,893
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD SOFR+	1.75%	0.00%	7.18%	9/7/2027	972,500	969,618	970,983
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	2/12/2027	984,694	982,058	981,001
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	2/12/2027	980,000	980,000	974,688
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	2/12/2027	493,750	493,003	492,308
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	10.66%	9/15/2028	2,955,000	2,933,548	1,894,155
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	3M USD LIBOR+	3.25%	0.00%	8.79%	12/18/2026	2,949,731	2,942,970	2,864,927
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	9.43%	8/19/2028	1,985,000	1,898,493	1,908,359
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.82%	2/15/2029	1,323,857	1,319,269	1,306,753

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	3M USD SOFR+	6.50%	0.00%	12.00%	1/31/2026	2,353,325	2,350,577	940,153
Avison Young (Canada) Inc	Services: Business	Term Loan (08/22)	Loan	3M USD SOFR+	7.00%	0.00%	12.63%	1/31/2026	744,375	711,038	310,777
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD SOFR+	2.25%	0.50%	7.66%	12/1/2027	487,500	484,331	486,891
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	2.50%	0.00%	7.81%	6/8/2028	1,000,000	944,377	1,000,250
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (08/23)	Loan	1M USD SOFR+	2.50%	0.50%	7.81%	12/20/2029	922,500	914,178	923,939
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.00%	0.75%	11.45%	9/20/2027	462,500	452,222	444,000
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	10/10/2026	579,183	576,446	573,802
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD SOFR+	1.75%	0.00%	7.20%	11/19/2026	1,447,500	1,425,936	1,437,454
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.39%	5/29/2029	990,000	985,977	979,486
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.91%	10/14/2027	1,220,100	1,210,518	1,211,462
Barnes Group Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.41%	8/9/2030	250,000	248,125	250,208
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	10.66%	2/1/2027	1,900,000	1,737,905	1,548,500
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	9.45%	4/6/2026	244,275	244,275	243,867
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	9.58%	4/6/2026	1,987,348	1,964,323	1,989,832
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD SOFR+	2.43%	0.50%	8.06%	4/13/2028	1,955,000	1,941,672	1,953,045
Belron Finance US LLC	Automotive	Term Loan (04/23)	Loan	3M USD SOFR+	2.75%	0.50%	8.16%	4/17/2029	250,000	248,815	250,000
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.67%	1/24/2029	1,980,000	1,979,219	1,873,575
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	4/23/2026	1,457,685	1,451,300	1,428,531
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.70%	4/23/2026	974,684	970,699	949,098

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD SOFR+	2.50%	0.00%	8.00%	3/4/2028	977,500	975,993	962,026
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD SOFR+	2.00%	0.00%	7.43%	5/24/2027	1,447,549	1,442,454	1,436,330
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan 12/22	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	12/12/2029	496,250	484,717	496,354
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.20%	10/2/2025	513,768	513,768	513,352
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	3/5/2026	977,500	977,500	972,309
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD SOFR+	3.00%	0.00%	8.45%	1/22/2027	2,933,625	2,930,258	2,905,961
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	8/1/2025	1,455,151	1,456,158	1,452,866
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	3.75%	0.00%	9.12%	7/1/2029	496,250	485,413	495,476
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.67%	11/1/2026	1,940,238	1,932,124	1,935,639
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	3/31/2028	2,450,000	2,432,794	2,408,154
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	3/9/2030	498,750	493,877	498,216
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	7.95%	6/5/2028	2,474,684	2,273,213	2,334,097
CAPSTONE BORROWER INC	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+	3.75%	0.00%	9.00%	6/15/2030	1,000,000	985,348	992,500
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	3M USD SOFR+	6.75%	0.00%	12.25%	7/31/2026	4,035,492	4,014,259	3,874,073
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD SOFR+	3.75%	0.00%	9.20%	1/27/2027	1,955,012	1,947,126	1,461,371
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	8.00%	10/21/2027	995,000	988,133	993,398
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	1/6/2028	2,954,811	2,812,662	1,591,904
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	8.18%	11/1/2025	2,481,505	2,122,937	2,127,891
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.70%	9/16/2028	246,250	245,834	245,634
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	9.24%	12/17/2027	244,375	242,754	241,523
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.20%	3/5/2028	977,500	974,107	936,768
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	9.49%	3/5/2028	995,000	950,326	950,225
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	0.00%	11.18%	9/25/2025	2,387,500	2,379,509	1,788,381
CDK GLOBAL, INC.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.25%	0.50%	9.49%	7/6/2029	995,000	968,319	995,239

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	3M USD SOFR+	4.75%	1.00%	10.32%	7/14/2026	2,947,500	2,929,703	2,936,771
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.95%	8/27/2028	873,330	866,899	871,557
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD SOFR+	2.25%	0.00%	7.70%	3/15/2027	3,862,828	3,859,639	2,506,551
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.50%	10.56%	2/11/2028	1,492,500	1,403,429	1,469,739
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	8/10/2028	2,399,716	2,358,116	2,360,721
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	2.00%	0.00%	7.43%	3/17/2028	488,750	487,996	488,750
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	5/17/2028	1,969,899	1,888,680	1,943,364
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (07/23)	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	7/29/2030	4,887,500	4,886,389	4,863,063
Clarios Global LP	Automotive	Incremental Term Loan (04/23)	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	5/5/2030	1,200,000	1,194,106	1,196,628
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.91%	8/9/2026	3,422,327	3,406,175	3,251,211
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	9.61%	4/13/2029	1,485,000	1,453,394	1,473,863
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD SOFR+	2.75%	0.50%	8.23%	5/14/2028	431,488	430,777	431,488
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	9.70%	10/16/2028	2,776,423	2,709,810	2,752,129
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD SOFR+	3.50%	1.00%	8.83%	12/11/2026	2,902,500	2,813,077	2,892,980
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.95%	10/2/2027	2,714,005	2,536,135	2,340,829
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD SOFR+	2.25%	0.00%	7.67%	1/31/2028	4,000,000	3,989,882	3,912,520
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	6/2/2028	2,456,250	2,447,592	2,285,197
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	3/2/2027	1,950,000	1,950,000	1,948,109
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	11/27/2028	1,596,000	1,584,990	1,594,005
CROCS INC	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.43%	2/19/2029	1,710,000	1,651,545	1,714,087

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD SOFR+	4.00%	0.75%	9.45%	9/15/2027	490,000	489,764	490,000
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD SOFR+	5.00%	0.75%	10.43%	4/27/2027	3,404,110	3,380,765	3,407,309
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.92%	4/15/2027	482,500	482,500	436,059
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.81%	4/15/2027	2,388,032	2,378,887	2,248,738
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	6M USD SOFR+	5.00%	0.50%	10.34%	2/15/2029	2,221,875	2,174,009	2,171,883
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	11.63%	11/2/2027	1,945,824	1,908,257	1,719,622
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	3/3/2028	1,357,439	1,355,226	1,280,404
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD SOFR+	4.00%	0.75%	9.45%	3/5/2028	1,278,750	1,274,454	1,257,970
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan (6/23)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	6/29/2029	992,500	948,813	992,252
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	9.33%	10/16/2026	1,462,217	1,462,217	1,455,797
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	11/16/2029	5,373,000	5,265,049	5,317,765
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	1/15/2030	1,000,000	990,871	1,002,500
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	9.25%	10/4/2028	987,500	984,405	955,288
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	10.08%	3/31/2028	496,250	478,520	491,908
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	15.29%	5/25/2026	342,343	335,048	213,965
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	1M USD SOFR+	5.25%	0.00%	10.54%	8/24/2026	3,374,880	3,065,190	81,368
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	5.00%	0.75%	10.45%	8/2/2027	3,370,000	3,346,415	3,327,100
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	9.62%	10/4/2029	1,492,500	1,384,569	1,430,009
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.64%	3/25/2028	490,000	486,663	449,575
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	10.93%	11/30/2028	1,277,052	1,242,613	1,273,859
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	9.42%	11/30/2028	1,984,848	1,806,146	1,907,936
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	10.68%	12/15/2028	3,952,475	3,819,666	3,596,752
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.20%	3/1/2028	6,370,000	6,336,058	6,354,075
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.20%	8/21/2025	198,929	198,630	198,432

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.50%	8.68%	1/31/2030	2,034,413	2,031,254	2,003,897
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (08/23)	Loan	1M USD SOFR+	4.00%	0.50%	9.33%	1/31/2030	1,100,000	1,072,515	1,094,500
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	8/16/2028	985,000	981,442	974,126
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	11/23/2028	1,975,000	1,971,801	1,920,688
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.95%	4/7/2028	2,177,437	2,171,956	2,148,478
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	3M USD SOFR+	4.25%	0.00%	9.77%	6/26/2025	1,878,413	1,878,413	1,806,808
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.45%	11/1/2028	493,750	491,996	492,210
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	11.95%	12/14/2025	2,050,269	2,007,259	1,953,906
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD SOFR+	3.00%	0.50%	8.34%	3/30/2029	2,611,821	2,593,724	2,590,613
Emerson Climate Technologies Inc	Services: Business	Term Loan B (04/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.33%	5/31/2030	626,147	620,057	626,541
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	14.50%	3/27/2028	2,335,285	2,329,664	1,704,758
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD LIBOR+	3.50%	0.75%	8.79%	2/10/2028	2,450,000	2,442,065	2,333,625
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	6M USD SOFR+	3.50%	0.50%	8.44%	10/30/2029	1,495,000	1,478,509	1,496,869
Envision Healthcare Corporation (b)	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	9.29%	10/10/2025	4,766,742	4,765,456	35,751
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	11.27%	10/6/2029	987,500	915,869	966,930
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	10.09%	12/11/2028	985,000	977,565	986,231
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.25%	2/18/2027	1,938,142	1,938,142	1,524,213
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (08/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.37%	6/27/2029	2,830,950	2,827,777	2,829,761
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	10.88%	3/30/2027	4,887,500	4,835,242	4,814,188
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	8.04%	2/1/2027	5,118,899	5,108,521	5,012,272
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	8.50%	7/21/2028	719,282	715,455	699,840
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	3.00%	0.50%	8.50%	7/21/2028	269,608	268,164	262,320

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD SOFR+	3.25%	1.00%	8.77%	4/18/2025	1,330,058	1,327,569	1,313,433
Flutter Entertainment PLC	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+	2.25%	0.00%	7.75%	7/21/2026	1,965,000	1,962,657	1,963,330
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.75%	7/21/2028	744,375	729,794	744,330
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.58%	6/30/2028	1,479,843	1,464,270	1,474,797
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD SOFR+	4.75%	0.75%	10.31%	3/10/2026	799,104	794,721	715,198
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	10.38%	3/10/2026	2,992,500	2,866,346	2,663,325
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	8/1/2025	4,286,227	4,275,078	4,283,569
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	1/29/2027	1,940,000	1,938,138	1,928,884
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.88%	4/30/2028	1,473,750	1,468,712	1,436,287
Gates Global LLC	Automotive	Term Loan (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	11/15/2029	248,125	241,277	248,177
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD SOFR+	3.00%	0.50%	8.63%	12/31/2027	2,237,147	2,225,126	2,233,791
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD SOFR+	2.00%	0.00%	7.34%	12/30/2026	1,451,250	1,447,636	1,450,989
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	3,046,594	2,779,212	3,029,472
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.77%	11/29/2025	4,872,123	4,751,788	4,573,706
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD SOFR+	2.00%	0.00%	7.45%	8/10/2027	952,319	952,319	951,843
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD SOFR+	5.25%	0.75%	10.68%	12/1/2027	1,915,517	1,901,260	1,819,741
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.00%	0.75%	8.45%	8/7/2027	948,542	944,284	945,820
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD SOFR+	3.75%	0.75%	9.20%	3/6/2028	975,131	971,794	971,172
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.64%	1/24/2029	153,125	152,882	152,598
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.95%	2/24/2028	2,822,368	2,820,777	2,819,715

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD SOFR+	4.75%	0.75%	10.25%	5/27/2028	1,984,810	1,641,690	1,829,995
GYP HOLDINGS III CORP.	Construction & Building	2023 Refinancing Term Loans	Loan	1M USD SOFR+	3.00%	0.00%	8.33%	4/25/2030	250,000	248,767	250,470
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	10/19/2027	3,420,854	3,404,776	3,401,903
Helix Gen Funding, LLc	Energy: Electricity	Term Loan	Loan	3M USD SOFR+	4.75%	1.00%	10.05%	12/31/2027	1,000,000	980,374	998,750
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	7/14/2028	3,190,327	3,186,207	3,187,009
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	8/18/2025	3,490,000	3,485,290	3,454,542
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	11/17/2028	2,305,842	2,298,587	2,174,409
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	8.75%	11/12/2027	2,141,210	2,134,001	2,125,965
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	3M USD SOFR+	3.00%	0.00%	8.63%	3/17/2028	5,865,000	5,825,024	5,777,025
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.89%	2/26/2029	1,984,962	1,733,435	1,926,664
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.27%	3/2/2028	4,786,627	4,779,779	4,727,991
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	11/1/2028	1,970,000	1,962,846	1,939,229
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+	4.25%	0.50%	9.67%	10/31/2028	500,000	487,852	498,125
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	3/6/2028	2,204,484	2,203,734	2,105,283
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	9.18%	3/13/2030	500,000	495,106	496,875
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	2/9/2030	1,000,000	990,251	992,250
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	1/29/2026	1,969,899	1,927,342	1,955,125
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.20%	10/27/2028	493,750	493,463	492,210
Ingram Micro Inc.	Wholesale	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	9.04%	6/30/2028	1,095,000	1,086,920	1,092,602
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+	5.50%	1.00%	10.71%	5/1/2026	3,350,000	3,238,692	3,253,688
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.70%	2/4/2027	483,750	482,592	482,391
INSTANT BRANDS HOLDINGS INC. (b)	Consumer goods: Durable	Term Loan 4/21	Loan	6M USD LIBOR+	5.00%	0.75%	10.63%	4/7/2028	3,942,576	3,927,628	768,802

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	PIK DIP Term Loan	Loan	1M USD SOFR+	3.00%	1.00%	8.45%	12/12/2023	1,557,178	1,429,865	1,526,034
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	DIP Term Loan (08/23)	Loan	1M USD SOFR+	3.00%	1.00%	8.45%	12/12/2023	318,840	305,445	303,657
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B (1/22)	Loan	1M USD SOFR+	3.00%	0.75%	8.43%	12/15/2027	497,481	492,915	494,421
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,206,711	758,822	1,043,805
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.20%	1/31/2028	3,900,000	3,898,170	3,890,250
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	4.25%	0.75%	9.98%	3/1/2028	980,000	976,744	903,070
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.13%	11/15/2025	3,456,884	3,442,190	1,199,539
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	10.48%	2/12/2026	1,466,250	1,463,521	1,370,035
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD SOFR+	3.25%	0.75%	8.75%	3/13/2028	488,700	487,657	486,868
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	9.42%	4/9/2030	997,500	968,332	999,994
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	9/1/2027	488,806	481,130	477,808
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	1,056,778	470,434	808,436
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	6.45%	6/30/2025	350,403	350,403	178,705
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	10.18%	2/16/2029	2,488,574	2,070,979	2,196,166
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	3.50%	1.00%	8.95%	2/28/2025	2,616,496	2,604,897	2,477,507
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	6M USD LIBOR+	4.75%	0.75%	9.96%	3/17/2028	980,000	977,485	962,850
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	3M USD SOFR+	4.75%	0.00%	10.27%	8/31/2027	3,900,000	3,852,878	2,499,666
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,900,617	29,135

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+	1.75%	0.00%	7.17%	11/11/2026	1,201,630	1,200,516	1,201,630
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	10/16/2028	246,875	246,024	244,767
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	9.68%	10/14/2028	500,000	487,372	499,530
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan	Loan	1M USD SOFR+	4.50%	0.00%	9.81%	6/14/2030	1,000,000	985,292	1,000,000
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	12.49%	3/29/2029	2,812,500	2,732,052	2,728,125
MAGNITE, INC.	Services: Business	Term Loan	Loan	6M USD SOFR+	5.00%	0.75%	10.93%	4/28/2028	2,949,899	2,890,185	2,942,524
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD SOFR+	1.75%	0.00%	7.17%	8/29/2025	1,317,074	1,317,074	1,312,135
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	7.26%	2/15/2027	250,000	249,714	249,375
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (02/23)	Loan	1M USD SOFR+	5.00%	0.00%	10.43%	2/27/2028	3,450,000	3,355,217	3,442,617
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD SOFR+	4.75%	0.50%	10.20%	7/28/2028	1,965,000	1,949,302	1,924,069
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD SOFR+	4.00%	0.50%	9.45%	12/18/2028	493,750	491,120	417,713
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD SOFR+	4.50%	0.75%	9.78%	12/22/2027	1,976,319	1,954,909	1,976,319
Messer Industries GmbH	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD SOFR+	2.50%	0.00%	8.00%	3/1/2026	2,870,099	2,861,655	2,868,118
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	9.75%	4/8/2028	2,454,925	2,440,915	2,271,640
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.83%	3/28/2028	498,750	479,916	493,349
Moneygram International, Inc.	Services: Business	Term Loan	Loan	3M USD SOFR+	5.50%	0.50%	10.78%	5/31/2030	2,500,000	2,119,884	2,297,500
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	4.75%	0.50%	9.97%	8/1/2030	500,000	495,000	498,750
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD SOFR+	4.25%	0.50%	9.92%	9/1/2028	2,977,273	2,730,578	2,793,069
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	8.39%	11/23/2028	2,955,000	2,949,824	2,948,529
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	10.68%	2/22/2029	2,984,887	2,426,417	2,216,278

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	11/14/2025	3,323,547	3,309,483	3,306,929
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	3/2/2028	2,722,119	2,714,693	2,376,764
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	9.09%	3/2/2028	87,464	87,179	76,367
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	9/18/2026	657,625	653,314	658,507
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	12.91%	8/9/2024	2,649,459	2,594,257	2,291,782
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	7.43%	9/12/2029	1,329,898	1,324,584	1,327,239
Novae LLC	Automotive	Term Loan B	Loan	6M USD SOFR+	5.00%	0.75%	10.34%	12/22/2028	1,975,000	1,963,031	1,777,500
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.95%	9/29/2025	2,205,000	2,202,972	2,197,657
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	2/23/2029	2,479,943	2,381,937	2,056,295
On Assignment, Inc.	Services: Business	Term Loan 8/23	Loan	1M USD SOFR+	2.25%	0.00%	7.57%	8/15/2030	600,000	598,500	601,128
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	2.75%	0.50%	8.18%	1/31/2030	1,492,500	1,449,521	1,493,336
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	6/2/2028	2,118,750	2,111,544	2,120,742
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	4.00%	0.50%	9.43%	5/2/2030	500,000	490,234	498,960
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.45%	6/18/2025	1,457,431	1,454,363	1,454,604
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	9/20/2028	982,500	978,989	981,842
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	10.28%	7/6/2028	941,176	934,171	913,722
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	1M USD SOFR+	4.25%	0.50%	9.68%	1/7/2028	490,000	487,643	490,000
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	3M USD SOFR+	4.25%	0.50%	9.77%	2/27/2030	2,496,250	2,470,764	2,478,577
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	11.12%	8/1/2029	1,985,000	1,662,955	1,701,145
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.00%	9.20%	3/30/2027	484,026	477,473	446,514
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	5/29/2026	809,038	807,268	808,893
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	9.12%	2/28/2029	987,500	985,902	985,031
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	12/29/2028	166,190	166,190	161,148
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	12/29/2028	1,286,349	1,281,421	1,253,225

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	8.18%	5/3/2029	990,000	985,895	989,792
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	2/1/2028	5,279,071	5,264,839	5,222,163
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.39%	12/23/2028	2,473,737	2,433,386	2,302,332
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	1/21/2028	496,250	485,785	496,870
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.45%	3/17/2028	3,919,874	3,896,285	3,665,082
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.93%	12/1/2028	1,911,176	1,904,055	1,910,584
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.20%	3/13/2028	4,398,750	4,392,164	4,392,020
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.70%	4/21/2029	1,985,000	1,976,982	1,849,881
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD SOFR+	3.00%	0.75%	8.76%	12/29/2027	488,750	487,205	488,750
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.20%	2/12/2028	5,376,250	5,336,115	4,848,732
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.20%	12/15/2028	2,962,500	2,942,447	2,909,738
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	1/22/2027	485,000	484,590	484,394
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.75%	8.18%	9/23/2026	3,502,552	3,502,552	3,501,817
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD SOFR+	5.75%	1.00%	11.43%	4/27/2027	2,937,943	2,917,877	2,934,270
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	6M USD LIBOR+	3.25%	0.75%	8.52%	12/28/2027	488,744	487,070	470,083
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	10.72%	7/20/2029	995,000	932,950	914,156
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	3M USD SOFR+	3.00%	1.00%	8.68%	1/29/2025	473,963	473,597	454,412
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	2/12/2027	477,651	476,446	452,574
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.82%	6/28/2030	1,000,000	990,143	998,750
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.77%	2/1/2029	1,980,000	1,964,103	1,616,670

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.75%	8.18%	2/15/2028	2,959,684	2,876,272	1,313,360
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.49%	3/16/2030	2,493,750	2,407,982	2,411,456
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD SOFR+	3.00%	0.50%	8.45%	4/24/2028	982,500	981,112	970,553
Recess Holdings, Inc.	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	4.00%	1.00%	9.38%	3/17/2027	1,000,000	990,002	997,500
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+	3.25%	0.50%	8.88%	2/17/2028	1,870,226	1,834,351	1,863,213
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	10.93%	12/20/2024	4,275,513	4,239,086	3,013,040
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD SOFR+	2.25%	0.50%	7.67%	2/11/2028	1,466,250	1,464,595	1,468,537
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	9.79%	4/30/2024	3,015,572	3,013,545	1,814,379
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.95%	10/20/2028	3,444,906	3,439,735	3,329,881
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.18%	1/29/2027	1,269,432	1,269,370	1,268,137
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD SOFR+	3.25%	0.00%	8.70%	2/5/2026	2,199,796	2,193,809	2,198,850
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD SOFR+	4.25%	0.00%	9.70%	11/28/2025	2,860,380	2,856,440	2,856,404
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD SOFR+	3.50%	1.00%	8.93%	6/2/2025	5,503,217	5,482,748	5,078,094
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	9.25%	2/8/2028	2,942,694	2,902,211	2,666,816
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	8.43%	9/1/2027	1,471,060	1,460,688	1,469,839
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.41%	3/10/2028	2,446,206	2,401,356	2,315,750
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	2/27/2030	498,750	495,158	498,750
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.20%	4/20/2028	2,940,000	2,928,860	2,895,900

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.77%	4/4/2029	496,250	495,353	493,302
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	2/17/2028	997,500	988,268	998,388
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	7.54%	11/2/2028	1,000,000	998,223	999,060
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.08%	8/28/2028	1,965,000	1,958,145	1,939,455
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD SOFR+	2.00%	0.50%	7.45%	3/18/2028	1,273,894	1,267,864	1,270,709
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD SOFR+	2.50%	0.00%	8.13%	1/23/2025	482,500	482,500	481,144
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.68%	4/2/2029	994,975	987,951	997,462
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD SOFR+	4.50%	0.50%	10.07%	1/15/2027	3,207,379	3,172,188	3,117,829
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.68%	8/2/2028	1,970,000	1,963,062	1,956,466
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.67%	3/31/2028	1,965,000	1,951,400	1,886,400
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	9.23%	3/4/2028	2,932,500	2,920,705	2,448,638
Spirit Aerosystems Inc.	Aerospace & Defense	Term Loan (11/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.62%	1/14/2027	496,250	483,643	495,009
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.94%	5/12/2028	2,654,545	2,651,622	2,645,706
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.93%	9/22/2028	625,250	620,704	625,444
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD SOFR+	5.00%	0.00%	10.63%	4/16/2026	4,318,804	4,237,122	3,695,947
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	4/17/2028	492,500	491,874	486,447
Summit Materials, LLC	Metals & Mining	Term Loan B (12/22)	Loan	6M USD SOFR+	3.00%	0.00%	8.49%	12/13/2027	248,750	246,535	249,449
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.20%	12/1/2028	985,000	977,344	981,553
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	9.70%	8/2/2028	1,897,331	1,813,926	1,845,155
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	9.61%	4/24/2028	2,457,481	2,456,722	2,371,469
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+	5.00%	0.50%	10.24%	4/2/2029	992,500	983,941	989,195
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	7/7/2028	985,000	983,296	980,075

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	10.68%	7/15/2025	4,360,565	4,317,489	4,345,564
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+	6.00%	0.00%	11.32%	5/25/2028	1,890,000	1,889,528	1,795,500
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.32%	1/18/2029	246,875	245,411	246,505
The Dun & Bradstreet Corporation	Services: Business	Term Loan B (7/23)	Loan	1M USD SOFR+	2.75%	0.00%	8.17%	2/6/2026	957,898	957,381	958,502
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	6M USD SOFR+	4.50%	0.00%	9.46%	12/19/2025	4,821,098	4,817,634	4,809,045
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	8.45%	2/1/2026	847,276	838,070	846,217
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+	5.50%	0.75%	11.00%	6/14/2028	3,386,066	2,931,164	2,803,662
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	4/15/2028	2,319,920	2,172,038	2,287,649
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	3M USD SOFR+	3.50%	0.75%	9.13%	8/18/2027	487,500	483,086	385,491
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	7.70%	12/1/2028	726,935	725,682	726,230
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+	3.25%	0.00%	8.49%	2/21/2027	1,983,403	1,980,482	1,987,747
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD SOFR+	3.25%	0.50%	8.75%	3/31/2028	1,470,003	1,464,966	1,443,263
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	3/10/2028	346,923	346,469	340,370
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Incremental Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.81%	8/11/2028	2,000,000	1,980,000	1,982,500
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	9.43%	10/29/2027	949,631	944,891	902,548
Uber Technologies, Inc.	Transportation: Consumer	Term Loan 2/23	Loan	3M USD SOFR+	2.75%	0.00%	8.00%	2/27/2030	497,500	496,256	498,037
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD SOFR+	3.75%	0.00%	9.20%	8/27/2025	775,980	774,109	775,980
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD SOFR+	4.00%	1.00%	9.53%	7/31/2026	496,815	479,018	492,677

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.70%	10/22/2025	1,289,967	1,259,270	1,290,961
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.70%	3/15/2026	2,434,229	2,430,012	2,434,229
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.49%	6/25/2029	247,500	241,035	246,339
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.45%	1/20/2028	1,819,138	1,818,194	1,819,647
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	6M USD SOFR+	5.00%	0.75%	10.59%	1/19/2029	2,330,381	2,268,054	2,232,319
Vericast Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	7.75%	1.00%	13.25%	6/15/2026	1,201,006	1,199,993	1,089,913
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	9.65%	8/20/2025	1,360,887	1,358,008	1,254,575
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.93%	12/6/2028	987,500	983,984	985,910
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.42%	1/12/2029	3,069,879	3,064,346	3,045,320
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.83%	3/2/2029	2,982,444	2,918,892	2,912,356
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	9/28/2028	2,838,409	2,831,548	2,831,313
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.20%	12/31/2025	891,933	891,836	890,836
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	7.67%	5/16/2029	495,000	490,766	495,312
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	1M USD SOFR+	3.25%	0.00%	8.70%	3/24/2028	1,853,159	1,851,757	1,850,843
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	11.33%	9/30/2025	468,750	468,750	456,834
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	12/15/2028	498,750	489,641	498,750

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD SOFR+	2.13%	0.00%	7.57%	1/20/2028	1,250,000	1,249,884	1,248,488
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.38%	3/2/2028	2,443,750	2,436,246	2,407,094
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.70%	3/31/2028	2,939,887	2,932,015	2,943,150
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.70%	3/27/2028	1,955,000	1,927,225	1,917,132
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan 5/23	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	5/24/2030	1,000,000	995,083	999,720
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	6/8/2028	2,240,853	2,235,294	2,239,464
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.33%	0.50%	9.66%	3/9/2027	987,500	968,139	789,753
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD SOFR+	3.25%	0.50%	8.75%	11/1/2028	1,876,008	1,866,701	1,871,656
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD SOFR+	2.00%	0.00%	7.43%	1/25/2027	957,750	957,750	950,567
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+	5.50%	0.00%	10.82%	2/8/2028	1,990,000	1,899,209	1,932,788
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	7.36%	1/29/2029	492,500	491,643	489,564
										$639,745,957	$603,116,929

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	14,149,358	$14,149,358	$14,149,358
Total cash and cash equivalents	14,149,358	$14,149,358	$14,149,358

(a)	All or a portion of this investment has an unfunded commitment as of August 31, 2023.

(b)	As of August 31, 2023, the investment was in default and on non-accrual status.

(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2023.

(d)	Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of August 31, 2023 was 5.44%.

3M USD LIBOR—The 3 month USD LIBOR rate as of August 31, 2023 was 5.66%.

6M USD LIBOR—The 6 month USD LIBOR rate as of August 31, 2023 was 5.88%.

1M SOFR - The 1 month SOFR rate as of August 31, 2023 was 5.33%.

3M SOFR - The 3 month SOFR rate as of August 31, 2023 was 5.40%.

6M SOFR - The 6 month SOFR rate as of August 31, 2023 was 5.45%.

Prime—The Prime Rate as of August 31, 2023 was 8.50%.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note pays a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of August 31, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of August 31, 2023 and February 28, 2023, the Company’s investment in the unsecured note of SLF JV had a fair value of $17.6 million and $17.6 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $9.8 million and $13.1 million, respectively.

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

For the three months ended August 31, 2023 and August 31, 2022, the Company earned $0.4 million and $0.3 million, respectively, of interest income related to SLF JV, which is included in interest income. For the six months ended August 31, 2023 and August 31, 2022, the Company earned $0.9 million and $0.3 million, respectively, of interest income related to SLF JV, which is included in interest income. As of August 31, 2023 and February 28, 2023, $0.2 million and $0.4 million, respectively, of interest income related to SLF JV was included in interest receivable.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of August 31, 2023 and February 28, 2023, the fair value of these Class E Notes were $11.4 million and $11.4 million, respectively.

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

Deferred tax assets and liabilities, and related valuation allowance as of August 31, 2023 and February 28, 2023 were as follows:

	August 31, 2023	February 28, 2023
Total deferred tax assets	$2,780,474	$2,542,373
Total deferred tax liabilities	(3,170,628)	(3,008,829)
Valuation allowance on net deferred tax assets	(2,396,358)	(2,350,116)
Net deferred tax liability	$(2,786,512)	$(2,816,572)

As of August 31, 2023, the valuation allowance on deferred tax assets was $2.4 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended August 31, 2023 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and ($0.2) million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended August 31, 2022 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and ($0.1) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the six months ended August 31, 2023 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and ($0.2) million net change in total operating expense, in the consolidated statement of operations, respectively. Net income tax expense for the six months ended August 31, 2022 includes $0.6 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, ($0.07) million income tax provision/(benefit) from realized gain/(loss) on investments and ($0.2) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three and six months ended August 31, 2023 and August 31, 2022:

	For the three months ended		For the six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Current
Federal	$-	$(3,674)	$-	$(217,516)
State	-	(55)		78,448
Net current expense	-	(3,729)	-	(139,068)
Deferred
Federal	(23,832)	89,409	(38,741)	385,480
State	7,708	42,583	8,680	75,819
Net deferred expense	(16,124)	131,992	(30,060)	461,299
Net tax provision	$(16,124)	$128,263	$(30,060)	$322,231

Note 7. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with the Manager. The initial term of the Management Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. Most recently, on July 6, 2023, the Company’s board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, the Manager implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, the Company pays the Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

Base Management Fee and Incentive Management Fee

The base management fee of 1.75% per year is calculated based on the average value of the Company’s gross assets (other than cash or cash equivalents, but including assets purchased with borrowed funds) at the end of the two most recently completed fiscal quarters. The base management fee is paid quarterly following the filing of the most recent quarterly report on Form 10-Q.

The incentive management fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20.0% of the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, the Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. The Manager will receive 100.0% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter; and 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no claw back of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20.0% of the Company’s “incentive fee capital gains,” which equals the Company’s realized capital gains on a cumulative basis from May 31, 2010 through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis on each investment in the Company’s portfolio, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and the Manager will be entitled to 20.0% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

For the three months ended August 31, 2023 and August 31, 2022, the Company incurred $4.8 million and $4.1 million in base management fees, respectively. For the three months ended August 31, 2023 and August 31, 2022, the Company incurred $3.3 million and $1.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2023 and August 31, 2022, the Company accrued an expense (benefit) of ($0.8) million and ($1.1) million in incentive fees related to capital gains.

For the six months ended August 31, 2022 and August 31, 2021, the Company incurred $9.4 million and $7.9 million in base management fees, respectively. For the six months ended August 31, 2023 and August 31, 2022, the Company incurred $6.5 million and $1.7 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2023 and August 31, 2022, the Company accrued an expense (benefit) of ($3.9) million and ($3.0) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2023, the base management fees accrual was $4.8 million and the incentive fees accrual was $4.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2023, the base management fees accrual was $4.3 million and the incentive fees accrual was $7.9 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. Most recently, on July 6, 2023, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term and increased the cap on the payment or reimbursement of expenses by the Company from $3.275 million to $4.3 million, effective August 1, 2023.

For the three months ended August 31, 2023 and August 31, 2022, the Company recognized $0.9 million and $0.8 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2023 and August 31, 2022, the Company recognized $1.8 million and $1.5 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of August 31, 2023 and February 28, 2023, $0.3 million and $0.001 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, extended its legal maturity to April 2033, and extended the non-call period to February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of 2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

For the three months ended August 31, 2023 and August 31, 2022, the Company recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2023 and August 31, 2022, the Company recognized management fee income of $1.6 million and $1.6 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2023 and August 31, 2022, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of August 31, 2023, the Company’s investment in the SLF JV had a fair value of $27.4 million, consisting of an unsecured loan of $17.6 million and membership interest of $9.8 million. For the three and six months ended August 31, 2023, the Company had $0.4 million and $0.9 million, respectively, of interest income related to SLF JV, of which $0.2 million was included in interest receivable as of August 31, 2023. For the three and six months ended August 31, 2022, the Company had $0.3 million and $0.7 million, respectively, of interest income related to SLF JV, of which $0.0 million was included in interest receivable as of August 31, 2022.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 159.7% as of August 31, 2023 and 165.9% as of February 28, 2023.

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

As of August 31, 2023 and February 28, 2023, there were $35.0 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements of the facility. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended August 31, 2023 and August 31, 2022, we recorded $0.9 million and $0.4 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2023 and August 31, 2022, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.75%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $35.0 million.

For the six months ended August 31, 2023 and August 31, 2022, we recorded $2.0 million and $0.7 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2023 and August 31, 2022, we recorded $0.2 million and $0.2 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.56%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $40.9 million.

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

Our borrowing base under the Encina Credit Facility is $87.3 million subject to the Encina Credit Facility cap of $65.0 million at August 31, 2023. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2023 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2023. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

The Company’s wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received SBIC licenses from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provides up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

The Company’s wholly owned SBIC Subsidiaries are able to borrow funds from the SBA against each SBIC’s regulatory capital (which generally approximates equity capital in the respective SBIC). The SBIC Subsidiaries are subject to customary regulatory requirements including but not limited to, a periodic examination by the SBA and requirements to maintain certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC Subsidiaries will receive SBA-guaranteed debenture funding, which is dependent upon the SBIC Subsidiaries complying with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to each SBIC Subsidiaries’ assets over the Company’s stockholders and debtholders in the event that the Company liquidates such SBIC Subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC Subsidiary upon an event of default.

The Company received exemptive relief from the SEC to permit it to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $350.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

As of August 31, 2023, SBIC LP, SBIC II LP and SBIC III LP had an aggregate total of equity capital of $75.0 million, $87.5 million and $66.7 million, respectively, and had $189.0 million in SBA-guaranteed debentures collectively outstanding, with $0.0 million held in SBIC LP, $175.0 million held in SBIC II LP and $14.0 million held in SBIC III LP.

As noted above, as of August 31, 2023, there was $189.0 million of SBA debentures outstanding and as of February 28, 2023, there was $202.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the three months ended August 31, 2023, the Company repaid $27.0 million of SBA debentures, resulting in a realized loss on extinguishment of $0.1 million related to the acceleration of deferred debt financing costs.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $1.5 million and $1.5 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2023 and August 31, 2022 on the outstanding borrowings of the SBA debentures was 2.90% and 2.75%, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of SBA debentures outstanding was $202.6 million and $222.0 million, respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $2.9 million and $2.9 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $0.5 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2023 and August 31, 2022 on the outstanding borrowings of the SBA debentures was 2.89% and 2.67%, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of SBA debentures outstanding was $202.3 million and $218.4 million, respectively.

Notes

6.25% 2025 Notes

On August 28, 2018, the Company issued $40.0 million in aggregate principal amount of 6.25% fixed-rate notes due 2025 (the “6.25% 2025 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.3 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $5.0 million aggregate principal amount of 6.25% 2025 Notes within 30 days. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.6 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes.

On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million aggregate principal amount of 6.25% 2025 Notes within 30 days. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and had the same terms as the existing 6.25% 2025 Notes. The net proceeds from this offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes.

On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of issued and outstanding 6.25% 2025 Notes. The 6.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAF” and have been delisted following the full redemption on August 31, 2021. As such, it was not fair valued with market quotes and is not fair value leveled. The repayment of the 6.25% 2025 Notes resulted in a realized loss on the extinguishment of debt of $1.5 million.

7.25% 2025 Notes

On June 24, 2020, the Company issued $37.5 million in aggregate principal amount of 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.2 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds to the Company were $5.4 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 7.25% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year, beginning August 31, 2020. The 7.25% 2025 Notes mature on June 30, 2025 and commencing June 24, 2022, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes.

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

 For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.0 million and $0.4 million, respectively, of interest expense and $0.00 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of the 7.25% 2025 Notes outstanding was $0.0 million and $10.8 million respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $0.0 million and $1.2 million, respectively, of interest expense and $0.0 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of the 7.25% 2025 Notes outstanding was $0.0 million and $27.0 million respectively.

7.75% 2025 Notes

On July 9, 2020, the Company issued $5.0 million aggregate principal amount of 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company’s option subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the 7.75% 2025 Notes.

As of August 31, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the amount outstanding of 7.75% 2025 Notes had a fair value of $4.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 7.75% 2025 Notes was $5.0 million and $4.9 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

6.25% 2027 Notes

On December 29, 2020, the Company issued $5.0 million aggregate principal amount of 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued $10.0 million aggregate principal amount of the 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.4 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the 6.25% 2027 Notes. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

As of August 31, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the amount outstanding of 6.25% 2027 Notes had a fair value of $13.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $13.7 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $0.5 million and $0.5 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

4.375% 2026 Notes

On March 10, 2021, the Company issued $50.0 million aggregate principal amount of 4.375% fixed-rate notes due in 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

On July 15, 2021, the Company issued an additional $125.0 million aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commissions of $2.5 million. Offering costs incurred were approximately $0.2 million. The Additional 4.375% 2026 Notes are treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the additional 4.375% 2026 Notes.

As of August 31, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the amount outstanding of 4.375% 2026 Notes had a fair value of $158.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $156.1 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.05 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $3.8 million and $3.8 million, respectively, of interest expense, $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.1 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

4.35% 2027 Notes

On January 19, 2022, the Company issued $75.0 million aggregate principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million. Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the 4.35% 2027 Notes.

As of August 31, 2023, the total 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the amount outstanding of 4.35% 2027 Notes had a fair value of $65.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.09 million and $0.09 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount related to the 4.35% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.06 million and $0.06 million, respectively, of amortization of discount related to the 4.35% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

6.00% 2027 Notes

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% 2027 Notes. Net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Additional financing costs of $0.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

As of August 31, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $99.0 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.4 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $1.6 million and $1.7 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.0 million and $0.0 million, respectively, of amortization of discount related to the 6.00% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $99.0 million, respectively.

For the six months ended August 31, 2023 and August 31, 2022, we recorded $3.2 million and $2.2 million, respectively, of interest expense, $0.4 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.0 million and $0.0 million, respectively, of amortization of discount related to the 6.00% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $43.8 million, respectively.

7.00% 2025 Notes

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting underwriting discounts of approximately $0.4 million. Additional offering costs incurred were approximately $0.05 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.04 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

As of August 31, 2023, the carrying amount of the 7.00% 2025 Notes was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.6 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $11.5 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.2 million and $0.0 million, respectively, of interest expense, $0.0 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.0 million, respectively, of amortization of discount related to the 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $0.0 million, respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $0.4 million and $0.0 million, respectively, of interest expense, $0.0 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.05 million and $0.0 million, respectively, of amortization of discount related to the 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $0.0 million, respectively.

8.00% 2027 Notes

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.7 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

As of August 31, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.9 million and $0.0 million, respectively, of interest expense and $0.09 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $0.0 million, respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $1.8 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $0.0 million, respectively.

8.125% 2027 Notes

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters partially exercised their option to purchase an additional $7.9 million in aggregate principal amount of its 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per share.

As of August 31, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.4 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.1 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $1.2 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $2.5 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million respectively.

8.75% 2024 Notes

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2024 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2024 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year, beginning May 31, 2023.  The 8.75% 2024 Notes mature on March 31, 2024. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through the SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and general corporate purposes. Financing costs and discounts of $0.7 million related to the 8.75% 2024 Notes have been capitalized and are being amortized over the term of the 8.75% 2024 Notes.

As of August 31, 2023, the total 8.75% 2024 Notes outstanding was $20.0 million. The 8.75% 2024 Notes are not listed. The carrying amount of the amount outstanding of 8.75% 2024 Notes had a fair value of $20.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.75% 2024 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $0.4 million and $0.0 million, respectively, of interest expense, $0.0 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.2 million and $0.0 million, respectively, of amortization of discount related to the 8.75% 2024 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022 the average dollar amount of 8.75% 2024 Notes outstanding was $20.0 million and $0.0 million respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $0.7 million and $0.0 million, respectively, of interest expense, $0.0 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.3 million and $0.0 million, respectively, of amortization of discount related to the 8.75% 2024 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022 the average dollar amount of 8.75% 2024 Notes outstanding was $15.0 million and $0.0 million respectively.

8.50% 2028 Notes

On April 14, 2023, the Company issued $50.0 million in aggregate principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes. Net proceeds to the Company were $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year, beginning May 31, 2023.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per share.

As of August 31, 2023, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $57.8 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.50% 2028 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, the Company recorded $1.2 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2023 and August 31, 2022 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $0.0 million respectively.

For the six months ended August 31, 2023 and August 31, 2022, the Company recorded $1.9 million and $0.0 million, respectively, of interest expense and $0.2 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2023 and August 31, 2022 the average dollar amount of 8.50% 2028 Notes outstanding was $42.9 million and $0.0 million respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2024 (as of August 31, 2023)	$35,000	$1,597	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal yaer 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2024
Fiscal year 2024 (as of August 31, 2023)	$20,000	$1,597	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2024 (as of August 31, 2023)	$12,000	$1,597	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2024 (as of August 31, 2023)	$5,000	$1,597	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2024 (as of August 31, 2023)	$175,000	$1,597	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2024 (as of August 31, 2023)	$75,000	$1,597	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2024 (as of August 31, 2023)	$105,500	$1,597	-	$23.31	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2024 (as of August 31, 2023)	$15,000	$1,597	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2024 (as of August 31, 2023)	$46,000	$1,597	-	$24.92	(15)
Fiscal year 2023 (as of February 28, 2023)	$46,000	$1,659	-	$25.08	(15)
8.125% Notes due 2027
Fiscal year 2024 (as of August 31, 2024)	$60,375	$1,597	-	$24.93	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2024 (as of August 31, 2023)	$57,500	$1,597	-	$25.03	(16)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	Based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.

(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2023:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	189,000	-	-	-	189,000
8.75% 2024 Notes	20,000	20,000	-	-	-
6.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$795,375	$20,000	$227,000	$359,375	$189,000

Off-Balance Sheet Arrangements

As of August 31, 2023 and February 28, 2023, the Company’s off-balance sheet arrangements consisted of $140.6 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2023 and February 28, 2023 is shown in the table below (dollars in thousands):

	August 31, 2023	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	-
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	4,000	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$82,798	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$4,844	$-
ARC Health OpCo LLC	259	10,773
Artemis Wax Corp.	-	8,500
Ascend Software, LLC	1,500	3,200
Axero Holdings, LLC - Revolver	500	500
BQE Software, Inc.	3,250	-
C2 Educational Systems, Inc.	3,000	-
Davisware, LLC	1,500	-
Exigo, LLC	4,167	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	3,367	11,000
GoReact	1,250	2,500
JDXpert	-	1,000
Inspect Point Holding, LLC	1,500
Modis Dental Partners OpCo, LLC	7,500	-
Pepper Palace, Inc.	-	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	-	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	19,500	-
Zollege PBC	575	1,000
	57,754	48,973
Total	$140,552	$108,771

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2023, the Company had cash and cash equivalents and cash and cash equivalents, reserve accounts of $48.4 million and $30.0 million in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended August 31, 2023 and August 31, 2022, the Company incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2023 and August 31, 2022, the Company incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of August 31, 2023 and February 28, 2023, $0.0 million and $0.01 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2023, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan.  Most recently, on January 9, 2023, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares that may be repurchased under the Share Repurchase Plan to 1.7 million shares of common stock. As of August 31, 2023, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2023 the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan. During the six months ended August 31, 2023 the Company purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

On March 16, 2017, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc., through which the Company offered for sale, from time to time, up to $30.0 million of the Company’s common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, the Company had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

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

On July 30, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC (collectively the “Agents”), through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through the Agents, or to them, as principal for their account (the “ATM Program”).

On July 6, 2023, the Equity Distribution Agreement was amended to increase the maximum amount of shares of our common stock to be sold through the ATM Program to $300.0 million from $150.0 million, and on July 19, 2023, the Equity Distribution Agreement was amended to add an additional distribution agent, Raymond James & Associates. The sales price per share of the Company’s common stock offered under the ATM Program, less the Agents’ commission, will not be less than the NAV per share of the Company’s common stock at the time of such sale. Consistent with the terms of the ATM Program, the Manager may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

As of August 31, 2023, the Company sold 5,692,773 shares for gross proceeds of $148.3 million at an average price of $26.06 for aggregate net proceeds of $146.8 million (net of transaction costs). During the three months ended August 31, 2023, the Company sold 852,412 shares for gross proceeds of $24.3 million at an average price of $28.56 for aggregate net proceeds of $24.3 million (net of transaction costs). During the six months ended August 31, 2023, the Company sold 852,412 shares for gross proceeds of $24.3 million at an average price of $28.56 for aggregate net proceeds of $24.3 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended August 31, 2023, the Manager reimbursed the Company $2.1 million. For the six months ended August 31, 2023, the Manager reimbursed the Company $2.1 million.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Balance at May 31, 2022	12,031,998	$12,032	$325,433,869	$19,789,910	$345,235,811
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,698,014	7,698,014
Net realized gain (loss) from investments	-	-	-	7,943,838	7,943,838
Realized losses on extinguishment of debt	-	-	-	(1,204,809)	(1,204,809)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(13,258,456)	(13,258,456)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,154)	(230,154)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,369,981)	(6,369,981)
Capital Share Transactions:
Stock dividend distribution	48,590	49	1,088,139	-	1,088,188
Repurchases of common stock	(153,350)	(154)	(3,685,951)	-	(3,686,105)
Repurchase fees	-	-	(3,071)	-	(3,071)
Balance at August 31, 2022	11,927,238	$11,927	$322,832,986	$14,368,362	$337,213,275

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,877,437	9,877,437
Net realized gain (loss) from investments	-	-	-	(740,434)	(740,434)
Income tax (provision) benefit from realized gain on investments	-	-	-	479,318	479,318
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(3,176,208)	(3,176,208)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(425,848)	(425,848)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,433,298)	(6,433,298)
Capital Share Transactions:
Stock dividend distribution	52,312	53	1,150,881	-	1,150,934
Repurchases of common stock	(94,071)	(95)	(2,179,600)	-	(2,179,695)
Repurchase fees	-	-	(1,881)	-	(1,881)
Balance at November 30, 2022	11,885,479	$11,885	$321,802,386	$13,949,329	$335,763,600
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,649,474	9,649,474
Net realized gain (loss) from investments	-	-	-	80,683	80,683
Realized losses on extinguishment of debt	-	-	-	(382,274)	(382,274)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	10,549,981	10,549,981
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(697,380)	(697,380)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,081,306)	(8,081,306)
Capital Share Transactions:
Stock dividend distribution	53,615	55	1,300,405	-	1,300,460
Repurchases of common stock	(48,594)	(49)	(1,224,175)	-	(1,224,224)
Repurchase fees	-	-	(972)	-	(972)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,162	(16,162)	-
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	24,334,126	-	24,334,978
Stock dividend distribution	29,627	30	749,283	-	749,313
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and six months ended August 31, 2023 and August 31, 2022 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net increase (decrease) in net assets resulting from operations	$7,896	$948	$7,683	$(539)
Weighted average common shares outstanding	12,158,440	11,963,276	12,011,180	12,037,855
Weighted average earnings (loss) per common share	$0.65	$0.08	$0.64	$(0.04)

Note 13. Dividend

On August 14, 2023, the Company declared a dividend of $0.71 per share payable on September 28, 2023, to common stockholders of record on September 14, 2023. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

On May 22, 2023, the Company declared a dividend of $0.70 per share payable on June 29, 2023, to common stockholders of record on June 13, 2023. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

The following table summarizes dividends declared for the six months ended August 31, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 14, 2023	September 14, 2023	September 28, 2023	$0.71	$9,287
May 22, 2023	June 13, 2023	June 29, 2023	0.70	$8,352
Total dividends declared			$1.41	$17,639

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 29, 2022	September 14, 2022	September 29, 2022	$0.54	$6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$1.07	$12,803

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2023 and August 31, 2022:

Per share data	August 31, 2023	August 31, 2022
Net asset value at beginning of period	$29.18	$29.33
Net investment income(1)	2.49	1.30
Net realized and unrealized gain and losses on investments(1)	(1.84)	(1.25)
Realized losses on extinguishment of debt	(0.01)	(0.10)
Net increase in net assets resulting from operations	0.64	(0.05)
Distributions declared from net investment income	(1.39)	(1.06)
Total distributions to stockholders	(1.39)	(1.06)
Issuance of common stock above net asset value (2)	-	-
Repurchases of common stock(3)	0.05	0.10
Dilution(4)	(0.04)	(0.05)
Net asset value at end of period	$28.44	$28.27
Net assets at end of period	$362,078,755	$337,213,275
Shares outstanding at end of period	12,729,781	11,927,238
Per share market value at end of period	$25.85	$24.28
Total return based on market value(5)(6)	(0.69)%	(7.67)%
Total return based on net asset value(5)(7)	3.15%	0.69%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	17.80%	8.61%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	7.76%	6.68%
Ratio of incentive management fees to average net assets(5)	0.74%	-0.38%
Ratio of interest and debt financing expenses to average net assets(9)	13.75%	8.47%
Ratio of total expenses and income taxes to average net assets*(8)	22.25%	14.77%
Portfolio turnover rate(5)(10)	1.63%	11.83%
Asset coverage ratio per unit(11)	1,597	1,842
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2024(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$23.31	$24.53
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$24.92	N/A
8.125% Notes Payable 2027	$24.93	N/A
8.50% Notes Payable 2028	$25.03	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.
(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facility, SBA Debentures, 8.75% Notes Payable 2024, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended August 31, 2023.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and a rising interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;
●
interest rate volatility, including the replacement of LIBOR with alternate reference rates and the rising interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

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

As a result of the event of default under a revolving securitized credit facility with Deutsche Bank, in December 2008 we engaged the investment banking firm of Stifel, Nicolaus & Company to evaluate strategic transaction opportunities. On April 14, 2010, GSC Investment Corp. entered into a stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates, and an assignment, assumption and novation agreement with Saratoga Investment Advisors, pursuant to which GSC Investment Corp. assumed certain rights and obligations of Saratoga Investment Advisors under a debt commitment letter Saratoga Investment Advisors received from Madison Capital Funding LLC. The debt commitment letter indicated Madison Capital Funding’s willingness to provide GSC Investment Corp. with a $40.0 million senior secured revolving credit facility, subject to the satisfaction of certain terms and conditions. In addition, GSC Investment Corp. and GSCP (NJ), L.P. entered into a termination and release agreement, to be effective as of the closing of the transaction contemplated by the stock purchase agreement, pursuant to which GSCP (NJ), L.P., among other things, agreed to waive any and all accrued and unpaid deferred incentive management fees up to and as of the closing of the transaction contemplated by the stock purchase agreement but continued to be entitled to receive the base management fees earned through the date of the closing of the transaction contemplated by the stock purchase agreement.

On July 30, 2010, the transactions contemplated by the stock purchase agreement with Saratoga Investment Advisors and certain of its affiliates were completed, the private sale of 986,842 shares of our common stock for $15.0 million in aggregate purchase price to Saratoga Investment Advisors and certain of its affiliates closed, the we entered into the Madison Credit Facility (as defined below), and we began doing business as Saratoga Investment Corp.

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

On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC, LP (“SBIC LP”), received an SBIC license from the Small Business Administration (the “SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. On September 29, 2022, our wholly owned subsidiary, SBIC III LP (“SBIC III LP” and together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), also received an SBIC license from the SBA.

On February 26, 2021, we completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033, and added a non-call period ending February 2022. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, we invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. We also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid.

We have formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (the “Lender”), supported by loans held by SIF II and pledged to the Lender under the credit facility (the “Encina Credit Facility”). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility required a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increased to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to our and the Lender’s selection of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on our existing revolving credit facility with Madison Capital Funding, LLC were repaid and the facility was terminated. On January 27, 2023, among other things, the borrowings available under the Encina Credit Facility was increased from up to $50.0 million to up to $65.0 million, the underlying benchmark rate used to compute interest changed from LIBOR to Term SOFR for one-month tenor plus a 0.10% credit spread adjustment, the applicable effective margin rate on borrowings increased from 4.00% to 4.25% and the maturity date was extended from October 4, 2024 to January 27, 2026.

On October 26, 2021, we entered into a limited liability company agreement with TJHA JV I LLC (“TJHA”) to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

We and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provide $43.75 million and TJHA proves $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of August 31, 2023 our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured note paid a fixed rate of 10.00% per annum and is due and payable in full on October 20, 2033. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

We have determined that SLF JV is an investment company under (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as we and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLF JV.

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of August 31, 2023 and February 28, 2023, the fair value of these Class E Notes were $11.4 million and $11.4 million, respectively.

Critical Accounting Policies and Use of Estimates

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions affecting amounts reported in our consolidated financial statements. We have identified investment valuation, revenue recognition and the recognition of capital gains incentive fee expense as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies and estimates follows.

Investment Valuation

We account for investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Under ASC 820 we are required to assume that its investments are to be sold or its liabilities are to be transferred at the measurement date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors, the audit committee of our board of directors and a third party independent valuation firm. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which we determine a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted new Rule 2a-5 under the 1940 Act (“Rule 2a-5”) that established a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), that provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, we have adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

Revenue Recognition

Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums on investments.

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

Payment-in-Kind Interest

We hold debt and preferred equity investments in our portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

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

On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, extended its legal maturity date to January 2030, and added a non-call period of January 2020. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of 3M USD LIBOR plus 8.75% and 3M USD LIBOR plus 10.00%, respectively. As part of this refinancing, we also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par and the $20.0 million CLO 2013-1 Warehouse Loan was repaid.

On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO. During the fourth quarter ended February 28, 2021, the CLO 2013-1 Warehouse 2 Ltd. was repaid in full.

On February 26, 2021, we completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, extended its legal maturity to April 2033, and added a non-call period of February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, we invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. We also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, we exchanged our existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, we sold our Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

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

The incentive fee had two parts:

●	A fee, payable quarterly in arrears, equal to 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of the net assets at the end of the immediately preceding quarter, that exceeded a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter. Under this provision, in any fiscal quarter, our investment adviser received no incentive fee unless our pre-incentive fee net investment income exceeded the hurdle rate of 1.875%. Amounts received as a return of capital were not included in calculating this portion of the incentive fee. Since the hurdle rate was based on net assets, a return of less than the hurdle rate on total assets could still have resulted in an incentive fee.

●	A fee, payable at the end of each fiscal year, equal to 20.0% of our net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation, in each case on a cumulative basis on each investment in our portfolio, less the aggregate amount of capital gains incentive fees paid to the investment adviser through such date.

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

Capital Gains Incentive Fee

We record an expense accrual relating to the capital gains incentive fee payable by us to the Manager when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the Manager if we were to liquidate our investment portfolio at such time. The actual incentive fee payable to the Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU No. 2022-03 on our consolidated financial statements.

In March 2020, the FASB issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. With the adoption of ASU 2022-06, there was no significant impact to our financial position.

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2023	February 28, 2023
	($ in millions)
Number of investments(1)	137	115
Number of portfolio companies(2)	55	49
Average investment per portfolio company(2)	$19.3	$19.0
Average investment size(1)	$7.9	$8.3
Weighted average maturity(3)	2.7 yrs	2.9 yrs
Number of industries (5)	43	40
Non-performing or delinquent investments (fair value)	$17.7	$9.8
Fixed rate debt (% of interest earning portfolio)(3)	$5.6(0.6)%	$8.2(1.0)%
Fixed rate debt (weighted average current coupon)(3)	15.0%	12.2%
Floating rate debt (% of interest earning portfolio)(3)	$948.1(99.4)%	$817.1(99.0)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.4%	7.0%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.
(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the three months ended August 31, 2023, we invested $27.4 million in new and existing portfolio companies and had $6.0 million in aggregate amount of exits and repayments resulting in net investments of $21.4 million for the period. During the three months ended August 31, 2022, we invested $140.5 million in new and existing portfolio companies and had $75.1 million in aggregate amount of exits and repayments resulting in net repayments of $65.5 million for the period.

During the six months ended August 31, 2023, we invested $167.3 million in new and existing portfolio companies and had $17.1 million in aggregate amount of exits and repayments resulting in net investments of $150.2 million for the period. During the six months ended August 31, 2022, we invested $237.7 million in new and existing portfolio companies and had $85.1 million in aggregate amount of exits and repayments resulting in net repayments of $152.6 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2023: and February 28, 2023: at fair value was as follows:

	August 31, 2023		February 28, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	84.6%	12.8%	82.1%	12.3%
Second lien term loans	1.4	5.6	1.5	5.3
Unsecured term loans	1.6	10.0	2.1	9.8
Structured finance securities	3.2	8.9	4.3	7.4
Equity interests	9.2	-	10.0	-
Total	100.0%	11.3%	100.0%	10.7%

At August 31, 2023, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $15.2 million and constituted 1.4% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2023 and February 28, 2023, was composed of $651.6 million and $658.0 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2023, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2023, $589.5 million or 98.6% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and four Saratoga CLO portfolio investments was in default with a fair value of $1.1 million. At February 28, 2023, $544.4 million or 89.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2023 and February 28, 2023 was as follows:

Saratoga Investment Corp.

	August 31, 2023		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$953,597	86.8%	$808,791	83.2%
Yellow	9,754	0.9	34,172	3.5
Red	7,940	0.7	-	0.0
N/A(1)	127,654	11.6	129,627	13.3
Total	$1,098,945	100.0%	$972,590	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at August 31, 2023 and February 28, 2023 was as follows:

Saratoga CLO

	August 31, 2023		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$553,763	91.8%	$544,424	89.9%
Yellow	44,468	7.4	40,812	6.7
Red	4,373	0.7	20,718	3.4
N/A(1)	513	0.1	-	0.0
Total	$603,117	100.0%	$605,954	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2023 and February 28, 2023:

Saratoga Investment Corp.

	August 31, 2023		February 28, 2023
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$120,109	10.8%	$119,124	12.2%
IT Services	84,256	7.7	87,167	9.0
HVAC Services and Sales	68,772	6.3	54,450	5.6
Consumer Services	63,878	5.8	63,642	6.6
Real Estate Services	53,261	4.8	53,406	5.5
Education Software	45,603	4.1	44,955	4.6
Education Services	38,175	3.5	34,489	3.5
Hospitality/Hotel	38,134	3.5	37,972	3.9
Structured Finance Securities(1)	35,609	3.2	41,363	4.4
Healthcare Services	35,497	3.2	26,286	2.7
Health/Fitness Franchisor	31,700	2.9	-	-
Mental Healthcare Services	29,125	2.7	16,922	1.7
Dental Practice Management	28,882	2.6	12,151	1.2
Investment Fund	27,392	2.5	30,726	3.2
Talent Acquisition Software	27,083	2.5	25,999	2.7
Sports Management	26,835	2.4	26,711	2.7
Financial Services	26,143	2.4	26,218	2.7
Direct Selling Software	25,179	2.3	25,771	2.7
Architecture & Engineering Software	24,998	2.3	-	-
Mentoring Software	22,716	2.1	21,359	2.2
Restaurant	22,086	2.0	24,826	2.6
Legal Software	20,711	1.9	20,699	2.1
Corporate Education Software	19,255	1.8	19,063	2.0
Marketing Orchestration Software	18,589	1.7	18,715	1.9
Association Management Software	18,185	1.7	-	-
Insurance Software	17,202	1.6	16,761	1.7
Non-profit Services	14,285	1.3	13,095	1.3
Employee Collaboration Software	13,454	1.2	13,052	1.3
Lead Management Software	12,120	1.1	12,090	1.2
Alternative Investment Management Software	10,695	1.0	10,459	1.1
Research Software	10,546	1.0	10,677	1.1
Financial Services Software	9,991	0.9	9,096	0.9
Field Service Management	9,919	0.9	9,958	1.0
Fire Inspection Business Software	9,900	0.9	-	0.0
Roofing Contractor Software	9,875	0.9	-	-
Industrial Products	8,568	0.8	9,608	1.0
Specialty Food Retailer	7,940	0.7	24,411	2.5
Office Supplies	6,867	0.6	6,373	0.7
Cyber Security	2,513	0.2	2,509	0.3
Staffing Services	2,111	0.2	2,079	0.2
Veterinary Services	495	0.0	-	-
Facilities Maintenance	291	0.0	408	0.0
Healthcare Supply	-	0.0	-	-
Total	$1,098,945	100.0%	$972,590	100.0%

(1)	As of August 31, 2023 and February 28, 2023, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2023 and February 28, 2023:

Saratoga CLO

	August 31, 2023		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$111,407	18.3%	$114,570	18.9%
Services: Business	69,114	11.5	65,947	10.9
High Tech Industries	53,992	9.0	52,636	8.7
Healthcare & Pharmaceuticals	38,876	6.4	38,952	6.4
Services: Consumer	32,957	5.5	34,544	5.7
Consumer goods: Durable	21,561	3.6	24,887	4.1
Retail	26,449	4.4	24,049	4.0
Chemicals, Plastics, & Rubber	29,307	4.9	23,857	3.9
Telecommunications	21,871	3.6	22,514	3.7
Automotive	20,089	3.3	20,410	3.4
Media: Advertising, Printing & Publishing	20,866	3.5	20,309	3.4
Containers, Packaging & Glass	18,194	3.0	18,239	3.0
Beverage, Food & Tobacco	14,314	2.4	14,501	2.4
Hotel, Gaming & Leisure	15,652	2.6	14,315	2.4
Construction & Building	14,950	2.5	13,875	2.3
Consumer goods: Non-durable	10,802	1.8	13,734	2.3
Aerospace & Defense	12,921	2.1	13,688	2.3
Media: Broadcasting & Subscription	10,636	1.8	11,143	1.8
Media: Diversified & Production	9,253	1.5	9,279	1.5
Capital Equipment	5,674	0.9	8,450	1.4
Transportation: Cargo	8,986	1.5	8,236	1.4
Wholesale	7,592	1.3	8,011	1.3
Utilities: Oil & Gas	7,253	1.2	7,246	1.2
Transportation: Consumer	3,440	0.6	6,844	1.1
Metals & Mining	3,816	0.6	3,239	0.5
Forest Products & Paper	3,094	0.5	3,190	0.5
Energy: Oil & Gas	2,657	0.4	2,676	0.4
Utilities: Electric	2,346	0.4	2,353	0.4
Environmental Industries	2,280	0.4	2,155	0.4
Energy: Electricity	2,768	0.5	2,105	0.3
Total	$603,117	100.0%	$605,954	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2023 and February 28, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2023		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$287,792	26.2%	$247,192	25.4%
Midwest	231,535	21.1	199,944	20.6
West	218,300	19.9	173,283	17.8
Northeast	143,293	13.0	133,158	13.7
Southwest	131,946	12.0	123,744	12.7
Northwest	2,513	0.2	2,509	0.3
Other(1)	83,566	7.6	92,760	9.5
Total	$1,098,945	100.0%	$972,590	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the three and six months ended August 31, 2023 and August 31, 2022 was as follows:

	For the three months ended		For the six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	($ in thousands)
Total investment income	$35,514	$21,853	$70,146	$40,532
Total operating expenses	21,549	14,155	40,222	24,858
Net investment income	13,965	7,698	29,924	15,674
Net realized gain (loss) from investments	-	7,944	91	8,106
Income tax (provision) benefit from realized gain on investments	-	-	-	69
Net change in unrealized appreciation (depreciation) on investments	(5,738)	(13,259)	(22,060)	(22,591)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(221)	(230)	(162)	(592)
Realized losses on extinguishment of debt	(110)	(1,205)	(110)	(1,205)
Net increase (decrease) in net assets resulting from operations	$7,896	$948	$7,683	$(539)

Investment income

The composition of our investment income for three and six months ended August 31, 2023 and August 31, 2022 was as follows:

	For the three months ended		For the six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	($ in thousands)
Interest from investments	$32,333	$19,233	$61,891	$35,839
Interest from cash and cash equivalents	539	34	1,343	35
Management fee income	817	817	1,634	1,633
Dividend Income	1,632	213	3,473	513
Structuring and advisory fee income	45	1,408	1,474	2,260
Other income	148	148	331	252
Total investment income	$35,514	$21,853	$70,146	$40,532

For the three months ended August 31, 2023, total investment income increased $13.7 million, or 62.5%, to $35.5 million from $21.9 million for the three months ended August 31, 2022. Interest income from investments increased $13.1 million, or 68.1%, to $32.3 million for the three months ended August 31, 2023 from $19.2 million for the three months ended August 31, 2022. Interest income from investment increased due to the increase of $144.3 million, or 13.1%, in total investments at August 31, 2023 from $954.7 million at August 31, 2022 to $1,098.9 million as of August 31, 2023, combined with the increase in the weighted average current yield on investments to 11.3%, up from 9.0% at August 31, 2022.

For the six months ended August 31, 2023, total investment income increased $29.6 million, or 73.1%, to $70.1 million from $40.5 million for the six months ended August 31, 2022. Interest income from investments increased $26.1 million, or 72.7%, to $61.9 million for the six months ended August 31, 2023 from $35.8 million for the six months ended August 31, 2022. Interest income from investments increased due to the increase of $144.3 million, or 13.1%, in total investments at August 31, 2023 from $954.7 million at August 31, 2022 to $1,098.9 million as of August 31, 2023, combined with the increase in the weighted average current yield on investments to 11.3%, up from 9.0% at August 31, 2022.

For the three and six months ended August 31, 2023 and August 31, 2022, total PIK income was $0.9 million and $0.2 million, respectively and $1.3 million and $0.4 million, respectively

For the three months ended August 31, 2023 and August 31, 2022, interest from cash and cash equivalents was $0.5 million and $0.0 million, respectively. The increase of $0.5 million was due to the fact that cash and cash equivalents were earning close to zero interest during the three months ended August 31, 2022.

For the six months ended August 31, 2023 and August 31, 2022, interest from cash and cash equivalents was $1.3 million and $0.0 million, respectively. The increase of $1.3 million was due to the fact that cash and cash equivalents were earning close to zero interest during the three months ended August 31, 2022

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2023 and August 31, 2022, total management fee income was $0.8 million and $0.8 million, respectively. For the six months ended August 31, 2023 and August 31, 2022, total management fee income was $1.6 million and $1.6 million, respectively.

For the three and six months ended August 31, 2023 and August 31, 2022, total dividend income was $1.6 million and $0.2 million, respectively and $3.5 million and $0.5 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the increase primarily reflects dividend income of $1.5 million received on our membership interest in SLF JV during the three months ended August 31, 2023, and $3.4 million received during the six months ended August 31, 2023.

For the three and six months ended August 31, 2023 and August 31, 2022, total structuring and advisory fee income was $0.0 million and $1.4 million, respectively and $1.5 million and $2.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and six months ended August 31, 2023 and August 31, 2022, other income was $0.1 million and $0.1 million, respectively and $0.3 million and $0.3 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2023 and August 31, 2022 was as follows:

	For the three months ended		For the six months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	($ in thousands)
Interest and debt financing expenses	$12,414	$7,922	$24,106	$14,794
Base management fees	4,841	4,104	9,405	7,906
Incentive management fees expense (benefit)	2,481	590	2,585	(1,314)
Professional fees	487	368	972	785
Administrator expenses	904	773	1,723	1,523
Insurance	81	90	164	178
Directors fees and expenses	111	110	200	220
General & administrative and other expenses	467	300	1,298	967
Income tax expense (benefit)	(237)	(102)	(231)	(201)
Total operating expenses	$21,549	$14,155	$40,222	$24,858

For the three months ended August 31, 2023, total operating expenses increased $7.4 million, or 52.2%, compared to the three months ended August 31, 2022. For the six months ended August 31, 2023, total operating expenses increased $15.4 million, or 61.8%, compared to the three months ended August 31, 2022.

For the three months ended August 31, 2023, interest and debt financing expenses increased $4.5 million, or 56.7%, compared to the three months ended August 31, 2022. The increase is primarily attributable to an increase of 29.1% in average outstanding debt from $626.7 million for the three months ended August 31, 2022 to $809.0 million for the three months ended August 31, 2023, primarily reflecting (i) the issuance of the 6.00% 2027 Notes, 8.00% 2027 Notes, 7.00% 2025 Notes, and 8.125% 2027 Notes during the year ended February 28, 2023, and (ii) the issuance of the 8.75% 2024 Notes and the 8.50% 2028 Notes during the three months ended May 31, 2023.

For the six months ended August 31, 2023, interest and debt financing expenses increased $9.3 million, or 63.0%, compared to the six months ended August 31, 2022. The increase is primarily attributable to an increase of 30.5% in average outstanding debt from $609.0 million for the six months ended August 31, 2022 to $795.0 million for the six months ended August 31, 2023, primarily reflecting (i) the issuance of the 6.00% 2027 Notes, 8.00% 2027 Notes, 7.00% 2025 Notes, and 8.125% 2027 Notes during the year ended February 28, 2023, and (ii) the issuance of the 8.75% 2024 Notes and the 8.50% 2028 Notes during the six months ended August 31, 2023.

For the three and six months ended August 31, 2023 and August 31, 2022, the weighted average interest rate on our outstanding indebtedness was 6.01% and 4.46%, respectively and 5.66% and 4.45%, respectively. The increase in weighted average interest rate was primarily driven by the issuance of higher rate borrowings over the past year, reflecting the increase in base rates in the market.

As of August 31, 2023 and February 28, 2023, the SBA debentures represented 23.8% and 27.7% of overall debt, respectively.

For the three months ended August 31, 2023, base management fees increased $0.7 million, or 18.0%, from $4.1 million to $4.8 million compared to the three months ended August 31, 2022. The increase in base management fees results from the 18.3% increase in the average value of our total assets, less cash and cash equivalents, from $930.4 million for the three months ended August 31, 2022 to $1,100.5 million for the three months ended August 31, 2023. For the six months ended August 31, 2023, base management fees increased $1.5 million, or 19.0%, from $7.9 million to $9.4 million compared to the six months ended August 31, 2022. The increase in base management fees results from the 19.3% increase in the average value of our total assets, less cash and cash equivalents, from $896.2 million for the six months ended August 31, 2022 to $1,069.0 million for the six months ended August 31, 2023.

For the three months ended August 31, 2023, incentive management fees increased $1.6 million, or 98.4%, compared to the three months ended August 31, 2022. The incentive fee on income increased from $1.7 million to $3.3 million for the three months ended August 31, 2022 and 2023, respectively, reflecting the increase in net investment income during the three months ended August 31, 2023 as compared to the three months ended August 31, 2022. The incentive fee on capital gains increased from a $(1.1) million benefit for the three months ended August 31, 2022 to a $(0.8) million benefit for the three months ended August 31, 2023, both reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods.

For the six months ended August 31, 2023, incentive management fees increased $3.9 million, or 96.7%, compared to the six months ended August 31, 2022. The incentive fee on income increased from $1.7 million for the six months ended August 31, 2022 to $6.5 million for the six months ended August 31, 2023, reflecting the fact that net investment income increased during this current period, and was above the hurdle during the full six months ended August 31, 2023. The incentive fee on capital gains decreased from a $(3.0) million benefit for the six months ended August 31, 2022 to a $(3.9) million benefit for the six months ended August 31, 2023, both reflecting the incentive fee income on net realized and unrealized depreciation recognized during both these periods.

For the three and six months ended August 31, 2023, professional fees increased $0.1 million, or 32.2% and increased $0.2 million, or 23.8%, respectively, compared to the three and six months ended August 31, 2022.

For the three and six months ended August 31, 2023, administrator expenses increased $0.1 million, or 17.0% and increased $0.2 million, or 13.1%, respectively, compared to the three and six months ended August 31, 2022.

For the three and six months ended August 31, 2023, general and other expenses increased $0.2 million, or 55.7% and increased $0.3 million, or 34.2%, respectively, compared to the three and six months ended August 31, 2022.

As discussed above, the increase in interest and debt financing expenses for the three months ended August 31, 2023 compared to the three months ended August 31, 2022 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. During the three months ended August 31, 2023 and August 31, 2022, the average borrowings outstanding under the Encina Credit Facility was $35.0 million and $25.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.75% and 5.83%, respectively. For the three months ended August 31, 2023 and August 31, 2022, the average borrowings outstanding of SBA debentures was $202.6 million and $222.0 million, respectively. For the three months ended August 31, 2023 and August 31, 2022, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.90% and 2.75%, respectively.

As discussed above, the increase in interest and debt financing expenses for the six months ended August 31, 2023 compared to the six months ended August 31, 2022 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. During the six months ended August 31, 2023 and August 31, 2022, the average borrowings outstanding under the Encina Credit Facility was $40.9 million and $22.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.56% and 5.40%, respectively. For the six months ended August 31, 2023 and August 31, 2022, the average borrowings outstanding of SBA debentures was $202.3 million and $218.4 million, respectively. For the six months ended August 31, 2023 and August 31, 2022, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 2.89% and 2.67%, respectively.

During the three months ended August 31, 2023 and August 31, 2022, the weighted average dollar amount of our 7.25% 2025 Notes outstanding was $0.0 million and $10.8 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the weighted average dollar amount of our 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 6.00% 2027 Notes outstanding was $105.5 million and $99.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 7.00% 2025 Notes outstanding was $12.0 million and $0.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.00% 2027 Notes outstanding was $46.0 million and $0.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.75% 2024 Notes outstanding was $20.0 million and $0.0 million, respectively. During the three months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.50% 2028 Notes outstanding was $57.5 million and $0.0 million, respectively.

During the six months ended August 31, 2023 and August 31, 2022, the weighted average dollar amount of our 7.25% 2025 Notes outstanding was $0.0 million and $27.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the weighted average dollar amount of our 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 6.00% 2027 Notes outstanding was $105.5 million and $44.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 7.00% 2025 Notes outstanding was $12.0 million and $0.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.00% 2027 Notes outstanding was $46.0 million and $0.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.75% 2024 Notes outstanding was $15.0 million and $0.0 million, respectively. During the six months ended August 31, 2023 and August 31, 2022, the average dollar amount of our 8.50% 2028 Notes outstanding was $42.9 million and $0.0 million, respectively.

For the three months ended August 31, 2023 and August 31, 2022, there were income tax expense (benefits) of ($0.2) million and ($0.1) million, respectively. For the six months ended August 31, 2023 and August 31, 2022, there were income tax expense (benefits) of ($0.2) million and ($0.2) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2023, we had $6.0 million of sales, repayments, exits or restructurings. For the six months ended August 31, 2023, we had $17.1 million of sales, repayments, exits or restructurings resulting in $0.09 million of net realized gains.

Six Months ended August 31, 2023

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
PDDS Buyer, LLC	Equity Interests	$-	$-	$41,350
Censis Technologies, Inc.	Equity Interests	-	-	6,773
GreyHeller LLC	Equity Interests	-	-	42,568

We received escrow payments from the prior sales of our investments in PPDS Buyer, LLC, Censis Technologies, Inc. and GreyHeller LLC.

For the three months ended August 31, 2022, we had $75.1 million of sales, repayments, exits or restructurings resulting in $7.9 million of net realized gains. For the six months ended August 31, 2022, we had $85.2 million of sales, repayments, exits or restructurings resulting in $8.1 million of net realized gains.

Six Months ended August 31, 2022

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
PDDS Buyer, LLC	Equity Interests	$9,943,838	$2,000,000	$7,943,838
Censis Technologies, Inc.	Equity Interests	-	-	68,731
Texas Teachers of Tomorrow, LLC	Equity Interests	-	-	24,977
V Rental Holdings LLC	Equity Interests	-	-	68,800

The $7.9 million of net realized gains was from the sale of the equity position in our PPDS Buyer investment.

We received escrow payments from the prior sales of our investments in Censis Technologies, Texas Teachers of Tomorrow, LLC and V Rental Holdings, LLC.

Net change in unrealized appreciation (depreciation) on investments

For the six months ended August 31, 2023, our investments had a net change in unrealized depreciation of $22.1 million versus a net change in unrealized depreciation of $22.6 million for the six months ended August 31, 2022.

The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended August 31, 2023 were the following (dollars in thousands):

Six Months ended August 31, 2023

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$34,308	$7,940	$(26,368)	$(16,523)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	27,392	(7,810)	(3,334)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	36,181	41,255	5,074	(3,206)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	25,120	15,207	(9,912)	(2,145)

The $16.5 million of unrealized depreciation in our investment Pepper Palace, Inc. was driven by further declines in performance.

The $3.3 million of unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the impact of overall market conditions.

The $3.2 million of unrealized depreciation in our investment Netreo Holdings, LLC was driven by increased company leverage and decreased performance.

The $2.1 million of unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the reduction in the carrying value of certain defaulted loans in the portfolio, as well as overall market conditions.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2023, we recorded a net increase in net assets resulting from operations of $7.9 million. Based on 12,158,440 weighted average common shares outstanding as of August 31, 2023, our per share net decrease in net assets resulting from operations was $0.65 for the three months ended August 31, 2023. For the three months ended August 31, 2022, we recorded a net increase in net assets resulting from operations of $1.0 million. Based on 11,963,276 weighted average common shares outstanding as of August 31, 2022, our per share net decrease in net assets resulting from operations was $0.08 for the three months ended August 31, 2022.

For the six months ended August 31, 2023, we recorded a net increase in net assets resulting from operations of $7.7 million. Based on 12,011,180 weighted average common shares outstanding as of August 31, 2023, our per share net decrease in net assets resulting from operations was $0.64 for the six months ended August 31, 2023. For the six months ended August 31, 2022, we recorded a net decrease in net assets resulting from operations of $0.5 million. Based on 12,037,855 weighted average common shares outstanding as of August 31, 2022, our per share net decrease in net assets resulting from operations was $0.04 for the six months ended August 31, 2022.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan (“DRIP”), the ATM Program, and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current NAV per share and we are limited in our ability to sell our common stock at a price below NAV per share, we have been and may continue to be limited in our ability to raise equity capital. Consistent with the terms of the ATM Program, the Manager may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 159.7% as of August 31, 2023 and 165.9% as of February 28, 2023. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Commitment. We entered into the Credit and Security Agreement (the “Credit Agreement”) relating to the Encina Credit Facility in the initial facility amount of $50.0 million (the “Facility Amount”).

Availability. We can draw up to the lesser of (i) the Facility Amount and (ii) the Borrowing Base. The Borrowing Base is an amount equal to (i) the difference of (A) the product of the applicable advance rate which varies from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Encina Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Encina Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments we have under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset we held as of the date on which the Encina Credit Facility was closed was valued as of that date and each loan asset that we acquire after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

Collateral. The Encina Credit Facility is secured by assets of Saratoga Investment Funding II LLC (“SIF II”) and pledged to the lender under the credit facility. SIF II is a wholly owned special purpose entity formed for the purpose of entering into the Encina Credit Facility.

Interest Rate and Fees. Under the Encina Credit Facility, funds were borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 0.75%, plus an applicable margin of 4.00%. The Credit Agreement includes benchmark replacement provisions which permit the Administrative Agent and the borrower to select a replacement rate upon the unavailability of LIBOR. In addition, we pay the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Encina Credit Facility for the duration of the term of the Encina Credit Facility. Accrued interest and commitment fees are payable monthly in arrears. We were also obligated to pay certain other fees to the lenders in connection with the closing of the Encina Credit Facility.

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

The Encina Credit Facility also may require payment of outstanding borrowings or replacement of pledged loan assets upon our breach of our representation and warranty that pledged loan assets included in the Borrowing Base are “eligible” loan assets. Such ineligible collateral loans will be excluded from the calculation of the Borrowing Base and may lead to a Borrowing Base Deficiency, which may be cured by effecting one or more (or any combination thereof) of the following actions: (A) deposit into or credit to the collection account cash and eligible investments, (B) repay outstanding borrowings (together with certain costs and expenses), (C) sell or substitute loan assets in accordance with the Encina Credit Facility, or (D) pledge additional loan assets as collateral. Compliance with the Collateral Tests is also a condition to the discretionary sale of pledged loan assets by us.

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

Operating Expenses. The priority of payments provision of the Encina Credit Facility provides for the payment of certain of our operating expenses out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $200,000 per annum.

Covenants; Representations and Warranties; Events of Default. The Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Credit Agreement does not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Credit Agreement include, among other things, the following:

o	Our failure to maintain an Interest Coverage Ratio of less than 175%;

o	Our failure of the Company to maintain an Overcollateralization Ratio of less than 200%;

o	the filing of certain ERISA or tax liens on our assets or the Equityholder;

o	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

o	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed to replace such key person within 30 days;

o	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed within 30 days.

Fees and Expenses. We paid certain fees and reimbursed Encina Lender Finance, LLC for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Encina Lender Finance, LLC in connection with the Encina Credit Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing. These amounts totaled $1.4 million.

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

As of August 31, 2023, we had $35.0 million outstanding borrowings under the Credit Facility and $189.0 million of SBA-guaranteed debentures outstanding (which are discussed below).

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

As of August 31, 2023 SBIC LP had $75.0 million in regulatory capital and $0.0 million in SBA-guaranteed debentures outstanding, SBIC II LP had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $66.7 million in regulatory capital and $14.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

7.25% 2025 Notes

On June 24, 2020, we issued $37.5 million aggregate principal amount of our 7.25% 2025 Notes for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds were $5.4 million after deducting underwriting commissions of approximately $0.2 million. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes. On July 14, 2022, we redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK” and have been delisted following the full redemption on July 14, 2022.

On July 14, 2022, we redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK” and have been delisted following the full redemption on July 14, 2022.

7.75% 2025 Notes

On July 9, 2020, we issued $5.0 million aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the Notes. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note.

At August 31, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million.

6.25% 2027 Notes

On December 29, 2020, we issued $5.0 aggregate principal amount of our 6.25% fixed-rate Notes due in 2027 (the “6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, we issued $10.0 million aggregate principal amount of the Second 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.4 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

At August 31, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million.

4.375% 2026 Notes

On March 10, 2021, we issued $50.0 million aggregate principal amount of the 4.375% 2026 Notes for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.2 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, or thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the Notes.

On July 15, 2021, we issued an additional $125.0 million aggregate principal amount of the Company’s 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commission of $2.5 million. Offering costs incurred were approximately $0.2 million. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes.

At August 31, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million.

4.35% 2027 Notes

On January 19, 2022, we issued $75.0 million aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at our option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

At August 31, 2023 the total 4.35% 2027 Notes outstanding was $75.0 million.

6.00% 2027 Notes

On April 27, 2022, we issued $87.5 million aggregate principal amount of our 6.00% fixed-rate notes due 2027 (the “6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the 6.00% 2027 Notes. Net proceeds were $9.7 million after deducting underwriting commissions of approximately $0.3 million. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

On August 15, 2022, we issued an additional $8.0 million aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and had the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional financing costs of $0.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

At August 31, 2023 the total 6.00% 2027 Notes outstanding was $105.5 million.

7.00% 2025 Notes

On September 8, 2022, we issued $12.0 million aggregate principal amount of our 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after underwriting discounts of approximately $0.4 million. Additional offering costs incurred were approximately $0.05 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.04 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

At August 31, 2023 the total 7.00% 2025 Notes outstanding was $12.0 million.

8.00% 2027 Notes

On October 27, 2022, we issued $40.0 million aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.1 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year, beginning February 28, 2023. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

At August 31, 2023 the total 8.00% 2027 Notes outstanding was $46.0 million.

8.125% 2027 Notes

On December 13, 2022, we issued $52.5 million aggregate principal amount of our 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

At August 31, 2023, the total 8.125% 2027 Notes outstanding was $60.4 million.

8.75% 2024 Notes

On March 31, 2023, we issued $10.0 million in aggregate principal amount of our 8.75% fixed-rate notes due 2024 (the “8.75% 2024 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, we issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2024 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year, beginning May 31, 2023.  The 8.75% 2024 Notes mature on March 31, 2024. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and general corporate purposes. Financing costs of $0.7 million related to the 8.75% 2024 Notes have been capitalized and are being amortized over the term of the 8.75% 2024 Notes.

At August 31, 2023, the total 8.75% 2024 Notes outstanding was $20.0 million.

8.50% 2028 Notes

On April 14, 2023, we issued $50.0 million in aggregate principal amount of our 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes. Net proceeds were $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year, beginning May 31, 2023.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per share.

At August 31, 2023, the total 8.50% 2028 Notes outstanding was $57.5 million.

At August 31, 2023 and February 28, 2023, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2023		February 28, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$19,305	1.8%	$65,746	6.2%
Cash and cash equivalents, reserve accounts	29,128	2.5	30,330	2.8
First lien term loans	929,392	81.0	798,534	74.7
Second lien term loans	15,326	1.3	14,936	1.4
Unsecured term loans	17,619	1.5	41,362	3.9
Structured finance securities	35,609	3.1	20,661	1.9
Equity interests	100,999	8.8	97,097	9.1
Total	$1,147,378	100.0%	$1,068,666	100.0%

Equity Capital Activities

On July 13, 2018, we issued 1,150,000 shares of its common stock priced at $25.00 per share (par value $0.001 per share) at an aggregate total of $28.75 million. The net proceeds, after deducting underwriting commissions of $1.15 million and offering costs of approximately $0.2 million, amounted to approximately $27.4 million. We also granted the underwriters a 30-day option to purchase up to an additional 172,500 shares of its common stock, which was not exercised.

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

On July 30, 2021, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. and Compass Point Research and Trading, LLC, each as agents (the “Agents”), through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents, or to them, as principal for their account (the “ATM Program”).

On July 6, 2023, we amended the Equity Distribution Agreement to increase the maximum amount of shares of our common stock to be sold through the ATM Program to $300.0 million from $150.0 million, and on July 19, 2023, we amended the Equity Distribution Agreement to add an additional distribution agent, Raymond James & Associates. The sales price per share of our common stock offered under the ATM Program, less the Agents’ commission, will not be less than the NAV per share of our common stock at the time of such sale. Consistent with the terms of the ATM Program, the Manager may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

As of August 31, 2023, we sold 5,692,773 shares for gross proceeds of $148.3 million at an average price of $26.06 for aggregate net proceeds of $146.8 million (net of transaction costs). During the three months ended August 31, 2023, we sold 852,412 shares for gross proceeds of $24.3 million at an average price of $28.56 for aggregate net proceeds of $24.3 million (net of transaction costs). During the six months ended August 31, 2023, we sold 852,412 shares for gross proceeds of $24.3 million at an average price of $28.56 for aggregate net proceeds of $24.3 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended August 31, 2023, the Manager reimbursed the Company $2.1 million. For the six months ended August 31, 2023, the Manager reimbursed the Company $2.1 million.

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares that may be repurchased under the Share Repurchase Plan to 1.7 million shares of common stock. As of August 31, 2023, we had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2023, we did not purchase any shares pursuant to the Share Repurchase Plan. During the six months ended August 31, 2023, we purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from August 31, 2023 back to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2024
September 28, 2023	$0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.10
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40

Payment date	Cash Dividend
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 46,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,313 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,628 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,197 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 159.7% as of August 31, 2023 and 165.9% as of February 28, 2023.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended August 31, 2023.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2023:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	189,000	-	-	-	189,000
8.75% 2024 Notes	20,000	20,000	-	-	-
6.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$795,375	$20,000	$227,000	$359,375	$189,000

Off-balance sheet arrangements

As of August 31, 2023 and February 28, 2023, our off-balance sheet arrangements consisted of $140.6 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2023: and February 28, 2023: is shown in the table below (dollars in thousands):

	August 31, 2023	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	-
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	4,000	4,000
Pepper Palace, Inc.	3,000	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$82,798	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$4,844	$-
ARC Health OpCo LLC	259	10,773
Artemis Wax Corp.	-	8,500
Ascend Software, LLC	1,500	3,200
Axero Holdings, LLC - Revolver	500	500
BQE Software, Inc.	3,250	-
C2 Educational Systems, Inc.	3,000	-
Davisware, LLC	1,500	-
Exigo, LLC	4,167	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	3,367	11,000
GoReact	1,250	2,500
JDXpert	-	1,000
Inspect Point Holding, LLC	1,500
Modis Dental Partners OpCo, LLC	7,500	-
Pepper Palace, Inc.	-	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	-	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	19,500	-
Zollege PBC	575	1,000
	57,754	48,973
Total	$140,552	$108,771

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2023, we had cash and cash equivalents and cash and cash equivalents, reserve accounts of of $48.4 million and $30.0 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize LIBOR. Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it to the 5.25% to 5.50% range and has indicated that it may consider an additional rate hike in 2023. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR. At August 31, 2023, we had $760.4 million of borrowings outstanding. In addition, there were $35.0 million borrowings outstanding under the Encina Credit Facility as of August 31, 2023.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2023 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $10.0 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $10.0 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the statements of assets and liabilities and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in SOFR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, could have periods of divergence. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Interest Income	Increase (Decrease) in Net Interest Income*	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
-100	$(9,994)	$350	$(9,644)	$(7,715)	$(0.64)
-50	(4,997)	175	(4,822)	(3,858)	(0.32)
-25	(2,498)	88	(2,410)	(1,928)	(0.16)
25	2,498	(88)	2,410	1,928	0.16
50	4,997	(175)	4,822	3,858	0.32
100	9,994	(350)	9,644	7,715	0.64
200	19,988	(700)	19,288	15,430	1.28
300	29,982	(1,050)	28,932	23,146	1.93
400	39,975	(1,400)	38,575	30,860	2.57

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Except for the risk factor set forth below, there have been no material changes during the six months ended August 31, 2023 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. Prior to June 30, 2023, LIBOR was typically the reference rate used in floating-rate loans identified by the Manager.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on July 13, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed January 6, 2021).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed on April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.15	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.16	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.17	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.18	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.19	Form of 4.375% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.20	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.21	Form of 7.00% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).

4.22	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.23	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.25	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.15 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on July 13, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.9	Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 2, 2021).

10.10	Amendment No. 2 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 10, 2023).

10.11	Amendment No. 3 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc., Compass Point Research and Trading, LLC, and Raymond James & Associates, Inc. on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 19, 2023).

10.12	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.13	First Amendment to the Credit and Security Agreement, dated as of January 27, 2023, by and among Saratoga Investment Fund II LLC, as borrower, Saratoga Investment Corp., as equityholder and as collateral manager, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent and as collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K, filed on February 2, 2023).

10.14	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.15	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.16	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

10.17	Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated July 9, 2020 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.18	First Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated January 28, 2021 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.19	Second Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated September 8, 2022 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: October 10, 2023	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer