Form 10-Q
period 2023-11-30
SARATOGA INVESTMENT CORP.
filed 2024-01-09
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2023

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

The number of outstanding common shares of the registrant as of January 8, 2024 was 13,653,476

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	November 30, 2023	February 28, 2023
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $983,711,569 and $819,966,208, respectively)	$976,440,074	$828,028,800
Affiliate investments (amortized cost of $45,834,741 and $25,722,320, respectively)	47,128,397	28,305,871
Control investments (amortized cost of $118,317,634 and $120,800,829, respectively)	90,470,138	116,255,582
Total investments at fair value (amortized cost of $1,147,863,944 and $966,489,357, respectively)	1,114,038,609	972,590,253
Cash and cash equivalents	21,386,880	65,746,494
Cash and cash equivalents, reserve accounts	25,639,619	30,329,779
Interest receivable (net of reserve of $6,951,408 and $2,217,300, respectively)	9,235,919	8,159,951
Management fee receivable	364,032	363,809
Other assets	932,383	531,337
Current tax receivable	99,676	436,551
Total assets	$1,171,697,118	$1,078,158,174

LIABILITIES
Revolving credit facility	$35,000,000	$32,500,000
Deferred debt financing costs, revolving credit facility	(996,961)	(1,344,005)
SBA debentures payable	205,000,000	202,000,000
Deferred debt financing costs, SBA debentures payable	(5,789,246)	(4,923,488)
8.75% Notes Payable 2024	20,000,000	-
Discount on 8.75% notes payable 2024	(251,521)	-
Deferred debt financing costs, 8.75% notes payable 2024	(10,576)	-
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(222,781)	(304,946)
Deferred debt financing costs, 7.00% notes payable 2025	(28,165)	(40,118)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(88,206)	(129,528)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	641,310	830,824
Deferred debt financing costs, 4.375% notes payable 2026	(1,918,155)	(2,552,924)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(330,619)	(408,932)
Deferred debt financing costs, 4.35% notes payable 2027	(1,119,041)	(1,378,515)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(291,226)	(344,949)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(132,538)	(159,334)
Deferred debt financing costs, 6.00% notes payable 2027	(2,399,002)	(2,926,637)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(1,360,960)	(1,622,376)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,665,155)	(1,944,536)
8.50% Notes Payable 2028	57,500,000	-
Deferred debt financing costs, 8.50% notes payable 2028	(1,781,486)	-
Base management and incentive fees payable	8,139,713	12,114,878
Deferred tax liability	3,422,306	2,816,572
Accounts payable and accrued expenses	2,086,243	1,464,343
Interest and debt fees payable	4,609,435	3,652,936
Directors fees payable	-	14,932
Due to manager	250,000	10,935
Total liabilities	812,138,369	731,200,132

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 13,114,977 and 11,890,500 common shares issued and outstanding, respectively	13,115	11,891
Capital in excess of par value	356,698,595	321,893,806
Total distributable earnings	2,847,039	25,052,345
Total net assets	359,558,749	346,958,042
Total liabilities and net assets	$1,171,697,118	$1,078,158,174
NET ASSET VALUE PER SHARE	$27.42	$29.18

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$28,741,745	$19,549,044	$83,542,257	$49,597,660
Affiliate investments	1,165,585	1,914,800	2,799,735	4,287,449
Control investments	2,183,242	1,671,354	6,314,550	4,731,150
Payment-in-kind interest income:
Non-control/Non-affiliate investments	88,106	87,130	706,339	258,557
Affiliate investments	221,348	191,860	644,484	221,027
Control investments	258,729	102,720	542,581	260,161
Total interest from investments	32,658,755	23,516,908	94,549,946	59,356,004
Interest from cash and cash equivalents	521,574	200,258	1,864,956	235,410
Management fee income	819,929	818,254	2,453,967	2,451,242
Dividend Income	1,828,584	436,941	5,301,097	949,758
Structuring and advisory fee income	312,135	553,497	1,786,357	2,813,311
Other income	199,368	731,166	530,210	983,277
Total investment income	36,340,345	26,257,024	106,486,533	66,789,002

OPERATING EXPENSES
Interest and debt financing expenses	12,522,357	8,449,900	36,628,641	23,243,438
Base management fees	4,857,059	4,258,821	14,262,147	12,164,989
Incentive management fees expense	2,243,621	1,531,060	4,828,442	216,915
Professional fees	434,552	558,531	1,407,275	1,344,021
Administrator expenses	1,075,000	818,750	2,797,917	2,341,667
Insurance	81,002	89,187	244,804	266,723
Directors fees and expenses	80,729	80,000	280,797	300,000
General and administrative	660,062	525,202	1,957,906	1,492,063
Income tax expense (benefit)	219,900	68,136	(11,193)	(132,487)
Total operating expenses	22,174,282	16,379,587	62,396,736	41,237,329
NET INVESTMENT INCOME	14,166,063	9,877,437	44,089,797	25,551,673

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	60,565	(740,434)	151,256	7,365,913
Net realized gain (loss) from investments	60,565	(740,434)	151,256	7,365,913
Income tax (provision) benefit from realized gain on investments	-	479,318	-	548,568
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(1,948,502)	2,082,634	(15,334,087)	(12,430,125)
Affiliate investments	(1,084,259)	693,483	(1,289,895)	3,861,523
Control investments	(14,833,592)	(5,952,325)	(23,302,249)	(17,199,511)
Net change in unrealized appreciation (depreciation) on investments	(17,866,353)	(3,176,208)	(39,926,231)	(25,768,113)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(415,894)	(425,848)	(577,693)	(1,017,953)
Net realized and unrealized gain (loss) on investments	(18,221,682)	(3,863,172)	(40,352,668)	(18,871,585)
Realized losses on extinguishment of debt	-	-	(110,056)	(1,204,809)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,055,619)	$6,014,265	$3,627,073	$5,475,279
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.31)	$0.51	$0.29	$0.46
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,052,896	11,893,173	12,355,815	11,989,811

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2023	November 30, 2022
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$44,089,797	$25,551,673
Net realized gain from investments	151,256	7,365,913
Realized losses on extinguishment of debt	(110,056)	(1,204,809)
Income tax (provision) benefit from realized gain on investments	-	548,568
Net change in unrealized appreciation (depreciation) on investments	(39,926,231)	(25,768,113)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(577,693)	(1,017,953)
Net increase in net assets resulting from operations	3,627,073	5,475,279

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(25,832,379)	(19,232,096)
Net decrease in net assets from shareholder distributions	(25,832,379)	(19,232,096)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	31,510,617	-
Capital contribution from manager	3,093,288	-
Stock dividend distribution	2,667,152	3,347,802
Repurchases of common stock	(2,157,605)	(9,600,116)
Repurchase fees	(1,772)	(7,792)
Offering costs	(305,667)	-
Net increase (decrease) in net assets from capital share transactions	34,806,013	(6,260,106)
Total increase (decrease) in net assets	12,600,707	(20,016,923)
Net assets at beginning of period	346,958,042	355,780,523
Net assets at end of period	$359,558,749	$335,763,600

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2023	November 30, 2022
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,627,073	$5,475,279
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	4,054,128	1,374,899
Net accretion of discount on investments	(1,641,652)	(1,245,358)
Amortization of deferred debt financing costs	3,909,127	2,567,903
Realized losses on extinguishment of debt	110,056	1,204,809
Income tax expense (benefit)	(11,193)	(681,055)
Net realized (gain) loss from investments	(151,256)	(7,365,913)
Net change in unrealized (appreciation) depreciation on investments	39,926,231	25,768,113
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	577,693	1,017,953
Proceeds from sales and repayments of investments	19,247,834	162,090,516
Purchases of investments	(202,883,641)	(345,088,953)
(Increase) decrease in operating assets:
Interest receivable	(1,075,968)	(3,722,035)
Due from affiliate	-	90,968
Management fee receivable	(223)	(1,266)
Other assets	(401,046)	18,119
Current income tax receivable	336,875	-
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(3,975,165)	(3,390,134)
Accounts payable and accrued expenses	621,900	466,950
Current tax payable	-	(2,793,200)
Interest and debt fees payable	956,499	2,145,104
Directors fees payable	(14,932)	25,932
Excise tax payable	-	(630,183)
Due to manager	239,065	(257,628)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(136,548,595)	(162,929,180)

Financing activities
Borrowings on debt	62,500,000	105,500,000
Paydowns on debt	(57,000,000)	(35,340,000)
Issuance of notes	77,500,000	163,500,000
Repayments of notes	-	(43,125,000)
Payments of deferred debt financing costs	(4,474,813)	(7,400,318)
Discount on debt issuance, 6.00% notes 2027	-	(176,000)
Discount on debt issuance, 7.00% notes 2025	-	(360,000)
Proceeds from issuance of common stock	31,510,617	-
Capital contribution from manager	3,093,288	-
Payments of cash dividends	(23,165,227)	(15,884,294)
Repurchases of common stock	(2,157,605)	(9,600,116)
Repurchases fees	(1,772)	(7,792)
Payments of offering costs	(305,667)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	87,498,821	157,106,480
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(49,049,774)	(5,822,700)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	96,076,273	52,870,342
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See Note 2)	$47,026,499	$47,047,642

Supplemental information:
Interest paid during the period	$31,763,015	$18,374,593
Cash paid for taxes	654,930	2,770,984
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(4,054,128)	1,374,899
Net accretion of discount on investments	1,641,652	1,245,358
Amortization of deferred debt financing costs	3,909,127	2,567,903
Stock dividend distribution	2,667,152	3,347,802

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2023

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 269.2% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.87% Cash, 7/18/2027	7/18/2022	$7,920,000	$7,856,836	$7,890,696	2.2%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,919,054	0.8%
		Total Alternative Investment Management Software			9,856,836	10,809,750	3.0%
BQE Software, Inc.	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 12.12% Cash, 4/13/2028	4/13/2023	$24,500,000	24,273,149	24,291,750	6.8%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 12.12% Cash, 4/13/2028	4/13/2023	$750,000	743,020	743,625	0.2%
		Total Architecture & Engineering Software			25,016,169	25,035,375	7.0%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.62% Cash, 5/10/2028	5/10/2023	$22,649,425	22,277,557	22,588,272	6.3%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,108,099	0.3%
		Total Association Management Software			23,349,951	23,696,371	6.6%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 12.09% Cash, 5/20/2026	5/20/2021	$57,500,000	57,182,306	57,747,250	16.1%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,556,457	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,668,566	0.5%
		Total Consumer Services			60,182,306	63,972,273	17.9%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,397,441	1.2%
		Total Corporate Education Software			475,698	4,397,441	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,715,526	0.8%
		Total Cyber Security			1,906,275	2,715,526	0.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.33%), 15.70% Cash, 4/29/2026	2/8/2023	$10,756,017	10,734,773	10,971,137	3.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,091,738	0.3%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.52% Cash, 11/25/2025	11/25/2020	$6,555,000	6,524,137	6,279,035	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.52% Cash, 11/25/2025	11/25/2020	$4,650,000	4,634,096	4,454,235	1.2%
		Total Dental Practice Management			22,920,525	22,796,145	6.3%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+5.75%), 11.19% Cash, 3/16/2027	3/16/2022	$24,375,000	24,220,792	23,953,313	6.7%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 11.19% Cash, 3/16/2027	3/16/2022	$-	-	(18,021)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,188,396	0.3%
		Total Direct Selling Software			25,262,459	25,123,688	7.0%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.87% Cash, 5/31/2025	5/31/2017	$21,500,000	21,475,005	21,506,450	6.0%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.87% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	569,082	0.2%
Zollege PBC (k)	Education Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 14.37% Cash/2.00% PIK, 5/11/2026	5/11/2021	$16,409,153	16,332,693	13,782,048	3.8%
Zollege PBC (j)(k)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 14.37% Cash/2.00% PIK, 5/11/2026	5/11/2021	$939,109	932,951	788,758	0.2%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	32,716	0.0%
		Total Education Services			39,490,553	36,679,054	10.2%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Destiny Solutions Inc. (h)(i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	9,633,415	2.7%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 14.07% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,067,365	8,033,120	8,073,012	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 14.07% Cash/1.00% PIK, 1/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	553,406	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	230,727	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 8/5/2027	8/5/2022	$27,000,000	26,783,146	26,454,600	7.4%
		Total Education Software			39,189,744	44,945,160	12.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	274,272	0.1%
		Total Facilities Maintenance			488,148	274,272	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 7/31/2024	9/6/2019	$6,000,000	5,985,947	5,976,600	1.7%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 7/31/2024	9/6/2019	$3,977,790	3,964,276	3,962,277	1.1%
		Total Field Service Management			9,950,223	9,938,877	2.8%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 12/30/2026	12/30/2021	$22,713,926	22,616,511	22,389,117	6.2%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 12/30/2026	12/30/2021	$3,286,074	3,260,914	3,239,083	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	481,091	0.1%
		Total Financial Services			26,127,425	26,109,291	7.2%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.13% Cash, 12/15/2026	12/15/2021	$6,000,000	5,959,140	5,904,600	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.13% Cash, 12/15/2026	12/15/2021	$4,050,000	4,018,101	3,961,755	1.1%
		Total Financial Services Software			9,977,241	9,866,355	2.7%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.84% Cash, 07/19/2028	7/19/2023	$10,000,000	9,904,135	9,900,000	2.8%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.84% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,904,135	9,900,000	2.8%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 3/31/2028	3/31/2023	$30,000,000	29,725,038	29,925,000	8.3%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	2,076,541	0.6%
		Total Health/Fitness Franchisor			31,725,038	32,001,541	8.9%

Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.37% Cash, 9/11/2028	9/11/2023	$10,000,000	9,914,732	9,913,000	2.8%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.37% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	657,124	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.62% Cash, 1/31/2025	1/31/2017	$25,000,000	24,959,793	25,000,000	7.0%
		Total Healthcare Services			35,132,914	35,570,124	10.0%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.59% Cash, 1/31/2027	4/15/2019	$55,066,770	54,739,570	55,220,957	15.4%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.59% Cash, 1/31/2027	4/15/2019	$13,790,700	13,738,934	13,829,314	3.8%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	5,188,325	1.4%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.87% Cash, 5/12/2026	11/12/2020	$35,125,000	34,951,761	35,125,000	9.8%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.87% Cash, 5/12/2026	11/12/2020	$10,300,000	10,223,547	10,300,000	2.9%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	825,014	0.2%
		Total Healthcare Software			117,041,724	120,488,610	33.5%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a)(d)	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.87%, 12/22/2025	12/22/2020	$3,136,517	3,121,291	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.87%, 12/22/2025	12/22/2020	$2,000,000	1,988,440	2,000,000	0.6%
Book4Time, Inc. (a)(h)(i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	363,008	0.1%
Knowland Group, LLC (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 16.52% Cash/3.00% PIK, 12/31/2024	11/9/2018	$15,878,989	15,878,989	9,632,195	2.7%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.62% Cash, 11/15/2027	4/27/2020	$23,000,000	22,824,663	23,046,000	6.4%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.62% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,970,209	38,177,720	10.7%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+8.13%), 13.50% Cash, 11/16/2025	11/16/2020	$43,000,000	42,768,427	43,017,200	12.0%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+8.13%), 13.50% Cash, 11/16/2025	11/16/2020	$26,250,000	25,978,236	26,260,500	7.3%
		Total HVAC Services and Sales			68,746,663	69,277,700	19.3%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.75% Cash, 3/6/2025	3/6/2013	$1,465,386	1,465,386	1,465,386	0.4%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	7,995,842	2.2%
		Total Industrial Products			1,465,386	9,461,228	2.6%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 13.37% Cash, 10/1/2026	10/1/2021	$13,368,068	13,289,222	13,368,068	3.7%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,030,125	1.1%
		Total Insurance Software			15,789,222	17,398,193	4.8%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.87% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	12.0%
		Total IT Services			42,967,165	43,000,000	12.0%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.57% Cash, 8/8/2027	8/8/2022	$12,000,000	11,915,633	12,120,000	3.4%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.57% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,915,633	12,120,000	3.4%
Centerbase, LLC	Legal Software	First Lien Term Loan (3M USD TERM SOFR+7.75%), 13.12% Cash, 1/18/2027	1/18/2022	$21,086,880	20,925,530	20,776,903	5.8%
		Total Legal Software			20,925,530	20,776,903	5.8%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.37% Cash, 12/30/2028	12/30/2022	$18,905,000	18,577,980	18,630,878	5.2%
		Total Marketing Orchestration Software			18,577,980	18,630,878	5.2%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.47%), 13.84% Cash, 8/5/2027	8/5/2022	$6,500,000	6,434,853	6,568,250	1.8%
ARC Health OpCo LLC (d)(j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.47%), 13.84% Cash, 8/5/2027	8/5/2022	$26,914,577	26,902,450	27,197,180	7.6%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	4,314,792	1.2%
		Total Mental Healthcare Services			37,506,902	38,080,222	10.6%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25), 10.77% Cash, 8/26/2026	8/26/2021	$15,000,000	14,905,503	14,715,000	4.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00), 11.52% Cash, 8/26/2026	8/26/2021	$5,000,000	4,959,057	4,905,000	1.4%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,343,035	0.7%
		Total Mentoring Software			22,864,560	21,963,035	6.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 14.63% Cash/1.00% PIK, 6/30/2024	5/29/2018	$14,230,244	14,210,779	14,190,399	3.9%
		Total Non-profit Services			14,210,779	14,190,399	3.9%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.87% Cash, 12/31/2025	12/28/2012	$6,000,000	5,991,114	6,028,200	1.7%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	995,001	0.3%
		Total Office Supplies			6,391,114	7,023,201	2.0%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.47% Cash, 7/9/2025	7/9/2020	$14,000,000	13,942,540	13,792,800	3.8%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.47% Cash, 7/9/2025	2/12/2021	$38,500,000	38,318,136	37,930,200	10.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,404,599	0.4%
		Total Real Estate Services			53,633,233	53,127,599	14.7%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD BSBY+7.25%), 12.62% Cash, 6/27/2027	6/27/2022	$9,576,000	9,493,397	9,524,290	2.6%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,125,160	1,125,160	1,107,618	0.3%
		Total Research Software			10,618,557	10,631,908	2.9%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.34% Cash, 11/19/2026	11/19/2021	$12,000,000	11,921,441	11,997,600	3.3%
LFR Chicken LLC	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.34% Cash, 11/19/2026	11/19/2021	$9,000,000	8,932,176	8,998,200	2.5%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,408,936	0.4%
		Total Restaurant			21,853,617	22,404,736	6.2%
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (3M USD TERM SOFR+8.75%), 14.27% Cash, 9/20/2026	3/28/2023	$9,950,000	9,865,212	10,001,740	2.8%
		Total Roofing Contractor Software			9,865,212	10,001,740	2.8%
Pepper Palace, Inc. (d)(k)	Specialty Food Retailer	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.77% Cash, 6/30/2026	6/30/2021	$33,320,000	33,129,970	4,821,774	1.3%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD TERM SOFR+6.25%), 11.77% Cash, 6/30/2026	6/30/2021	$1,101,600	1,091,442	159,414	0.0%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Revolving Credit Facility (3M USD TERM SOFR+6.25%), 11.77% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series A)	6/30/2021	1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series B)	6/30/2021	197,035	197,035	-	0.0%
		Total Specialty Food Retailer			35,418,447	4,981,188	1.3%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.37% Cash, 2/21/2025	2/21/2020	$26,000,000	25,933,625	25,994,800	7.2%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.37% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	999,800	0.3%
		Total Sports Management			26,933,625	26,994,600	7.5%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,089,107	0.6%
		Total Staffing Services			100,000	2,089,107	0.6%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 14.13% Cash, 5/2/2027	5/2/2022	$6,000,000	5,952,909	6,120,000	1.7%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 14.13% Cash, 5/2/2027	5/2/2022	$1,000,000	991,053	1,020,000	0.3%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (6M USD TERM SOFR+8.00%), 13.33% Cash, 8/5/2028	8/5/2022	$20,000,000	19,872,540	19,960,000	5.8%
		Total Talent Acquisition Software			26,816,502	27,100,000	7.8%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 11.12% Cash, 5/12/2028	5/12/2023	$4,680,505	4,635,792	4,689,864	1.3%
		Total Veterinary Services			4,635,792	4,689,864	1.3%
Sub Total Non-control/Non-affiliate investments					983,711,569	976,440,074	272.2%
Affiliate investments - 16.2% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 14.52% Cash, 8/18/2027	8/18/2022	$7,000,000	6,942,570	6,909,700	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,906,527	5,863,709	5,240,861	1.5%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	1,370,911	0.4%
		Total Corporate Education Software			15,806,279	13,521,472	3.8%
Modis Dental Partners OpCo, LLC (f)	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.48%), 14.82% Cash, 4/18/2028	4/18/2023	$7,000,000	6,902,386	6,988,800	1.9%
Modis Dental Partners OpCo, LLC (j)(f)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.48%), 14.82% Cash, 4/18/2028	4/18/2023	$-	-	-	0.0%
Modis Dental Partners OpCo, LLC (f)(h)	Dental Practice Management	Class A Preferred Units	4/18/2023	1,950,000	1,950,000	1,872,000	0.5%
		Total Dental Practice Management			8,852,386	8,860,800	2.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+10.00%), 15.52% Cash, 6/30/2026	6/30/2021	$5,500,000	5,465,822	5,538,500	1.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+10.00%), 15.52% Cash, 6/30/2026	6/30/2021	$1,100,000	1,092,183	1,107,700	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+10.00%), 15.52% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	2,801,000	0.8%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	4,446,367	1.2%
		Total Employee Collaboration Software			10,669,223	13,893,567	3.8%
Alpha Aesthetics Partners OpCo, LLC (f)	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.98%), 15.32% Cash, 3/20/2028	3/20/2023	$3,900,000	3,845,631	3,891,810	1.2%
Alpha Aesthetics Partners OpCo, LLC (f)(j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.98%), 15.32% Cash, 3/20/2028	3/20/2023	$4,880,496	4,811,222	4,870,247	1.4%
Alpha Aesthetics Partners OpCo, LLC (f)(h)	Healthcare Services	Class A Preferred Units	3/20/2023	1,850,000	1,850,000	2,090,501	0.6%
		Total Healthcare Services			10,506,853	10,852,558	3.2%
Sub Total Affiliate investments					45,834,741	47,128,397	13.2%
Control investments - 25.2% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD TERM SOFR +6.50%), 15.52% Cash/3.50% PIK 12/31/2025	7/3/2018	$5,643,670	5,632,944	5,515,558	1.5%
Netreo Holdings, LLC (d)(g)	IT Services	Delayed Draw Term Loan (3M USD TERM SOFR +6.50%), 15.52% Cash/3.50% PIK, 12/31/2025	5/26/2020	$25,048,948	24,957,841	24,480,337	6.8%
Netreo Holdings, LLC (g)(h)	IT Services	Common Stock Class A Units	7/3/2018	4,600,677	8,344,500	5,675,795	1.6%
		Total IT Services			38,935,285	35,671,690	9.9%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	23,412,409	8,938,522	2.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 15.37%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,981,565	2.5%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.92%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	11,467,384	3.2%
		Total Structured Finance Securities			44,179,909	29,387,471	8.2%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	2/17/2022	$17,618,954	17,618,954	17,618,954	4.9%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	7,792,023	2.2%
		Total Investment Fund			35,202,440	25,410,977	7.1%
Sub Total Control investments					118,317,634	90,470,138	25.2%
TOTAL INVESTMENTS - 310.6% (b)					$1,147,863,944	$1,114,038,609	310.6%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 13.1% (b)
U.S. Bank Money Market (l)	47,026,499	$47,026,499	$47,026,499	13.1%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	47,026,499	$47,026,499	$47,026,499	13.1%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of November 30, 2023, non-qualifying assets represent 6.2% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $359,558,749 as of November 30, 2023.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the nine months ended November 30, 2023 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$691,807	$-	$-	$723,935
ETU Holdings, Inc.	-	-	1,425,096	-	-	(2,367,949)
Modis Dental Partners OpCo, LLC	8,845,000	-	656,579	-	-	8,414
Alpha Aesthetics Partners OpCo, LLC	10,498,789	-	424,543	-	-	345,705
Total	$19,343,789	$-	$3,198,025	$-	$-	$(1,289,895)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended November 30, 2023 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$2,475,000	$-	$3,151,257	$-	$-	$(11,543,808)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	2,453,967	-	(6,706,561)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	1,265,735	-	-	112,889
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,099,141	-	-	150,159
Saratoga Senior Loan Fund I JV, LLC	-	-	1,340,998	-	-	-
Saratoga Senior Loan Fund I JV, LLC	-	-	-	-	-	(5,314,928)
Total	$2,475,000	$-	$6,857,131	$2,453,967	$-	$(23,302,249)

(h)	Non-income producing at November 30, 2023.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of November 30, 2023. (See Note 9 to the consolidated financial statements).
(k)	As of November 30, 2023, the investment was on non-accrual status. The fair value of these investments was approximately $29.2 million, which represented 2.6% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of November 30, 2023.

BSBY - Bloomberg Short-Term Bank Yield

SOFR - Secured Overnight Financing Rate

1M USD BSBY - The 1 month USD BSBY rate as of November 30, 2023 was 5.37%.

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of November 30, 2023 was 5.34%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of November 30, 2023 was 5.37%.

6M USD TERM SOFR - The 6 month USD TERM SOFR rate as of November 30, 2023 was 5.33%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 238.6% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.39% Cash, 7/18/2027	7/18/2022	$7,980,000	$7,907,457	$7,911,372	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,548,000	0.7%
		Total Alternative Investment Management Software			9,907,457	10,459,372	3.0%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.41% Cash, 5/20/2026	5/20/2021	$57,500,000	57,059,057	57,500,000	16.6%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,642,322	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,500,005	0.4%
		Total Consumer Services			60,059,057	63,642,327	18.3%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,809,091	1.1%
		Total Corporate Education Software			475,698	3,809,091	1.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,509,210	0.7%
		Total Cyber Security			1,906,275	2,509,210	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$6,555,000	6,514,437	6,523,536	1.9%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$4,650,000	4,627,032	4,627,680	1.3%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.35%), 15.24% Cash, 4/29/2026	2/8/2023	$-	(94,504)	-	0.0%
Gen4 Dental Partners Holdings, LLC (i)	Dental Practice Management	Series A Preferred Units	2/8/2023	480,769	1,000,000	1,000,000	0.3%
		Total Dental Practice Management			12,046,965	12,151,216	3.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$24,812,500	24,632,494	24,504,825	7.1%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$-	-	(51,667)	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$208,334	208,333	195,417	0.1%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,121,575	0.3%
		Total Direct Selling Software			25,882,494	25,770,150	7.5%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/31/2023	5/31/2017	$18,500,000	18,497,146	18,525,900	5.3%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	629,892	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$16,000,000	15,905,830	14,827,200	4.3%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$500,000	496,809	390,050	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	115,676	0.0%
		Total Education Services			35,649,689	34,488,718	9.9%
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	8,941,350	2.6%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/17/2020	$8,006,000	7,952,042	7,982,783	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/18/2022	$1,000,750	1,000,750	997,848	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	218,168	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	217,370	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.89% Cash, 8/5/2027	8/5/2022	$27,000,000	26,751,573	26,597,700	7.7%
		Total Education Software			40,077,843	44,955,219	13.1%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	407,760	0.1%
		Total Facilities Maintenance			488,148	407,760	0.1%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$6,000,000	5,972,735	5,988,000	1.7%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$3,977,790	3,950,992	3,969,834	1.1%
		Total Field Service Management			9,923,727	9,957,834	2.8%
B. Riley Financial, Inc. (a)	Financial Services	Senior Unsecured Loan 6.75% Cash, 5/31/2024	10/18/2022	$165,301	165,301	160,077	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$22,713,926	22,603,970	22,311,890	6.4%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$3,286,074	3,257,297	3,227,910	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	518,413	0.1%
		Total Financial Services			26,276,568	26,218,290	7.4%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$6,000,000	5,952,354	5,902,200	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$3,300,000	3,269,283	3,194,050	0.9%
		Total Financial Services Software			9,221,637	9,096,250	2.6%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	$400,000	400,000	1,286,156	0.4%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 1/31/2025	1/31/2017	$25,000,000	24,938,666	25,000,000	7.2%
		Total Healthcare Services			25,338,666	26,286,156	7.6%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$55,483,943	55,105,372	55,445,104	16.0%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$13,895,175	13,829,142	13,885,448	4.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,606,741	1.3%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$35,125,000	34,906,981	35,103,925	10.1%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$9,300,000	9,219,412	9,294,420	2.7%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	788,283	0.2%
		Total Healthcare Software			116,448,819	119,123,921	34.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$3,136,517	3,116,896	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$2,000,000	1,984,212	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	281,778	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 13.97% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	9,760,821	2.8%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	4/27/2020	$23,000,000	22,806,316	22,793,000	6.6%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,943,239	37,972,116	11.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$43,000,000	42,694,831	42,570,000	12.3%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$12,000,000	11,894,177	11,880,000	3.4%
		Total HVAC Services and Sales			54,589,008	54,450,000	15.7%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 3/6/2025	3/6/2013	$3,089,986	3,089,986	3,089,986	0.9%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	6,517,923	1.9%
		Total Industrial Products			3,089,986	9,607,909	2.8%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 12.58% Cash, 10/1/2026	10/1/2021	$13,469,318	13,376,121	13,449,114	3.9%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,311,442	1.0%
		Total Insurance Software			15,876,121	16,760,556	4.9%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/17/2026	3/20/2020	$43,000,000	42,953,087	43,000,000	12.4%
		Total IT Services			42,953,087	43,000,000	12.4%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$12,000,000	11,906,362	12,090,000	3.5%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,906,362	12,090,000	3.5%
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 12.41% Cash, 1/18/2027	1/18/2022	$21,247,440	21,055,931	20,699,256	6.0%
		Total Legal Software			21,055,931	20,699,256	6.0%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 12/30/2028	12/10/2021	$19,000,000	18,626,777	18,715,000	5.4%
		Total Marketing Orchestration Software			18,626,777	18,715,000	5.4%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$6,500,000	6,427,296	6,461,000	1.9%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$7,726,978	7,634,711	7,680,616	2.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Shares	8/5/2022	2,808,236	3,035,108	2,780,153	0.8%
		Total Mental Healthcare Services			17,097,115	16,921,769	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 10.22% Cash, 8/26/2026	8/26/2021	$15,000,000	14,887,780	14,890,500	4.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+6.00), 10.97% Cash, 8/26/2026	8/26/2021	$3,000,000	2,973,634	2,978,100	0.9%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,490,403	1.0%
		Total Mentoring Software			20,861,414	21,359,003	6.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 14.15% Cash/1.00% PIK, 1/31/2024	5/29/2018	$13,122,781	13,091,197	13,095,223	3.8%
		Total Non-profit Services			13,091,197	13,095,223	3.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.39% Cash, 12/31/2025	12/28/2012	$6,000,000	5,974,379	5,965,800	1.7%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	406,755	0.1%
		Total Office Supplies			6,374,379	6,372,555	1.8%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	7/9/2020	$14,000,000	13,924,435	13,855,800	4.0%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	2/12/2021	$38,500,000	38,257,589	38,103,450	11.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,447,219	0.4%
		Total Real Estate Services			53,554,581	53,406,469	15.4%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,125,160	1,125,160	1,136,503	0.3%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD BSBY+7.25%), 11.83% Cash, 6/27/2027	6/27/2022	$9,600,000	9,503,123	9,540,480	2.7%
		Total Research Software			10,628,283	10,676,983	3.0%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$12,000,000	11,906,864	11,866,800	3.4%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$9,000,000	8,927,326	8,900,100	2.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,177,373	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 3/1/2024	3/1/2018	$3,217,657	3,217,657	2,881,888	0.8%
		Total Restaurant			25,051,847	24,826,161	7.1%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$33,490,000	33,255,863	24,410,861	7.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	-	0.0%
		Total Specialty Food Retailer			34,255,863	24,410,861	7.0%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$26,000,000	25,894,505	25,721,800	7.4%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	989,300	0.3%
		Total Sports Management			26,894,505	26,711,100	7.7%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,079,325	0.6%
		Total Staffing Services			100,000	2,079,325	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$6,000,000	5,947,780	6,045,000	1.7%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$-	-	-	0.0%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.89% Cash, 8/5/2028	8/5/2022	$20,000,000	19,857,613	19,954,000	5.8%
		Total Talent Acquisition Software			25,805,393	25,999,000	7.5%
Sub Total Non-control/Non-affiliate investments					819,966,208	828,028,800	238.6%
Affiliate investments - 8.1% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD LIBOR+9.00%), 13.97% Cash, 8/18/2027	8/18/2022	$7,000,000	6,935,556	7,006,300	2.0%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,282,563	5,235,433	5,175,327	1.5%
ETU Holdings, Inc. (f), (h)	Corporate Education Software	Series A-1 Preferred Stock	8/18/2022	3,000,000	3,000,000	3,072,504	0.9%
		Total Corporate Education Software			15,170,989	15,254,131	4.4%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$5,500,000	5,460,448	5,513,200	1.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$1,100,000	1,090,883	1,102,640	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,498,000	0.7%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	3,937,900	1.1%
		Total Employee Collaboration Software			10,551,331	13,051,740	3.7%
Sub Total Affiliate investments					25,722,320	28,305,871	8.1%
Control investments - 33.6% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK 12/31/2025	7/3/2018	$5,539,029	5,522,608	5,443,757	1.6%
Netreo Holdings, LLC (d), (g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK, 12/31/2025	5/26/2020	$22,111,008	22,019,877	21,730,699	6.3%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	16,992,742	4.9%
		Total IT Services			35,886,985	44,167,198	12.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	28,943,904	21,176,578	6.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 14.97%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,831,406	2.5%

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.44%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	11,354,495	3.3%
		Total Structured Finance Securities			49,711,404	41,362,479	11.9%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$17,618,954	17,618,954	17,618,954	5.1%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (h)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	13,106,951	3.8%
		Total Investment Fund			35,202,440	30,725,905	8.9%
Sub Total Control investments					120,800,829	116,255,582	33.6%
TOTAL INVESTMENTS - 280.3% (b)					$966,489,357	$972,590,253	280.3%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 27.7% (b)
U.S. Bank Money Market (l)	96,076,273	$96,076,273	$96,076,273	27.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	96,076,273	$96,076,273	$96,076,273	27.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2023, non-qualifying assets represent 8.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $346,958,042 as of February 28, 2023.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Artemis Wax Corp. is no longer an affiliate as of February 28, 2023. Transactions during the nine monthsyear ended February 28, 2023 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp	$27,440,000	$6,162,526	$3,418,378	$-	$-	$(1,460,287)
Axero Holdings, LLC	1,089,000	-	848,422	-	-	1,951,499
ETU Holdings, Inc.	14,880,000	-	923,437	-	-	83,142
Total	$43,409,000	$6,162,526	$5,190,237	$-	$-	$574,354

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2023 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$8,290,000	$-	$2,529,483	$-	$-	$(2,363,302)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	1,228,486	3,269,820	-	(4,149,106)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	11,392,500	-	552,330	-	-	(38,005)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,195,662	-	-	(543,594)
Saratoga Senior Loan Fund I JV, LLC	4,493,954	-	1,483,522	-	-	-
Saratoga Senior Loan Fund I JV, LLC	4,458,486	-	-	-	-	(3,367,599)
Total	$28,634,940	$-	$6,989,483	$3,269,820	$-	$(10,461,606)

(h)	Non-income producing at February 28, 2023.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2023. (See Note 9 to the consolidated financial statements).
(k)	As of February 28, 2023, the investment was on non-accrual status. The fair value of these investments was approximately $9.8 million, which represented 2.8% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2023.

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

November 30, 2023

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC LP (“SBIC LP”), Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses each provide up to $175.0 million. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. With all debentures repaid to the SBA, SBIC LP’s license was surrendered on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP.

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

The Company, SBIC LP, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC LP, SBIC II LP, or SBIC III LP’s status as investment companies during the nine months ended November 30, 2023.

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

As of November 30, 2023, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2023	February 28, 2023
Cash and cash equivalents	$21,386,880	$65,746,494
Cash and cash equivalents, reserve accounts	25,639,619	30,329,779
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$47,026,499	$96,076,273

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “control investments” are defined as investments in companies in which the Company owns more than 25.0% of the voting securities or maintains greater than 50.0% of the board representation. Under the 1940 Act, “affiliated investments” are defined as those non-control investments in companies in which the Company owns between 5.0% and 25.0% of the voting securities. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2023, our investment in three portfolio companies were on non-accrual status with a fair value of approximately $29.2 million, or 2.6% of the fair value of our portfolio. At February 28, 2023, our investment in one portfolio company was on non-accrual status with a fair value of approximately $9.8 million, or 1.0% of the fair value of our portfolio.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2023, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2020, 2021, 2022 and 2023 federal tax years for the Company remain subject to examination by the IRS. At November 30, 2023, and February 28, 2023, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2023 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$959,892	$-	$959,892
Second lien term loans	-	-	14,873	-	14,873
Unsecured term loans	-	-	17,619	-	17,619
Structured finance securities	-	-	29,387	-	29,387
Equity interests	-	-	84,476	7,792	92,268
Total	$-	$-	$1,106,247	$7,792	$1,114,039

*	The Company's equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2023 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2023	$798,534	$14,936	$20,661	$41,362	$83,990	$959,483
Payment-in-kind and other adjustments to cost	1,147	624	-	(5,531)	(293)	(4,053)
Net accretion of discount on investments	1,637	4	-	-	-	1,641
Net change in unrealized appreciation (depreciation) on investments	(20,102)	(691)	341	(6,444)	(7,715)	(34,611)
Purchases	194,541	-	-	-	8,343	202,884
Sales and repayments	(15,865)	-	(3,383)	-	-	(19,248)
Net realized gain (loss) from investments	-	-	-	-	151	151
Balance as of November 30, 2023	$959,892	$14,873	$17,619	$29,387	$84,476	$1,106,247
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(20,033)	$(691)	$(5)	$(6,444)	$(7,792)	$(34,965)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2023.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2023 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$959,892	Market Comparables	Market Yield (%)	11.1% - 23.1%	13.2%
			Revenue Multiples (x)	0.3x - 5.2x	3.8	x
			EBITDA Multiples (x)	5.0x – 15.0x	13.7	x
Second lien term loans	14,873	Market Comparables	Market Yield (%)	18.9% - 71.8%	53.2%
			Revenue Multiples (x)	14.8x - 14.8x	14.8	x
Unsecured term loans	17,619	Collateral Value Coverage	Net Asset Value	100.0%	100.0%
Structured finance securities	29,387	Discounted Cash Flow	Discount Rate (%)	12.0% - 22.0%	15.8%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	84,476	Enterprise Value Waterfall	Revenue Multiples (x)	1.3x - 10.9x	6.4	x
			EBITDA Multiples (x)	0.3x - 28.6x	11.7	x
Total	$1,106,247

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2023 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$798,534	Market Comparables	Market Yield (%)	10.5% - 23.1%	12.8%
			Revenue Multiples (x)	4.1x	4.1	x
			EBITDA Multiples (x)	8.0x	8.0	x
Second lien term loans	14,936	Market Comparables	Market Yield (%)	15.6% - 61.8%	45.8%
Unsecured term loans	20,661	Market Comparables	Market Yield (%)	10.0% - 28.8%	12.6%
		Market Comparables	Market Quote (%)	100.0%	100.0%
		Collateral Valuae Coverage	Net Asset Value (%)	100.0%	100.0%
Structured finance securities	41,362	Discounted Cash Flow	Discount Rate (%)	12.0% - 22.0%	17.6%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	83,990	Enterprise Value Waterfall	EBITDA Multiples (x)	5.5x - 28.6x	11.0	x
			Revenue Multiples (x)	1.3x - 11.2x	6.4	x
Total	$959,483

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of November 30, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$989,922	86.3%	$959,892	86.2%
Second lien term loans	21,743	1.9	14,873	1.3
Unsecured term loans	17,619	1.5	17,619	1.6
Structured finance securities	44,180	3.8	29,387	2.6
Equity interests	74,400	6.5	92,268	8.3
Total	$1,147,864	100.0%	$1,114,039	100.0%

The composition of our investments as of February 28, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$808,464	83.7%	$798,534	82.1%
Second lien term loans	21,114	2.2	14,936	1.5
Unsecured term loans	21,001	2.2	20,661	2.1
Structured finance securities	49,711	5.1	41,362	4.3
Equity interests	66,199	6.8	97,097	10.0
Total	$966,489	100.0%	$972,590	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at November 30, 2023. The inputs at November 30, 2023 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 12.0%-22.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: $98.00 for six months; then L+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of November 30, 2023, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4 and Note 5 for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

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

For the three months ended November 30, 2023 and November 30, 2022, the Company accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.0 million and $0.2 million, respectively, from the subordinated notes of Saratoga CLO.

For the nine months ended November 30, 2023 and November 30, 2022, the Company accrued management fee income of $2.5 million and $2.5 million, respectively, and interest income of $0.0 million and $1.2 million, respectively, from the subordinated notes of Saratoga CLO.

As of November 30, 2023, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $8.9 million and $9.0 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2023, Saratoga CLO had investments with a principal balance of $643.5 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of November 30, 2023, the present value of the projected future cash flows of the subordinated notes was approximately $8.9 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $83.2 million, management fees of $34.3 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2023 (unaudited) and February 28, 2023 and for the three and nine months ended November 30, 2023 (unaudited) and November 30, 2022 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2023	February 28, 2023
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $631,773,703 and $645,599,001, respectively)	$594,703,611	$605,954,468
Equities at fair value (amortized cost of $615,405 and $0, respectively)	743,239	-
Total investments at fair value (amortized cost of $632,389,108 and $645,599,001, respectively)	595,446,850	605,954,468
Cash and cash equivalents	13,681,256	23,776,950
Receivable from open trades	6,147,032	1,827,460
Interest receivable (net of reserve of $791,292 and $234,690, respectively)	3,566,370	3,026,720
Due from affiliate (See Note 7)	15,528	119,150
Prepaid expenses and other assets	72,050	152,760
Total assets	$618,929,086	$634,857,508

LIABILITIES
Interest payable	$5,495,223	$4,662,695
Payable from open trades	8,413,799	23,184,337
Accrued base management fee	72,806	72,762
Accrued subordinated management fee	291,226	291,047
Accounts payable and accrued expenses	79,241	82,565
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(226,101)	(244,234)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,348,935)	(2,537,315)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,754,687)	(1,897,076)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(37,150,912)	(40,130,353)
Total liabilities	694,871,660	705,484,428
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(75,942,824)	(70,627,170)
Total net deficit	(75,942,574)	(70,626,920)
Total liabilities and net assets	$618,929,086	$634,857,508

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
INVESTMENT INCOME
Total interest from investments	$15,599,943	$11,753,670	$46,240,246	$29,075,284
Interest from cash and cash equivalents	139,759	13,215	480,995	19,320
Other income	286,607	26,224	756,831	141,828
Total investment income	16,026,309	11,793,109	47,478,072	29,236,432

EXPENSES
Interest and debt financing expenses	14,644,320	10,177,731	43,349,057	26,287,544
Base management fee	163,985	163,651	490,793	490,249
Subordinated management fee	655,943	654,604	1,963,174	1,960,994
Professional fees	87,540	53,254	260,431	263,647
Trustee expenses	64,554	64,579	193,588	197,407
Other expense	50,330	93,097	190,215	244,402
Total expenses	15,666,672	11,206,916	46,447,258	29,444,243
NET INVESTMENT INCOME (LOSS)	359,637	586,193	1,030,814	(207,811)

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(6,298,909)	(532,640)	(9,048,743)	(1,599,841)
Net change in unrealized depreciation on investments	(313,230)	(10,640,315)	2,702,275	(36,866,766)
Net realized and unrealized gain (loss) on investments	(6,612,139)	(11,172,955)	(6,346,468)	(38,466,607)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,252,502)	$(10,586,762)	$(5,315,654)	$(38,674,418)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2023

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						15,981	$-	$68,239
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	175,000
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	-
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
URS TOPCO LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	500,000
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.68%	2/7/2029	$2,479,925	2,386,376	2,349,729
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	10.82%	7/8/2028	2,478,261	2,165,072	2,378,684
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD SOFR+	4.00%	0.75%	9.46%	8/11/2028	691,846	686,981	691,127
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.13%	5/9/2025	2,318,678	2,313,318	2,188,252
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.39%	5/1/2030	1,678,901	1,666,684	1,665,268
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.24%	10/18/2027	2,932,500	2,860,328	2,896,899
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD SOFR+	3.50%	0.75%	9.14%	8/11/2028	1,975,000	1,852,793	1,971,129
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	5.00%	0.00%	10.64%	8/15/2025	4,621,420	4,559,512	4,436,563
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD SOFR+	4.75%	0.75%	10.17%	4/6/2028	2,481,013	2,334,057	2,415,266
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	7.32%	0.00%	7.42%	10/10/2025	1,654,803	1,646,697	1,638,255
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	2/4/2028	243,750	243,463	243,947
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.95%	3/12/2026	2,109,987	2,099,641	2,096,800
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	11.04%	2/10/2027	4,360,367	4,338,867	3,804,420
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	8.96%	11/5/2027	980,000	979,568	980,372
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	9.20%	5/12/2028	1,960,000	1,953,189	1,907,727

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+	5.00%	1.00%	10.49%	4/30/2025	1,100,390	1,099,813	870,409
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	1/29/2028	487,500	485,997	484,521
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.92%	12/13/2029	490,000	476,804	488,927
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan (01/23)	Loan	1M USD SOFR+	6.00%	1.00%	11.35%	4/5/2028	2,990,265	2,988,626	2,985,271
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.17%	3/3/2028	1,357,439	1,355,326	1,282,020
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD SOFR+	2.25%	0.75%	7.71%	2/17/2028	1,945,026	1,928,224	1,941,661
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.40%	8/11/2025	950,000	948,542	626,525
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	6M USD LIBOR+	2.75%	1.00%	8.04%	12/7/2023	466,406	466,399	377,789
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	7/18/2026	1,964,425	1,942,201	1,934,468
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.00%	0.75%	11.46%	11/19/2027	2,947,500	2,906,490	2,936,447
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	10.96%	9/1/2027	1,800,000	1,781,280	1,760,994
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	10.96%	9/1/2027	500,000	494,807	487,915
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.40%	7/26/2028	496,250	468,286	495,630
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD SOFR+	3.75%	1.00%	9.24%	5/14/2027	278,378	276,619	279,539
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.21%	5/15/2026	2,916,244	2,896,013	2,821,466
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	3/6/2028	975,000	968,360	936,000
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD SOFR+	3.10%	0.50%	8.45%	10/21/2028	1,477,500	1,474,732	1,476,673
AppLovin Corporation	High Tech Industries	Term Loan (08/23)	Loan	1M USD SOFR+	3.00%	0.50%	8.45%	8/15/2030	972,054	972,054	971,898
Aramark Services, Inc.	Services: Consumer	Term Loan B (4/21)	Loan	1M USD SOFR+	2.50%	0.00%	7.96%	4/1/2028	1,753,715	1,748,034	1,751,523
Aramark Services, Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.21%	1/15/2027	2,331,250	2,289,490	2,323,977

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	9/23/2028	983,774	980,943	950,926
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	12/6/2027	1,469,697	1,462,751	1,443,977
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	9.71%	11/19/2028	497,980	493,142	498,189
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	4.50%	0.00%	9.95%	8/9/2030	2,649,358	2,633,197	2,605,829
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD SOFR+	1.75%	0.00%	7.20%	9/7/2027	970,000	967,259	971,620
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.96%	2/12/2027	982,143	979,630	980,915
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	2/12/2027	492,500	491,781	492,195
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.96%	2/12/2027	977,500	977,500	976,689
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	11.23%	9/15/2028	2,947,500	2,925,937	1,277,240
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	9.45%	8/19/2028	1,980,000	1,896,782	1,939,568
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD SOFR+	3.25%	0.00%	8.71%	12/18/2026	2,942,168	2,935,901	2,899,153
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.60%	2/15/2029	1,320,514	1,316,061	1,294,843
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	6/8/2028	997,500	944,250	998,637
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD SOFR+	2.25%	0.50%	7.68%	12/1/2027	486,250	483,209	486,362
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (08/23)	Loan	3M USD SOFR+	2.50%	0.50%	7.89%	12/20/2029	920,194	912,118	921,629
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.62%	0.75%	12.08%	9/20/2027	456,250	446,528	438,000
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.85%	10/10/2026	556,042	553,602	544,921
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B (09/23)	Loan	1M USD SOFR+	2.25%	0.00%	7.60%	9/12/2030	1,447,500	1,426,632	1,440,943
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.54%	5/29/2029	987,500	983,531	955,406
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.96%	10/14/2027	1,965,074	1,950,504	1,956,880

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Barnes Group Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.45%	8/9/2030	250,000	248,176	249,438
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	10.69%	2/1/2027	1,875,000	1,724,183	1,414,069
Belfor Holdings Inc.	Services: Consumer	Term Loan B-1 (11/23)	Loan	1M USD SOFR+	3.75%	0.50%	9.10%	10/25/2030	1,600,000	1,584,111	1,598,000
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD SOFR+	2.43%	0.50%	8.07%	4/13/2028	1,950,000	1,937,133	1,949,025
Belron Finance US LLC	Automotive	Term Loan (04/23)	Loan	3M USD SOFR+	2.75%	0.50%	8.25%	4/17/2029	249,375	248,202	249,624
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.74%	1/24/2029	1,975,000	1,974,221	1,846,941
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	4/23/2026	1,453,957	1,447,944	1,421,242
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.71%	4/23/2026	972,152	968,404	944,202
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD SOFR+	2.50%	0.00%	8.15%	3/4/2028	975,000	973,497	960,785
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	8.10%	12/13/2029	495,009	483,825	492,411
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD SOFR+	2.00%	0.00%	7.45%	5/24/2027	1,443,799	1,439,363	1,423,051
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.32%	9/20/2030	500,000	497,500	499,375
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.21%	10/2/2025	512,255	512,255	512,070
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD SOFR+	3.50%	0.00%	8.96%	3/5/2026	975,000	975,000	973,840
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD SOFR+	3.00%	0.00%	8.46%	1/22/2027	2,926,045	2,922,815	2,918,729
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	8/1/2025	1,451,420	1,452,327	1,452,261
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	3.75%	0.00%	9.14%	7/1/2029	495,000	484,548	495,040
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B2	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	11/15/2030	333,333	332,721	333,250
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.67%	11/1/2026	1,601,929	1,595,092	1,602,058
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.96%	3/31/2028	2,443,750	2,427,104	2,419,313

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	3/9/2030	497,500	492,717	495,948
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	7.96%	6/5/2028	2,468,354	2,275,387	2,352,268
CAPSTONE BORROWER INC	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+	3.75%	0.00%	9.14%	6/15/2030	1,000,000	985,743	993,130
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	3M USD SOFR+	6.75%	0.00%	12.40%	7/31/2026	4,035,492	4,015,117	706,211
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD SOFR+	3.75%	0.00%	9.21%	1/27/2027	1,950,825	1,943,262	1,362,730
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	8.42%	10/21/2027	992,500	985,896	991,259
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.71%	1/6/2028	2,947,273	2,811,619	1,224,769
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	8.18%	11/1/2025	2,473,146	2,136,126	2,164,893
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.71%	9/16/2028	245,625	245,216	245,522
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	9.39%	12/17/2027	243,750	242,208	241,878
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.67%	3/5/2028	992,500	949,779	930,469
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.21%	3/5/2028	975,000	971,749	917,309
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD SOFR+	5.50%	0.00%	11.32%	9/25/2025	2,381,250	2,373,889	1,998,393
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (10/23)	Loan	3M USD SOFR+	4.00%	0.00%	9.41%	7/6/2029	992,500	966,595	992,679
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	3M USD SOFR+	4.75%	1.00%	10.41%	7/14/2026	2,940,000	2,923,619	2,935,237
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.96%	8/27/2028	870,830	864,602	869,523
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD SOFR+	2.25%	0.00%	7.71%	3/15/2027	3,850,497	3,847,375	2,302,058
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.50%	10.57%	2/11/2028	1,488,750	1,403,657	1,486,472
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	8/10/2028	2,399,716	2,359,528	2,368,232
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	2.00%	0.00%	7.45%	3/17/2028	487,500	486,756	486,077

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.96%	5/17/2028	1,964,874	1,887,057	1,937,857
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (07/23)	Loan	1M USD SOFR+	2.50%	0.00%	7.96%	7/29/2030	4,875,281	4,874,298	4,872,649
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loa 1st Lien Incremental	Loan	3M USD SOFR+	3.25%	0.50%	8.64%	4/27/2028	1,000,000	995,042	1,001,250
Clarios Global LP	Automotive	Incremental Term Loan (04/23)	Loan	1M USD SOFR+	3.75%	0.00%	9.10%	5/5/2030	1,200,000	1,194,227	1,200,900
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.94%	8/9/2026	3,413,379	3,398,299	3,217,109
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	9.62%	4/13/2029	1,481,250	1,450,627	1,468,748
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD SOFR+	2.75%	0.50%	8.42%	5/14/2028	419,219	418,529	418,695
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	9.71%	10/16/2028	2,769,376	2,705,272	2,702,440
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD SOFR+	3.50%	1.00%	8.85%	12/11/2026	2,895,000	2,811,282	2,887,299
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.96%	10/2/2027	2,714,005	2,544,699	2,492,352
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD SOFR+	2.25%	0.00%	7.79%	1/31/2028	4,000,000	3,990,261	3,941,520
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.96%	6/2/2028	2,450,000	2,441,541	2,295,356
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	3/2/2027	1,945,000	1,945,000	1,946,712
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+	3.50%	0.00%	8.85%	11/27/2028	1,592,002	1,581,259	1,594,884
CROCS INC	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	3.00%	0.00%	8.54%	2/19/2029	1,500,000	1,450,389	1,503,195
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD SOFR+	4.00%	0.75%	9.46%	9/15/2027	488,750	488,517	488,139
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD SOFR+	5.00%	0.75%	10.43%	4/27/2027	3,404,110	3,381,709	3,421,130
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.94%	4/15/2027	481,250	481,250	449,743
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	4/15/2027	2,382,032	2,373,479	2,291,229
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	10.52%	2/15/2029	2,216,250	2,169,883	2,177,466

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	11.64%	11/2/2027	1,941,421	1,905,431	1,727,864
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD SOFR+	4.00%	0.75%	9.46%	3/5/2028	1,200,000	1,196,089	1,186,128
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan (6/23)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	6/29/2029	990,019	947,653	989,860
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	9.35%	10/16/2026	1,458,438	1,458,438	1,439,712
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	11/16/2029	5,359,500	5,254,511	5,347,334
Delos Aircraft DAC	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	7.39%	10/14/2027	250,000	250,000	250,548
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.60%	1/15/2030	2,000,000	1,991,065	2,000,620
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan (09/23)	Loan	1M USD SOFR+	4.25%	0.50%	9.57%	11/1/2030	625,000	615,729	622,394
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	9.40%	10/4/2028	985,000	982,036	965,073
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	10.10%	3/31/2028	495,000	478,051	491,287
Diamond Sports Group, LLC (a)	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	1M USD SOFR+	5.25%	0.00%	10.67%	8/24/2026	3,374,880	3,089,287	71,716
Diamond Sports Group, LLC (a)	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	15.42%	5/25/2026	342,343	335,566	246,977
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	5.00%	0.75%	10.46%	8/2/2027	3,280,000	3,258,124	3,222,862
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	9.77%	10/4/2029	1,488,750	1,383,919	1,417,662
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.79%	3/25/2028	488,750	485,513	458,203
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	10.96%	11/30/2028	1,260,510	1,227,610	1,241,602
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	9.42%	11/30/2028	1,979,798	1,807,707	1,950,101
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	10.70%	12/15/2028	3,942,469	3,813,846	3,587,646
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.21%	3/1/2028	6,370,000	6,336,957	6,351,400
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.21%	8/21/2025	198,929	198,647	198,432

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	1/31/2030	2,029,327	2,026,514	1,963,374
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (08/23)	Loan	1M USD SOFR+	4.00%	0.50%	9.35%	1/31/2030	1,100,000	1,073,252	1,075,250
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.96%	8/16/2028	982,500	979,067	976,566
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	11/23/2028	1,970,000	1,966,879	1,851,091
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.96%	4/7/2028	2,171,883	2,166,634	2,147,949
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	3M USD SOFR+	4.25%	0.00%	9.74%	6/26/2025	1,873,417	1,873,417	1,844,154
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.46%	11/1/2028	492,500	490,840	491,953
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	11.96%	12/14/2025	1,966,935	1,929,446	1,911,625
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD SOFR+	3.00%	0.50%	8.34%	3/30/2029	2,605,208	2,587,637	2,547,685
Emerson Climate Technologies Inc	Services: Business	Term Loan B (04/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.35%	5/31/2030	626,147	620,209	626,422
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	14.50%	3/27/2028	2,335,285	2,329,778	1,500,421
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD SOFR+	3.50%	0.75%	9.42%	2/10/2028	2,443,750	2,435,835	2,351,670
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	3M USD SOFR+	3.50%	0.50%	8.99%	10/30/2029	1,491,248	1,475,263	1,492,486
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	5.75%	0.50%	11.16%	10/6/2029	981,250	911,874	899,482
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	10.09%	12/11/2028	982,500	975,049	983,119
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	10/12/2030	1,250,000	1,231,250	1,246,875
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.39%	2/18/2027	1,933,172	1,933,172	999,972
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (08/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.38%	6/27/2029	2,823,872	2,820,834	2,826,216
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	10.88%	3/30/2027	4,875,000	4,825,909	4,788,469
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD SOFR+	2.50%	0.00%	7.99%	2/1/2027	5,105,275	5,095,245	5,061,268

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	8.65%	7/21/2028	717,321	713,586	705,069
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	3.00%	0.50%	8.65%	7/21/2028	269,608	268,194	265,003
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	1M USD SOFR+	3.25%	1.00%	8.70%	4/18/2025	1,330,058	1,327,769	1,319,844
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan B (11/23)	Loan	1M USD SOFR+	2.25%	0.50%	7.57%	11/10/2030	3,000,000	2,992,500	2,985,000
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.90%	7/21/2028	311,641	305,724	311,747
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.60%	6/30/2028	1,476,115	1,461,210	1,475,008
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD SOFR+	4.75%	0.75%	10.44%	3/10/2026	799,104	794,937	594,533
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	10.39%	3/10/2026	2,985,000	2,870,120	2,238,750
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.00%	7.70%	8/1/2025	4,274,975	4,265,372	4,274,975
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD SOFR+	2.25%	0.00%	7.70%	1/29/2027	1,935,000	1,933,409	1,934,013
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.89%	4/30/2028	1,470,000	1,465,230	1,468,163
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD SOFR+	3.00%	0.50%	8.64%	12/31/2027	2,210,434	2,199,038	2,198,918
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD SOFR+	2.00%	0.00%	7.49%	12/30/2026	1,447,500	1,444,152	1,447,876
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.95%	8/27/2025	2,813,716	2,599,873	2,793,120
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	8.39%	10/4/2030	500,000	497,500	498,750
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.78%	11/29/2025	4,859,368	4,750,849	4,666,353
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD SOFR+	2.00%	0.00%	7.46%	8/10/2027	949,865	949,865	949,865
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD SOFR+	5.25%	0.75%	10.71%	12/1/2027	1,900,000	1,886,250	1,691,000
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.00%	0.75%	8.46%	8/7/2027	945,831	941,791	943,012
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	3M USD SOFR+	3.75%	0.75%	9.40%	3/6/2028	972,650	969,503	963,449

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.79%	1/24/2029	144,688	144,458	144,507
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.96%	2/24/2028	2,815,150	2,813,659	2,817,796
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD SOFR+	4.75%	0.75%	10.40%	5/27/2028	2,479,747	2,115,899	2,289,773
GYP HOLDINGS III CORP.	Construction & Building	2023 Refinancing Term Loans	Loan	1M USD SOFR+	3.00%	0.00%	8.35%	4/25/2030	250,000	248,786	250,625
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	10/19/2027	3,344,665	3,329,534	3,317,941
Helix Gen Funding, LLc	Energy: Electricity	Term Loan	Loan	1M USD SOFR+	4.75%	1.00%	10.10%	12/31/2027	991,574	972,966	992,447
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	6/30/2028	500,000	490,016	493,750
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	7/14/2028	3,181,350	3,177,383	3,176,865
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	2.00%	0.00%	7.44%	11/8/2030	1,500,000	1,496,277	1,500,810
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan (3/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	8/2/2028	498,728	498,728	498,104
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	8/2/2028	500,000	500,000	499,375
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD SOFR+	2.50%	0.00%	7.96%	8/18/2025	3,480,000	3,475,798	3,455,849
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.40%	11/17/2028	2,260,252	2,253,200	2,136,888
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	8.75%	11/12/2027	2,135,720	2,128,773	2,131,812
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	8.46%	3/17/2028	5,850,000	5,811,835	5,801,796
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.88%	2/26/2029	1,979,950	1,737,158	1,909,582
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.28%	3/2/2028	4,774,385	4,767,842	4,714,705
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (11/23)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	11/1/2028	500,000	497,500	498,750
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.21%	11/1/2028	1,965,000	1,957,998	1,960,088
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.10%	3/6/2028	2,198,875	2,198,096	2,112,305

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	9.20%	3/13/2030	498,750	493,951	481,917
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.50%	0.00%	8.95%	2/9/2030	997,500	987,946	987,994
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	9.70%	4/3/2029	2,464,874	2,410,868	2,394,009
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.21%	10/27/2028	492,500	492,222	490,776
Ingram Micro Inc.	Wholesale	Term Loan (09/23)	Loan	3M USD SOFR+	3.00%	0.50%	8.65%	6/30/2028	1,095,000	1,087,159	1,092,263
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	1M USD SOFR+	5.50%	1.00%	10.85%	5/1/2026	3,341,625	3,239,173	3,249,730
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.71%	2/4/2027	482,500	481,433	472,729
INSTANT BRANDS HOLDINGS INC. (a)	Consumer goods: Durable	Term Loan 4/21	Loan	Prime	4.00%	0.75%	14.50%	4/7/2028	3,942,576	3,928,417	285,009
INSTANT BRANDS HOLDINGS INC. (a)	Consumer goods: Durable	PIK DIP Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	15.46%	12/12/2023	1,505,449	1,447,846	1,543,085
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B (1/22)	Loan	1M USD SOFR+	3.00%	0.75%	8.45%	12/15/2027	496,221	491,846	495,219
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	8.04%	4/13/2028	1,231,904	797,368	1,047,119
Isolved Inc.	Services: Business	Term Loan	Loan	6M USD SOFR+	4.00%	0.50%	9.48%	10/5/2030	625,000	618,832	624,219
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.21%	1/31/2028	3,890,000	3,888,510	3,890,739
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	6M USD LIBOR+	4.25%	0.75%	9.98%	3/1/2028	977,500	974,155	941,333
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	3M USD SOFR+	5.50%	1.00%	11.14%	11/20/2027	3,456,884	3,441,879	622,239
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	10.48%	2/12/2026	1,462,500	1,459,970	1,346,421
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD SOFR+	3.25%	0.75%	8.90%	3/13/2028	487,430	486,463	484,788
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	4/10/2030	997,500	969,191	999,994
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	9/1/2027	487,566	480,274	477,814
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	-	0.00%	0.00%	8.00%	9/27/2027	1,127,568	554,262	834,400

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	6.46%	6/30/2025	353,067	353,067	156,673
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	10.20%	2/16/2029	2,482,172	2,076,065	2,181,209
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	10.94%	8/26/2027	1,659,313	1,652,811	1,568,051
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	4.75%	0.75%	10.40%	3/17/2028	977,500	975,116	959,582
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	3M USD SOFR+	4.75%	0.00%	10.28%	8/31/2027	3,890,000	3,845,562	2,547,950
LOYALTY VENTURES INC. (a)	Services: Business	Term Loan B	Loan	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,901,389	26,717
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+	1.75%	0.00%	7.17%	11/11/2026	1,198,517	1,197,542	1,197,271
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	9.70%	10/14/2028	1,496,250	1,476,730	1,479,103
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.96%	10/16/2028	246,250	245,423	242,125
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan	Loan	1M USD SOFR+	4.25%	0.00%	9.57%	6/14/2030	997,500	983,188	997,500
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	12.64%	3/29/2029	2,812,500	2,734,432	2,635,847
MAGNITE, INC.	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.75%	10.46%	4/28/2028	2,942,374	2,884,940	2,946,581
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD SOFR+	1.75%	0.00%	7.20%	8/29/2025	1,317,074	1,317,074	1,312,793
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD SOFR+	1.75%	0.00%	7.30%	2/15/2027	250,000	249,714	248,673
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (02/23)	Loan	1M USD SOFR+	5.00%	0.00%	10.45%	2/27/2028	3,441,375	3,350,332	3,446,399
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD SOFR+	4.75%	0.50%	10.21%	7/28/2028	1,960,000	1,944,688	1,922,544
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD SOFR+	4.00%	0.50%	9.46%	12/18/2028	492,500	489,926	388,051
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD SOFR+	4.50%	0.75%	9.90%	12/22/2027	1,971,366	1,951,214	1,970,143
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	9.90%	4/8/2028	2,448,662	2,434,987	1,857,922
MKS Instruments, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.82%	8/17/2029	1,500,000	1,496,324	1,495,620

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.85%	3/28/2028	497,500	479,421	475,610
Moneygram International, Inc.	Services: Business	Term Loan	Loan	3M USD SOFR+	5.50%	0.50%	10.91%	5/31/2030	2,500,000	2,120,669	2,381,250
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	10.14%	9/16/2030	500,000	495,100	499,375
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD SOFR+	4.25%	0.50%	9.90%	9/1/2028	2,969,697	2,732,570	2,812,303
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	8.54%	11/23/2028	2,947,500	2,942,337	2,943,816
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	10.70%	2/22/2029	2,977,330	2,436,226	2,476,781
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.00%	8.96%	11/14/2025	3,314,598	3,302,114	3,289,738
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+	3.75%	0.75%	9.20%	3/2/2028	2,715,157	2,707,940	2,458,928
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	9.24%	3/2/2028	87,464	87,202	79,210
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.96%	9/18/2026	657,625	653,653	657,007
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	13.00%	8/9/2024	2,627,584	2,586,255	1,970,688
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	7.45%	9/12/2029	1,244,848	1,239,968	1,241,026
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.42%	4/3/2028	498,750	493,763	494,800
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan (05/23)	Loan	3M USD SOFR+	4.00%	0.00%	9.47%	4/3/2028	500,000	495,075	495,780
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	10.43%	12/22/2028	1,970,000	1,958,410	1,883,813
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.96%	9/29/2025	2,199,375	2,197,567	2,196,978
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.95%	2/23/2029	2,473,665	2,379,080	2,261,647
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	1/31/2030	1,457,369	1,416,604	1,458,827
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	1M USD SOFR+	3.00%	0.50%	8.44%	6/2/2028	2,118,750	2,112,032	2,113,453
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	3M USD SOFR+	4.00%	0.50%	9.49%	5/2/2030	498,750	489,222	497,817

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.50%	0.75%	8.96%	4/21/2028	897,704	896,605	896,304
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.46%	6/18/2025	1,453,675	1,450,940	1,452,992
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.71%	9/20/2028	975,000	971,601	974,961
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	10.43%	7/6/2028	941,176	934,257	880,000
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	3M USD SOFR+	4.25%	0.50%	9.74%	2/27/2030	2,489,994	2,465,456	2,482,723
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	11.12%	8/1/2029	1,980,000	1,667,115	1,732,500
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.00%	9.21%	3/30/2027	482,785	476,627	424,450
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.96%	5/29/2026	809,038	807,346	808,488
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	9.13%	2/28/2029	985,000	983,406	973,919
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.71%	12/29/2028	1,478,391	1,473,623	1,399,549
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	8.20%	5/3/2029	987,500	983,469	986,937
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.20%	2/1/2028	5,250,093	5,236,942	5,213,553
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.53%	12/23/2028	2,966,209	2,904,698	2,794,406
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	8.85%	1/21/2028	495,000	484,990	494,941
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.46%	3/17/2028	3,909,849	3,886,929	3,795,016
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.95%	12/1/2028	1,906,176	1,899,212	1,902,612
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.21%	3/13/2028	4,387,500	4,381,054	4,355,691
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.81%	4/21/2029	1,980,000	1,972,003	1,769,011
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	6M USD SOFR+	3.00%	0.75%	8.76%	12/29/2027	487,500	485,978	486,281
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.21%	2/12/2028	5,362,500	5,324,344	4,985,463

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.21%	12/15/2028	2,955,000	2,935,606	2,923,854
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+	3.50%	0.00%	8.98%	1/22/2027	483,750	483,344	483,508
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B (10/23)	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	10/11/2030	2,000,000	1,980,233	2,000,140
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	1M USD SOFR+	5.75%	1.00%	11.21%	4/27/2027	2,932,500	2,913,181	2,921,503
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	8.91%	12/28/2027	487,493	485,875	469,324
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	10.73%	7/20/2029	992,500	932,308	861,619
Propulsion (BC) Finco	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	9.14%	9/14/2029	750,000	742,500	747,855
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.96%	2/12/2027	476,413	475,263	460,634
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.85%	6/28/2030	1,000,000	990,335	1,000,000
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.78%	2/1/2029	1,975,000	1,959,333	1,438,788
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.75%	8.19%	2/15/2028	2,952,114	2,872,658	1,203,902
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.64%	3/16/2030	2,487,500	2,404,220	2,436,506
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD SOFR+	3.00%	0.50%	8.46%	4/24/2028	980,000	978,635	954,892
Recess Holdings, Inc.	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	4.00%	1.00%	9.39%	3/17/2027	1,000,000	990,639	998,130
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	6M USD SOFR+	3.25%	0.50%	9.12%	2/17/2028	1,865,209	1,831,318	1,858,215
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.14%	12/20/2024	4,264,202	4,235,793	3,156,832
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD SOFR+	2.25%	0.50%	7.69%	2/11/2028	1,462,500	1,461,040	1,463,231
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD SOFR+	4.25%	1.00%	9.79%	4/30/2024	3,004,051	3,002,736	1,903,817
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.96%	10/20/2028	3,436,140	3,431,061	3,242,857
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.17%	1/29/2027	1,148,220	1,148,220	1,147,347

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD SOFR+	3.25%	0.00%	8.71%	2/5/2026	1,933,578	1,928,916	1,935,918
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD SOFR+	3.50%	1.00%	8.92%	6/2/2025	5,503,217	5,484,868	5,146,884
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	2/8/2028	2,935,225	2,896,162	2,348,180
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	8.45%	9/1/2027	1,467,278	1,457,466	1,467,278
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.50%	3/10/2028	2,439,950	2,397,129	2,353,332
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.60%	2/28/2030	497,500	494,003	497,500
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.21%	4/20/2028	2,932,500	2,921,724	2,888,513
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.91%	4/4/2029	495,000	494,105	492,129
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	9.10%	2/17/2028	995,000	986,084	995,746
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+	2.00%	0.00%	7.65%	11/2/2028	1,000,000	998,223	999,690
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.21%	8/28/2028	1,960,000	1,953,329	1,868,860
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD SOFR+	2.00%	0.50%	7.46%	3/18/2028	1,270,636	1,264,813	1,270,636
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD SOFR+	2.50%	0.00%	8.14%	1/23/2025	481,250	481,250	481,009
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	4/1/2029	514,217	510,649	514,217
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD SOFR+	4.50%	0.50%	10.16%	1/15/2027	3,199,197	3,165,699	3,108,212
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.68%	8/2/2028	1,965,000	1,958,268	1,943,955
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.70%	3/31/2028	1,960,000	1,946,802	1,901,200
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	9.66%	3/4/2028	2,925,000	2,914,050	2,530,652
Spirit Aerosystems Inc.	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	9.62%	1/14/2027	-	3,010	-
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.94%	5/12/2028	2,654,545	2,651,633	2,637,955

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.70%	9/22/2028	622,750	618,411	622,750
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD SOFR+	5.00%	0.00%	10.43%	4/16/2026	4,307,528	4,232,220	3,927,647
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	9.39%	9/19/2030	1,250,000	1,231,694	1,220,663
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	4/17/2028	491,250	490,647	486,686
Summit Materials, LLC	Metals & Mining	Term Loan B (12/22)	Loan	6M USD SOFR+	3.00%	0.00%	8.57%	12/13/2027	248,125	246,032	248,311
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.21%	12/1/2028	982,500	975,039	980,348
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	9.71%	8/2/2028	1,897,331	1,817,038	1,864,128
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	9.64%	4/24/2028	2,451,228	2,450,470	2,389,947
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+	5.00%	0.50%	10.39%	4/2/2029	990,000	981,723	987,525
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.21%	7/7/2028	982,500	980,870	980,044
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	10.70%	7/15/2025	4,349,239	4,311,114	4,335,669
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+	6.00%	0.00%	11.35%	5/25/2028	1,885,000	1,884,599	1,791,334
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.34%	1/18/2029	246,250	244,835	246,250
The Dun & Bradstreet Corporation	Services: Business	Term Loan B (7/23)	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	2/6/2026	905,556	905,108	905,701
Thor Industries, Inc.	Automotive	Term Loan B2	Loan	1M USD SOFR+	2.75%	0.00%	8.07%	11/15/2030	847,276	838,835	849,394
Torrid LLC	Wholesale	Term Loan 5/21	Loan	6M USD SOFR+	5.50%	0.75%	11.26%	6/14/2028	3,339,681	2,907,402	2,237,586
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.71%	4/15/2028	2,314,001	2,172,572	2,287,321
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	3M USD SOFR+	3.50%	0.75%	9.14%	8/18/2027	486,250	482,017	399,941
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	7.71%	12/1/2028	619,597	618,540	619,386
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+	3.25%	0.00%	8.64%	2/21/2027	1,978,420	1,975,263	1,979,349

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD SOFR+	3.25%	0.50%	8.90%	3/31/2028	1,466,253	1,461,285	1,440,594
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.96%	3/10/2028	346,923	346,508	342,285
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Incremental Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	8/11/2028	2,000,000	1,980,723	1,989,380
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	9.45%	10/29/2027	947,196	942,620	887,324
Uber Technologies, Inc.	Transportation: Consumer	Term Loan 2/23	Loan	3M USD SOFR+	2.75%	0.00%	8.16%	2/27/2030	396,688	395,747	397,434
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD SOFR+	3.75%	0.00%	9.21%	8/27/2025	769,730	768,007	769,968
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD SOFR+	4.00%	1.00%	9.68%	7/31/2026	496,815	480,224	491,936
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.71%	10/22/2025	1,270,714	1,243,594	1,265,263
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.71%	3/15/2026	2,428,019	2,423,974	2,423,770
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.64%	6/25/2029	246,875	240,628	246,413
USI T/L (09/23)		Term Loan (09/23)	Loan						-	2	-
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	3.00%	0.00%	8.64%	1/20/2028	1,814,474	1,813,602	1,811,643
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	6M USD SOFR+	5.00%	0.75%	10.59%	1/19/2029	2,324,466	2,264,168	2,243,110
Vericast Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	7.75%	1.00%	13.40%	6/15/2026	1,201,006	1,200,103	1,138,950
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	9.64%	8/20/2025	1,357,316	1,354,603	1,284,197
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.70%	12/6/2028	985,000	981,666	983,926
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.45%	1/12/2029	3,069,879	3,064,493	3,059,135
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.85%	3/2/2029	2,974,912	2,913,288	2,859,218
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.71%	9/28/2028	2,830,909	2,824,386	2,823,832
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.21%	12/31/2025	889,393	889,296	889,508
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	7.70%	5/16/2029	493,750	489,630	494,367
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	1M USD SOFR+	3.25%	0.00%	8.71%	3/24/2028	1,847,267	1,845,878	1,851,497
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	11.35%	9/30/2025	467,500	467,500	461,268
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.45%	12/15/2028	497,500	488,708	495,013
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD SOFR+	2.13%	0.00%	7.59%	1/20/2028	1,250,000	1,249,887	1,249,225
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.40%	3/2/2028	2,893,795	2,883,133	2,861,848
WeddingWire, Inc.	Services: Consumer	Term Loan (09/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.85%	1/29/2028	4,808,923	4,805,746	4,742,801
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.71%	3/31/2028	2,932,368	2,925,031	2,934,890
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.71%	3/27/2028	1,950,000	1,923,431	1,890,291
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan 5/23	Loan	1M USD SOFR+	2.25%	0.00%	7.70%	5/24/2030	997,500	992,657	998,468
Xerox 10/23 T/L B	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.68%	10/16/2028	-	263	-
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD SOFR+	3.50%	0.00%	8.97%	6/8/2028	2,188,346	2,183,612	2,180,819
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	9.67%	3/9/2027	985,000	966,759	838,068
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD SOFR+	3.25%	0.50%	8.95%	11/1/2028	1,871,259	1,862,197	1,841,524
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD SOFR+	2.00%	0.00%	7.44%	1/25/2027	955,889	955,889	952,964
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+	5.50%	0.00%	10.85%	2/8/2028	1,985,000	1,898,214	1,935,375
Zodiac Pool Solutions	High Tech Industries	Term Loan (1/22)	Loan	1M USD SOFR+	4.25%	0.00%	9.70%	11/28/2025	491,250	490,406	489,161
TOTAL INVESTMENTS										$632,389,108	$595,446,850

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (b)	13,681,256	$13,681,256	$13,681,256
Total cash and cash equivalents	13,681,256	$13,681,256	$13,681,256

(a)	As of November 30, 2023, the investment was in default and on non-accrual status.
(b)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2023.
(c)	Investments include Payment-in-Kind Interest.

LIBOR—London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR—The 1 month USD LIBOR rate as of November 30, 2023 was 5.46%.

3M USD LIBOR—The 3 month USD LIBOR rate as of November 30, 2023 was 5.63%.

6M USD LIBOR—The 6 month USD LIBOR rate as of November 30, 2023 was 5.76%.

1M SOFR - The 1 month SOFR rate as of November 30, 2023 was 5.34%.

3M SOFR - The 3 month SOFR rate as of November 30, 2023 was 5.37%.

6M SOFR - The 6 month SOFR rate as of November 30, 2023 was 5.33%.

Prime—The Prime Rate as of November 30, 2023 was 8.50%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2023

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	7.67%	2/7/2029	$1,997,500	$1,924,905	$1,901,380
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	5.25%	0.00%	9.93%	7/8/2028	2,494,565	2,143,085	2,126,617
ADMI Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.00%	0.00%	7.63%	4/30/2025	1,910,276	1,907,516	1,825,517
Adtalem Global Education Inc.	Services: Business	Term Loan B (02/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.63%	8/11/2028	691,846	686,475	689,992
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.36%	5/9/2025	2,349,601	2,341,307	2,268,540
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (09/20)	Loan	1M USD LIBOR+	2.75%	0.75%	7.38%	1/4/2026	214,286	213,103	212,946
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan (1/19)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	1/4/2026	1,468,430	1,463,378	1,457,416
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	10/18/2027	2,955,000	2,871,299	2,915,285
AI Convoy (Luxembourg) S.a.r.l.	Aerospace & Defense	Term Loan B (USD)	Loan	6M USD LIBOR+	3.50%	1.00%	8.17%	1/18/2027	-	-	-
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	3M USD LIBOR+	3.50%	0.75%	8.37%	8/11/2028	1,990,000	1,851,613	1,984,408
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.00%	9.83%	8/15/2025	4,789,642	4,700,517	4,622,004
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD LIBOR+	4.75%	0.75%	9.33%	4/6/2028	2,500,000	2,333,827	2,407,300
AL GCX Holdings (Arclight) T/L B	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.28%	5/17/2029	976,802	971,918	975,581
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	5.60%	10/10/2025	1,654,803	1,644,633	1,551,378
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	2/4/2028	245,625	245,275	245,050
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.11%	3/12/2026	2,126,218	2,112,914	2,062,432
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.23%	2/10/2027	4,394,261	4,368,566	3,649,434
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B4	Loan	1M USD LIBOR+	3.50%	0.50%	8.09%	11/5/2027	987,500	986,800	974,781
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	8.47%	5/12/2028	1,975,000	1,967,474	1,900,404
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD LIBOR+	4.00%	1.00%	8.73%	4/3/2024	1,126,283	1,124,635	893,142

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	1/29/2028	491,250	489,554	480,506
American Airlines T/L (2/23)	Transportation: Consumer	Term Loan	Loan	N/A	N/A	N/A	N/A	N/A	-	27	-
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.16%	12/5/2029	500,000	485,367	499,000
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan	Loan	1M USD LIBOR+	4.50%	1.00%	9.07%	4/6/2024	3,012,861	3,011,462	3,011,596
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.47%	3/3/2028	1,357,439	1,354,762	1,194,967
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD LIBOR+	2.25%	0.75%	6.88%	2/17/2028	1,960,017	1,940,778	1,926,462
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	8/11/2025	957,500	955,643	791,134
Anchor Glass Container Corporation	Containers, Packaging & Glass	Term Loan (07/17)	Loan	3M USD LIBOR+	2.75%	1.00%	7.48%	12/7/2023	470,138	469,901	333,915
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	4.00%	0.00%	8.63%	7/18/2026	977,215	971,052	952,785
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	6.00%	0.75%	10.63%	11/19/2027	2,970,000	2,922,446	2,866,050
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD LIBOR+	5.50%	0.75%	10.13%	9/1/2027	1,875,000	1,852,824	1,802,344
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD LIBOR+	5.50%	0.75%	10.13%	9/1/2027	500,000	494,095	480,415
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	9.66%	7/26/2028	500,000	468,464	497,500
APi Group DE, Inc. (J2 Acquisition)	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	10/1/2026	1,757,184	1,751,429	1,754,548
APLP Holdings Limited Partnership	Energy: Electricity	Term Loan B (3/21)	Loan	3M USD LIBOR+	3.75%	1.00%	8.48%	5/14/2027	440,541	437,327	440,726
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	5/15/2026	2,939,086	2,914,348	2,850,914
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	3/6/2028	982,500	975,109	928,463
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	3M USD SOFR+	3.10%	0.50%	7.70%	10/21/2028	1,488,750	1,485,729	1,472,002
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.35%	0.00%	7.94%	8/15/2025	979,592	979,592	972,245
Aramark Corporation	Services: Consumer	Term Loan B (4/21)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	4/1/2028	1,753,715	1,747,448	1,747,139

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Aramark Corporation	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	1/15/2027	2,331,250	2,280,733	2,305,023
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	9/23/2028	863,885	860,682	811,836
ARC FALCON I INC. (a)	Chemicals, Plastics, & Rubber	Delayed Draw Term Loan	Loan	3M USD LIBOR+	1.00%	0.50%	1.00%	9/29/2028	-	(512)	(7,675)
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.97%	12/6/2027	1,484,848	1,477,106	1,395,758
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/18)	Loan	1M USD SOFR+	4.25%	0.00%	8.97%	10/1/2025	1,916,203	1,913,228	1,887,460
ASP BLADE HOLDINGS, INC.	Capital Equipment	Term Loan	Loan	3M USD LIBOR+	4.00%	0.50%	8.73%	10/7/2028	99,059	98,658	82,491
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	9/7/2027	977,500	974,396	974,010
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	2/12/2027	989,796	986,847	967,773
AssuredPartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	2/12/2027	496,250	495,400	485,084
AssuredPartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	2/12/2027	985,000	985,000	962,838
ASTRO ONE ACQUISITION CORPORATION	Consumer goods: Durable	Term Loan	Loan	3M USD LIBOR+	5.50%	0.75%	10.23%	9/15/2028	2,970,000	2,946,187	1,767,150
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	3M USD SOFR+	4.00%	0.00%	8.68%	8/19/2028	1,995,000	1,901,937	1,866,741
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	12/18/2026	2,964,858	2,956,667	2,817,683
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.06%	2/15/2029	1,330,543	1,325,206	1,227,426
ATHENAHEALTH GROUP INC. (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (02/22)	Loan	3M USD LIBOR+	3.50%	0.50%	3.50%	2/15/2029	-	-	(12,636)
Avison Young (Canada) Inc	Services: Business	Term Loan (08/22)	Loan	1M USD SOFR+	7.00%	0.00%	11.73%	1/31/2026	748,125	708,918	635,906
Avison Young (Canada) Inc	Services: Business	Term Loan	Loan	1M USD SOFR+	5.75%	0.00%	10.48%	1/31/2026	3,370,882	3,344,831	2,646,142
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B5 (7/21)	Loan	1M USD LIBOR+	2.25%	0.50%	6.85%	12/1/2027	490,000	486,530	489,539
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.75%	6.35%	1/15/2025	1,000,000	932,184	998,440
Axalta Coating Systems Dutch Holding B B.V.	Chemicals, Plastics, & Rubber	Term Loan B-4 Dollar	Loan	3M USD SOFR+	3.00%	0.50%	7.51%	12/7/2029	1,000,000	990,447	1,003,570

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD LIBOR+	6.00%	0.75%	10.75%	9/20/2027	475,000	463,094	457,188
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	10/10/2026	642,295	638,890	613,391
B.C. Unlimited Liability Co (Burger King)	Beverage, Food & Tobacco	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	11/19/2026	1,455,000	1,430,342	1,440,712
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.73%	5/29/2029	995,000	990,609	940,275
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.10%	10/14/2027	1,226,325	1,215,617	1,205,637
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	9.91%	2/1/2027	1,950,000	1,764,574	1,534,299
Belfor Holdings Inc.	Services: Consumer	Term Loan B-2 (3/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.87%	4/6/2026	994,911	971,026	992,424
Belfor Holdings Inc.	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.00%	8.63%	4/6/2026	245,547	245,547	244,995
Belron Finance US LLC	Automotive	Term Loan B (3/21)	Loan	3M USD LIBOR+	2.50%	0.50%	7.38%	4/13/2028	1,965,000	1,950,181	1,960,913
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	7.93%	1/24/2029	1,990,000	1,988,811	1,804,273
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	4/23/2026	1,465,141	1,457,842	1,441,332
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	4/23/2026	979,747	975,006	952,804
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	3/4/2028	982,500	980,692	967,763
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan 12/22	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	12/12/2029	498,750	486,572	496,007
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan (1/20)	Loan	1M USD LIBOR+	2.00%	0.00%	6.63%	5/24/2027	1,455,049	1,449,140	1,416,854
Boxer Parent Company, Inc.	High Tech Industries	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	10/2/2025	516,794	516,794	509,827
Bracket Intermediate Holding Corp	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.25%	0.00%	9.04%	9/5/2025	957,500	955,597	929,378
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan B-3	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	3/5/2026	982,500	982,500	967,556
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD LIBOR+	3.00%	0.00%	7.63%	1/22/2027	2,948,786	2,944,577	2,906,412
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	8/1/2025	1,462,613	1,464,152	1,456,090

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	3.75%	0.00%	8.37%	6/8/2029	498,750	487,209	498,336
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan (1/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.82%	11/1/2026	1,950,188	1,941,198	1,946,931
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	3/31/2028	2,462,500	2,443,814	2,437,875
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD LIBOR+	4.50%	0.00%	9.13%	1/4/2026	675,000	668,575	674,582
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD LIBOR+	2.50%	0.75%	7.09%	6/5/2028	2,487,342	2,268,038	2,208,560
CareerBuilder, LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	6.75%	1.00%	11.48%	7/31/2023	5,393,388	5,347,671	3,513,792
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	1/27/2027	1,963,384	1,954,023	1,375,469
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.31%	10/21/2027	1,000,000	992,500	987,080
CBI BUYER, INC.	Consumer goods: Durable	Term Loan	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	1/6/2028	2,969,887	2,814,181	2,026,948
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	2.25%	0.50%	6.88%	9/16/2028	247,500	247,017	244,612
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	8.58%	12/17/2027	245,625	243,880	241,223
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	3/5/2028	1,000,000	951,484	975,000
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.39%	3/5/2028	982,500	978,899	957,938
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	5.50%	0.00%	10.13%	9/25/2025	2,400,000	2,390,330	1,605,504
CDK GLOBAL, INC.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	9.08%	7/6/2029	1,000,000	971,508	996,150
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	6M USD LIBOR+	4.75%	1.00%	9.88%	7/14/2026	2,962,500	2,942,124	2,794,171
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.50%	7.45%	8/27/2028	878,330	871,190	870,100
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/15/2027	3,887,492	3,883,600	3,208,269
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.00%	9.81%	2/11/2028	1,500,000	1,403,100	1,455,945
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.39%	4/3/2025	905,031	880,859	898,406

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD LIBOR+	2.00%	0.00%	6.64%	3/17/2028	491,250	490,382	486,952
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	5/17/2028	1,979,950	1,892,607	1,785,419
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.00%	7.23%	2/2/2028	4,912,500	4,910,914	4,865,684
Clarios Global LP	Automotive	Term Loan B1	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	4/30/2026	1,267,812	1,261,524	1,260,091
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.16%	8/9/2026	3,439,962	3,421,651	3,401,262
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	4.18%	0.50%	8.89%	4/13/2029	1,492,500	1,458,949	1,469,993
Cole Haan	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	5.50%	0.00%	10.23%	2/7/2025	875,000	871,486	841,461
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD LIBOR+	2.75%	0.50%	7.50%	5/14/2028	449,172	448,339	446,926
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.25%	0.50%	8.88%	10/16/2028	1,787,985	1,755,247	1,742,177
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD SOFR+	3.50%	1.00%	8.14%	12/11/2026	2,917,500	2,816,917	2,863,526
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	8.19%	10/2/2027	2,714,005	2,520,099	2,435,819
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD LIBOR+	2.25%	0.00%	6.84%	1/31/2028	4,000,000	3,988,733	3,867,160
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.19%	6/2/2028	2,468,750	2,459,383	2,110,164
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan 2/21	Loan	1M USD LIBOR+	2.75%	0.00%	7.32%	3/2/2027	1,960,000	1,960,000	1,934,579
COWEN INC.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	6M USD LIBOR+	3.25%	0.00%	7.43%	3/24/2028	3,927,406	3,907,308	3,922,496
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+	3.50%	0.00%	8.06%	11/1/2028	1,600,000	1,588,000	1,595,008
CROCS INC	Consumer goods: Durable	Term Loan	Loan	6M USD SOFR+	3.50%	0.50%	7.73%	2/20/2029	2,512,500	2,421,039	2,504,133
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	4.00%	0.75%	8.69%	9/15/2027	492,500	492,174	489,422
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan (4/21)	Loan	1M USD LIBOR+	4.75%	0.75%	9.32%	4/27/2027	3,404,110	3,377,740	3,340,283
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.09%	4/15/2027	485,000	485,000	435,894

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.06%	4/15/2027	2,400,032	2,389,363	2,244,030
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	6.00%	1.00%	10.83%	11/2/2027	1,960,000	1,917,602	1,666,000
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD LIBOR+	4.00%	0.75%	8.64%	3/5/2028	1,473,750	1,468,500	1,468,223
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (04/22)	Loan	1M USD SOFR+	5.00%	0.50%	9.75%	6/29/2029	995,000	948,574	997,736
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	6M USD SOFR+	4.00%	0.00%	8.70%	10/16/2026	1,469,773	1,469,773	1,446,257
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.22%	11/16/2029	5,400,000	5,285,256	5,298,750
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.87%	1/15/2030	1,000,000	990,424	1,001,750
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD LIBOR+	3.75%	0.50%	8.48%	10/4/2028	992,500	989,236	928,980
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	9.37%	3/31/2028	498,750	479,659	488,152
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	Second Lien Term Loan	Loan	3M USD SOFR+	3.40%	0.00%	8.03%	8/24/2026	3,374,880	3,017,273	382,306
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	6M USD SOFR+	8.00%	1.00%	13.06%	5/25/2026	342,343	333,975	318,951
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	9.63%	8/2/2027	3,550,000	3,523,794	3,448,754
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	8.96%	10/4/2029	1,500,000	1,385,334	1,433,310
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	3/25/2028	492,500	488,806	434,631
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD LIBOR+	5.50%	0.75%	10.10%	11/30/2028	1,310,136	1,272,492	1,286,121
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.67%	11/30/2028	1,994,949	1,803,027	1,755,556
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD LIBOR+	5.25%	0.50%	9.88%	12/15/2028	3,972,487	3,830,439	3,552,913
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/1/2028	6,435,000	6,396,896	6,284,164
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	8/21/2025	1,612,878	1,609,665	1,602,798
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.00%	7.97%	1/31/2030	2,034,413	2,031,025	2,021,698

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	8/16/2028	990,000	985,965	969,586
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	11/23/2028	1,985,000	1,981,077	1,916,776
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.50%	0.75%	8.13%	4/7/2028	2,188,547	2,182,686	2,129,281
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.88%	6/26/2025	1,888,404	1,888,404	1,719,638
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.63%	11/1/2028	496,250	494,396	491,208
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD LIBOR+	6.50%	0.00%	11.13%	12/14/2025	2,175,269	2,121,627	2,169,831
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	6M USD SOFR+	3.00%	0.50%	7.79%	3/30/2029	614,918	611,634	604,735
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	13.75%	3/27/2028	2,335,285	2,328,380	1,839,037
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.50%	0.75%	8.07%	2/10/2028	2,462,500	2,453,593	2,276,581
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	3M USD SOFR+	3.50%	0.50%	8.18%	10/30/2029	1,000,000	987,635	999,060
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Term Loan B (06/18)	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	10/10/2025	4,784,383	4,782,311	1,202,076
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	10.60%	8/3/2029	1,000,000	923,495	986,250
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	9.54%	12/11/2028	990,000	981,797	990,624
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	2/18/2027	1,948,081	1,948,081	1,621,174
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/20)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	6/27/2025	2,830,950	2,826,805	2,830,950
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	6M USD SOFR+	5.00%	1.00%	10.25%	3/30/2027	4,912,500	4,854,265	4,754,367
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	2/1/2027	5,146,145	5,133,892	5,055,007
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	7/21/2028	723,088	718,928	689,255
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	7/21/2028	269,608	268,052	256,993
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (4/18)	Loan	3M USD SOFR+	3.25%	1.00%	8.08%	4/18/2025	1,330,058	1,326,810	1,268,211

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD LIBOR+	2.25%	0.00%	6.98%	7/21/2026	1,975,000	1,972,044	1,971,643
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.09%	7/21/2028	748,125	732,248	747,848
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	7.87%	6/30/2028	1,487,298	1,470,684	1,477,765
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	3M USD LIBOR+	4.75%	0.75%	9.56%	3/10/2026	799,104	793,938	760,148
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	9.70%	3/10/2026	3,000,000	2,852,614	2,857,500
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.94%	8/1/2025	4,308,730	4,296,025	4,303,344
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	1/29/2027	1,950,000	1,948,124	1,915,524
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD LIBOR+	3.25%	0.50%	8.08%	4/30/2028	1,481,250	1,475,822	1,460,261
Gates Global LLC	Automotive	Term Loan (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.12%	11/15/2029	249,375	242,119	249,121
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD LIBOR+	3.00%	0.50%	7.83%	12/31/2027	2,289,884	2,276,592	2,281,297
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	12/30/2026	1,458,750	1,454,820	1,453,892
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	3,072,992	2,734,560	3,053,141
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.08%	11/29/2025	4,897,634	4,753,219	4,342,830
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD LIBOR+	2.00%	0.00%	6.63%	8/10/2027	1,959,799	1,959,799	1,950,255
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD LIBOR+	5.25%	0.75%	9.88%	12/1/2027	1,962,500	1,946,411	1,903,625
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD LIBOR+	3.00%	0.75%	7.63%	8/7/2027	962,517	957,931	956,501
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD LIBOR+	3.75%	0.75%	8.38%	3/6/2028	980,094	976,551	964,471
Greenhill & Co., Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD LIBOR+	3.25%	0.00%	8.20%	4/12/2024	2,844,231	2,836,329	2,789,707
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.20%	1/24/2029	154,375	154,051	152,959
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	2/24/2028	2,836,805	2,834,453	2,808,437

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD LIBOR+	4.75%	0.75%	9.48%	5/27/2028	1,994,937	1,625,873	1,720,633
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	10/19/2027	3,438,442	3,420,645	3,324,355
Helix Gen Funding, LLc	Energy: Electricity	Term Loan B (02/17)	Loan	1M USD LIBOR+	3.75%	1.00%	8.38%	6/3/2024	209,702	209,702	208,332
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	7/14/2028	3,479,167	3,473,274	3,441,105
Hillman Group Inc. (The) (New) (a)	Consumer goods: Durable	Delayed Draw Term Loan (2/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	7/14/2028	66,667	66,667	57,444
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	8/18/2025	3,510,000	3,504,423	3,452,225
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	11/17/2028	2,317,577	2,309,047	1,888,825
Howden Group Holdings	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.94%	11/12/2027	2,152,191	2,144,311	2,117,218
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	7.73%	3/17/2028	5,895,000	5,850,826	5,619,173
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD LIBOR+	3.75%	0.75%	8.51%	3/2/2028	4,811,111	4,802,585	4,635,698
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	11/1/2028	1,980,000	1,972,160	1,947,825
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/6/2028	2,215,703	2,215,226	1,888,200
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.75%	0.00%	8.42%	2/9/2030	1,000,000	990,000	991,560
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	1/29/2026	1,979,950	1,929,143	1,967,080
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.44%	10/27/2028	496,250	495,896	494,761
Ingram Micro Inc.	Wholesale	Term Loan	Loan	3M USD LIBOR+	3.50%	0.50%	8.23%	6/30/2028	1,477,500	1,465,872	1,468,266
Inmar Acquisition Sub, Inc.	Services: Business	Term Loan B	Loan	1M USD LIBOR+	4.00%	1.00%	8.63%	5/1/2024	3,350,673	3,327,770	3,270,055
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	2/4/2027	486,250	484,966	483,007
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Term Loan 4/21	Loan	3M USD LIBOR+	5.00%	0.75%	9.95%	4/7/2028	4,027,667	4,010,741	2,154,802
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B3	Loan	1M USD SOFR+	3.00%	0.75%	7.57%	12/14/2027	500,000	495,150	493,125

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
IRB Holding T/L B (1/22)	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.75%	7.69%	12/15/2027	500,000	495,150	493,125
Isagenix International, LLC (b)	Beverage, Food & Tobacco	Term Loan	Loan	3M USD LIBOR+	7.75%	1.00%	11.35%	6/14/2025	2,330,036	2,311,947	814,068
J Jill Group, Inc	Retail	Priming Term Loan	Loan	3M USD LIBOR+	5.00%	1.00%	9.83%	5/8/2024	1,553,698	1,553,299	1,464,361
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan (1/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	1/31/2028	3,920,000	3,917,671	3,897,970
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	3/1/2028	985,000	981,310	731,569
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.33%	11/15/2025	3,884,160	3,863,896	2,469,199
Klockner-Pentaplast of America, Inc.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.75%	0.50%	10.13%	2/12/2026	1,473,750	1,469,605	1,354,936
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD LIBOR+	3.25%	0.75%	7.98%	3/13/2028	491,242	490,111	472,083
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	9/1/2027	491,288	482,835	482,690
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	13.25%	9/27/2027	990,775	383,373	644,004
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD LIBOR+	1.00%	0.00%	5.63%	6/30/2025	345,078	345,078	221,426
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.47%	2/16/2029	997,487	815,989	817,940
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	3.50%	1.00%	8.23%	2/28/2025	2,616,496	2,602,628	2,295,975
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	6M USD LIBOR+	4.75%	0.00%	8.92%	3/17/2028	985,000	982,312	940,675
LogMeIn, Inc.	High Tech Industries	Term Loan (8/20)	Loan	1M USD LIBOR+	4.75%	0.00%	9.38%	8/31/2027	3,920,000	3,868,809	2,137,145
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	3.50%	0.50%	11.25%	11/3/2027	3,089,630	3,074,278	926,889
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD LIBOR+	1.75%	0.00%	6.32%	11/11/2026	1,207,856	1,206,501	1,203,701
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	10/14/2028	500,000	486,534	489,165
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.23%	10/16/2028	248,125	247,170	241,508
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B	Loan	3M USD SOFR+	7.25%	0.75%	11.83%	3/29/2029	2,962,500	2,872,908	2,888,438

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MAGNITE, INC.	Services: Business	Term Loan	Loan	1M USD LIBOR+	5.00%	0.75%	9.63%	4/28/2028	2,964,950	2,901,156	2,826,575
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	8/29/2025	1,317,074	1,317,074	1,308,842
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD LIBOR+	1.75%	0.00%	6.49%	2/15/2027	250,000	249,658	247,500
Maxar Technologies Inc	Aerospace & Defense	Term Loan (6/22)	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	6/14/2029	1,994,987	1,926,722	1,997,641
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (02/23)	Loan	3M USD SOFR+	5.00%	0.00%	8.81%	2/27/2028	3,450,000	3,346,500	3,363,750
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	3M USD LIBOR+	4.75%	0.50%	9.70%	7/28/2028	1,975,000	1,957,770	1,894,025
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD LIBOR+	4.00%	0.50%	8.63%	12/18/2028	496,250	493,413	462,753
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD LIBOR+	3.50%	0.75%	8.30%	12/22/2027	983,769	981,224	964,093
Messer Industries, LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	3M USD LIBOR+	2.50%	0.00%	7.23%	3/1/2026	2,980,405	2,970,477	2,968,871
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD LIBOR+	4.25%	0.75%	8.98%	4/8/2028	2,467,450	2,452,022	2,254,632
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD LIBOR+	4.25%	0.50%	9.20%	9/1/2028	2,992,424	2,725,679	2,509,148
MW Industries, Inc. (Helix Acquisition Holdings)	Capital Equipment	Term Loan (2019 Incremental)	Loan	3M USD LIBOR+	3.75%	0.00%	8.48%	9/30/2024	2,842,097	2,823,791	2,778,150
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.73%	11/23/2028	2,970,000	2,963,897	2,927,678
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.95%	2/22/2029	3,000,000	2,407,500	2,285,640
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.19%	11/14/2025	3,436,481	3,419,311	3,395,690
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+	3.75%	0.75%	8.47%	3/2/2028	2,736,043	2,727,702	2,108,477
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	3/2/2028	87,464	87,137	67,402
NEW ERA CAP, LLC	Consumer goods: Durable	Term Loan (01/22)	Loan	3M USD LIBOR+	6.00%	0.75%	10.82%	7/13/2027	3,628,164	3,627,422	3,483,037
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	9/18/2026	657,625	652,850	655,745
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.33%	8/9/2024	1,675,340	1,670,519	1,373,779

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	6.72%	9/12/2029	1,398,374	1,392,077	1,382,391
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	9.82%	12/22/2028	1,985,000	1,972,048	1,692,213
Nuvei Technologies Corp.	High Tech Industries	US Term Loan	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	9/29/2025	2,216,250	2,213,211	2,210,709
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.20%	2/23/2029	2,492,500	2,386,817	2,224,556
Open Text Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.22%	8/24/2029	1,500,000	1,455,000	1,496,955
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	3M USD LIBOR+	3.00%	0.50%	7.75%	6/2/2028	2,327,083	2,318,310	2,297,995
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD LIBOR+	3.00%	0.50%	7.69%	6/18/2025	1,464,944	1,460,891	1,457,619
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	9/20/2028	987,500	983,571	981,950
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD LIBOR+	4.75%	0.50%	9.54%	7/6/2028	941,176	933,570	864,122
Panther Guarantor II, L.P. (Forcepoint)	High Tech Industries	Term Loan 1/21	Loan	3M USD LIBOR+	4.25%	0.50%	9.08%	1/7/2028	492,500	489,882	461,719
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	1M USD SOFR+	4.25%	0.50%	8.92%	2/13/2030	1,500,000	1,477,500	1,479,375
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.47%	8/1/2029	1,995,000	1,653,635	1,700,738
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	3/30/2027	486,509	479,333	424,630
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD LIBOR+	2.50%	0.00%	7.13%	5/29/2026	809,038	806,994	807,396
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	8.43%	2/28/2029	992,500	990,539	975,131
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	12/29/2028	1,292,862	1,287,663	1,272,396
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC (a)	Healthcare & Pharmaceuticals	Delayed Draw Term Loan (12/21)	Loan	1M USD LIBOR+	3.25%	0.50%	7.88%	12/29/2028	147,287	147,287	144,174
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.47%	5/3/2029	995,000	990,530	990,851
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.38%	2/1/2028	5,306,577	5,291,284	5,249,372
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	8.72%	12/23/2028	1,985,000	1,967,896	1,900,638

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pike Corporation	Construction & Building	Term Loan (8/22)	Loan	1M USD SOFR+	3.50%	0.00%	8.12%	1/21/2028	498,750	487,274	497,294
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	8.73%	3/17/2028	3,939,924	3,914,651	3,789,734
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	12/1/2028	1,921,176	1,913,386	1,911,974
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.75%	0.00%	7.38%	3/13/2028	4,421,250	4,414,119	4,370,804
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.08%	4/21/2029	1,995,000	1,986,056	1,710,912
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	3M USD LIBOR+	3.00%	0.75%	7.75%	12/29/2027	491,250	489,531	487,566
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD LIBOR+	4.75%	0.75%	9.38%	2/12/2028	5,403,750	5,359,857	5,025,488
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	12/15/2028	2,977,500	2,956,393	2,929,116
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+	3.50%	0.00%	8.28%	1/22/2027	487,500	486,909	485,267
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	7.52%	9/23/2026	3,520,468	3,520,468	3,511,667
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	3M USD LIBOR+	5.75%	1.00%	10.70%	4/27/2027	2,955,000	2,932,371	2,936,531
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD LIBOR+	3.25%	0.75%	8.00%	12/28/2027	491,245	489,458	450,310
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	6M USD SOFR+	5.25%	0.50%	9.80%	7/20/2029	1,000,000	933,902	924,690
Prometric Inc. (Sarbacane Bidco)	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	3.00%	1.00%	7.64%	1/29/2025	476,438	475,777	444,278
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	2/12/2027	480,126	478,777	378,099
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.08%	2/1/2029	1,990,000	1,972,710	1,707,539
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	3M USD LIBOR+	2.75%	0.75%	7.60%	2/15/2028	2,974,823	2,882,889	1,863,310
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.80%	2/7/2030	1,500,000	1,462,500	1,455,000
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD LIBOR+	3.00%	0.50%	7.63%	4/24/2028	987,500	985,860	955,159
Renaissance Learning, Inc.	Services: Consumer	Term Loan (5/18)	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	5/30/2025	2,938,373	2,922,432	2,871,025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD LIBOR+	3.25%	0.50%	8.13%	2/17/2028	1,976,155	1,934,422	1,927,997
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD LIBOR+	5.50%	1.00%	10.31%	12/20/2024	4,298,135	4,249,328	3,200,305
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	3M USD LIBOR+	2.25%	0.50%	7.12%	2/11/2028	1,473,750	1,471,623	1,471,908
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	3M USD LIBOR+	4.25%	1.00%	8.98%	4/30/2024	3,038,616	3,035,050	2,385,313
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD LIBOR+	2.50%	0.50%	7.13%	10/20/2028	3,462,437	3,456,353	3,320,477
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.47%	1/29/2027	1,276,932	1,276,737	1,273,880
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	2/5/2026	3,124,551	3,114,804	3,114,302
Rocket Software, Inc.	High Tech Industries	Term Loan (11/18)	Loan	1M USD LIBOR+	4.25%	0.00%	8.88%	11/28/2025	2,875,317	2,870,016	2,818,414
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD LIBOR+	3.50%	1.00%	8.13%	6/2/2025	5,590,662	5,565,048	5,499,813
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	8.55%	2/8/2028	2,957,631	2,912,519	2,516,441
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.75%	7.72%	9/1/2027	1,478,623	1,467,543	1,474,010
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD LIBOR+	5.00%	0.50%	9.83%	3/10/2028	2,458,719	2,409,819	2,349,625
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.06%	3/24/2030	500,000	496,250	498,750
Samsonite International S.A.	Consumer goods: Non-durable	Term Loan B2	Loan	1M USD LIBOR+	3.00%	0.75%	7.63%	4/25/2025	927,537	914,134	927,537
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD LIBOR+	3.75%	0.75%	8.44%	4/20/2028	2,955,000	2,942,014	2,895,900
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.10%	4/4/2029	498,750	497,703	489,942
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	2/17/2028	1,000,000	990,000	987,500
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	11/2/2028	1,000,000	998,000	991,250
Signify Health, LLC	Healthcare & Pharmaceuticals	Term Loan B (6/21)	Loan	3M USD LIBOR+	3.00%	0.50%	7.73%	6/16/2028	493,750	491,846	493,750
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD LIBOR+	3.75%	0.50%	8.39%	8/28/2028	1,975,000	1,967,031	1,966,982

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD LIBOR+	2.00%	0.50%	6.64%	3/18/2028	777,852	776,450	774,609
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD LIBOR+	2.50%	0.00%	7.33%	1/23/2025	485,000	485,000	479,243
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	8.97%	4/2/2029	1,000,000	992,500	995,000
Solis IV B.V.	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.37%	2/26/2029	1,994,987	1,724,963	1,826,132
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD LIBOR+	4.50%	0.50%	9.33%	1/15/2027	3,223,744	3,183,482	3,209,237
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.82%	8/2/2028	1,980,000	1,972,123	1,964,160
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD LIBOR+	4.25%	0.75%	8.88%	3/31/2028	1,975,000	1,959,930	1,821,938
Spectrum Brands, Inc.	Consumer goods: Durable	Term Loan (2/21)	Loan	3M USD LIBOR+	2.00%	0.50%	6.96%	3/3/2028	491,250	490,363	487,158
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD LIBOR+	4.00%	0.75%	8.77%	3/4/2028	2,947,500	2,935,211	2,475,487
Spirit Aerosystems Inc.	Aerospace & Defense	Term Loan (11/22)	Loan	3M USD SOFR+	4.50%	0.50%	9.18%	1/14/2027	498,750	484,414	498,541
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD LIBOR+	2.75%	0.50%	7.38%	5/12/2028	2,709,091	2,705,948	2,682,000
SS&C Technologies, Inc.	Services: Business	Term Loan B3	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	167,061	166,987	166,678
SS&C Technologies, Inc.	Services: Business	Term Loan B4	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	148,146	148,083	147,807
SS&C Technologies, Inc.	Services: Business	Term Loan B-5	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	4/16/2025	458,152	457,773	457,199
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	6M USD LIBOR+	2.25%	0.50%	6.43%	9/22/2028	630,250	625,240	628,032
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	3M USD LIBOR+	5.00%	0.00%	9.81%	4/16/2026	4,341,357	4,246,081	4,013,802
Storable, Inc	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.08%	4/17/2028	495,000	494,153	482,318
Summit Materials, LLC	Metals & Mining	Term Loan B (12/22)	Loan	3M USD SOFR+	3.00%	0.00%	7.61%	12/13/2027	250,000	247,640	249,583
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	3.75%	0.50%	8.38%	12/1/2028	990,000	981,648	984,515
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD LIBOR+	4.25%	0.75%	8.94%	8/2/2028	2,000,000	1,905,968	1,880,000

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD LIBOR+	4.00%	0.75%	8.82%	4/24/2028	2,469,987	2,468,993	2,243,984
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	6M USD SOFR+	5.00%	0.50%	8.98%	4/2/2029	997,500	988,507	982,538
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	3M USD LIBOR+	2.75%	0.50%	7.58%	7/7/2028	990,000	988,026	980,922
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	9.97%	7/15/2025	4,383,217	4,330,652	4,322,948
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	4.00%	1.00%	8.63%	9/27/2024	1,900,000	1,899,296	1,819,250
The Dun & Bradstreet Corporation	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.85%	1/18/2029	248,125	246,554	246,636
The Dun & Bradstreet Corporation	Services: Business	Term Loan	Loan	1M USD LIBOR+	3.25%	0.00%	7.87%	2/6/2026	962,949	962,285	960,021
THE KNOT WORLDWIDE INC.	Services: Consumer	Term Loan (1/22)	Loan	1M USD SOFR+	4.50%	0.00%	9.22%	12/19/2025	4,845,447	4,840,970	4,833,333
Thor Industries, Inc.	Automotive	USD Term Loan (3/21)	Loan	1M USD LIBOR+	3.00%	0.00%	7.69%	2/1/2026	2,015,823	1,990,264	2,004,494
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD LIBOR+	5.50%	0.75%	10.31%	6/14/2028	2,978,835	2,540,024	2,529,031
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD LIBOR+	3.50%	0.50%	8.13%	4/15/2028	1,329,211	1,232,469	1,268,147
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.23%	8/18/2027	490,000	485,078	383,180
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD LIBOR+	2.25%	0.50%	6.88%	12/1/2028	796,452	794,928	791,203
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+	3.25%	0.00%	7.83%	2/21/2027	1,993,370	1,990,666	1,989,941
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD LIBOR+	3.50%	0.50%	8.23%	3/31/2028	1,477,502	1,471,933	1,372,422
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/10/2028	346,923	346,338	340,907
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD LIBOR+	4.00%	0.75%	8.63%	10/29/2027	954,501	949,189	873,368
Uber Technologies, Inc.	Transportation: Consumer	Term Loan B (2/21)	Loan	3M USD LIBOR+	3.50%	0.00%	8.45%	2/25/2027	3,906,277	3,874,854	3,913,620
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD LIBOR+	3.75%	0.00%	8.38%	8/27/2025	820,338	817,776	819,928
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD LIBOR+	4.00%	1.00%	8.78%	7/31/2026	496,815	476,431	489,984

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.98%	10/22/2025	1,289,967	1,252,901	1,291,309
United Road Services Inc.	Transportation: Cargo	Term Loan (10/17)	Loan	3M USD LIBOR+	5.75%	1.00%	10.70%	9/1/2024	889,180	886,242	465,335
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD LIBOR+	3.25%	0.75%	7.88%	3/15/2026	2,446,648	2,441,783	2,426,610
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.83%	6/25/2029	248,750	241,881	248,233
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.73%	1/20/2028	1,828,465	1,827,288	1,825,046
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	9.73%	1/19/2029	2,342,210	2,275,198	2,310,989
Vericast Corp.	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	7.75%	1.00%	12.33%	6/15/2026	1,201,006	1,199,817	939,787
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD LIBOR+	4.00%	0.00%	8.96%	8/20/2025	1,368,031	1,364,137	1,269,875
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD LIBOR+	3.50%	0.75%	8.13%	12/6/2028	992,500	988,789	987,895
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.66%	1/12/2029	3,069,879	3,063,097	3,036,111
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.23%	3/2/2029	1,994,987	1,948,951	1,967,137
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.85%	9/28/2028	2,853,409	2,845,646	2,834,377
Vistra Energy Corp	Utilities: Electric	2018 Incremental Term Loan	Loan	1M USD LIBOR+	1.75%	0.00%	6.38%	12/31/2025	897,014	896,802	895,023
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	6.91%	5/16/2029	497,500	492,868	496,525
VM Consolidated, Inc.	Construction & Building	Term Loan B (3/21)	Loan	1M USD LIBOR+	3.25%	0.00%	7.88%	3/24/2028	2,185,087	2,183,095	2,180,170
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	10.62%	9/9/2025	471,250	471,250	442,386
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.72%	12/15/2028	500,000	490,249	496,250
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan Incremental (11/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.62%	1/19/2028	500,000	490,562	498,960
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan G	Loan	1M USD LIBOR+	2.13%	0.00%	6.76%	1/20/2028	1,250,000	1,249,851	1,243,750
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.69%	3/2/2028	2,456,250	2,447,468	2,417,368
West Corporation	Telecommunications	Term Loan B-3	Loan	3M USD SOFR+	4.00%	1.00%	8.93%	4/9/2027	1,189,119	1,172,865	1,044,939
WEX Inc.	Services: Business	Term Loan B (3/21)	Loan	1M USD LIBOR+	2.25%	0.00%	6.88%	3/31/2028	2,954,924	2,946,492	2,944,582
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.98%	3/27/2028	1,965,000	1,935,307	1,864,903
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD LIBOR+	3.50%	0.00%	8.13%	6/8/2028	2,427,446	2,420,580	2,388,752
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.87%	3/9/2027	992,500	971,029	842,027
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD LIBOR+	3.00%	0.50%	7.75%	11/1/2028	880,444	876,985	874,941
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	3M USD LIBOR+	2.00%	0.00%	6.73%	1/25/2027	961,471	961,471	948,251
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+	5.50%	0.00%	10.07%	1/31/2028	2,000,000	1,901,512	1,928,340
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	2.00%	0.50%	6.72%	1/29/2029	495,000	494,015	490,192
TOTAL INVESTMENTS										$645,599,001	$605,954,468

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (c)	23,776,950	$23,776,950	$23,776,950
Total cash and cash equivalents	23,776,950	$23,776,950	$23,776,950

(a)	All or a portion of this investment has an unfunded commitment as of February 28, 2023.
(b)	As of February 28, 2023, the investment was in default and on non-accrual status.
(c)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2023.
(d)	Investments include Payment-in-Kind Interest.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note pays a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of November 30, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of November 30, 2023 and February 28, 2023, the Company’s investment in the unsecured note of SLF JV had a fair value of $17.6 million and $17.6 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $7.8 million and $13.1 million, respectively.

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

For the three months ended November 30, 2023 and November 30, 2022, the Company earned $0.4 million and $0.1 million, respectively, of interest income related to SLF JV, which is included in interest income. For the nine months ended November 30, 2023 and November 30, 2022, the Company earned $1.3 million and $1.1 million, respectively, of interest income related to SLF JV, which is included in interest income. As of November 30, 2023 and February 28, 2023, $0.2 million and $0.4 million, respectively, of interest income related to SLF JV was included in interest receivable.

For the three months ended November 30, 2023 and November 30, 2022, the Company earned $1.3 million and $0.0 million, respectively, of dividend income related to SLF JV, which is included in dividend income. For the nine months ended November 30, 2023 and November 30, 2022, the Company earned $4.7 million and $0.0 million, respectively, of dividend income related to SLF JV, which is included in dividend income.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of November 30, 2023 and February 28, 2023, the fair value of these Class E Notes were $11.5 million and $11.4 million, respectively.

Note 6. Income Taxes

SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-MAC, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc., and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at normal corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the taxable blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

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

Deferred tax assets and liabilities, and related valuation allowance as of November 30, 2023 and February 28, 2023 were as follows:

	November 30, 2023	February 28, 2023
Total deferred tax assets	$2,382,032	$2,542,373
Total deferred tax liabilities	(3,586,522)	(3,008,829)
Valuation allowance on net deferred tax assets	(2,217,816)	(2,350,116)
Net deferred tax liability	$(3,422,306)	$(2,816,572)

As of November 30, 2023, the valuation allowance on deferred tax assets was $2.2 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended November 30, 2023 includes $0.4 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.2 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended November 30, 2022 includes $0.4 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and ($0.5) million income tax provision/benefit from realized gain/(loss) on investments and $0.1 million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the nine months ended November 30, 2023 includes $0.6 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and ($0.0) million net change in total operating expense, in the consolidated statement of operations, respectively. Net income tax expense for the nine months ended November 30, 2022 includes $1.0 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, ($0.5) million income tax provision/(benefit) from realized gain/(loss) on investments and ($0.1) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three and nine months ended November 30, 2023 and November 30, 2022:

	For the three months ended		For the nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Current
Federal	$-	$(255,959)	$-	$(473,475)
State	-	(158,721)		(80,273)
Net current expense	-	(414,680)	-	(553,748)
Deferred
Federal	699,986	460,531	661,245	844,727
State	(64,192)	(29,901)	(55,512)	45,917
Net deferred expense	635,794	430,629	605,733	890,645
Net tax provision	$635,794	$15,949	$605,733	$336,896

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

For the three months ended November 30, 2023 and November 30, 2022, the Company incurred $4.9 million and $4.3 million in base management fees, respectively. For the three months ended November 30, 2023 and November 30, 2022, the Company incurred $3.3 million and $2.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2023 and November 30, 2022, the Company accrued an expense (benefit) of ($1.0) million and ($0.8) million in incentive fees related to capital gains.

For the nine months ended November 30, 2023 and November 30, 2022, the Company incurred $14.3 million and $12.2 million in base management fees, respectively. For the nine months ended November 30, 2023 and November 30, 2022, the Company incurred $9.8 million and $3.9 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2023 and November 30, 2022, the Company accrued an expense (benefit) of ($5.0) million and ($3.7) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2023, the base management fees accrual was $4.9 million and the incentive fees accrual was $3.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2023, the base management fees accrual was $4.3 million and the incentive fees accrual was $7.9 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. Most recently, on July 6, 2023, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term and subsequently increased the cap on the payment or reimbursement of expenses by the Company from $3.275 million to $4.3 million, effective August 1, 2023.

For the three months ended November 30, 2023 and November 30, 2022, the Company recognized $1.1 million and $0.8 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2023 and November 30, 2022, the Company recognized $2.8 million and $2.3 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of November 30, 2023 and February 28, 2023, $0.4 million and $0.001 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, extended its legal maturity to April 2033, and extended the non-call period to February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At November 30, 2021, the outstanding receivable of 2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

For the three months ended November 30, 2023 and November 30, 2022, the Company recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recognized management fee income of $2.5 million and $2.5 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2023 and November 30, 2022, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of November 30, 2023, the Company’s investment in the SLF JV had a fair value of $25.4 million, consisting of an unsecured loan of $17.6 million and membership interest of $7.8 million. For the three and nine months ended November 30, 2023, the Company had $0.4 million and $1.3 million, respectively, of interest income related to SLF JV, of which $0.2 million was included in interest receivable as of November 30, 2023. For the three and nine months ended November 30, 2022, the Company had $0.1 million and $0.1 million, respectively, of interest income related to SLF JV, of which $0.0 million was included in interest receivable as of November 30, 2022. For the three and nine months ended November 30, 2023, the Company had $1.3 million and $4.7 million, respectively, of dividend income related to SLF JV. For the three and nine months ended November 30, 2022, the Company had $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 159.3% as of November 30, 2023 and 165.9% as of February 28, 2023.

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

On January 27, 2023, we entered into the first amendment to the Credit Agreement to, among other things:

●	increase the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	change the underlying benchmark used to compute interest under the Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increase the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extend the revolving period from October 4, 2024 to January 27, 2026;

●	extend the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to the Encina Facility Increase from $75.0 million to $150.0 million;

●	revise the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●	amend the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of November 30, 2023 and February 28, 2023, there were $35.0 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended November 30, 2023 and November 30, 2022, we recorded $0.9 million and $0.6 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2023 and November 30, 2022, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.79%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $35.0 million.

For the nine months ended November 30, 2023 and November 30, 2022, we recorded $3.0 million and $1.2 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2023 and November 30, 2022, we recorded $0.3 million and $0.3 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.62%, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $38.9 million.

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

Our borrowing base under the Encina Credit Facility is $86.4 million subject to the Encina Credit Facility cap of $65.0 million at November 30, 2023. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2023 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2023. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

The Company’s wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received SBIC licenses from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provides up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. With all debentures repaid to the SBA, SBIC LP’s license was surrendered on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP.

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

As of November 30, 2023, SBIC LP, SBIC II LP and SBIC III LP had an aggregate total of equity capital of $75.0 million, $87.5 million and $66.7 million, respectively, and had $205.0 million in SBA-guaranteed debentures collectively outstanding, with $0.0 million held in SBIC LP, $175.0 million held in SBIC II LP and $30.0 million held in SBIC III LP.

As noted above, as of November 30, 2023, there was $205.0 million of SBA debentures outstanding and as of February 28, 2023, there was $202.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the nine months ended November 30, 2023, the Company repaid $27.0 million of SBA debentures in SBIC LP, resulting in a realized loss on extinguishment of $0.1 million related to the acceleration of deferred debt financing costs.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $1.6 million and $1.7 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.3 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2023 and November 30, 2022 on the outstanding borrowings of the SBA debentures was 3.25% and 2.86%, respectively. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of SBA debentures outstanding was $200.4 million and $242.7 million, respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $4.6 million and $4.6 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $0.7 million and $0.7 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2023 and November 30, 2022 on the outstanding borrowings of the SBA debentures was 3.01% and 2.74%, respectively. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of SBA debentures outstanding was $201.7 million and $226.5 million, respectively.

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

On February 5, 2019, the Company issued an additional $20.0 million in aggregate principal amount of the 6.25% 2025 Notes for net proceeds of $19.2 million after deducting underwriting commissions of approximately $0.6 million and discount of $0.2 million. Offering costs incurred were approximately $0.2 million. The issuance included the full exercise of the underwriters’ option to purchase an additional $2.5 million in aggregate principal amount of 6.25% 2025 Notes within 30 days. The additional 6.25% 2025 Notes were treated as a single series with the existing 6.25% 2025 Notes under the indenture and have the same terms as the existing 6.25% 2025 Notes. The net proceeds from this offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. The financing costs and discount of $1.0 million related to the 6.25% 2025 Notes have been capitalized and were amortized over the term of the 6.25% 2025 Notes.

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

 For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.0 million and $0.0 million, respectively, of interest expense and $0.0 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of the 7.25% 2025 Notes outstanding was $0.0 million and $0.0 million respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $0.0 million and $1.2 million, respectively, of interest expense and $0.0 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of the 7.25% 2025 Notes outstanding was $0.0 million and $18.0 million respectively.

7.75% 2025 Notes

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at the Company’s option subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the 7.75% 2025 Notes.

As of November 30, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the amount outstanding of 7.75% 2025 Notes had a fair value of $4.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 7.75% 2025 Notes was $5.0 million and $4.9 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $0.3 million and $0.3 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

6.25% 2027 Notes

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, the Company issued an additional $10.0 million in aggregate principal amount of the 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million (the “Additional 6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million. The Additional 6.25% 2027 Notes are treated as a single series with the existing 6.25% 2027 Notes under the indenture and have the same terms as the existing 6.25% 2027 Notes. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.4 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the 6.25% 2027 Notes. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

As of November 30, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the amount outstanding of 6.25% 2027 Notes had a fair value of $14.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $13.7 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $0.7 million and $0.7 million, respectively, of interest expense and $0.05 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

4.375% 2026 Notes

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of 4.375% fixed-rate notes due in 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commissions of $2.5 million. Offering costs incurred were approximately $0.2 million. The Additional 4.375% 2026 Notes are treated as a single series with the existing 4.375% 2026 Notes under the indenture and have the same terms as the existing 4.375% 2026 Notes. The net proceeds from the offering were used to redeem all of the outstanding 6.25% fixed-rate note due 2025, and for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $2.7 million have been capitalized and are being amortized over the term of the additional 4.375% 2026 Notes.

As of November 30, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the amount outstanding of 4.375% 2026 Notes had a fair value of $160.4 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $156.1 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.08 million and $0.07 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $5.7 million and $5.7 million, respectively, of interest expense, $0.4 million and $0.6 million, respectively, of amortization of deferred financing costs and $0.2 million and $0.2 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

4.35% 2027 Notes

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million. Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the 4.35% 2027 Notes.

As of November 30, 2023, the total 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the amount outstanding of 4.35% 2027 Notes had a fair value of $66.2 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financial costs and $0.02 million and $0.02 million, respectively, of amortization of discount related to the 4.35% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $2.4 million and $2.4 million, respectively, of interest expense, $0.3 million and $0.3 million, respectively, of amortization of deferred financial costs and $0.08 million and $0.07 million, respectively, of amortization of discount related to the 4.35% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and have the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Additional financing costs of $0.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

As of November 30, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $99.4 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.4 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.01 million, respectively, of amortization of discount related to the 6.00% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $99.0 million, respectively.

For the nine months ended November 30, 2023 and November 30, 2022, we recorded $4.7 million and $3.7 million, respectively, of interest expense, $0.6 million and $0.4 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.01 million, respectively, of amortization of discount related to the 6.00% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $82.5 million, respectively.

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

As of November 30, 2023, the carrying amount of the 7.00% 2025 Notes was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $11.5 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense, $0.03 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount related to the 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $11.1 million, respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $0.6 million and $0.2 million, respectively, of interest expense, $0.09 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.08 million and $0.03 million, respectively, of amortization of discount related to the 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $3.7 million, respectively.

8.00% 2027 Notes

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds to the Company were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.7 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

As of November 30, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.6 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.9 million and $0.3 million, respectively, of interest expense and $0.09 million and $0.03 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $16.9 million, respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $2.8 million and $0.3 million, respectively, of interest expense and $0.3 million and $0.03 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $5.6 million, respectively.

8.125% 2027 Notes

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.9 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

As of November 30, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.4 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.1 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $1.2 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $3.7 million and $0.0 million, respectively, of interest expense and $0.3 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $0.0 million respectively.

8.75% 2024 Notes

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2024 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2024 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year. The 8.75% 2024 Notes mature on March 31, 2024. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through the SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and general corporate purposes. Financing costs and discounts of $0.7 million related to the 8.75% 2024 Notes have been capitalized and are being amortized over the term of the 8.75% 2024 Notes.

As of November 30, 2023, the total 8.75% 2024 Notes outstanding was $20.0 million. The 8.75% 2024 Notes are not listed. The carrying amount of the amount outstanding of 8.75% 2024 Notes had a fair value of $20.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.75% 2024 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $0.4 million and $0.0 million, respectively, of interest expense, $0.2 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.2 million and $0.0 million, respectively, of amortization of discount related to the 8.75% 2024 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022 the average dollar amount of 8.75% 2024 Notes outstanding was $20.0 million and $0.0 million respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $1.1 million and $0.0 million, respectively, of interest expense, $0.5 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.4 million and $0.0 million, respectively, of amortization of discount related to the 8.75% 2024 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022 the average dollar amount of 8.75% 2024 Notes outstanding was $16.7 million and $0.0 million respectively.

8.50% 2028 Notes

On April 14, 2023, the Company issued $50.0 million in aggregate principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes. Net proceeds to the Company were $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note.

As of November 30, 2023, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.0 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.50% 2028 Notes was $0.0 million and $0.0 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, the Company recorded $1.2 million and $0.0 million, respectively, of interest expense and $0.1 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2023 and November 30, 2022 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $0.0 million respectively.

For the nine months ended November 30, 2023 and November 30, 2022, the Company recorded $3.1 million and $0.0 million, respectively, of interest expense and $0.3 million and $0.0 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2023 and November 30, 2022 the average dollar amount of 8.50% 2028 Notes outstanding was $47.8 million and $0.0 million respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2024 (as of November 30, 2023)	$35,000	$1,593	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal yaer 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2024
Fiscal year 2024 (as of November 30, 2023)	$20,000	$1,593	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2024 (as of November 30, 2023)	$12,000	$1,593	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2024 (as of November 30, 2023)	$5,000	$1,593	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2024 (as of November 30, 2023)	$175,000	$1,593	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2024 (as of November 30, 2023)	$75,000	$1,593	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2024 (as of November 30, 2023)	$105,500	$1,593	-	$23.34	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2024 (as of November 30, 2023)	$15,000	$1,593	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2024 (as of November 30, 2023)	$46,000	$1,593	-	$24.93	(15)
Fiscal year 2023 (as of February 28, 2023)	$46,000	$1,659	-	$25.08	(15)
8.125% Notes due 2027
Fiscal year 2024 (as of November 30, 2023)	$60,375	$1,593	-	$24.97	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2024 (as of November 30, 2023)	$57,500	$1,593	-	$25.07	(16)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.

(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2023:

	Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
			($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	205,000	-	-	-	205,000
8.75% 2024 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$811,375	$20,000	$227,000	$359,375	$205,000

Off-Balance Sheet Arrangements

As of November 30, 2023 and February 28, 2023, the Company’s off-balance sheet arrangements consisted of $128.4 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2023 and February 28, 2023 is shown in the table below (dollars in thousands):

	November 30, 2023	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	-
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	-	4,000
Pepper Palace, Inc.	1,898	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$77,696	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,720	$-
ARC Health OpCo LLC	2,585	10,773
Artemis Wax Corp.	-	8,500
Ascend Software, LLC	1,500	3,200
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	-
BQE Software, Inc.	3,250	-
C2 Educational Systems	3,000	-
Davisware, LLC	1,500	-
Exigo, LLC	-	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	244	11,000
GoReact	2,500	2,500
JDXpert	-	1,000
Inspect Point Holding, LLC	1,500	-
Modis Dental Partners OpCo, LLC	7,500	-
Pepper Palace, Inc. - Delayed Draw Term Loan	-	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	-	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	15,319	-
Zollege PBC	575	1,000
	50,735	48,973
Total	$128,431	$108,771

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2023, the Company had cash and cash equivalents and cash and cash equivalents, reserve accounts of $47.0 million and $30.0 million in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee of the board of directors receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended November 30, 2023 and November 30, 2022, the Company incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2023 and November 30, 2022, the Company incurred $0.3 million and $0.3 million for directors’ fees and expenses, respectively. As of November 30, 2023 and February 28, 2023, $0.0 million and $0.01 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2023, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of November 30, 2023, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2023, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan. During the nine months ended November 30, 2023, the Company purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

Public Equity Offering

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

Equity ATM Program

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

As of November 30, 2023, the Company sold 6,042,773 shares for gross proceeds of $158.3 million at an average price of $26.20 for aggregate net proceeds of $156.8 million (net of transaction costs). During the three months ended November 30, 2023, the Company sold 350,000 shares for gross proceeds of $10.0 million at an average price of $28.48 for aggregate net proceeds of $10.0 million (net of transaction costs). During the nine months ended November 30, 2023, the Company sold 1,202,412 shares for gross proceeds of $34.3 million at an average price of $28.54 for aggregate net proceeds of $34.3 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended November 30, 2023, the Manager reimbursed the Company $1.0 million. For the nine months ended November 30, 2023, the Manager reimbursed the Company $3.1 million.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Balance at May 31, 2022	12,031,998	$12,032	$325,433,869	$19,789,910	$345,235,811
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,698,014	7,698,014
Net realized gain (loss) from investments	-	-	-	7,943,838	7,943,838
Realized losses on extinguishment of debt	-	-	-	(1,204,809)	(1,204,809)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(13,258,456)	(13,258,456)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,154)	(230,154)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,369,981)	(6,369,981)
Capital Share Transactions:
Stock dividend distribution	48,590	49	1,088,139	-	1,088,188
Repurchases of common stock	(153,350)	(154)	(3,685,951)	-	(3,686,105)
Repurchase fees	-	-	(3,071)	-	(3,071)
Balance at August 31, 2022	11,927,238	$11,927	$322,832,986	$14,368,362	$337,213,275

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,877,437	9,877,437
Net realized gain (loss) from investments	-	-	-	(740,434)	(740,434)
Income tax (provision) benefit from realized gain on investments	-	-	-	479,318	479,318
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(3,176,208)	(3,176,208)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(425,848)	(425,848)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,433,298)	(6,433,298)
Capital Share Transactions:
Stock dividend distribution	52,312	53	1,150,881	-	1,150,934
Repurchases of common stock	(94,071)	(95)	(2,179,600)	-	(2,179,695)
Repurchase fees	-	-	(1,881)	-	(1,881)
Balance at November 30, 2022	11,885,479	$11,885	$321,802,386	$13,949,329	$335,763,600

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,649,474	9,649,474
Net realized gain (loss) from investments	-	-	-	80,683	80,683
Realized losses on extinguishment of debt	-	-	-	(382,274)	(382,274)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	10,549,981	10,549,981
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(697,380)	(697,380)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,081,306)	(8,081,306)
Capital Share Transactions:
Stock dividend distribution	53,615	55	1,300,405	-	1,300,460
Repurchases of common stock	(48,594)	(49)	(1,224,175)	-	(1,224,224)
Repurchase fees	-	-	(972)	-	(972)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,162	(16,162)	-
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,150
Capital contribution from manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749

Note 12. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and nine months ended November 30, 2023 and November 30, 2022 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Net increase (decrease) in net assets resulting from operations	$(4,056)	$6,014	$3,627	$5,475
Weighted average common shares outstanding	13,052,896	11,893,173	12,355,815	11,989,811
Weighted average earnings (loss) per common share	$(0.31)	$0.51	$0.29	$0.46

Note 13. Dividend

On November 15, 2023, the Company declared a dividend of $0.72 per share payable on December 28, 2023, to common stockholders of record on December 11, 2023. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

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

The following table summarizes dividends declared for the nine months ended November 30, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 15, 2023	December 11, 2023	December 28, 2023	$0.72	8,888
August 14, 2023	September 14, 2023	September 28, 2023	0.71	$9,287
May 22, 2023	June 13, 2023	June 29, 2023	0.70	$8,352
Total dividends declared			$2.13	$26,527

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 15, 2022	December 15, 2022	January 4, 2023	$0.68	$8,081
August 29, 2022	September 14, 2022	September 29, 2022	0.54	6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$1.75	$20,884

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2023 and November 30, 2022:

Per share data	November 30, 2023	November 30, 2022
Net asset value at beginning of period	$29.18	$29.33
Net investment income(1)	3.57	2.13
Net realized and unrealized gain and losses on investments(1)	(3.27)	(1.57)
Realized losses on extinguishment of debt	(0.01)	(0.10)
Net increase in net assets resulting from operations	0.29	0.46
Distributions declared from net investment income	(2.10)	(1.60)
Total distributions to stockholders	(2.10)	(1.60)
Issuance of common stock(2)	(0.30)	-
Capital contribution from manager for the issuance of common stock(14)	0.36	-
Repurchases of common stock(3)	0.03	0.15
Dilution(4)	(0.04)	(0.09)
Net asset value at end of period	$27.42	$28.25
Net assets at end of period	$359,558,749	$335,763,600
Shares outstanding at end of period	13,114,977	11,885,479
Per share market value at end of period	$26.21	$26.37
Total return based on market value(5)(6)	3.62%	2.74%
Total return based on net asset value(5)(7)	2.35%	2.98%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	17.15%	9.90%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	8.09%	7.02%
Ratio of incentive management fees to average net assets(5)	1.37%	0.06%
Ratio of interest and debt financing expenses to average net assets(9)	13.87%	8.97%
Ratio of total expenses and income taxes to average net assets*(8)	23.33%	16.05%
Portfolio turnover rate(5)(10)	1.80%	17.77%
Asset coverage ratio per unit(11)	1,593	1,732
Average market value per unit
Revolving Credit Facility(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2024(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$23.34	$24.20
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$24.93	24.94
8.125% Notes Payable 2027	$24.97	N/A
8.50% Notes Payable 2028	$25.07	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.

(5)	Ratios are not annualized.

(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

(9)	Ratios are annualized.

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)	The Revolving Credit Facility, SBA Debentures, 8.75% Notes Payable 2024, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.

(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

(14)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended November 30, 2023.

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC LP (“SBIC LP”), Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. With all debentures repaid to the SBA, SBIC LP’s license was surrendered on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP.

.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provide $43.75 million and TJHA proves $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on June 15, 2023. As of November 30, 2023 our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured note paid a fixed rate of 10.00% per annum and is due and payable in full on October 20, 2033. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

We have determined that SLF JV is an investment company under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as we and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, FASB ASC Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLF JV.

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of November 30, 2023 and February 28, 2023, the fair value of these Class E Notes were $11.5 million and $11.4 million, respectively.

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

Investment Valuation

We account for investments at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Under ASC 820 we are required to assume that its investments are to be sold or its liabilities are to be transferred at the measurement date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) established a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, we have adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Interest income on our investment in Saratoga CLO is recorded using the effective interest method in accordance with the provisions of FASB ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820) (“ASU 2022-03”), which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.

In March 2020, the FASB issued Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. With the adoption of ASU 2022-06, there was no significant impact to our financial position.

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2023	February 28, 2023
	($ in millions)
Number of investments(1)	137	115
Number of portfolio companies(2)	55	49
Average investment per portfolio company(2)	$19.7	$19.0
Average investment size(1)	$8.1	$8.3
Weighted average maturity(3)	2.6 yrs	2.9 yrs
Number of industries (5)	43	40
Non-performing or delinquent investments (fair value)	$29.2	$9.8
Fixed rate debt (% of interest earning portfolio)(3)	$5.2(0.5)%	$8.2(1.0)%
Fixed rate debt (weighted average current coupon)(3)	15.0%	12.2%
Floating rate debt (% of interest earning portfolio)(3)	$978.5(99.5)%	$817.1(99.0)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	7.5%	7.0%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the three months ended November 30, 2023, we invested $35.6 million in new and existing portfolio companies and had $2.1 million in aggregate amount of exits and repayments resulting in net investments of $33.5 million for the period. During the three months ended November 30, 2022, we invested $87.5 million in new and existing portfolio companies and had $56.9 million in aggregate amount of exits and repayments resulting in net repayments of $30.6 million for the period.

During the nine months ended November 30, 2023, we invested $202.9 million in new and existing portfolio companies and had $19.2 million in aggregate amount of exits and repayments resulting in net investments of $183.7 million for the period. During the nine months ended November 30, 2022, we invested $345.0 million in new and existing portfolio companies and had $162.1 million in aggregate amount of exits and repayments resulting in net repayments of $183.0 million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2023: and February 28, 2023: at fair value was as follows:

	November 30, 2023		February 28, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	86.2%	12.5%	82.1%	12.3%
Second lien term loans	1.3	6.0	1.5	5.3
Unsecured term loans	1.6	10.0	2.1	9.8
Structured finance securities	2.6	10.7	4.3	7.4
Equity interests	8.3	-	10.0	-
Total	100.0%	11.4%	100.0%	10.7%

At November 30, 2023, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $8.9 million and constituted 0.8% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of November 30, 2023 and February 28, 2023, was composed of $643.5 million and $658.0 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of November 30, 2023, we also own $9.0 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2023, $584.9 million or 98.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and four Saratoga CLO portfolio investments were in default with a fair value of $9.8 million. At February 28, 2023, $544.4 million or 89.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2023 and February 28, 2023 was as follows:

Saratoga Investment Corp.

	November 30, 2023		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		($ in thousands)
Green	$972,181	87.3%	$808,791	83.2%
Yellow	24,203	2.2	34,172	3.5
Red	4,981	0.4	-	0.0
N/A(1)	112,674	10.1	129,627	13.3
Total	$1,114,039	100.0%	$972,590	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at November 30, 2023 and February 28, 2023 was as follows:

Saratoga CLO

	November 30, 2023		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		($ in thousands)
Green	$543,304	91.3%	$544,424	89.9%
Yellow	41,612	7.0	40,812	6.7
Red	9,788	1.6	20,718	3.4
N/A(1)	743	0.1	-	0.0
Total	$595,447	100.0%	$605,954	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2023 and February 28, 2023:

Saratoga Investment Corp.

	November 30, 2023		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		($ in thousands)
Healthcare Software	$120,489	11.0%	$119,124	12.2%
IT Services	78,672	7.1	87,167	9.0
HVAC Services and Sales	69,278	6.2	54,450	5.6
Consumer Services	63,972	5.7	63,642	6.6
Real Estate Services	53,128	4.8	53,406	5.5
Healthcare Services	46,423	4.2	26,286	2.7
Education Software	44,945	4.0	44,955	4.6
Hospitality/Hotel	38,178	3.4	37,972	3.9
Mental Healthcare Services	38,080	3.4	16,922	1.7
Education Services	36,679	3.3	34,489	3.5
Health/Fitness Franchisor	32,002	2.9	-	-
Dental Practice Management	31,657	2.8	12,151	1.2
Structured Finance Securities(1)	29,387	2.6	41,363	4.4
Talent Acquisition Software	27,100	2.4	25,999	2.7
Sports Management	26,995	2.4	26,711	2.7
Financial Services	26,109	2.3	26,218	2.7
Investment Fund	25,411	2.3	30,726	3.2
Direct Selling Software	25,124	2.3	25,771	2.7
Architecture & Engineering Software	25,035	2.2	-	-
Association Management Software	23,696	2.1	-	-
Restaurant	22,405	2.0	24,826	2.6
Mentoring Software	21,963	2.0	21,359	2.2
Legal Software	20,777	1.9	20,699	2.1
Marketing Orchestration Software	18,631	1.7	18,715	1.9
Corporate Education Software	17,919	1.6	19,063	2.0
Insurance Software	17,398	1.6	16,761	1.7
Non-profit Services	14,190	1.3	13,095	1.3
Employee Collaboration Software	13,894	1.2	13,052	1.3
Lead Management Software	12,120	1.1	12,090	1.2
Alternative Investment Management Software	10,810	1.0	10,459	1.1
Research Software	10,632	1.0	10,677	1.1
Roofing Contractor Software	10,002	0.9	-	-
Field Service Management	9,939	0.9	9,958	1.0
Fire Inspection Business Software	9,900	0.9	-	0.0
Financial Services Software	9,866	0.9	9,096	0.9
Industrial Products	9,461	0.8	9,608	1.0
Office Supplies	7,023	0.6	6,373	0.7
Specialty Food Retailer	4,981	0.4	-	0.0
Veterinary Services	4,690	0.4	-	-
Cyber Security	2,716	0.2	2,509	0.3
Staffing Services	2,089	0.2	2,079	0.2
Facilities Maintenance	273	0.0	408	0.0
Healthcare Supply	-	0.0	-	-
Specialty Food Retailer	-	0.0	24,411	2.5
Total	$1,114,039	100.0%	$972,590	100.0%

(1)	As of November 30, 2023 and February 28, 2023, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2023 and February 28, 2023:

Saratoga CLO

	November 30, 2023		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
		($ in thousands)
Banking, Finance, Insurance & Real Estate	$114,841	19.3%	$114,570	18.9%
Services: Business	64,096	10.8	65,947	10.9
High Tech Industries	52,504	8.8	52,636	8.7
Healthcare & Pharmaceuticals	38,097	6.4	38,952	6.4
Services: Consumer	29,948	5.0	34,544	5.7
Chemicals, Plastics, & Rubber	29,228	4.9	23,857	3.9
Retail	25,509	4.3	24,049	4.0
Telecommunications	21,961	3.7	22,514	3.7
Media: Advertising, Printing & Publishing	20,977	3.5	20,309	3.4
Hotel, Gaming & Leisure	19,825	3.3	14,315	2.4
Automotive	19,610	3.3	20,410	3.4
Consumer goods: Durable	18,966	3.2	24,887	4.1
Containers, Packaging & Glass	17,901	3.0	18,239	3.0
Construction & Building	14,397	2.4	13,875	2.3
Beverage, Food & Tobacco	14,246	2.4	14,501	2.4
Aerospace & Defense	13,149	2.2	13,688	2.3
Media: Broadcasting & Subscription	10,597	1.8	11,143	1.8
Consumer goods: Non-durable	9,476	1.6	13,734	2.3
Media: Diversified & Production	9,201	1.5	9,279	1.5
Transportation: Cargo	8,885	1.5	8,236	1.4
Utilities: Oil & Gas	7,283	1.2	7,246	1.2
Wholesale	7,257	1.2	8,011	1.3
Capital Equipment	5,695	1.0	8,450	1.4
Transportation: Consumer	4,083	0.7	6,844	1.1
Metals & Mining	3,829	0.6	3,239	0.5
Energy: Oil & Gas	3,138	0.5	2,676	0.4
Forest Products & Paper	2,933	0.5	3,190	0.5
Environmental Industries	2,748	0.5	2,155	0.4
Energy: Electricity	2,724	0.5	2,105	0.3
Utilities: Electric	2,343	0.4	2,353	0.4
Total	$595,447	100.0%	$605,954	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2023 and February 28, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2023		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$308,305	27.7%	$247,192	25.4%
Midwest	246,172	22.1	199,944	20.6
West	219,581	19.7	173,283	17.8
Northeast	143,585	12.9	133,158	13.7
Southwest	122,577	11.0	123,744	12.7
Northwest	-	-	2,509	0.3
Other(1)	73,819	6.6	92,760	9.5
Total	$1,114,039	100.0%	$972,590	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the three and nine months ended November 30, 2023 and November 30, 2022 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	($ in thousands)
Total investment income	$36,340	$26,257	$106,487	$66,789
Total operating expenses	22,174	16,380	62,397	41,238
Net investment income	14,166	9,877	44,090	25,551
Net realized gain (loss) from investments	61	(740)	151	7,366
Income tax (provision) benefit from realized gain on investments	-	479	-	549
Net change in unrealized appreciation (depreciation) on investments	(17,867)	(3,176)	(39,926)	(25,768)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(416)	(426)	(578)	(1,018)
Realized losses on extinguishment of debt	-	-	(110)	(1,205)
Net increase (decrease) in net assets resulting from operations	$(4,056)	$6,014	$3,627	$5,475

Investment income

The composition of our investment income for three and nine months ended November 30, 2023 and November 30, 2022 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	($ in thousands)
Interest from investments	$32,659	$23,517	$94,550	$59,356
Interest from cash and cash equivalents	522	201	1,865	235
Management fee income	820	818	2,454	2,451
Dividend Income	1,811	437	5,284	950
Structuring and advisory fee income	312	553	1,786	2,814
Other income	216	731	548	983
Total investment income	$36,340	$26,257	$106,487	$66,789

For the three months ended November 30, 2023, total investment income increased $10.1 million, or 38.4%, to $36.3 million from $26.3 million for the three months ended November 30, 2022. Interest income from investments increased $9.1 million, or 38.9%, to $32.7 million for the three months ended November 30, 2023 from $23.5 million for the three months ended November 30, 2022. Interest income from investments increased due to the increase of $132.0 million, or 13.4%, in total investments at November 30, 2023 from $982.0 million at November 30, 2022 to $1,114.0 million as of November 30, 2023, combined with the increase in the weighted average current yield on investments to 11.4%, up from 10.4% at November 30, 2022.

For the nine months ended November 30, 2023, total investment income increased $39.7 million, or 59.4%, to $106.5 million from $66.8 million for the nine months ended November 30, 2022. Interest income from investments increased $35.2 million, or 59.3%, to $94.5 million for the nine months ended November 30, 2023 from $59.4 million for the nine months ended November 30, 2022. Interest income from investments increased due to the increase of $132.0 million, or 13.4%, in total investments at November 30, 2023 from $982.0 million at November 30, 2022 to $1,114.0 million as of November 30, 2023, combined with the increase in the weighted average current yield on investments to 11.3%, up from 10.4% at November 30, 2022.

For the three and nine months ended November 30, 2023 and November 30, 2022, total PIK income was $0.6 million and $0.4 million, respectively and $1.9 million and $0.7 million, respectively.

For the three months ended November 30, 2023 and November 30, 2022, interest from cash and cash equivalents was $0.5 million and $0.2 million, respectively. The increase of $0.3 million was due to the fact that cash and cash equivalents were earning close to zero interest during the three months ended November 30, 2022.

For the nine months ended November 30, 2023 and November 30, 2022, interest from cash and cash equivalents was $1.9 million and $0.2 million, respectively. The increase of $1.7 million was due to the fact that cash and cash equivalents were earning close to zero interest during the three months ended November 30, 2022.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended November 30, 2023 and November 30, 2022, total management fee income was $0.8 million and $0.8 million, respectively. For the nine months ended November 30, 2023 and November 30, 2022, total management fee income was $2.5 million and $2.5 million, respectively.

For the three and nine months ended November 30, 2023 and November 30, 2022, total dividend income was $1.8 million and $0.4 million, respectively and $5.3 million and $0.9 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the increase primarily reflects dividend income of $1.3 million received on our membership interest in SLF JV during the three months ended November 30, 2023, and $4.7 million received during the nine months ended November 30, 2023.

For the three and nine months ended November 30, 2023 and November 30, 2022, total structuring and advisory fee income was $0.3 million and $0.6 million, respectively and $1.8 million and $2.8 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and nine months ended November 30, 2023 and November 30, 2022, other income was $0.2 million and $0.7 million, respectively and $0.5 million and $1.0 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2023 and November 30, 2022 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
	($ in thousands)
Interest and debt financing expenses	$12,522	$8,450	$36,629	$23,243
Base management fees	4,857	4,259	14,262	12,165
Incentive management fees expense (benefit)	2,244	1,531	4,828	217
Professional fees	434	559	1,407	1,344
Administrator expenses	1,075	819	2,798	2,342
Insurance	81	89	245	266
Directors fees and expenses	81	80	281	300
General & administrative and other expenses	660	525	1,958	1,492
Income tax expense (benefit)	220	68	(11)	(132)
Total operating expenses	$22,174	$16,380	$62,397	$41,237

For the three months ended November 30, 2023, total operating expenses increased $5.8 million, or 35.4%, compared to the three months ended November 30, 2022. For the nine months ended November 30, 2023, total operating expenses increased $21.2 million, or 51.3%, compared to the nine months ended November 30, 2022.

For the three months ended November 30, 2023, interest and debt financing expenses increased $4.1 million, or 48.2%, compared to the three months ended November 30, 2022. The increase is primarily attributable to an increase of 18.8% in average outstanding debt from $679.0 million for the three months ended November 30, 2022 to $806.8 million for the three months ended November 30, 2023, primarily reflecting (i) the issuance of the 6.00% 2027 Notes, 8.00% 2027 Notes, 7.00% 2025 Notes, and 8.125% 2027 Notes during the year ended February 28, 2023, and (ii) the issuance of the 8.75% 2024 Notes and the 8.50% 2028 Notes during the three months ended May 31, 2023, all of which are now outstanding for the full period this year.

For the nine months ended November 30, 2023, interest and debt financing expenses increased $13.4 million, or 57.6%, compared to the nine months ended November 30, 2022. The increase is primarily attributable to an increase of 67.7% in average outstanding debt from $476.3 million for the nine months ended November 30, 2022 to $798.9 million for the nine months ended November 30, 2023, primarily reflecting (i) the issuance of the 6.00% 2027 Notes, 8.00% 2027 Notes, 7.00% 2025 Notes, and 8.125% 2027 Notes during the year ended February 28, 2023, all of which are now outstanding for the full period this year, and (ii) the issuance of the 8.75% 2024 Notes and the 8.50% 2028 Notes during the nine months ended November 30, 2023.

For the three and nine months ended November 30, 2023 and November 30, 2022, the weighted average interest rate on our outstanding indebtedness was 5.52% and 4.43%, respectively and 5.43% and 5.74%, respectively. The increase in weighted average interest rate was primarily driven by the issuance of higher rate borrowings over the past year, reflecting the increase in base rates in the market.

As of November 30, 2023 and February 28, 2023, the SBA debentures represented 25.3% and 27.7% of overall debt, respectively.

For the three months ended November 30, 2023, base management fees increased $0.6 million, or 14.0%, from $4.3 million to $4.9 million compared to the three months ended November 30, 2022. The increase in base management fees results from the 14.4% increase in the average value of our total assets, less cash and cash equivalents, from $976.1 million for the three months ended November 30, 2022 to $1,108.5 million for the three months ended November 30, 2023. For the nine months ended November 30, 2023, base management fees increased $2.1 million, or 17.2%, from $12.2 million to $14.3 million compared to the nine months ended November 30, 2022. The increase in base management fees results from the 17.6% increase in the average value of our total assets, less cash and cash equivalents, from $922.6 million for the nine months ended November 30, 2022 to $1,082.1 million for the nine months ended November 30, 2023.

For the three months ended November 30, 2023, incentive management fees increased $0.7 million, or 46.5%, compared to the three months ended November 30, 2022. The incentive fee on income increased from $2.3 million to $3.3 million for the three months ended November 30, 2022 and 2023, respectively, reflecting the increase in net investment income during the three months ended November 30, 2023 as compared to the three months ended November 30, 2022. The incentive fee on capital gains decreased from a $(0.8) million benefit for the three months ended November 30, 2022 to a $(1.0) million benefit for the three months ended November 30, 2023, both reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods.

For the nine months ended November 30, 2023, incentive management fees increased $4.6 million, or 2,126.0%, compared to the nine months ended November 30, 2022. The incentive fee on income increased from $4.0 million for the nine months ended November 30, 2022 to $9.8 million for the nine months ended November 30, 2023, reflecting the fact that net investment income increased during this current period, and was above the hurdle during the full nine months ended November 30, 2023. The incentive fee on capital gains decreased from a $(3.7) million benefit for the nine months ended November 30, 2022 to a $(5.0) million benefit for the nine months ended November 30, 2023, both reflecting the incentive fee income on net realized and unrealized depreciation recognized during both these periods.

For the three and nine months ended November 30, 2023, professional fees decreased $0.1 million, or 22.2% and increased $0.1 million, or 4.7%, respectively, compared to the three and nine months ended November 30, 2022.

For the three and nine months ended November 30, 2023, administrator expenses increased $0.3 million, or 31.3% and increased $0.5 million, or 19.5%, respectively, compared to the three and nine months ended November 30, 2022, reflecting the contractual changes to the administrator agreement cap.

For the three and nine months ended November 30, 2023, general and other expenses increased $0.1 million, or 25.7% and increased $0.5 million, or 31.2%, respectively, compared to the three and nine months ended November 30, 2022.

As discussed above, the increase in interest and debt financing expenses for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. During the three months ended November 30, 2023 and November 30, 2022, the average borrowings outstanding under the Encina Credit Facility was $35.0 million and $32.8 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.79% and 7.19%, respectively. For the three months ended November 30, 2023 and November 30, 2022, the average borrowings outstanding of SBA debentures was $200.4 million and $242.7 million, respectively. For the three months ended November 30, 2023 and November 30, 2022, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.25% and 2.86%, respectively.

As discussed above, the increase in interest and debt financing expenses for the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. During the nine months ended November 30, 2023 and November 30, 2022, the average borrowings outstanding under the Encina Credit Facility was $38.9 million and $25.9 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.62% and 6.16%, respectively. For the nine months ended November 30, 2023 and November 30, 2022, the average borrowings outstanding of SBA debentures was $201.7 million and $226.5 million, respectively. For the nine months ended November 30, 2023 and November 30, 2022, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.01% and 2.74%, respectively.

The weighted average dollar amount of our unsecured notes for the three and nine months ended November 30, 2023 and November 30, 2022 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
7.25% 2025 Notes	$—	$—	$—	$18.0
7.75% 2025 Notes	5.0	5.0	5.0	5.0
6.25% 2027 Notes	15.0	15.0	15.0	15.0
4.375% 2026 Notes	175.0	175.0	175.0	175.0
4.35% 2027 Notes	75.0	75.0	75.0	75.0
6.00% 2027 Notes	105.5	105.5	105.5	82.5
7.00% 2025 Notes	12.0	11.0	12.0	3.7
8.00% 2027 Notes	46.0	16.9	46.0	5.6
8.125% 2027 Notes	60.4	—	60.4	—
8.75% 2024 Notes	20.0	—	16.7	—
8.50% 2028 Notes	57.5	—	47.8	—

For the three months ended November 30, 2023 and November 30, 2022, there were income tax expense (benefits) of $0.2 million and $0.07 million, respectively. For the nine months ended November 30, 2023 and November 30, 2022, there were income tax expense (benefits) of ($0.01) million and ($0.1) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended November 30, 2023, we had $2.1 million of sales, repayments, exits or restructurings. For the nine months ended November 30, 2023, we had $19.2 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains.

Nine Months ended November 30, 2023

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
PDDS Buyer, LLC	Equity Interests	$-	$-	$41,350
Censis Technologies, Inc.	Equity Interests	-	-	6,773
GreyHeller LLC	Equity Interests	-	-	42,568
Ohio Medical, LLC	Equity Interests	-	-	60,565

We received escrow payments from the prior sales of our investments in PPDS Buyer, LLC, Censis Technologies, Inc., Ohio Medical, LLC and GreyHeller LLC.

For the three months ended November 30, 2022, the Company had $56.9 million of sales, repayments, exits or restructurings resulting in $0.7 million of net realized losses. For the nine months ended November 30, 2022, the Company had $162.1 million of sales, repayments, exits or restructurings resulting in $7.4 million of net realized gains.

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

Net change in unrealized appreciation (depreciation) on investments

For the nine months ended November 30, 2023, our investments had a net change in unrealized depreciation of $39.9 million versus a net change in unrealized depreciation of $25.7 million for the nine months ended November 30, 2022.

The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2023 were the following (dollars in thousands):

Nine Months ended November 30, 2023

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$35,418	$4,981	$(30,437)	$(20,592)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	25,411	(9,791)	(5,315)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	38,935	35,672	(3,263)	(11,544)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	23,412	8,939	(14,473)	(6,707)
ETU Holdings, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	15,806	13,521	(2,285)	(2,368)
Zollege PBC	First Lien Term Loan & Equity Interests	17,516	14,604	(2,912)	(1,592)
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	1,465	9,461	7,996	1,478
Chronus LLC	First Lien Term Loan & Equity Interests	22,865	21,963	(902)	(1,399)

The $20.6 million of unrealized depreciation in our investment Pepper Palace, Inc. was driven by further declines in company performance.

The $5.3 million of unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the reduction in the carrying value of a defaulted loan in the portfolio, as well as overall market conditions.

The $11.5 million of unrealized depreciation in our investment Netreo Holdings, LLC was driven by increased company leverage and decreased company performance.

The $6.7 million of unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the reduction in the carrying value of certain defaulted loans in the portfolio, as well as overall market conditions.

The $2.4 million of unrealized depreciation in our investment ETU Holdings, Inc. was driven by overall company performance.

The $1.6 million of unrealized depreciation in our investment Zollege PBC was driven by overall company performance.

The $1.5 million of unrealized appreciation in our investment Vector Controls Holding Co., LLC was driven by decreased company leverage and overall company performance.

The $1.4 million of unrealized depreciation in our investment Chronus LLC was driven by overall company performance.

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

The $7.3 million of unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the increase in discount rates and overall market conditions

Changes in net assets resulting from operations

For the three months ended November 30, 2023, we recorded a net decrease in net assets resulting from operations of $4.1 million. Based on 13,052,896 weighted average common shares outstanding as of November 30, 2023, our per share net decrease in net assets resulting from operations was $0.31 for the three months ended November 30, 2023. For the three months ended November 30, 2022, we recorded a net increase in net assets resulting from operations of $6.0 million. Based on 11,893,173 weighted average common shares outstanding as of November 30, 2022, our per share net increase in net assets resulting from operations was $0.51 for the three months ended November 30, 2022.

For the nine months ended November 30, 2023, we recorded a net decrease in net assets resulting from operations of $3.6 million. Based on 12,355,815 weighted average common shares outstanding as of November 30, 2023, our per share net increase in net assets resulting from operations was $0.29 for the nine months ended November 30, 2023. For the nine months ended November 30, 2022, we recorded a net increase in net assets resulting from operations of $5.5 million. Based on 11,989,811 weighted average common shares outstanding as of November 30, 2022, our per share net decrease in net assets resulting from operations was $0.46 for the nine months ended November 30, 2022

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 159.3% as of November 30, 2023 and 165.9% as of February 28, 2023. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Collateral. The Encina Credit Facility is secured by assets of SIF II and pledged to the lender under the credit facility. SIF II is a wholly owned special purpose entity formed for the purpose of entering into the Encina Credit Facility.

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

As of November 30, 2023, we had $35.0 million outstanding borrowings under the Credit Facility and $205.0 million of SBA-guaranteed debentures outstanding (which are discussed below).

SBA-guaranteed debentures

In addition, we, through three wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, our wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. With all its debentures repaid to the SBA, SBIC LP’s license was surrendered on January 3, 2023. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

As of November 30, 2023 SBIC LP had $75.0 million in regulatory capital and $0.0 million in SBA-guaranteed debentures outstanding, SBIC II LP had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $66.7 million in regulatory capital and $30.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

7.25% 2025 Notes

On June 24, 2020, we issued $37.5 million in aggregate principal amount of 7.25% fixed-rate notes due 2025 (the “7.25% 2025 Notes”) for net proceeds of $36.3 million after deducting underwriting commissions of approximately $1.2 million. Offering costs incurred were approximately $0.3 million. On July 6, 2020, the underwriters exercised their option in full to purchase an additional $5.625 million in aggregate principal amount of its 7.25% 2025 Notes. Net proceeds were $5.4 million after deducting underwriting commissions of approximately $0.2 million. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.6 million related to the 7.25% 2025 Notes have been capitalized and were amortized over the term of the 7.25% 2025 Notes.

On July 14, 2022, we redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes. The 7.25% 2025 Notes were listed on the NYSE under the trading symbol of “SAK” and have been delisted following the full redemption on July 14, 2022.

7.75% 2025 Notes

On July 9, 2020, we issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the Notes. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note.

At November 30, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million.

6.25% 2027 Notes

On December 29, 2020, we issued $5.0 million in aggregate principal amount of our 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million.  Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year, beginning February 28, 2021. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

On January 28, 2021, we issued an additional $10.0 million in aggregate principal amount of the Second 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million (the “Additional 6.25% 2027 Notes”). The Additional 6.25% 2027 Notes are treated as a single series with the existing 6.25% 2027 Notes under the indenture and have the same terms as the existing 6.25% 2027 Notes. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.4 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the 6.25% 2027 Notes. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

At November 30, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million.

4.375% 2026 Notes

On March 10, 2021, we issued $50.0 million in aggregate principal amount of the 4.375% fixed-rate notes due in 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026Notes.

On July 15, 2021, we issued an additional $125.0 million in aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commissions of $2.5 million. Offering costs incurred were approximately $0.2 million. The net proceeds from the offering were used to redeem all of the outstanding 6.25% fixed rate notes due 2025, and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes are treated as a single series with the existing 4.375% 2026 Notes under the indenture and have the same terms as the existing 4.375% 2026 Notes.

At November 30, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million.

4.35% 2027 Notes

On January 19, 2022, we issued $75.0 million in aggregate principal amount of our 4.35% fixed-rate Notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year, beginning August 28, 2022. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at our option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the 4.35% 2027 Notes.

At November 30, 2023 the total 4.35% 2027 Notes outstanding was $75.0 million.

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

On August 15, 2022, we issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and have the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional financing costs of $0.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

At November 30, 2023 the total 6.00% 2027 Notes outstanding was $105.5 million.

7.00% 2025 Notes

On September 8, 2022, we issued $12.0 million in aggregate principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting underwriting discounts of approximately $0.4 million. Additional offering costs incurred were approximately $0.05 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.04 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

At November 30, 2023 the total 7.00% 2025 Notes outstanding was $12.0 million.

8.00% 2027 Notes

On October 27, 2022, we issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.1 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.7 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

At November 30, 2023 the total 8.00% 2027 Notes outstanding was $46.0 million.

8.125% 2027 Notes

On December 13, 2022, we issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year, beginning February 28, 2023. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

At November 30, 2023, the total 8.125% 2027 Notes outstanding was $60.4 million.

8.75% 2024 Notes

On March 31, 2023, we issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2024 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, we issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2024 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year.  The 8.75% 2024 Notes mature on March 31, 2024. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and general corporate purposes. Financing costs and discounts of $0.7 million related to the 8.75% 2024 Notes have been capitalized and are being amortized over the term of the 8.75% 2024 Notes.

At November 30, 2023, the total 8.75% 2024 Notes outstanding was $20.0 million.

8.50% 2028 Notes

On April 14, 2023, we issued $50.0 million in aggregate principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes. Net proceeds were $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note.

At November 30, 2023, the total 8.50% 2028 Notes outstanding was $57.5 million.

At November 30, 2023 and February 28, 2023, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2023		February 28, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$21,387	1.9%	$65,746	6.2%
Cash and cash equivalents, reserve accounts	25,640	2.2	30,330	2.8
First lien term loans	959,892	82.7	798,534	74.7
Second lien term loans	14,873	1.3	14,936	1.4
Unsecured term loans	17,619	1.5	41,362	3.9
Structured finance securities	29,387	2.5	20,661	1.9
Equity interests	92,268	7.9	97,097	9.1
Total	$1,161,066	100.0%	$1,068,666	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares that may be repurchased under the Share Repurchase Plan to 1.7 million shares of common stock. As of November 30, 2023, we had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended November 30, 2023, we did not purchase any shares pursuant to the Share Repurchase Plan. During the nine months ended November 30, 2023, we purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

Public Equity Offering

On July 13, 2018, we issued 1,150,000 shares of common stock priced at $25.00 per share (par value $0.001 per share) at an aggregate total of $28.75 million. The net proceeds, after deducting underwriting commissions of $1.15 million and offering costs of approximately $0.2 million, amounted to approximately $27.4 million. We also granted the underwriters a 30-day option to purchase up to an additional 172,500 shares of common stock, which was not exercised.

Equity ATM Program

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

As of November 30, 2023, we sold 6,042,773 shares for gross proceeds of $158.3 million at an average price of $26.20 for aggregate net proceeds of $156.8 million (net of transaction costs). During the three months ended November 30, 2023, we sold 350,000 shares for gross proceeds of $10.0 million at an average price of $28.48 for aggregate net proceeds of $10.0 million (net of transaction costs). During the nine months ended November 30, 2023, we sold 1,202,412 shares for gross proceeds of $34.3 million at an average price of $28.54 for aggregate net proceeds of $34.3 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended November 30, 2023, the Manager reimbursed the Company $1.0 million. For the nine months ended November 30, 2023, the Manager reimbursed the Company $3.1 million.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from November 30, 2023 back to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2024
November 15, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.92
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40

Payment date	Cash Dividend
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 46,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,313 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872.5 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,628 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,197 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,395 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 159.3% as of November 30, 2023 and 165.9% as of February 28, 2023.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended November 30, 2023.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2023:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	205,000	-	-	-	205,000
8.75% 2024 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	-	75,000	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$811,375	$20,000	$227,000	$359,375	$205,000

Off-balance sheet arrangements

As of November 30, 2023 and February 28, 2023, our off-balance sheet arrangements consisted of $128.4 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2023 and February 28, 2023 is shown in the table below (dollars in thousands):

	November 30, 2023	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	-
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	-	4,000
Pepper Palace, Inc.	1,898	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$77,696	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,720	$-
ARC Health OpCo LLC	2,585	10,773
Artemis Wax Corp.	-	8,500
Ascend Software, LLC	1,500	3,200
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	-
BQE Software, Inc.	3,250	-
C2 Educational Systems	3,000	-
Davisware, LLC	1,500	-
Exigo, LLC	-	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	244	11,000
GoReact	2,500	2,500
JDXpert	-	1,000
Inspect Point Holding, LLC	1,500	-
Modis Dental Partners OpCo, LLC	7,500	-
Pepper Palace, Inc. - Delayed Draw Term Loan	-	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	-	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	15,319	-
Zollege PBC	575	1,000
	50,735	48,973
Total	$128,431	$108,771

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2023, we had cash and cash equivalents and cash and cash equivalents, reserve accounts of $47.0 million and $30.0 million in available borrowings under the Encina Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it may consider an additional rate hike in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR. At November 30, 2023, we had $760.4 million of borrowings outstanding. In addition, there were $35.0 million borrowings outstanding under the Encina Credit Facility as of November 30, 2023.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2023 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $10.0 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $10.0 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2023.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Interest	Interest	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	$(10,134)	$350	$(9,784)	$(7,827)	$(0.60)
-50	(5,067)	175	(4,892)	(3,914)	(0.30)
-25	(2,534)	88	(2,446)	(1,957)	(0.16)
25	2,534	(88)	2,446	1,957	0.16
50	5,067	(175)	4,892	3,914	0.30
100	10,134	(350)	9,784	7,827	0.60
200	20,269	(700)	19,569	15,655	1.19
300	30,570	(1,050)	29,520	23,616	1.80
400	40,904	(1,400)	39,504	31,603	2.41

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Except for the risk factor set forth below, there have been no material changes during the nine months ended November 30, 2023 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on July 13, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed January 6, 2021).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed on April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.35% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.15	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.16	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.17	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.18	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.19	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.20	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.21	Form of 7.00% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).

4.22	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.23	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.25	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.15 hereto).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on July 13, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

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

SARATOGA INVESTMENT CORP.

Date: January 9, 2024	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer