Form 10-K
period 2024-02-29
SARATOGA INVESTMENT CORP.
filed 2024-05-06
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2023 was approximately $271.2 million based upon a closing price of $25.85 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 3, 2024 was 13,698,966.

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

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and a rising interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

i

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of interest rate volatility, including the replacement of LIBOR with alternative reference rates, on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

ii

iii

PART I

ITEM 1. BUSINESS

General

We are a specialty finance company that provides customized financing solutions to U.S middle-market businesses. Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We primarily invest in senior and unitranche leveraged loans and mezzanine debt and, to a lesser extent, equity issued by private U.S. middle-market companies, which we define as companies having annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. Our investments generally provide financing for change of ownership transactions, strategic acquisitions, recapitalizations, and growth initiatives in partnership with business owners, management teams and financial sponsors. Our investment activities are externally managed and advised by Saratoga Investment Advisors, LLC, a New York-based investment firm affiliated with Saratoga Partners, a middle-market private equity investment firm.

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

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle-market companies, we may invest up to 30.0% of our portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded, joint ventures and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of Investment Company Act of 1940, as amended (“1940 Act”), which includes private equity funds, to no more than 15% of our net assets.

As of February 29, 2024, we had total assets of $1,191.2 million and investments in 55 portfolio companies, excluding an investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $9.5 million as of February 29, 2024, investments in the Class F-2-R-3 Note of the Saratoga CLO which as of February 29, 2024 had a fair value of $8.9 million, and investments in the Saratoga Senior Loan Fund I JV LLC (“SLF JV”) and its subsidiaries, a joint venture which as of February 29, 2024 had a fair value of $25.2  million. The overall portfolio composition as of February 29, 2024 consisted of 85.7% of first lien term loans, 1.6% of second lien term loans, 1.4% of unsecured loans, 2.7% of structured finance securities and 8.6% of equity interests. As of February 29, 2024, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note was approximately 11.4%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 29, 2024, our total return based on market value was -3.92% and our total return based on net asset value (“NAV”) per share was 4.20%. As of February 28, 2023, our total return based on market value was 10.35% and our total return based on NAV was 9.46%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on NAV is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 29, 2024, approximately 99.4% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 29, 2024, was composed of $640.8 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.”

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with various regulatory requirements, including limitations on our use of debt. We finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, or 150% if we obtain the required approvals from our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”) and/or stockholders. On April 16, 2018, our board of directors, including, a majority of our independent directors, approved of us becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019.

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

In addition, we have had three wholly owned subsidiaries that are each licensed as a small business investment company (“SBIC”) and regulated by the Small Business Administration (“SBA”). On March 28, 2012, our wholly owned subsidiary, Saratoga Investment Corp. SBIC LP (“SBIC LP”), received an SBIC license from the Small Business Administration (the “SBA”). On August 14, 2019, our wholly owned subsidiary, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), also received an SBIC license from the SBA. On September 29, 2022, our wholly owned subsidiary, Saratoga Investment Corp. SBIC III LP (“SBIC III LP” and, together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), also received an SBIC license from the SBA, which provides up to $175.0 million in additional long-term capital in the form of SBA-guaranteed debentures. As a result, Saratoga’s SBA relationship increased from $325.0 million to $350.0 million of committed capital. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. Our wholly owned SBIC Subsidiaries are able to borrow funds from the SBA against the SBIC’s regulatory capital (which generally approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. Following the debentures being fully repaid to the SBA, SBIC LP surrendered its license on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. See “Item 1. Business—Small Business Investment Company Regulations.”

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc., SIA-Vector, Inc. and SIA-VR, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate the Company’s compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. was liquidated following the sale of equity held by each of the portfolio companies and will be dissolved following the end of the entity’s indemnification period.

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally. The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of February 29, 2024, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. For the year ended February 29, 2024, the Company earned $1.8 million of interest income related to SLF JV, which is included in interest income. SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was due and payable in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing. The Company has determined that SLF JV is an investment company under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

Corporate Information

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

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 36, 34, 37 and 27 years of experience in leveraged finance, respectively, and the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, Henri J. Steenkamp, who has 25 years of experience in financial services and leveraged finance. Our Investment Adviser is affiliated with Saratoga Partners, a middle-market private equity investment firm. Saratoga Partners was established in 1984 to be the middle-market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read & Co. Inc. and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 35-year history of private investments in middle-market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, and will remain in effect on a year-to-year basis if approved annually at an in-person meeting of the board of directors, a majority of whom must be independent directors. Most recently, our board of directors approved the renewal of the Management Agreement for an additional one-year term at an in-person meeting held on July 6, 2023. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties.

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

We have also entered into a separate Administration Agreement (the “Administration Agreement”) with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The Administration Agreement has an initial term of two years from its effective date of July 30, 2010, and will remain in effect on a year-to-year basis, subject to annual approval by our board of directors, a majority of whom must be our independent directors. Most recently, on July 6, 2023, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $3.275 million to $4.3 million effective August 1, 2023. Under the Administration Agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the Administration Agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the Administration Agreement.

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 29, 2024, 77.8% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 29, 2024, 19.7% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 49.6% of such investments elected to pay a portion of interest due in PIK. In addition, 99.5% of our debt investments at February 29, 2024, had variable interest rates that reset periodically based on benchmarks such as BSBY, SOFR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

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

Opportunistic Investments

Opportunistic investments may include investments in distressed debt, which may include securities of companies in bankruptcy, debt and equity securities of public companies that are not thinly traded, emerging market debt, structured finance vehicles such as collateralized loan obligation funds and debt of middle-market companies located outside the United States. See Note 4 and Note 5 for more information about Saratoga CLO and SLF JV and SLF 2022.

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

The Saratoga CLO investment period was initially refinanced in October 2013 and its reinvestment period extended to October 2016. On November 15, 2016, we completed a second refinancing of the Saratoga CLO with its reinvestment period extended to October 2018. On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). This refinancing, among other things, extended the non-call period and reinvestment period to January 20, 2020 and January 20, 2021, respectively, and extended its legal final date to January 20, 2030. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. As part of the refinancing of its liabilities, we also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches of the Saratoga CLO at par, with a coupon of LIBOR plus 8.75% and LIBOR plus 10.00%, respectively. We also redeemed our existing $4.5 million aggregate principal amount of the Class F Notes tranche of the Saratoga CLO at par. The Class F-R-2 Notes and Class G-R-2 Notes tranches are the seventh and eighth tranches in the capital structure of Saratoga CLO and are subordinated to the other debt classes of Saratoga CLO, respectively. The Class F-R-2 and Class G-R-2 tranches are senior to the subordinated notes, which is effectively the equity position in Saratoga CLO. As a result, the other tranches of debt in Saratoga CLO rank ahead of the $2.5 million Class F-R-2 tranche and $7.5 million Class G-R-2 tranche and ahead of the aggregate principal amount of our position in the subordinated notes, with respect to priority of payments in the event of a default or a liquidation. We also purchased an aggregate principal amount of $39.5 million of subordinated notes, which is in addition to the $30.0 million of subordinated notes issued in 2013 that were reset with an extended legal final date to January 20, 2030. Following the refinancing, Saratoga Investment Corp. owns 100% of the Class F-R-2, Class G-R-2 and the subordinated notes of the Saratoga CLO. On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO, pursuant to which CLO 2013-1 Warehouse 2 may borrow from time to time up to $20.0 million from the Company in order to provide capital necessary to support warehouse activities. On October 23, 2020, the CLO 2013-1 Warehouse 2 Loan was increased to $25.0 million availability, which was immediately fully drawn. The interest rate was also amended to be based on a pricing grid, starting at an annual rate of 3M USD LIBOR + 4.46%. On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033. A non-call period ending February 2022 was also added. In addition, and as part of the refinancing, the Saratoga CLO has also been upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full. After the current end of the reinvestment period in April 2024, the Company continues to consider refinancing the Saratoga CLO, subject to market conditions. A refinancing transaction entails finding existing and new investors that are willing to provide debt financing to Saratoga CLO which extends the investment period of the CLO on terms that are acceptable to it and in an amount sufficient to allow it to repay all of its existing debt holders. Prior to refinancing Saratoga CLO’s indebtedness after, Saratoga CLO will be required to use investment repayments by portfolio companies received after April 2024 to repay its outstanding indebtedness.

At February 29, 2024, the aggregate fair value of our investments in Saratoga Investment Corp. CLO 2013-1 F-2-R-3 Notes and subordinated notes of the Saratoga CLO was $8.9 million and $9.5 million, respectively.

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

As of February 29, 2024, the Saratoga CLO portfolio consisted of $640.8 million in aggregate principal amount of primarily senior secured first lien term loans. At February 29, 2024, 94.8% of the Saratoga CLO portfolio consisted of such loans to 347 borrowers with an average exposure to each borrower of $1.8 million. The weighted average maturity of the portfolio is 4.07 years. In addition, Saratoga CLO held $12.1 million in cash at February 29, 2024. Our investments in the Saratoga CLO falls into our 30% “bucket” of non-qualifying assets under the 1940 Act and currently has an aggregate cost basis of approximately $32.3 million, which is net of all principal payments made by Saratoga CLO on the Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021.

On October 26, 2021, the Company and TJHA JV I LLC entered into the LLC Agreement to co-manage SLF JV. SLF JV is a joint venture that invests in the debt or equity interests of collateralized loan obligations, loans, notes and other debt instruments. As of February 29, 2024, the Company has membership interests with a fair value of $9.4 million and an unsecured loan with a fair value of $15.8 million in the SLF JV, and an investment in the Class E notes of the SLF JV’s wholly owned CLO (“SLF 2022”) with a fair value of $12.3 million. As of February 29, 2024, the SLF JV has an investment in the subordinated debt of SLF 2022 with a fair value of $30.7 million.

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

Valuation process

We account for our investments at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), as determined in good faith using written policies and procedures adopted by our board of directors. Investments for which market quotations are readily available are recorded in our consolidated financial statements at such market quotations subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as determined in good faith by our board of directors based on input from Saratoga Investment Advisors, our audit committee and an independent valuation firm engaged by our board of directors. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

In order to maintain our tax treatment as a RIC, we generally must, among other things, for each fiscal year, timely distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to a non-deductible 4% U.S. federal excise tax to the extent we do not distribute during the calendar year at least (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2023 calendar year, the Company did not make sufficient distributions such that we did incur the U.S. federal excise tax. We may elect to not distribute a portion of our ordinary income for the 2024 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2024, if any, and, if we do so, we would expect to incur U.S. federal taxes as a result.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under the revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Stockholders receiving such distributions will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result of receiving distributions in the form of our common stock, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock he or she receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

We pay Saratoga Investment Advisors an incentive fee with respect to our pre-incentive fee net investment income in each fiscal quarter as follows:

●	no incentive fee in any fiscal quarter in which our pre-incentive fee net investment income does not exceed the quarterly hurdle rate of 1.875%;

●	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter is payable to Saratoga Investment Advisors;

●	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter. We refer to the amount specified in clause (B) as the “catch-up.” The “catch-up” provision is intended to provide Saratoga Investment Advisors with an incentive fee of 20.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 2.344% in any fiscal quarter. Notwithstanding the foregoing, with respect to any period ending on or prior to December 31, 2010, Saratoga Investment Advisors was only entitled to 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any fiscal quarter without any catch-up provision. These calculations are appropriately pro-rated when such calculations are applicable for any period of less than three months.

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

The Management Agreement with Saratoga Investment Advisors was initially approved for a two year period by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. Following the initial two year period, our board of directors has approved the renewal of the Management Agreement annually for an additional one-year term every year, with the last renewal approved at an in-person meeting on July 6, 2023.

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

We bear all costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our NAV (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Investment Adviser payable to third parties, including agents, consultants or other advisers, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Investment Adviser payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (the “SEC”) and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Administration Agreement

Pursuant to a separate Administration Agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the Administration Agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party. Our board of directors, including a majority of independent directors, will annually review the compensation we pay to the Adviser to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and any proposed allocation of administrative expenses among us and any affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of the administrative services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable funds. Most recently, on July 6, 2023, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $3.275 million to $4.3 million effective August 1, 2023.

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

Business Development Company Regulations

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be independent directors. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election to be regulated as, a BDC, unless approved by “a majority of our outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of such company’s stock present at a meeting if more than 50.0% of the outstanding stock of such company is present and represented by proxy or (ii) more than 50.0% of the outstanding stock of such company.

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

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and the Investment Adviser have designated a chief compliance officer to be responsible for administering these policies and procedures. We expect to be periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.

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

Significant managerial assistance to portfolio companies

A BDC generally must offer to make available to the issuer of the securities in which it invests significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. As a BDC, we must offer, and must provide upon request, managerial assistance to our portfolio companies. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees or those of its investment adviser or administrator, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Pursuant to a separate Administration Agreement, Saratoga Investment Advisors provides such managerial assistance on our behalf to portfolio companies that request this assistance, recognizing that our involvement with each investment will vary based on factors including the size of the company, the nature of our investment, the company’s overall stage of development and our relative position in the capital structure. We may receive fees for these services.

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

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock, senior to our common stock, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance or 150% if certain requirements are met. On April 16, 2018, our board of directors, including a majority of our independent directors, approved of us becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. See “Risk Factors – Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which may increase the risk of investing in the Company.” We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Common stock

We generally are not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act.

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

Compliance with applicable laws

As a BDC, we are periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.

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

The New York Stock Exchange (“NYSE”) Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to the Company.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of our independent directors and, in some cases, the prior approval of the SEC. On December 12, 2023, the SEC granted an exemptive order (collectively, the “Order”) that permits the Company to participate in negotiated co-investment transactions with certain other funds and accounts managed and controlled by Saratoga Investment Advisors or a control affiliate thereof, subject to the satisfaction of certain conditions. Pursuant to the Order, the Company is permitted to co-invest with such affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board’s independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s shareholders and is consistent with its then-current investment objective and strategies. Neither the Company nor its affiliates that are permitted to rely on the Order are obligated to invest or co-invest when investment opportunities are referred to the Company or them.

Small Business Investment Company Regulations

Our wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. Following the debentures being fully repaid to the SBA, SBIC LP surrendered its license on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company.

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

The Company’s wholly owned SBIC Subsidiaries are able to borrow funds from the SBA against each SBIC’s regulatory capital (which generally approximates equity capital in the respective SBIC). The SBIC Subsidiaries are subject to customary regulatory requirements including but not limited to, a periodic examination by the SBA and requirements to maintain certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC Subsidiaries will receive SBA-guaranteed debenture funding, which is subject to SBA approval and continued compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to each SBIC Subsidiaries’ assets over the Company’s stockholders and debtholders in the event that the Company liquidates such SBIC Subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC Subsidiary upon an event of default.

The Company received exemptive relief from the SEC to permit it to exclude the senior securities of the SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the asset coverage requirement under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $350.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

For two or more SBIC’s under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. Our wholly owned SBIC Subsidiaries may borrow funds from the SBA against its respective regulatory capital (which generally approximates equity capital) that is paid in and is subject to customary regulatory requirements, including, but not limited to, an examination by the SBA. The SBIC Subsidiaries have $308.4 million of committed capital on an aggregate basis. SBA regulations currently limit the amount of SBA-guaranteed debentures that an individual SBIC may issue to $175.0 million when it has at least $87.5 million in regulatory capital.

As of February 29, 2024, SBIC LP was dissolved. As of February 29, 2024, we have funded SBIC II LP with an aggregate total of $87.5 million of equity capital and have $175.0 million of SBA-guaranteed debentures outstanding, and we have funded SBIC III LP with an aggregate total of $66.7 million of equity capital and have $39.0 million of SBA-guaranteed debentures outstanding.

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

Risks Related to Our Business and Structure

●	We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

●	We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

●	The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

Risks Related to the Current Environment

●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

●	Inflation may adversely affect the business results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

●	We are currently operating in a period of capital markets disruption and economic uncertainty.

●	Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Risks Related to Our Adviser and Its Affiliates

●	We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, or there is a decline in the value of our portfolio.

●	The way in which the base management and incentive fees under the Management Agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our best interests.

●	Saratoga Investment Advisors’ liability is limited under the Management Agreement and we will indemnify Saratoga Investment Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

●	Our ability to enter into transactions with our affiliates is restricted.

Risks Related to Our Investments

●	A majority of our debt investments are not required to make principal payments until the maturity of such debt securities and are generally riskier than other types of loans.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.

●	Investments in equity securities involve a substantial degree of risk.

Risks Related to Our Common Stock

●	We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

●	Due to the current market conditions, we may defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

●	The market price of our common stock may fluctuate significantly.

●	There is a risk that you may not receive distributions or that our distributions may not grow over time.

Risks Related to Our Notes

●

The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Encina Credit Facility and our Live Oak Credit Facility.

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

As of February 29, 2024, there were $35.0 million outstanding borrowings under the Encina Credit Facility. As of February 29, 2024, we had issued $214.0 million in SBA-guaranteed debentures and our $20.0 million principal amount of 8.75% fixed-rate notes due 2025 (the “8.75% 2025 Notes”), $12.0 million principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”), our $5.0 million principal amount of 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”), our $175.0 million principal amount of 4.375% fixed-rate notes due in 2026 (the “4.375% 2026 Notes”), our $75.0 million principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”), our $105.5 million principal amount of 6.00% fixed-rate notes due in 2027 (the “6.00% 2027 Notes”), our $15.0 million principal amount of 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”) our $46.0 million principal amount of 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”), our $60.375 million principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) and our $57.5 million principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes” and together with the 6.00% 2027 Notes, the 8.00% 2027 Notes, and the 8.125% 2027 Notes, the “Public Notes”). Together, the 8.75% 2025 Notes, 7.00% 2025 Notes, the 7.75% 2025 Notes, the 4.35% 2027 Notes, the 6.00% 2027 Notes, the 6.25% 2027 Notes, the 8.00% 2027 Notes, the 8.125% 2027 Notes, and the 8.50% 2028 Notes are referred to as the “Notes”. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Encina Credit Facility, the Live Oak Credit Facility, or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

As a BDC, we are generally permitted to issue senior securities only in amounts such that our asset coverage ratio equals at least 150% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the senior securities of SBIC II LP’s and SBIC III LP’s under the terms of our SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(net of expenses)

	-10.0%	-5.0%	0%	5%	10%
Assumed Return on Portfolio (Net of Expenses)
Corresponding Return to Common Stockholder (1)	-46%	-30%	-14%	2%	18%

(1)	Assumes $1,148.7 billion in average total assets, $792.8 million in average debt outstanding, $355.3 million in average net assets and an average interest rate of 6.2%. Actual interest payments may be different. The various return scenarios above exclude borrowing costs, which are then separately deducted from the net return to common stockholders calculated based on average debt outstanding and average interest rate.

Substantially all of the assets of SIF II and SIF III are subject to security interests under our Encina Credit Facility and our Live Oak Facility, respectively, and all of each SBIC Subsidiary’s assets are subject to claims of the SBA with respect to SBA-guaranteed debentures we issue and if we default on our obligations thereunder, we may suffer adverse consequences, including the foreclosure on our assets.

Substantially all of the assets of SIF II and SIF III are pledged as collateral under the Encina Credit Facility and the Live Oak Credit Facility, respectively, and all of each SBIC Subsidiary’s assets are subject to a superior claim by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Encina Credit Facility, the Live Oak Credit Facility, or the SBA-guaranteed debentures, Encina Lender Finance, LLC, Live Oak Banking Company, and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

In addition, if Encina Lender Finance, LLC, the lender under the Encina Credit Facility, or the Live Oak Banking Company, the lender under the Live Oak Credit Facility, exercise their right to sell the assets pledged under the Encina Credit Facility or the Live Oak Credit Facility, respectively, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Encina Credit Facility or the Live Oak Credit Facility.

We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. In addition, in response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. An increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

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

LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. Prior to June 30, 2023, LIBOR was typically the reference rate used in floating-rate loans identified by the Investment Adviser.

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

All of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”), or a similarly accepted alternative rate. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

Uncertainty about U.S. Presidential Administration initiatives could negatively impact our business, financial condition and results of operations.

The U.S. government periodically calls for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61, of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attach, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information.

Saratoga Investment Advisors and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware) physical and electronic break-ins or unauthorized tampering, unauthorized access, or system failures and disruptions of our computer systems, networks and date. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, misappropriation of assets, loss of personal information, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance its cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat.

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

Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. Cybersecurity failures or breaches to Saratoga Investment Advisors and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisitions, use, alteration or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences as described above. The Company does not control the cybersecurity measures put in place by such third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed.

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

A cybersecurity incident is considered to be an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a company’s information systems that jeopardizes the confidentiality, integrity, or availability of a company’s information systems or any information residing therein.. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology system of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which may increase the risk of investing in the Company.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, on March 23, 2018, the Small Business Credit Availability Act modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the 1940 Act, we were allowed to increase our leverage capacity once the majority of our independent directors approved an increase in our leverage capacity, with such approval becoming effective after one year. On April 16, 2018, our board of directors, including a majority of our independent directors, approved of our becoming subject to a minimum asset coverage ratio of 150% under the 1940 Act, which became effective on April 16, 2019. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

The agreements governing our Encina Credit Facility and our Live Oak Credit Facility contain various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial covenants.

The agreements governing the Encina Credit Facility and the Live Oak Credit Facility contain customary default provisions such as the termination or departure of certain “key persons” of Saratoga Investment Advisors, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the Encina Credit Facility or the Live Oak Credit Facility would result, among other things, in termination of the availability of further funds under the Encina Credit Facility or the Live Oak Credit Facility and an accelerated maturity date for all amounts outstanding under the Encina Credit Facility or the Live Oak Credit Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Encina Credit Facility or the Live Oak Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Encina Credit Facility or the Live Oak Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

Each loan origination under the respective facility is subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Encina Credit Facility or Live Oak Credit Facility at any particular time or at all.

We will be subject to U.S. federal income tax imposed at corporate rates if we fail to qualify as a RIC.

We have elected to be treated, and intend to maintain our qualification annually as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we are not subject to U.S. federal income tax on our income (including realized gains) that is timely distributed to our stockholders, provided that we satisfy certain source-of-income, annual distribution and asset–diversification requirements. While we are not subject to U.S. federal income tax on the income and gains we timely distribute to our stockholders, our stockholders will be required to include the amounts of such distributions in income and may be subject to U.S. federal income tax on such amounts.

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

The asset-diversification requirements will be satisfied if we diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer, (b) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified” publicly traded partnerships.

Failure to meet these tests may result in our having to (i) dispose of certain investments or (ii) raise additional capital to prevent the loss of our RIC qualification. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we raise additional capital to satisfy the asset- diversification requirements, it could take us time to invest such capital. During this period, we will invest the additional capital in temporary investments, such as cash and cash equivalents, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of investments in leveraged loans and mezzanine debt.

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax at regular corporate rates. The resulting tax liability could substantially reduce our net assets, the amount of income available for distribution to our common stockholders or payment of our outstanding indebtedness including the Notes. Such a failure would have a material adverse effect on our results of operations and financial condition.

Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to minimize U.S. federal income taxes at corporate rates, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income and capital gains, except that we may retain certain net capital gains for investment and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay U.S. federal income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150% as of April 16, 2019. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline.

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

Our wholly owned subsidiaries, SBIC II LP and SBIC III LP, received an SBIC license from the SBA on August 14, 2019 and September 29, 2022, respectively.

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

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and results of operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022, and the ongoing war in the Middle East (see “Terrorist attacks, acts of war, or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition” for more information). Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The U.S. credit markets (in particular for middle-market loans) have experienced the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

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

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, continued increases in interest rates, or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle-market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. We continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We will need to raise additional capital in the future in order to continue to make investments in accordance with our business and investing strategy and to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

We cannot be certain as to the duration or magnitude of the ongoing economic conditions in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle-market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. In consideration of these and related factors, we may downgrade our internal ratings with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early 2025 unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions, including as a result of, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or Saratoga Investment Advisors renders significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or Saratoga Investment Advisors provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

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

Because we have elected to be treated as a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than any security of which we are the issuer) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such person, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors or Investment Adviser or their affiliates. We rely on the Order granted to us, Saratoga Investment Advisors and certain of its affiliates by the SEC that permits us to participate in negotiated co-investment transactions with certain other funds and accounts managed and controlled by Saratoga Investment Advisors or a control affiliate thereof, subject to the satisfaction of certain conditions. These restrictions may limit the scope of investment opportunities that would otherwise be available to us and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

As of February 29, 2024, 77.8% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

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

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 29, 2024, 19.7% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 49.6% of such investments elected to pay a portion of interest due in PIK. As of February 29, 2024, 2.3% of the Company’s interest-only loans are loans that pay contractual PIK interest only.

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

At February 29, 2024, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $9.5 million and constituted 0.8% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 29, 2024, was composed of $640.8 million in aggregate principal amount of primarily senior secured first lien term loans and $12.1 million in uninvested cash. In addition, as of February 29, 2024, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes with a fair value of $8.9 million in the Saratoga CLO, that only rank senior to the subordinated notes. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $640.8 million aggregate principal amount of debt, as of February 29, 2024 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

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

Saratoga CLO has senior loan portfolios that may be concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 29, 2024, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 19.0% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in business service represented approximately 10.8% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

As of February 29, 2024, our investments in the Healthcare Software industry represented approximately 10.6% of the fair value of our portfolio and our investments in the IT Services industry represented approximately 6.9% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Software-as-a-Service industry could materially adversely affect our financial results.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. In addition, our SAAS portfolio companies may incur significant operating losses and negative cash flows during certain times of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Because our SAAS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections. There is often less collateral securing our loans to these companies as compared to our other portfolio companies, which could impair our ability to be repaid if the portfolio companies default on their obligations or otherwise encounter financial difficulties. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SAAS industry encounter financial difficulty and fail to repay their obligations. As of February 29, 2024, our current total investments in SAAS companies were $664.7 million, or 58.4% of total investments.

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

We have in the past, and may in the future, distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. For example, on October 30, 2013, our board of directors declared a dividend of $2.65 per share to shareholders payable in cash or shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we qualify as a publicly offered RIC and we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The value of the shares received by a stockholder is treated as income for U.S. federal income tax purposes. A U.S. stockholder may have income from such a dividend in excess of the amount of cash received, and thus may be required to obtain cash from other sources to pay any applicable U.S. federal income tax. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Due to the current market conditions, we may defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be treated a RIC for U.S. federal income tax purposes as under Subchapter M of the Code. In order to maintain our tax treatment as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long- term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we do not timely distribute to shareholders. In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our net ordinary income for the calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current calendar year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax at corporate rates. Under these spillover dividend procedures, because our taxable year ends on February 28 or 29, we may defer distribution of income earned during the current taxable year until February of the following taxable year. For example, we may defer distributions of income earned during the year ended February 29, 2024 until as late as February 28, 2025. If we choose to carry-over this distribution of income in the form of a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein) it is possible that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. (see “We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” for more information).

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

RISKS RELATED TO OUR NOTES

The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness, including indebtedness under our Encina Credit Facility and our Live Oak Credit Facility.

The Notes are not secured by any of our assets or any of the assets of any of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any existing and future secured indebtedness we or our subsidiaries have outstanding (including our Encina Credit Facility and our Live Oak Credit Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we have granted or subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under our Encina Credit Facility and our Live Oak Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of February 29, 2024, there was $35.0 million outstanding borrowings under the Encina Credit Facility and we had the ability to borrow up to $65.0 million under the Encina Credit Facility, subject to certain conditions. The Encina Credit Facility and the Live Oak Credit Facility is secured by substantially all of the assets of SIF II and SIF III, respectively, wholly owned subsidiaries.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our existing or future indebtedness of our subsidiaries, including the SBA-guaranteed debentures. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes. As of February 29, 2024, we had $214.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the SBA-guaranteed debentures is structurally senior to the Notes.

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

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes is issued do not contain cross-default provisions that are contained in the agreement relating to the Encina Credit Facility and the Live Oak Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels and prices of the Notes.

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

Although each of the 6.00% 2027 Notes, 8.00% 2027 Notes, 8.125% 2027 Notes, and 8.50% 2028 Notes are listed on the NYSE under the symbol “SAT”, “SAJ”, “SAY”, and “SAZ”, respectively, we cannot provide any assurances that an active trading market will develop or be maintained for the Public Notes or that the Public Notes will be able to be sold. At various times, the Public Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the Public Notes, or that the Public Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the Public Notes may be harmed. At the same time, the trading market for the Public Notes may also be very volatile, and many of the risk factors related to our common stock and outlined above in “Risks Related to Our Common Stock” could also be applicable to the Public Notes.

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

Any default under the agreements governing our indebtedness, including a default under the Encina Credit Facility or the Live Oak Credit Facility, indenture governing each of the Notes or other indebtedness to which we may be a party that is not waived by the required lenders or the holders, and the remedies sought by the lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness (including the Encina Credit Facility, the Live Oak Credit Facility and the Notes). In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Encina Credit Facility, the Live Oak Credit Facility, or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the Notes, which could further limit our ability to repay our debt, including the Notes.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Encina Credit Facility, the Live Oak Credit Facility, or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes, the Encina Credit Facility, and the Live Oak Credit Facility, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may, in the future, need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Encina Credit Facility or the Live Oak Credit Facility, the holders of the respective Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Encina Credit Facility, the Live Oak Credit Facility, the Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or the holders thereof. If this occurs, we would be in default under the Encina Credit Facility, the Live Oak Credit Facility, the Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company’s cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The Company relies on Saratoga Investment Advisors to implement the cybersecurity program. The cyber risk management program involves risk assessments relating to the information systems of Saratoga Investment Advisors, incident response training and testing, implementation of security measures, identification of sensitive information assets (“Critical Information”) and ongoing monitoring of systems and networks and assessment of the associated risks on an annual basis, including networks on which the Company relies on. The Chief Compliance Officer, along with the Company’s external information technology consultant (the “IT Consultant”), actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. The Company and Saratoga Investment Advisors have engaged external experts, including consultants, such as the IT Consultant, to evaluate cybersecurity measures and risk management processes, and depends on and engages various third parties, including suppliers, vendors, and service providers. The compliance team of the Company and Saratoga Investment Advisors will conduct ongoing due diligence of its significant service providers to determine whether the cybersecurity programs of service providers include, among other things, procedures and safeguards designed to ensure the protection of Critical Information and the information of the Company’s stockholders and portfolio companies, as well as adequate responses in the case of a cybersecurity incident.

Board Oversight of Cybersecurity Risks

The Board has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to the Company’s risk management, including risks associated with cybersecurity threats. The Chief Compliance Officer will periodically report to the Board on cybersecurity matters, such as the overall state of the Company’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and material cybersecurity incidents.

Management's Role in Cybersecurity Risk Management

The Company’s management is responsible for assessing and managing material risks from cybersecurity threats, in consultations with cybersecurity consultants. The compliance team of the Company will maintain effective disclosure controls and procedures to ensure timely identification, consideration, and disclosure of material cybersecurity incidents, including through timely reporting to management and the Board. The Chief Compliance Officer, in consultation with the IT Consultant, will periodically determine whether the Company requires additional information technology or cybersecurity support.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes has materially affected, or are reasonably likely to materially affect, the Company, including the Company’s business strategy, operational results, and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock is traded on the NYSE under the symbol “SAR.” The following table lists the high and low closing sale price for our common stock, and the closing sale price as a percentage of NAV for each fiscal quarter during the last two most recently completed fiscal years and any subsequent interim period.

			Price Range		Percentage of High Closing Sales Price as a Premium (Discount)	Percentage of Low Closing Sales Price as a Premium (Discount)
	NAV(1)		High	Low	to NAV(2)	to NAV(2)
Fiscal Year Ending February 28, 2025
First Quarter through May 1, 2024	$	*	$24.09	$22.52	*	*.
Fiscal Year Ended February 29, 2024
First Quarter		$28.48	$28.10	$22.82	(1.3)%	(19.9)%
Second Quarter		$28.44	$28.64	$25.70	0.7%	(9.6)%
Third Quarter		$27.42	$26.60	$23.05	(3.0)%	(15.9)%
Fourth Quarter		$27.12	$26.73	$22.77	(1.4)%	(16.0)%
Fiscal Year Ended February 28, 2023
First Quarter		$28.69	$28.31	$24.98	(1.3)%	(12.9)%
Second Quarter		$28.27	$26.95	$22.70	(4.7)%	(19.7)%
Third Quarter		$28.25	$27.16	$20.36	(3.9)%	(27.9)%
Fourth Quarter		$29.18	$27.77	$25.02	(4.8)%	(14.3)%

*	Net asset value has not yet been calculated for this period.

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices.

(2)	Calculated as the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.

Shares of BDCs may trade at a market price that is less than the NAV of those shares. The possibilities that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. The last reported closing sale price of our common stock on May 3, 2024 was $23.57 per share, which represents a discount of approximately 13.1% to the NAV of $27.12 as of February 29, 2024.

Summarized Financial Highlights

The following table summarizes ten years of financial highlights:

	For the year ended
Per share data	February 29, 2024	February 28, 2023	February 28, 2022	February 28, 2021	February 29, 2020
Net asset value at beginning of period	$29.18	$29.33	$27.25	$27.13	$23.62
Net investment income(1)	4.49	2.94	1.74	2.07	1.59
Net realized and unrealized gains (losses) on investments(1)	(3.77)	(0.75)	2.46	(0.74)	4.56
Realized losses on extinguishment of debt*	(0.01)	(0.13)	(0.21)	(0.01)	(0.17)
Net increase in net assets resulting from operations	0.71	2.06	3.99	1.32	5.98
Distributions declared from net investment income	(2.82)	(2.28)	(1.93)	(1.23)	(2.21)
Total distributions to stockholders	(2.82)	(2.28)	(1.93)	(1.23)	(2.21)
Issuance of common stock at net asset value (2)	(0.40)	-	-	-	-
Capital contribution from manager for the issuance of common stock (8)	0.48	-	-	-	-
Repurchases of common stock(3)	0.03	0.17	0.01	0.13	-
Dilution(4)	(0.06)	(0.10)	-	(0.10)	(0.26)
Net asset value at end of period	$27.12	$29.18	$29.33	$27.25	$27.13

Per share market value at end of period	$23.61	$27.55	$27.47	$23.08	$22.91
Total return based on market value(5)	-3.92%	10.35%	28.19%	7.63%	9.28%
Total return based on net asset value(5)(6)	4.20%	9.46%	15.88%	7.31%	26.22%
Shares outstanding at end of period	13,653,476	11,890,500	12,131,350	11,161,416	11,217,545

Ratio/Supplemental data:
Net assets at end of period	370,224,108	346,958,042	355,780,523	304,185,770	304,286,853
Ratio of total expenses to average net assets*	24.70%	18.91%	16.09%	13.11%	18.34%
Ratio of net investment income to average net assets*	16.01%	10.23%	6.05%	7.77%	6.31%
Portfolio turnover rate(7)	2.80%	24.05%	33.59%	25.26%	36.82%

	For the year ended
Per share data	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015
Net asset value at beginning of period	$22.96	$21.97	$22.06	$22.70	$21.08
Adoption of ASC 606	(0.01)	-	-	-	-
Net asset value at beginning of period, as adjusted	22.95	21.97	22.06	22.70	21.08
Net investment income(1)	2.60	2.11	1.94	1.91	1.80
Net realized and unrealized gains (losses) on investments(1)	0.03	0.82	0.30	0.18	0.24
Realized losses on extinguishment of debt*	-	-	(0.26)	-	-
Net increase in net assets resulting from operations	2.63	2.93	2.24	2.09	2.04
Distributions declared from net investment income	(2.06)	(1.90)	(1.93)	(2.36)	(0.40)
Total distributions to stockholders	(2.06)	(1.90)	(1.93)	(2.36)	(0.40)
Issuance of common stock above net asset value(2)	0.15	-	-	-	-
Repurchases of common stock(3)	-	-	-	-	-
Dilution(4)	(0.05)	(0.04)	(0.14)	(0.37)	(0.02)
Net asset value at end of period	$23.62	$22.96	$21.97	$22.06	$22.70

Per share market value at end of period	$23.04	$21.86	$22.74	$14.22	$15.76
Total return based on market value(5)	16.11%	5.28%	80.83%	4.27%	1.63%
Total return based on net asset value(5)(6)	13.33%	14.45%	12.62%	11.10%	10.09%
Shares outstanding at end of period	7,657,156	6,257,029	5,794,600	5,672,227	5,401,899

Ratio/Supplemental data:
Net assets at end of period	180,875,187	143,691,367	127,294,777	125,149,875	122,598,742
Ratio of total expenses to average net assets*	19.12%	19.05%	17.27%	15.46%	14.85%
Ratio of net investment income to average net assets*	11.22%	9.37%	8.71%	8.52%	8.11%
Portfolio turnover rate(7)	35.26%	19.73%	43.76%	26.22%	31.28%

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV per share of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(8)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, which, most recently, was increased to 1.7 million shares of common stock. Most recently, on January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As shown in the table below, as of February 29, 2024, the Company purchased an aggregate of 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended February 29, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan. During the year ended February 29, 2024, the Company purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	-	$-	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 29, 2020	-	-	218,491	381,509
March 1, 2020 through February 28, 2021	190,321	$18.96	408,812	891,188
March 1, 2021 through February 28, 2022	99,623	$25.55	508,435	791,565
March 1, 2022 through February 28, 2023	438,192	$24.70	946,627	353,373
March 1, 2023 through February 29, 2024	88,576	$24.36	1,035,203	664,797
Total	1,035,203	$22.05

Holders

As of May 3, 2024, there were 11 holders of record of our common stock.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index, for the period from March 23, 2007, the date our common stock began trading, through February 29, 2024. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Outstanding Securities and Debt

The following table shows our outstanding classes of securities and debt as of February 29, 2024.

(a) Title of Class	(b) Amount Authorized	(c) Amount Held by us or for Our Account	(d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Securities:
Common Stock	100,000,000	11,890,500	$88,109,500
Debt:
Encina credit facility	$65,000,000	$35,000,000	$49,965,000
SBA Debentures	$325,000,000	$214,000,000	$47,000,000
7.00% 2025 Notes	$12,000,000	$12,000,000	$-
7.75% 2025 Notes	$5,000,000	$5,000,000	$-
8.75% 2025 Notes	$20,000,000	$20,000,000	$-
4.375% 2026 Notes	$175,000,000	$175,000,000	$-
4.35% 2027 Notes	$75,000,000	$75,000,000	$-
6.00% 2027 Notes	$105,500,000	$105,500,000	$-
6.25% 2027 Notes	$15,000,000	$15,000,000	$-
8.00% 2027 Notes	$46,000,000	$46,000,000	$-
8.125% 2027 Notes	$60,375,000	$60,375,000	$-
8.50% 2028 Notes	$57,500,000	$57,500,000	$-

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load paid	-	%(1)
Offering expenses borne by us	-	%(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses paid	-%
Annual estimated expenses (as a percentage of average net assets attributable to common stock):
Base management fees	5.4	%(4)
Incentive fees payable under the Management Agreement	2.3	%(5)
Interest payments on borrowed funds	13.8	%(6)
Other expenses	3.2	%(7)
Total annual expenses	24.7	%(8)

(1)	In the event that the shares of common stock are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.

(3)	The expenses associated with the administration of our dividend reinvestment plan are included in “Other expenses.” The participants in the dividend reinvestment plan will pay a pro rata share of brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the dividend reinvestment plan.

(4)	Our base management fee under the Management Agreement with Saratoga Investment Advisors is based on our gross assets, which is defined as our total assets, including those acquired using borrowings for investment purposes, but excluding cash and cash equivalents. See “Investment Advisory and Management Agreement” in Part I, Item 1 of this Annual Report. The fact that our base management fee is payable based upon our gross assets, rather than our net assets (i.e., total assets after deduction of any liabilities, including borrowings) means that our base management fee as a percentage of net assets attributable to common stock will increase when we utilize leverage.

(5)	The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued by us during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the Management Agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. See “Investment Advisory and Management Agreement.”

(6)	We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The 13.8% figure in the table includes all expected borrowing costs that we expect to incur over the next twelve months in connection with Encina Credit Facility. The costs associated with our outstanding borrowings are indirectly borne by our stockholders. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. In addition, all of the commitment fees, interest expense, amortized financing costs of our Credit Facility, SBA debentures and the 7.00% 2025 Notes, 7.75% 2025 Notes, 4.375% 2026 Notes, the 4.35% 2027 Notes, 6.00% 2027 Notes, the 6.25% 2027 Notes, the 8.00% 2027 Notes, the 8.125% 2027 Notes, and the 8.50% 2028 Notes, and the fees and expenses of issuing and servicing any other borrowings or leverage that we expect to incur during the next twelve months are included in the table and expense example presentation below. On April 16, 2018, our board of directors, including a majority of our independent directors, approved the Company becoming subject to a minimum asset coverage ratio of 150%, which became effective on April 16, 2019. See “Business Development Company Regulations” in Part I, Item 1 of this Annual Report and “Risk Factors—Risks Related to Our Business and Structure—Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which may increase the risk of investing in the Company” in Part I, Item 1A of this Annual Report.

(7)	“Other expenses” are based on estimated amounts for the current fiscal year and include our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Saratoga Investment Advisors in performing its obligations under the administration agreement. See “Administration Agreement.”

(8)	This figure includes all of the fees and expenses of our wholly owned subsidiaries, Saratoga Investment Corp SBIC LP, Saratoga Investment Corp SBIC II LP, Saratoga Investment Corp SBIC III LP, Saratoga Investment Funding LLC and Saratoga Investment Funding II LLC, except SLF JV. As SLF JV is structured as a private joint venture, with control and management shared equally between us and TJHA, no management fees are paid by SLF JV. Furthermore, this table reflects all of the fees and expenses borne by us with respect to our investment in Saratoga CLO.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical $1,000 investment in our common stock, assuming an asset coverage ratio of 161.1% (the Company’s actual asset coverage as of February 29, 2024) and total annual expenses of 24.7% of net assets attributable to common stock as set forth in the fees and expenses table above, and (x) a 5.0% annual return resulting entirely from net realized capital gains (none of which is subject to the incentive fee) and (y) a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to the incentive fee based on capital gains). Transaction expenses are included in the following example. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including cost of debt, if any, and other expenses) may be greater or less than those shown.

	1 Year	3 Years	5 years	10 years
Assuming a 5% annual return on portfolio resulting entirely from net realized capital gains (none of which is subject to the capital gains incentive fee)(1)	$253	$798	$1,399	$3,184
Assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to incentive fee based on capital gains)(2)	$263	$830	$1,454	$3,310

(1)	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.

(2)	Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and therefore subject to the incentive fee based on capital gains. Because our investment strategy involves investments that generate primarily current income, we believe that a 5% annual return resulting entirely from net realized capital gains is unlikely.

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

Sales of unregistered securities

All sales of unregistered securities during the year ended February 29, 2024 were reported in a Form 8-K or Quarterly Report on Form 10-Q filed with the SEC.

Issuer purchases of equity securities

During the year ended February 29, 2024, February 28, 2023 and February 28, 2022, we purchased 88,576, 438,192 and 99,623 shares, respectfully of our common stock in the open market.

The following table summarizes the purchased common stock on a month to month basis for the year ended February 29, 2024:

Period	Quantity
March 1, 2023 through March 31, 2023	60,000
April 1, 2023 through April 30, 2023	15,000
May 1, 2023 through May 31, 2023	13,576
June 1, 2023 through June 30, 2023	-
July 1, 2023 through July 31, 2023	-
August 1, 2023 through August 31, 2023	-
September 1, 2023 through September 30, 2023	-
October 1, 2023 through October 31, 2023	-
November 1, 2023 through November 30, 2023	-
December 1, 2023 through December 31, 2023	-
January 1, 2024 through January 31, 2024	-
February 1, 2024 through February 29, 2024	-
Total	88,576

ITEM 6. - Reserved

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	interest rate volatility, including the replacement of LIBOR with alternate reference rates and the high interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

OVERVIEW

We are a Maryland corporation that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of our net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provides $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of February 29, 2024, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 29, 2024, and February 28, 2023, the Company’s investment in the unsecured note of SLF JV had a fair value of $15.8 million and $17.6 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $9.4 million and $13.1 million, respectively.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of February 29, 2024 and February 28, 2023, the fair value of these Class E Notes were $12.3 million and $11.4 million, respectively.

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

Investment Valuation

We account for investments at fair value in accordance with the FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Under ASC 820 we are required to assume that its investments are to be sold or its liabilities are to be transferred at the balance sheet date in the principal market to independent market participants, or in the absence of a principal market, in the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors, the audit committee of our board of directors and a third party independent valuation firm. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which we determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, we has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030, and added a non-call period of January 2020. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal amount to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of 3M USD LIBOR plus 8.75% and 3M USD LIBOR plus 10.00%, respectively. As part of this refinancing, we also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par and the $20.0 million CLO 2013-1 Warehouse Loan was repaid.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”) and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Manager for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Manager payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Manager payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (the “SEC”) and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820) (“ASU 2022-03”), which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.

In March 2020, the FASB issued Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. With the adoption of ASU 2022-06, there was no significant impact to our consolidated financial position.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.

Portfolio and investment activity

Investment Portfolio Overview

	February 29, 2024	February 28, 2023	February 28, 2022
	($ in millions)
Number of investments(1)	139	115	94
Number of portfolio companies(2)	55	49	45
Average investment per portfolio company(2)	$20.1	$19.0	$17.3
Average investment size(1)	$8.1	$8.3	$8.4
Weighted average maturity(3)	2.5 yrs	2.9 yrs	2.9 yrs
Number of industries(5)	43	40	38
Non-performing or delinquent investments (fair value)	$18.9	$9.8	$-
Fixed rate debt (% of interest earning portfolio)(3)	$5.5(0.5)%	$8.2(1.0)%	$16.9(2.5)%
Fixed rate debt (weighted average current coupon)(3)	15.0%	12.2%	10.0%
Floating rate debt (% of interest earning portfolio)(3)	$997.9(99.5)%	$817.1(99.0)%	$671.2(97.5)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	7.5%	7.0%	7.1%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	At February 29, 2024, excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022. At February 28, 2023, excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022. At February 28, 2022, excludes our investment in the subordinated notes of Saratoga CLO, Class F-2-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.

(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the fiscal year ended February 29, 2024, we invested $246.1 million in new and existing portfolio companies and had $30.3 million in aggregate amount of exits and repayments resulting in net investments of $215.8 million for the year.

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

Portfolio Composition

Our portfolio composition at February 29, 2024, February 28, 2023 and February 28, 2022 at fair value was as follows:

	February 29, 2024		February 28, 2023		February 28, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	85.7%	12.6%	82.1%	12.3%	77.3%	8.3%
Second lien term loans	1.6	5.1	1.5	5.3	5.4	11.1
Unsecured loans	1.4	11.1	2.1	9.8	1.9	9.7
Structured finance securities	2.7	10.3	4.3	7.4	4.7	10.5
Equity interests	8.6	-	10.0	-	10.7	-
Total	100.0%	11.4%	100.0%	10.7%	100.0%	7.7%

At February 29, 2024, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $9.5 million and constituted 0.8% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 29, 2024 and February 28, 2023, was composed of $640.8 million and $658.0 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 29, 2024, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 29, 2024, $603.0 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two of the Saratoga CLO portfolio investments were in default with a fair value of $0.3 million. At February 28, 2023, $544.4 million or 89.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $2.8 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 29, 2024 and February 28, 2023 was as follows:

Saratoga Investment Corp.

	February 29, 2024		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$1,000,298	87.8%	$808,791	83.2%
Yellow	12,643	1.1	34,172	3.5
Red	6,273	0.6	-	0.0
N/A(1)	119,580	10.5	129,627	13.3
Total	$1,138,794	100.0%	$972,590	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $2.2 million as of February 28, 2023 to $9.5 million as of February 29, 2024 was primarily related to the non-accrual of interest income related to our investments in Knowland Group, Pepper Palace and Zollege.

The CMR distribution of Saratoga CLO investments at February 29, 2024 and February 28, 2023 was as follows:

Saratoga CLO

	February 29, 2024		February 28, 2023
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$560,384	92.2%	$544,424	89.9%
Yellow	42,580	7.0	40,812	6.7
Red	3,568	0.6	20,718	3.4
N/A(1)	1,020	0.2	0	0.0
Total	$607,552	100.0%	$605,954	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 29, 2024 and February 28, 2023:

Saratoga Investment Corp.

	February 29, 2024		February 28, 2023
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$120,500	10.8%	$119,124	12.2%
IT Services	78,422	6.9	87,167	9.0
Consumer Services	64,689	5.7	63,642	6.6
HVAC Services and Sales	59,208	5.2	54,450	5.6
Real Estate Services	52,350	4.6	53,406	5.5
Healthcare Services	51,094	4.5	26,286	2.7
Education Software	45,579	4.0	44,955	4.6
Hospitality/Hotel	41,447	3.6	37,972	3.9
Dental Practice Management	40,235	3.5	1,000	0.1
Mental Healthcare Services	37,377	3.3	16,922	1.7
Health/Fitness Franchisor	32,032	2.8	-	0.0
Structured Finance Securities(1)	30,626	2.7	41,363	4.4
Sports Management	27,000	2.4	26,711	2.7
Talent Acquisition Software	26,896	2.4	25,999	2.7
Financial Services	26,276	2.3	26,218	2.7
Research Software	26,255	2.3	10,677	1.1
Education Services	25,819	2.3	34,489	3.5
Architecture & Engineering Software	25,247	2.2	-	0.0
Investment Fund	25,222	2.2	30,726	3.2
Association Management Software	24,089	2.1	-	0.0
Direct Selling Software	24,073	2.1	25,771	2.7
Restaurant	22,580	2.0	24,826	2.6
Mentoring Software	22,069	1.9	21,359	2.2
Legal Software	20,709	1.8	20,699	2.1
Insurance Software	19,821	1.7	16,761	1.7
Roofing Contractor Software	19,014	1.7	-	0.0
Marketing Orchestration Software	18,420	1.6	18,715	1.9
Corporate Education Software	18,026	1.6	15,254	1.6
Non-profit Services	16,267	1.4	13,095	1.3
Employee Collaboration Software	14,150	1.2	13,052	1.3
Lead Management Software	12,120	1.1	12,090	1.2
Alternative Investment Management Software	10,779	0.9	10,459	1.1
Field Service Management	10,708	0.9	9,958	1.0
Financial Services Software	9,916	0.9	9,096	0.9
Fire Inspection Business Software	9,916	0.9	-	0.0
Industrial Products	9,095	0.8	9,608	1.0
Office Supplies	7,181	0.6	6,373	0.7
Veterinary Services	4,753	0.4	-	0.0
Staffing Services	3,288	0.3	2,079	0.2
Cyber Security	2,826	0.2	2,509	0.3
Specialty Food Retailer	2,489	0.2	-	0.0
Facilities Maintenance	231	0.0	408	0.0
Specialty Food Retailer	-	0.0	24,411	2.5
Dental Practice Management	-	0.0	11,151	1.1
Corporate Education Software	-	0.0	3,809	0.4
Healthcare Supply	-	0.0	-	0.0
Total	$1,138,794	100.0%	$972,590	100.0%

(1)	As of February 29, 2024, comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022. As of February 28, 2023, comprised of our investment in the subordinated notes and Class F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 29, 2024 and February 28, 2023:

Saratoga CLO

	February 29, 2024		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$116,253	19.0%	$114,570	18.9%
Services: Business	65,524	10.8	65,947	10.9
High Tech Industries	50,996	8.4	52,636	8.7
Healthcare & Pharmaceuticals	40,453	6.7	38,952	6.4
Services: Consumer	30,433	5.0	34,544	5.7
Chemicals, Plastics, & Rubber	30,219	5.0	23,857	3.9
Retail	26,339	4.3	24,049	4.0
Telecommunications	22,718	3.7	22,514	3.7
Media: Advertising, Printing & Publishing	20,265	3.3	20,309	3.4
Hotel, Gaming & Leisure	20,217	3.3	14,315	2.4
Automotive	20,007	3.3	20,410	3.4
Consumer goods: Durable	17,555	2.9	24,887	4.1
Containers, Packaging & Glass	17,138	2.8	18,239	3.0
Construction & Building	16,663	2.7	13,875	2.3
Beverage, Food & Tobacco	13,150	2.2	14,501	2.4
Aerospace & Defense	13,068	2.2	13,688	2.3
Media: Broadcasting & Subscription	10,778	1.8	11,143	1.8
Consumer goods: Non-durable	10,698	1.8	13,734	2.3
Media: Diversified & Production	10,390	1.7	9,279	1.5
Transportation: Cargo	8,890	1.5	8,236	1.4
Utilities: Oil & Gas	8,046	1.3	7,246	1.2
Wholesale	7,255	1.2	8,011	1.3
Capital Equipment	5,694	0.9	8,450	1.4
Transportation: Consumer	4,720	0.8	6,844	1.1
Metals & Mining	4,256	0.7	3,239	0.5
Energy: Oil & Gas	4,024	0.7	2,676	0.4
Forest Products & Paper	3,592	0.6	3,190	0.5
Environmental Industries	3,120	0.5	2,155	0.4
Energy: Electricity	2,855	0.5	2,105	0.3
Utilities: Electric	2,234	0.4	2,353	0.4
Total	$607,550	100.0%	$605,954	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 29, 2024 and February 28, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 29, 2024		February 28, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Southeast	$308,590	27.1%	$247,192	25.4%
Midwest	264,966	23.3	199,944	20.6
West	233,791	20.5	173,283	17.8
Northeast	144,562	12.7	133,158	13.7
Southwest	111,911	9.8	123,744	12.7
Other(1)	74,974	6.6	92,760	9.5
Northwest	-	-	2,509	0.3
Total	$1,138,794	100.0%	$972,590	100.0%

(1)	As of February 29, 2024, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV, and the Class E Note tranche of the SLF 2022 and foreign investments. As of February 28, 2023, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV, and the Class E Note tranche of the SLF 2022 and foreign investments.

Results of operations

Operating results for the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022 were as follows:

	For the Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
	($ in thousands)
Total investment income	$143,720	$99,104	$70,740
Total operating expenses	86,846	63,903	50,797
Net investment income	56,874	35,201	19,943
Net realized gains (losses) from investments	154	7,446	13,398
Income tax (provision) benefit from realized gain on investments	-	549	(2,886)
Net change in unrealized appreciation (depreciation) on investments	(47,091)	(15,218)	17,020
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(893)	(1,715)	695
Loss on extinguishment of debt*	(110)	(1,587)	(2,434)
Net increase in net assets resulting from operations	$8,934	$24,676	$45,735

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Investment income

The composition of our investment income for the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022 were as follows:

	For the Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
	($ in thousands)
Interest from investments	$127,785	$85,217	$58,502
Interest from cash and cash equivalents	2,512	1,368	4
Management fee income	3,270	3,270	3,263
Incentive fee income	-	-	-
Dividend Income*	6,533	2,720	1,926
Structuring and advisory fee income	2,150	3,585	4,308
Other income*	1,470	2,944	2,739
Total investment income	$143,720	$99,104	$70,740

*	Certain prior period amounts have been reclassified to conform to current period presentation.

For the fiscal year ended February 29, 2024, total investment income increased $44.6 million, or 45.0%, to $143.7 million for the fiscal year ended February 29, 2024 compared to $99.1 million for the fiscal year ended February 28, 2023. Interest income from investments increased $42.6 million, or 50.0%, to $127.8 million for the year ended February 29, 2024 from $85.2 million for the fiscal year ended February 28, 2023. The increase in interest income for the fiscal year ended February 29, 2024 is primarily attributable to an increase of 17.1% in total investments to $1,138.8 million from $972.6 million in the prior period, as well as the increase in the weighted average current yield on investments of 11.4% compared to 10.7% in the prior period.

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

For the fiscal year ended February 29, 2024 and February 28, 2023, total PIK income was $2.5 million and $1.2 million, respectively. This increase was due to investment growth and amended terms of debt securities that elected to pay a portion of their interest in PIK.

For the fiscal year ended February 28, 2023 and February 28, 2022, total PIK income was $1.2 million and $1.5 million, respectively. This decrease was primarily due to the repayment of debt securities that elected to pay a portion of their interest in PIK.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the years ended February 29, 2024, 2023 and 2022, total management fee income was $3.3 million, $3.3 million and $3.3 million, respectively.

For the fiscal year ended February 29, 2024, February 28, 2023 and February 28, 2022, total dividend income was $6.5 million, $2.7 million and $1.9 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the increase primarily reflects $5.9 million of dividend income received on the SLF JV.

For the fiscal year ended February 29, 2024, February 28, 2023 and February 28, 2022, total structuring and advisory fee income was $2.1 million, $3.6 million and $4.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments, with the changes year-over-year primarily reflecting the increased or decreased originations during the period.

For the fiscal year ended February 29, 2024, February 28, 2023 and February 28, 2022, other income was $1.5 million, $2.9 million and $2.7 million, respectively. Other income primarily includes prepayment, amendment and redemption fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 were as follows:

	For the Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
	($ in thousands)
Interest and debt financing expenses	$49,180	$33,499	$19,880
Base management fees	19,212	16,424	11,902
Incentive management fees	8,025	5,057	11,794
Professional fees	1,767	1,812	1,378
Administrator expenses	3,873	3,160	2,906
Insurance	322	347	349
Directors fees and expenses	351	360	336
General and administrative and other expenses	2,243	2,329	1,662
Income tax expense (benefit)	43	(153)	(40)
Excise tax expense (benefit)	1,830	1,068	630
Total operating expenses	$86,846	$63,903	$50,797

For the year ended February 29, 2024, total operating expenses increased $22.9 million, or 35.9%, to $86.8 million compared to $63.9 million for the year ended February 28, 2023. For the year ended February 28, 2023, total operating expenses increased $13.1 million, or 25.8%, to $63.9 compared to $50.8 million for the year ended February 28, 2022.

For the year ended February 29, 2024, interest and debt financing expenses increased $15.7 million, or 46.8% compared to the year ended February 28, 2023. The increase is attributable to both the total average outstanding debt increasing from $663.0 million for the year ended February 28, 2023 to $798.9 million for the year ended February 29, 2024, as well as the weighted average interest rate on our outstanding indebtedness increasing from 4.48% to 5.46% for the same periods. The increase in total average outstanding debt and the weighted average interest rate was primarily due to the issuance during the year ended February 29, 2024 of the higher-cost 8.75% 2025 Notes and 8.50% 2028 Notes. At February 29, 2024 and February 28, 2023, the lower-cost SBA debentures represented 26.1% and 27.7% of overall debt, respectively.

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

For the year ended February 29, 2024, base management fees increased $2.8 million, or 17.0% compared to the fiscal year ended February 28, 2023. The increase in base management fees is due to the 17.0% increase in the average value of our total assets, less cash and cash equivalents, from $938.5 million as of February 28, 2023 to $1,097.8 million as of February 29, 2024.

For the year ended February 28, 2023, base management fees increased $4.5 million, or 38.0% compared to the fiscal year ended February 28, 2022. The increase in base management fees is due to the 38.0% increase in the average value of our total assets, less cash and cash equivalents, from $680.1 million as of February 28, 2022 to $938.5 million as of February 28, 2023.

For the year ended February 29, 2024, incentive fees increased $3.0 million, or 58.7% compared to the fiscal year ended February 28, 2023. The incentive fee on income increased this year from $6.8 million for the year ended February 28, 2023 to $13.0 million for the year ended February 29, 2024, reflecting the increased operating performance of our debt investments during this period. The incentive fees on capital gains decreased from ($1.8) million benefit for the fiscal year ended February 28, 2023 to ($8.3) million benefit for the fiscal year ended February 29, 2024, both reflecting the incentive fee income and expense on net unrealized appreciation and depreciation recognized during both these periods.

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

For the year ended February 29, 2024, professional fees decreased $0.05 million, or 2.5% compared to the fiscal year ended February 28, 2023. This decrease primarily reflects the benefit of scale and optimization of costs and vendors across accounting, legal and consulting fees across the Company.

For the year ended February 28, 2023, professional fees increased $0.4 million, or 31.5% compared to the fiscal year ended February 28, 2022. This increase primarily reflects growth across accounting, legal and consulting fees in connection with an increase in our assets and legal entities, as well as the increased rates across vendors in the current inflation environment.

For the year ended February 29, 2024, administrator expenses increased $0.7 million, or 22.5% compared to the fiscal year ended February 28, 2023, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $3.275 million last year to $ 4.3 million, effective August 1, 2023.

For the year ended February 28, 2023, administrator expenses increased $0.3 million, or 8.7% compared to the fiscal year ended February 28, 2022, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $3.0 million to 3.275 million, effective August 1, 2022.

For the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022, the average borrowings outstanding under the Credit Facilities was approximately $37.9 million, $26.3 million and $8.7 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facilities was 9.66%, 6.72% and 5.22%, respectively.

For the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022, the average borrowings outstanding of SBA debentures was $202.5 million, $230.0 million and $180.4 million, respectively. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.08%, 2.78% and 2.60%, respectively.

The weighted average dollar amount of our unsecured notes for the fiscal years ended February 29, 2024 and February 28, 2023 were as follows:

	Fiscal Year Ended
(in millions)	February 29, 2024	February 28, 2023
7.25% 2025 Notes	$-	$13.6
7.75% 2025 Notes	5.0	5.0
6.25% 2027 Notes	15.0	15.0
4.375% 2026 Notes	175.0	175.0
4.35% 2027 Notes	75.0	75.0
6.00% 2027 Notes	105.5	88.2
7.00% 2025 Notes	12.0	5.7
8.00% 2027 Notes	46.0	15.6
8.125% 2027 Notes	60.4	13.2
8.75% 2025 Notes	17.5	-
8.50% 2028 Notes	50.2	-

For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we recognized income tax expense (benefit) of $0.04 million, ($0.15) million and ($0.04) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

For the year ended February 29, 2024, we accrued excise taxes of $1.8 million on undistributed taxable income as of December 31, 2023. For the year ended February 28, 2023, we accrued excise taxes of $1.1 million on undistributed taxable income as of December 31, 2022.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 29, 2024, we had $30.3 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains. The most significant realized gains and losses during the year ended February 29, 2024 were as follows (dollars in thousands):

Fiscal year ended February 29, 2024

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
PDDS Buyer, LLC	Equity Interests	$-	$-	$41,350
Censis Technologies, Inc.	Equity Interests	-	-	6,773
GreyHeller LLC	Equity Interests	-	-	42,568
Ohio Medical, LLC	Equity Interests	-	-	60,565
Targus Holdings, Inc	Equity Interests	-	-	2,327

We received escrow payments from the prior sales of our investments in PPDS Buyer, LLC, Censis Technologies, Inc., Ohio Medical, LLC, GreyHeller LLC and Targus Holdings, Inc.

For the fiscal year ended February 28, 2023, we had $222.2 million of sales, repayments, exits or restructurings resulting in $7.4 million of net realized loss. The most significant realized gains and losses during the year ended February 28, 2023 were as follows (dollars in thousands):

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

We received escrow payments from the prior sales of our investments in Censis Technologies, Inc., Texas Teachers of Tomorrow, LLC and V Rental Holdings LLC.

For the fiscal year ended February 28, 2022, we had $226.9 million of sales, repayments, exits or restructurings resulting in $13.4 million of net realized loss. The most significant realized gains and losses during the year ended February 28, 2022 were as follows (dollars in thousands):

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

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 29, 2024, our investments had a net change in unrealized depreciation of $47.1 million compared to a net change in unrealized depreciation of $15.2 million for the year ended February 28, 2023. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 29, 2024, were the following (dollars in thousands):

Fiscal year ended February 29, 2024

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$35,438	$2,489	$(32,949)	$(23,104)
Zollege PBC	First Lien Term Loan & Equity Interests	17,949	3,784	(14,165)	(12,845)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	39,225	35,422	(3,803)	(12,083)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	25,222	(9,980)	(5,504)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	22,002	9,501	(12,501)	(4,734)
Knowland Group, LLC	Second Lien Term Loan	15,879	12,643	(3,236)	2,882
ETU Holdings, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	16,034	13,600	(2,434)	(2,518)
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	924	9,095	8,171	1,653
Chronus LLC	First Lien Term Loan & Equity Interests	22,875	22,069	(806)	(1,304)
Avionte Holdings, LLC	Equity Interests	100	3,288	3,188	1,209
Buildout, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	53,666	52,350	(1,316)	(1,167)

The $23.1 million net change in unrealized depreciation in our investment in Pepper Palace, Inc. was driven by further declines in company performance during the year ended February 29, 2024.

The $12.8 million net change in unrealized depreciation in our investment in Zollege PBC was driven by further declines in company performance during the year ended February 29, 2024.

The $12.1 million net change in unrealized depreciation in our investment in Netreo Holdings, LLC was driven by increased company leverage and declines in company performance.

The $5.5 million net change in unrealized depreciation in our investment in Saratoga Senior Loan Fund I JV, LLC was primarily driven by overall market conditions.

The $4.7 million net change in unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by overall market conditions as well as the mark-down of specific investments.

The $2.9 million net change in unrealized appreciation in our investment in Knowland Group, LLC was driven by overall improved company performance and valuation.

The $2.5 million net change in unrealized depreciation in our investment in ETU Holdings, Inc. was driven by declining company performance.

The $1.7 million net change in unrealized appreciation in our investment in Vector Controls Holding Co., LLC was driven by overall company performance.

The $1.3 million net change in unrealized depreciation in our investment in Chronus LLC was driven by overall company performance.

The $1.2 million net change in unrealized appreciation in our investment in Avionte Holdings, Inc. was driven by overall company performance.

The $1.2 million net change in unrealized depreciation in our investment in Buildout, Inc. was driven by overall company performance.

For the year ended February 28, 2023, our investments had a net change in unrealized depreciation of $15.2 million compared to a net change in unrealized appreciation of $17.0 million for the year ended February 28, 2022. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2023, were the following (dollars in thousands):

Fiscal year ended February 28, 2023

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$34,256	$24,411	$(9,845)	$(9,327)
Artemis Wax Corp.	First Lien Term Loan & Equity Interests	60,059	63,642	3,583	1,460
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	3,090	9,608	6,518	3,099
Axero Holdings, LLC	First Lien Term Loan & Equity Interests	10,551	13,052	2,500	1,952
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	3,969	8,941	4,972	1,309
Zollege PBC	First Lien Term Loan & Equity Interests	16,652	15,333	(1,319)	(1,185)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	35,887	44,167	8,280	(2,363)
PDDS Buyer, LLC	First Lien Term Loan & Equity Interests	-	-	-	(5,094)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	28,944	21,177	(7,767)	(4,149)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	30,726	(4,476)	(3,368)

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

Changes in net assets resulting from operations

For the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022, we recorded a net increase in net assets resulting from operations of $8.9 million, $24.7 million and $45.7 million, respectively. Based on 12,670,939 weighted average common shares outstanding as of February 29, 2024, our per share net increase in net assets resulting from operations was $0.71 for the fiscal year ended February 29, 2024. This compares to a per share net increase in net assets resulting from operations of $2.06 for the fiscal year ended February 28, 2023 (based on 11,963,533 weighted average common shares outstanding as of February 28, 2023), and a per share net increase in net assets resulting from operations of $3.99 for the fiscal year ended February 28, 2022 (based on 11,456,631 weighted average common shares outstanding as of February 28, 2022).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle-market companies, interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, the Encina Credit Facility and the Live Oak Credit Facility, our continued access to the SBA debentures future borrowings and future offerings of debt and equity securities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 161.1% as of February 29, 2024 and 165.9% as of February 28, 2023. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Encina Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Encina Lender Finance, LLC on October 4, 2021 (the “Encina Credit Facility”).

Commitment. We entered into the Credit and Security Agreement (the “Encina Credit Agreement”) relating to the Encina Credit Facility in the initial facility amount of $50.0 million (the “Facility Amount”).

Availability. We can draw up to the lesser of (i) the Facility Amount and (ii) the Borrowing Base. The Borrowing Base is an amount equal to (i) the difference of (A) the product of the applicable advance rate which varies from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Encina Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Encina Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments we have under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset we held as of the date on which the Encina Credit Facility was closed was valued as of that date and each loan asset that we acquires after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

Interest Rate and Fees. Under the Encina Credit Facility, funds were borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 0.75%, plus an applicable margin of 4.00%. The Encina Credit Agreement includes benchmark replacement provisions which permit the Administrative Agent and the borrower to select a replacement rate upon the unavailability of LIBOR. In addition, we pay the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Encina Credit Facility for the duration of the term of the Encina Credit Facility. Accrued interest and commitment fees are payable monthly in arrears. We were also obligated to pay certain other fees to the lenders in connection with the closing of the Encina Credit Facility.

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

Covenants; Representations and Warranties; Events of Default. The Encina Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Encina Credit Agreement does not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Encina Credit Agreement include, among other things, the following:

o	our failure to maintain an Interest Coverage Ratio of less than 175%;

o	our failure to maintain an Overcollateralization Ratio of less than 200%;

o	the filing of certain ERISA or tax liens on our assets or the Equity holder;

o	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

o	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed to replace such key person within 30 days;

o	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed within 30 days.

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

On January 27, 2023, we entered into the first amendment to the Encina Credit Agreement to, among other things:

●	increase the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	change the underlying benchmark used to compute interest under the Encina Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increase the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extend the revolving period from October 4, 2024 to January 27, 2026;

●	extend the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to the Encina Facility Increase from $75.0 million to $150.0 million;

●	revised the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●	amended the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Encina Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

As of February 29, 2024, we had $35.0 million outstanding borrowings under the Credit Facility and $214.0 million of SBA-guaranteed debentures outstanding (which are discussed below). As of February 28, 2023, we had $32.5 million outstanding borrowings under the Credit Facility and $202.0 million of SBA-guaranteed debentures outstanding. Our borrowing base under the Credit Facility at February 29, 2024 and February 28, 2023 was $65.0 million and $65.0 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 161.1% as of February 29, 2024 and 165.9% as of February 28, 2023.

SBA-guaranteed debentures

In addition, we, through three wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, our wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Following the debentures being fully repaid to the SBA, SBIC LP surrendered its license on January 3, 2023, and SBIC LP subsequently merged with and into the Company.

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

As of February 29, 2024, SBIC LP had $0.0 million in regulatory capital and $0.0 million SBA-guaranteed debentures outstanding. SBIC II LP had $87.5 million in regulatory capital and $175.0 million SBA-guaranteed debentures outstanding. SBIC III LP had $66.7 million in regulatory capital and $39.0 million SBA-guaranteed debentures outstanding.

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

At February 29, 2024, the total 7.25% 2025 Notes outstanding was $0.0 million.

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

At February 29, 2024, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

On January 28, 2021, we issued an additional $10.0 million in aggregate principal amount of the 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million (the “Additional 6.25% 2027 Notes”). The Additional 6.25% 2027 Notes are treated as a single series with the existing 6.25% 2027 Notes under the indenture and have the same terms as the existing 6.25% 2027 Notes. Offering costs incurred were approximately $0.1 million. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on January 28, 2027 and commencing January 28, 2023, may be redeemed in whole or in part at any time or from time to time at our option on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.4 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the 6.25% 2027 Notes. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note.

At February 29, 2024, the total 6.25% 2025 Notes outstanding was $15.0 million.

4.375% 2026 Notes

On March 10, 2021, we issued $50.0 million in aggregate principal amount of the 4.375% fixed rate notes due 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.2 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

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

At February 29, 2024 the total 4.375% Notes outstanding was $175.0 million.

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

At February 29, 2024 the total 4.35% Notes outstanding was $75.0 million.

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

At February 29, 2024 the total 6.00% 2027 Notes outstanding was $105.5 million.

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

At February 29, 2024 the total 7.00% 2025 Notes outstanding was $12.0 million.

8.00% 2027 Notes

On October 27, 2022, we issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.1 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes. Net proceeds were $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.73 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

 At February 29, 2024 the total 8.00% 2027 Notes outstanding was $46.0 million.

8.125% 2027 Notes

On December 13, 2022, we issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

At February 29, 2024, the total 8.125% 2027 Notes outstanding was $60.4 million.

8.75% 2025 Notes

On March 31, 2023, we issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2025 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, we issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year.  On February 2, 2024, pursuant to the terms of the indenture governing the 8.75% 2025 Notes, we elected to exercise our option to extend the maturity date of the 8.75% 2025 Notes from March 31, 2024 to March 31, 2025. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and general corporate purposes. Financing costs and discounts of $0.7 million related to the 8.75% 2025 Notes have been capitalized and are being amortized over the term of the 8.75% 2025 Notes.

At February 29, 2024, the total 8.75% 2025 Notes outstanding was $20.0 million.

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

At February 29, 2024, the total 8.50% 2028 Notes outstanding was $57.5 million.

At February 29, 2024 and February 28, 2023, the fair value of total cash and cash equivalents, cash and cash equivalents in reserve accounts and total investments by major category are as follows:

	February 29, 2024		February 28, 2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$8,693	0.8%	$65,746	6.2%
Cash and cash equivalents, reserve accounts	31,814	2.7	30,330	2.8
First lien term loans	976,423	82.8	798,534	74.7
Second lien term loans	18,097	1.5	14,936	1.4
Structured finance securities	30,626	2.6	41,362	3.9
Unsecured loan	15,818	1.3	20,661	1.9
Equity interests	97,830	8.3	97,097	9.1
Total	$1,179,301	100.0%	$1,068,666	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 9, 2023, our board of directors extended the Share Repurchase Plan for another year to January 15, 2024, increasing the number of shares that may be repurchased under the Share Repurchase Plan to 1.7 million shares of common stock. As of February 29, 2024, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended February 29, 2024 we did not purchased shares of common stock pursuant to the Share Repurchase Plan. During the year ended February 29, 2024 we purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

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

As of February 29, 2024 we sold 6,543,878 shares for gross proceeds of $172.5 million at an average price of $26.37 for aggregate net proceeds of $171.0 million (net of transaction costs). During the three months ended February 29, 2024, we sold 501,105 shares for gross proceeds of $14.3 million at an average price of $28.44 for aggregate net proceeds of $14.3 million (net of transaction costs). During the year ended February 29, 2024, we sold 1,703,517 shares for gross proceeds of $49.0 million at an average price of $28.51 for aggregate net proceeds of $49.0 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended February 29, 2024, the Manager reimbursed the Company $1.4 million. For the year ended February 29, 2024, the Manager reimbursed the Company $4.5 million.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions for the tax years ended February 29, 2024 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2025
March 28, 2024	$0.73	(45)
	$0.73
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Subsequent Events

Live Oak Facility

On March 27, 2024, we and our wholly owned special purpose subsidiary, Saratoga Investment Funding III LLC (“SIF III”), entered into a credit and security agreement (the “Live Oak Credit Agreement”), by and among SIF III, as borrower, us, as collateral manager and equity holder, the lenders from time to time parties thereto, Live Oak Banking Company (“Live Oak”), as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator, relating to a special purpose vehicle financing credit facility (the “Live Oak Credit Facility”).

The Live Oak Credit Facility provides for borrowings in U.S. dollars in an aggregate amount of up to $50.0 million. During the first two years following the closing date, SIF III may request one or more increases in the commitment amount from $50.0 million to an amount not to exceed $150.0 million, subject to certain terms and conditions and a customary fee. The terms of the Live Oak Credit Agreement require a minimum drawn amount of $12.5 million at all times during the period ending March 27, 2025 and, thereafter, the greater of: (i) $25.0 million and (ii) 50% of the facility amount in effect at such time. The Live Oak Credit Facility matures on March 27, 2027. Advances are available during the term of the Live Oak Credit Facility and must be repaid in full at maturity. SIF III may request an extension of the maturity date by an additional one year, subject to the agreement of the lenders and an extension fee.

Advances under the Live Oak Credit Facility are subject to a borrowing base calculation, and the Live Oak Credit Facility has various eligibility criteria for loans to be included in the borrowing base. Advances under the Live Oak Credit Facility bear interest at a floating rate per annum equal to Adjusted Term SOFR plus an applicable margin between 3.50% and 4.25% based on the Live Oak Credit Facility’s utilization. The Live Oak Credit Agreement also provides for an unused fee of 0.50% on the unused commitments. SIF III’s obligations to the lenders under the Live Oak Credit Facility are secured by a first priority security interest in substantially all of SIF III’s assets. In addition, SIF III’s obligations to the lenders under the Live Oak Credit Facility are secured by a pledge by us of our equity interests in SIF III, which is evidenced by the equity pledge agreement, dated as of March 27, 2024, by and between us, as pledgor, and Live Oak, as collateral agent for the benefit of the secured parties.

In connection with the Live Oak Credit Agreement, we entered into a loan sale and contribution agreement with SIF III, dated as of March 27, 2024, by and between us, as seller, and SIF III, as purchaser, pursuant to which we will sell or contribute certain loans held by us to SIF III to be used to support the borrowing base under the Live Oak Credit Facility. The Live Oak Credit Facility permits loan proceeds and excess cash in SIF III’s collection accounts to be distributed to us at any time based on three business days advance notice, subject to compliance with various conditions, including the absence of a default or event of default, the absence of an over-advance against the borrowing base and the absence of a violation of the financial covenants.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 29, 2024:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	-	20,000	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$820,375	$-	$322,000	$284,375	$214,000

Off-balance sheet arrangements

At February 29, 2024 and February 28, 2023, our off-balance sheet arrangements consisted of $132.4 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 29, 2024 and February 28, 2023 is shown in the table below (dollars in thousands):

	February 29, 2024	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	-
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	-	4,000
Pepper Palace, Inc.	1,898	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$77,696	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$6,500	$-
ARC Health OpCo LLC	2,585	10,773
Artemis Wax Corp.	-	8,500
Ascend Software, LLC	-	3,200
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	-
BQE Software, Inc.	3,250	-
C2 Educational Systems	3,000	-
Davisware, LLC	750	-
Exigo, LLC	-	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	-	11,000
GoReact	2,500	2,500
Granite Comfort, LP	11,637	-
JDXpert	-	1,000
Inspect Point Holding, LLC	1,500	-
Pepper Palace, Inc. - Delayed Draw Term Loan	-	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	-	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	15,319	-
Zollege PBC	150	1,000
	54,733	48,973
Total	$132,429	$108,771

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of February 29, 2024, we had cash and cash equivalents of $8.7 million and $31.8 million in available borrowings under the Encina Credit Facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SUTHERLAND TO UPDATE

Our business activities contain elements of market risk. We consider the fluctuation in interest rates to be our principal market risk. Managing this risk is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor this risk and thresholds by means of administrative and information technology systems and other policies and processes.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. Since March 2022, the Federal Reserve has been rapidly raising interest rates in response to ongoing inflation concerns. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR.

At February 29, 2024, we had $785.4 million of borrowings outstanding. There were $35.0 million borrowings outstanding under the Encina Credit Facility as of February 29, 2024. As of February 29, 2024, on a fair value basis, approximately 0.5% of our debt investments bear interest at a fixed-rate and approximately 99.5% of our debt investments bear interest at a floating rate. As of February 29, 2024, 0% of our floating rate debt investments are subject to interest rate floors.  Additionally, the Encina Credit Facility also is subject to a floating interest rate and is currently paid based on floating Term SOFR rate.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 29, 2024 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $10.4 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $10.4 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 29, 2024.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Investment	Investment	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	$(10,431)	$350	$(10,081)	$(8,065)	$(0.59)
-50	(5,215)	175	(5,040)	(4,032)	(0.30)
-25	(2,608)	88	(2,520)	(2,016)	(0.15)
25	2,608	(88)	2,520	2,016	0.15
50	5,215	(175)	5,040	4,032	0.30
100	10,431	(350)	10,081	8,065	0.59
200	20,862	(700)	20,162	16,130	1.18
300	31,448	(1,050)	30,398	24,318	1.78
400	42,079	(1,400)	40,679	32,543	2.38

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2024.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

a)	None.

b)	During the fiscal quarter ended February 29, 2024, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE PLEASE HAVE ROCHELLE REVIEW THIS SECTION

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	64	Chairman of the Board, Chief Executive Officer and President	2010	2024
Henri J. Steenkamp	48	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2020	2026
Independent Directors
Steven M. Looney	74	Director	2007	2025
Charles S. Whitman III	82	Director	2007	2025
G. Cabell Williams	70	Director	2007	2026

Christian L. Oberbeck— Mr. Oberbeck has over 37 years of experience in leveraged finance, including acquisition financing, distressed investing, and private equity, and has been involved in originating, structuring, negotiating, consummating, managing, operating, and monitoring minority and control investments in a broad array of businesses. Mr. Oberbeck is the Founder and Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and has served as the Chairman of the Board, Chief Executive Officer, and President of the Company since 2010. Mr. Oberbeck is also the Managing Partner of Saratoga Partners, a middle-market private equity investment firm. Prior to assuming full management responsibility for Saratoga Partners in 2008, Mr. Oberbeck had co-managed Saratoga Partners since 1995. Mr. Oberbeck joined Dillon Read and Saratoga Partners from Castle Harlan, Inc., a corporate buyout firm which he had joined at its founding in 1987 and was a Managing Director, leading successful investments in manufacturing and financial services companies. Prior to that, he worked in the Corporate Development Group of Arthur Young and in corporate finance at Blyth Eastman Paine Webber. Mr. Oberbeck has been a director of numerous middle-market companies. Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

Steven M. Looney — Mr. Looney has served as member of our Board since 2007. Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a strategic advisory firm specializing in change management and revenue enhancement for middle-market enterprises, and is a CPA and an attorney. Mr. Looney has served as a consultant and director to numerous companies in the healthcare, manufacturing and services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney is a trustee of Excellent Education for Everyone, a nonprofit organization and founder of its affiliate, TradePrep and a director of ICG Loan Funding Ltd., a manager of and investor in collateralized loan portfolios in Europe and the United States. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. He began his career at the SEC. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co., as Chief Financial and Administrative Officer of WH Industries and as General Counsel and Chief Compliance Officer of A.G. Becker-Warburg Paribas Becker, as well as his financial, accounting and legal expertise.

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

Henri J. Steenkamp— Mr. Steenkamp has served as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of the Company, the Company’s investment adviser, Saratoga Investment Advisors, since 2014. Mr. Steenkamp has also served as a director of the Company since 2020. Mr. Steenkamp has served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013. Before joining MF Global, Mr. Steenkamp spent eight years with PricewaterhouseCoopers (“PwC”), including four years in Transaction Services in its New York office, managing a variety of capital-raising transactions on a global basis. His focus was also on the SEC registration and public company filing process, including technical accounting. He spent four years with PwC in South Africa, where he served as an auditor primarily for SEC registrants and assisted South African companies as they went public in the United States Mr. Steenkamp is a chartered accountant and holds an honors degree in Finance. Mr. Steenkamp’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended February 29, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: Christian L. Oberbeck filed late a Form 4 with respect to one transaction in our shares during the reporting period.

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

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors of that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 29, 2024:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$-	$-
Henri J. Steenkamp(1)	-	-
Independent Directors
Steven M. Looney	$102,500	$102,500
Charles S. Whitman III	96,000	96,000
G. Cabell Williams	96,000	96,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year ended February 29, 2024 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 3, 2024, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 13,698,966 shares of common stock outstanding as of May 3, 2024. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,520,712	(1)	11.1%
Henri J. Steenkamp	28,459		*
Independent Directors
Steven M. Looney	4,258		*
Charles S. Whitman III	4,518		*
G. Cabell Williams	88,773		*
All Directors as a Group	1,646,720		12.0%
Owners of 5% or more of our common stock
Elizabeth Oberbeck(2)	549,183		4.0%
Thomas V. Inglesby	352,236		2.6%
Michael J. Grisius	167,216		1.2%

*	Less than 1.0%

Mr. Oberbeck, Mr. Grisius and Mr. Inglesby are affiliates who make up 17.2% of the ownership of SAR.

(1)	Includes 644,248 shares of common stock directly held by Mr. Oberbeck, 217,774 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 67,465 shares of common stock directly held by Mr. Oberbeck’s children, for which Mr. Oberbeck retains the voting rights, 1,318 shares of common stock directly held by Mr. Oberbeck’s wife, for which Mr. Oberbeck retains the voting rights, and 549,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 2 below.

(2)	Based on information included in Amendment No. 2 to Schedule 13D filed on January 16, 2020, which amends and supplements the statements on Schedule 13D originally filed with the Securities and Exchange filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 29, 2024 and February 28, 2023, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 29, 2024	Fiscal Year Ended February 28, 2023
Audit Fees	$642,300	$584,500
Tax Fees	50,350	46,200
Total Fees	$692,650	$630,700

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended February 29, 2024	Fiscal Year Ended February 28, 2023
CLO Audit Fees	$—	$—
Tax Services for Company’s Subsidiaries	—	—
All Other Fees	84,925	97,750
Total Fees	$84,925	$97,750

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

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith: Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of February 29, 2024 and February 28, 2023

Consolidated Statements of Operations for the years ended February 29, 2024, February 28, 2023 and February 28, 2022

Consolidated Schedules of Investments as of February 29, 2024 and February 28, 2023

Consolidated Statements of Changes in Net Assets for the years ended February 29, 2024, February 28, 2023 and February 28, 2022

Consolidated Statements of Cash Flows for the years ended February 29, 2024, February 28, 2023 and February 28, 2022

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Reference is made to the Index to Other Financial Statements on page S-1.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.14	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.15	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.16	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.17	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.18	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.19	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.20	Form of 7.00% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).

4.21	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.22	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.23	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.14 hereto).

4.24	Description of Securities (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 2, 2023).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.9	Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 2, 2021).

10.10	Amendment No. 2 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 10, 2023).

10.11	Amendment No. 3 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc., Compass Point Research and Trading, LLC, and Raymond James & Associates, Inc. on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 19, 2023).

10.12	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.13	First Amendment to the Credit and Security Agreement, dated as of January 27, 2023, by and among Saratoga Investment Fund II LLC, as borrower, Saratoga Investment Corp., as equityholder and as collateral manager, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent and as collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K, filed on February 2, 2023).

10.14	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.15	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.16	Credit and Security Agreement, dated as of March 27, 2024, by and among Saratoga Investment Funding III, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equityholder, the lenders from time to time party thereto, Live Oak Banking Company, as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.17	Equity Pledge Agreement, dated as of March 27, 2024, by and between Saratoga Investment Corp., as pledgor, and Live Oak Banking Company, as collateral agent for the benefit of the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.18	Loan Sale and Contribution Agreement, dated as of March 27, 2024, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding III LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.19	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

10.20	Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated July 9, 2020 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.21	First Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated January 28, 2021 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.22	Second Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated September 8, 2022 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

19*	Insider Trading Policies and Procedures.

21*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP for Saratoga Investment Corp.

23.2*	Consent of CohnReznick LLP for Saratoga Investment Corp. CLO 2013-1, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

97.1*	Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 6, 2024	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer	May 6, 2024
Christian L. Oberbeck	(Principal Executive Officer)

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 6, 2024
Henri J. Steenkamp	Principal Financial Officer), Member of the Board of Directors

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 6, 2024
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 6, 2024
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 6, 2024
Cabell Williams

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 29, 2024 and February 28, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2024 and February 28, 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 29, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 29, 2024 and February 28, 2023 by correspondence with the portfolio companies, custodians and debt agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter	At February 29, 2024, the fair value of the Company's investments categorized in Level 3 of the fair value hierarchy (Level 3 investments) totaled $1,129,390 (in thousands). Management determines the fair value of these investments by applying the valuation techniques described in Notes 2 and 3 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of the valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The valuation techniques used by the Company include market comparables, discounted cash flows and enterprise value waterfalls. The significant unobservable inputs used to measure fair value include market yields, EBITDA multiples, revenue multiples, third-party bids, discount rates, recovery rates and prepayment rates.

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

New York, New York

May 6, 2024

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 29, 2024	February 28, 2023
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $1,035,879,751 and $819,966,208, respectively)	$1,019,774,616	$828,028,800
Affiliate investments (amortized cost of $26,707,415 and $25,722,320, respectively)	27,749,137	28,305,871
Control investments (amortized cost of $117,196,571 and $120,800,829, respectively)	91,270,036	116,255,582
Total investments at fair value (amortized cost of $1,179,783,737 and $966,489,357, respectively)	1,138,793,789	972,590,253
Cash and cash equivalents	8,692,846	65,746,494
Cash and cash equivalents, reserve accounts	31,814,278	30,329,779
Interest receivable (net of reserve of $9,490,340 and $2,217,300, respectively)	10,298,998	8,159,951
Management fee receivable	343,023	363,809
Other assets	1,163,225	531,337
Current tax receivable	99,676	436,551
Total assets	$1,191,205,835	$1,078,158,174

LIABILITIES
Revolving credit facility	$35,000,000	$32,500,000
Deferred debt financing costs, revolving credit facility	(882,122)	(1,344,005)
SBA debentures payable	214,000,000	202,000,000
Deferred debt financing costs, SBA debentures payable	(5,779,892)	(4,923,488)
8.75% Notes Payable 2025	20,000,000	-
Discount on 8.75% notes payable 2025	(112,894)	-
Deferred debt financing costs, 8.75% notes payable 2025	(4,777)	-
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(193,175)	(304,946)
Deferred debt financing costs, 7.00% notes payable 2025	(24,210)	(40,118)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(74,531)	(129,528)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	564,260	830,824
Deferred debt financing costs, 4.375% notes payable 2026	(1,708,104)	(2,552,924)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(313,010)	(408,932)
Deferred debt financing costs, 4.35% notes payable 2027	(1,033,178)	(1,378,515)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(273,449)	(344,949)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(123,782)	(159,334)
Deferred debt financing costs, 6.00% notes payable 2027	(2,224,403)	(2,926,637)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(1,274,455)	(1,622,376)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,563,594)	(1,944,536)
8.50% Notes Payable 2028	57,500,000	-
Deferred debt financing costs, 8.50% notes payable 2028	(1,680,039)	-
Base management and incentive fees payable	8,147,217	12,114,878
Deferred tax liability	3,791,150	2,816,572
Accounts payable and accrued expenses	1,337,542	1,464,343
Interest and debt fees payable	3,582,173	3,652,936
Directors fees payable	-	14,932
Due to Manager	450,000	10,935
Total liabilities	820,981,727	731,200,132

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 13,653,476 and 11,890,500 common shares issued and outstanding, respectively	13,654	11,891
Capital in excess of par value	371,081,199	321,893,806
Total distributable earnings (deficit)	(870,745)	25,052,345
Total net assets	370,224,108	346,958,042
Total liabilities and net assets	$1,191,205,835	$1,078,158,174
NET ASSET VALUE PER SHARE	$27.12	$29.18

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 29, 2024	February 28, 2023	February 28, 2022
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$113,521,652	$72,677,237	$46,369,544
Affiliate investments	3,299,816	4,773,527	3,308,471
Control investments	8,507,909	6,602,594	7,345,691
Payment-in-kind interest income:
Non-control/Non-affiliate investments	766,697	359,910	1,150,695
Affiliate investments	874,226	416,711	-
Control investments	814,925	386,889	327,171
Total interest from investments	127,785,225	85,216,868	58,501,572
Interest from cash and cash equivalents	2,512,416	1,368,489	3,584
Management fee income	3,270,232	3,269,820	3,262,591
Dividend income(*):
Non-control/Non-affiliate investments	621,398	2,104,355	1,379,182
Affiliate investments	-	615,917	546,609
Control investments	5,911,564	-	-
Total dividend from investments	6,532,962	2,720,272	1,925,791
Structuring and advisory fee income	2,149,751	3,585,061	4,307,647
Other income	1,469,320	2,943,610	2,739,372
Total investment income	143,719,906	99,104,120	70,740,557

OPERATING EXPENSES
Interest and debt financing expenses	49,179,899	33,498,489	19,880,693
Base management fees	19,212,337	16,423,960	11,901,729
Incentive management fees expense (benefit)	8,025,468	5,057,117	11,794,208
Professional fees	1,767,015	1,812,259	1,378,134
Administrator expenses	3,872,917	3,160,417	2,906,250
Insurance	322,323	347,483	348,671
Directors fees and expenses	351,297	360,000	335,596
General and administrative	2,241,579	2,328,672	1,661,932
Income tax expense (benefit)	42,926	(152,956)	(39,649)
Excise tax expense (benefit)	1,829,837	1,067,532	630,183
Total operating expenses	86,845,598	63,902,973	50,797,747
NET INVESTMENT INCOME	56,874,308	35,201,147	19,942,810

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	153,583	7,446,596	6,209,737
Affiliate investments	-	-	7,328,457
Control investments	-	-	(139,867)
Net realized gain (loss) from investments	153,583	7,446,596	13,398,327
Income tax (provision) benefit from realized gain on investments	-	548,568	(2,886,444)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(24,167,727)	(5,330,880)	14,775,190
Affiliate investments	(1,541,829)	574,354	(26,836)
Control investments	(21,381,288)	(10,461,606)	2,271,639
Net change in unrealized appreciation (depreciation) on investments	(47,090,844)	(15,218,132)	17,019,993
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(893,166)	(1,715,333)	694,908
Net realized and unrealized gain (loss) on investments	(47,830,427)	(8,938,301)	28,226,784
Realized losses on extinguishment of debt	(110,056)	(1,587,083)	(2,434,410)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,933,825	$24,675,763	$45,735,184

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.71	$2.06	$3.99
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,670,939	11,963,533	11,456,631

*	Certain prior period amounts have been reclassified to conform to current year presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 29, 2024	February 28, 2023	February 28, 2022
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$56,874,308	$35,201,147	$19,942,810
Net realized gain from investments	153,583	7,446,596	13,398,327
Realized losses on extinguishment of debt	(110,056)	(1,587,083)	(2,434,410)
Income tax (provision) benefit from realized gain on investments	-	548,568	(2,886,444)
Net change in unrealized appreciation (depreciation) on investments	(47,090,844)	(15,218,132)	17,019,993
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(893,166)	(1,715,333)	694,908
Net increase in net assets resulting from operations	8,933,825	24,675,763	45,735,184

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(35,635,955)	(27,313,402)	(22,033,235)
Net decrease in net assets from shareholder distributions	(35,635,955)	(27,313,402)	(22,033,235)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	44,539,387	-	26,835,203
Capital contribution from Manager	4,475,297	-	-
Stock dividend distribution	3,582,345	4,648,262	3,875,206
Repurchases of common stock	(2,157,605)	(10,824,340)	(2,545,037)
Repurchase fees	(1,772)	(8,764)	(1,992)
Offering costs	(469,456)	-	(270,576)
Net increase (decrease) in net assets from capital share transactions	49,968,196	(6,184,842)	27,892,804
Total increase (decrease) in net assets	23,266,066	(8,822,481)	51,594,753
Net assets at beginning of year	346,958,042	355,780,523	304,185,770
Net assets at end of year	$370,224,108	$346,958,042	$355,780,523

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 29, 2024	February 28, 2023	February 28, 2022
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,933,825	$24,675,763	$45,735,184
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	4,910,320	1,882,734	349,292
Net accretion of discount on investments	(2,221,257)	(1,816,934)	(2,043,088)
Amortization of deferred debt financing costs	5,171,249	3,587,139	2,164,761
Realized losses on extinguishment of debt	110,056	1,587,083	2,434,410
Income tax expense (benefit)	42,926	(152,956)	21,260
Net realized (gain) loss from investments	(153,583)	(7,446,596)	(13,398,327)
Net change in unrealized (appreciation) depreciation on investments	47,090,844	15,218,132	(17,019,993)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	893,166	1,715,333	(694,908)
Proceeds from sales and repayments of investments	30,271,047	222,215,062	226,931,104
Purchases of investments	(246,100,906)	(385,075,296)	(458,073,629)
(Increase) decrease in operating assets:
Interest receivable	(2,139,047)	(3,066,390)	(869,931)
Due from affiliate	-	90,968	2,628,032
Management fee receivable	20,786	(1,260)	(327,905)
Other assets	(631,887)	(276,357)	692,335
Current income tax receivable	336,875	(436,551)	-
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(3,967,661)	(832,147)	6,390,351
Accounts payable and accrued expenses	(126,801)	665,285	(951,208)
Current tax payable	-	(2,820,036)	2,820,036
Interest and debt fees payable	(70,763)	851,315	155,837
Directors fees payable	(14,932)	(55,068)	(500)
Excise tax payable	-	(630,183)	(61,489)
Due to Manager	439,065	(252,879)	(15,251)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(157,206,679)	(130,373,839)	(203,133,627)

Financing activities
Borrowings on debt	71,500,000	113,000,000	135,000,000
Paydowns on debt	(57,000,000)	(76,000,000)	(95,500,000)
Issuance of notes	77,500,000	223,875,000	250,000,000
Repayments of notes	-	(43,125,000)	(60,000,000)
Payments of deferred debt financing costs	(4,694,711)	(10,135,986)	(10,008,424)
Discount on debt issuance, 6.00% notes 2027	-	(176,000)	-
Discount on debt issuance, 7.00% notes 2025	-	(360,000)	-
Premium on debt issuance, 4.375% notes 2026	-	-	1,250,000
Discount on debt issuance, 4.35% notes 2027	-	-	(512,250)
Proceeds from issuance of common stock	44,539,387	-	26,835,203
Capital contribution from Manager	4,475,297	-	-
Payments of cash dividends	(32,053,610)	(22,665,140)	(18,158,029)
Repurchases of common stock	(2,157,605)	(10,824,340)	(2,545,037)
Repurchases fees	(1,772)	(8,764)	(1,992)
Payments of offering costs	(469,456)	-	(270,576)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	101,637,530	173,579,770	226,088,895
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(55,569,149)	43,205,931	22,955,268
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF YEAR	96,076,273	52,870,342	29,915,074
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF YEAR (See Note 2)	$40,507,124	$96,076,273	$52,870,342

Supplemental information:
Interest paid during the year	$44,079,413	$28,904,198	$17,560,094
Cash paid for taxes	748,721	2,770,984	1,355,083
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(4,910,319)	(1,882,734)	(349,292)
Net accretion of discount on investments	2,221,257	1,816,934	2,043,088
Amortization of deferred debt financing costs	5,171,249	3,587,139	2,164,761
Stock dividend distribution	3,582,345	4,648,262	3,875,206

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 276.5% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 7/18/2027	7/18/2022	$7,900,000	$7,840,328	$7,884,990	2.1%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,894,346	0.8%
		Total Alternative Investment Management Software			9,840,328	10,779,336	2.9%
BQE Software, Inc.	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 12.08% Cash, 4/13/2028	4/13/2023	$24,500,000	24,285,669	24,497,550	6.6%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 12.08% Cash, 4/13/2028	4/13/2023	$750,000	743,481	749,925	0.2%
		Total Architecture & Engineering Software			25,029,150	25,247,475	6.8%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.58% Cash, 5/10/2028	5/10/2023	$22,649,425	22,292,083	22,934,808	6.2%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,154,132	0.3%
		Total Association Management Software			23,364,477	24,088,940	6.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 12.07% Cash, 5/20/2026	5/20/2021	$57,500,000	57,208,255	58,149,750	15.7%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,822,941	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	290,595	1,500,000	1,716,380	0.5%
		Total Consumer Services			60,208,255	64,689,071	17.5%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,426,630	1.2%
		Total Corporate Education Software			475,698	4,426,630	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,826,009	0.8%
		Total Cyber Security			1,906,275	2,826,009	0.8%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.22%), 15.55% Cash, 4/29/2026	2/8/2023	$11,000,000	10,979,958	11,110,000	3.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,111,499	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.48%), 14.80% Cash, 4/18/2028	4/18/2023	$7,000,000	6,906,453	7,113,400	1.9%
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.48%), 14.80% Cash, 4/18/2028	4/18/2023	$7,500,000	7,392,367	7,621,500	2.1%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,682,996	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 11/25/2025	11/25/2020	$6,555,000	6,526,643	6,198,408	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 11/25/2025	11/25/2020	$4,650,000	4,635,903	4,397,040	1.2%
		Total Dental Practice Management			40,418,843	40,234,843	10.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+5.75%), 11.17% Cash, 3/16/2027	3/16/2022	$24,313,135	24,167,354	23,165,555	6.3%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 11.17% Cash, 3/16/2027	3/16/2022	$-	-	(49,167)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	957,067	0.3%
		Total Direct Selling Software			25,209,021	24,073,455	6.6%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 5/31/2025	5/31/2017	$21,500,000	21,478,821	21,459,150	5.8%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	576,118	0.2%
Zollege PBC (k)	Education Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash/2.00% PIK, 5/11/2026	5/11/2021	$16,409,153	16,340,466	3,493,509	0.9%
Zollege PBC (j)(k)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash/2.00% PIK, 5/11/2026	5/11/2021	$1,364,109	1,358,200	290,419	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	-	0.0%
		Total Education Services			39,927,391	25,819,196	7.0%
Destiny Solutions Inc. (h)(i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	9,894,736	2.7%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.03% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,087,775	8,060,498	8,087,775	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.03% Cash/1.00% PIK, 1/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	569,355	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	235,296	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 8/5/2027	8/5/2022	$27,000,000	26,797,063	26,792,100	7.2%
		Total Education Software			39,231,039	45,579,262	12.4%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	231,181	0.1%
		Total Facilities Maintenance			488,148	231,181	0.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 7/31/2024	9/6/2019	$6,000,000	5,991,382	5,989,200	1.6%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 7/31/2024	9/6/2019	$4,727,790	4,714,256	4,719,280	1.3%
		Total Field Service Management			10,705,638	10,708,480	2.9%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2026	12/30/2021	$22,713,926	22,624,322	22,545,843	6.1%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2026	12/30/2021	$3,286,074	3,262,111	3,261,757	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	468,204	0.1%
		Total Financial Services			26,136,433	26,275,804	7.1%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$6,000,000	5,961,680	5,920,200	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$4,050,000	4,029,154	3,996,135	1.1%
		Total Financial Services Software			9,990,834	9,916,335	2.7%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.82% Cash, 07/19/2028	7/19/2023	$10,000,000	9,908,861	9,916,000	2.7%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+6.50%), 11.82% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,908,861	9,916,000	2.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 3/31/2028	3/31/2023	$30,000,000	29,740,931	29,970,000	8.1%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	2,062,331	0.6%
		Total Health/Fitness Franchisor			31,740,931	32,032,331	8.7%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.98%), 15.30% Cash, 3/20/2028	3/20/2023	$3,900,000	3,847,845	3,959,670	1.2%
Alpha Aesthetics Partners OpCo, LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.98%), 15.30% Cash, 3/20/2028	3/20/2023	$8,600,000	8,482,841	8,731,580	2.4%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	2,850,000	2,850,000	2,859,121	0.8%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 9/11/2028	9/11/2023	$10,000,000	9,917,367	9,913,000	2.7%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	630,740	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.58% Cash, 1/31/2025	1/31/2017	$25,000,000	24,973,000	25,000,000	6.8%
		Total Healthcare Services			50,329,442	51,094,111	14.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.57% Cash, 1/31/2027	4/15/2019	$54,927,713	54,624,303	55,087,003	14.9%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.57% Cash, 1/31/2027	4/15/2019	$13,755,875	13,710,513	13,795,767	3.7%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	5,362,439	1.4%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/12/2026	11/12/2020	$35,125,000	34,965,458	35,125,000	9.5%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/12/2026	11/12/2020	$10,300,000	10,230,001	10,300,000	2.8%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	826,280	0.2%
		Total Healthcare Software			116,918,187	120,496,489	32.5%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Book4Time, Inc. (a)(d)	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.83%, 12/22/2025	12/22/2020	$3,136,517	3,122,542	3,136,517	0.8%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.83%, 12/22/2025	12/22/2020	$2,000,000	1,989,839	2,000,000	0.5%
Book4Time, Inc. (a)(h)(i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	389,531	0.1%
Knowland Group, LLC (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash/3.00% PIK, 12/31/2024	11/9/2018	$15,878,989	15,878,989	12,642,851	3.4%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.58% Cash, 11/15/2027	4/27/2020	$23,000,000	22,835,500	23,278,300	6.3%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.58% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,983,696	41,447,199	11.1%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.46%), 12.79% Cash, 5/16/2027	11/16/2020	$43,000,000	42,781,757	43,000,000	11.6%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.46%), 12.79% Cash, 5/16/2027	11/16/2020	$16,207,805	16,059,588	16,207,805	4.4%
		Total HVAC Services and Sales			58,841,345	59,207,805	16.0%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.75% Cash, 3/6/2025	3/6/2013	$923,886	923,886	923,886	0.2%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	8,171,235	2.2%
		Total Industrial Products			923,886	9,095,121	2.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 13.09% Cash, 10/1/2026	10/1/2021	$15,788,864	15,686,250	15,806,231	4.3%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,014,869	1.1%
		Total Insurance Software			18,186,250	19,821,100	5.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	11.6%
		Total IT Services			42,967,165	43,000,000	11.6%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.53% Cash, 8/8/2027	8/8/2022	$12,000,000	11,920,834	12,120,000	3.3%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.53% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,920,834	12,120,000	3.3%
Centerbase, LLC	Legal Software	First Lien Term Loan (3M USD TERM SOFR+7.75%), 13.08% Cash, 1/18/2027	1/18/2022	$21,033,360	20,882,496	20,709,446	5.6%
		Total Legal Software			20,882,496	20,709,446	5.6%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2028	12/30/2022	$18,857,500	18,544,720	18,420,006	5.0%
		Total Marketing Orchestration Software			18,544,720	18,420,006	5.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.47%), 13.81% Cash, 8/5/2027	8/5/2022	$6,500,000	6,438,832	6,490,900	1.8%
ARC Health OpCo LLC (d)(j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.47%), 13.81% Cash, 8/5/2027	8/5/2022	$26,914,577	26,903,916	26,876,897	7.3%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	4,009,323	1.1%
		Total Mental Healthcare Services			37,512,347	37,377,120	10.2%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 10.73% Cash, 8/26/2026	8/26/2021	$15,000,000	14,911,921	14,841,000	4.0%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.48% Cash, 8/26/2026	8/26/2021	$5,000,000	4,962,938	4,947,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,280,881	0.6%
		Total Mentoring Software			22,874,859	22,068,881	5.9%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.59% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,270,192	16,239,922	16,266,938	4.4%
		Total Non-profit Services			16,239,922	16,266,938	4.4%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.83% Cash, 12/31/2025	12/28/2012	$6,000,000	5,992,437	6,027,000	1.6%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	1,153,874	0.3%
		Total Office Supplies			6,392,437	7,180,874	1.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.43% Cash, 7/9/2025	7/9/2020	$14,000,000	13,950,236	13,631,800	3.7%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.47% Cash, 7/9/2025	2/12/2021	$38,500,000	38,342,798	37,487,450	10.1%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,231,195	0.3%
		Total Real Estate Services			53,665,591	52,350,445	14.1%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD TERM SOFR+6.00%), 11.32% Cash, 12/22/2028	6/27/2022	$9,552,000	9,474,084	9,483,226	2.6%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (1M USD TERM SOFR+6.00%), 11.32% Cash, 12/22/2028	6/27/2022	$14,400,000	14,227,504	14,296,320	3.9%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,475,160	0.7%
		Total Research Software			26,176,748	26,254,706	7.2%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,926,272	12,104,400	3.3%
LFR Chicken LLC	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.32% Cash, 11/19/2026	11/19/2021	$9,000,000	8,935,545	9,078,300	2.5%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,397,572	0.4%
		Total Restaurant			21,861,817	22,580,272	6.2%
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (1M USD TERM SOFR+8.75%), 14.17% Cash, 9/20/2026	3/28/2023	$18,777,459	18,624,294	19,014,055	5.1%
		Total Roofing Contractor Software			18,624,294	19,014,055	5.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Pepper Palace, Inc. (d)(k)	Specialty Food Retailer	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$33,320,000	33,148,332	2,409,036	0.7%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$1,101,600	1,092,422	79,646	0.0%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Revolving Credit Facility (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series A)	6/30/2021	1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series B)	6/30/2021	197,035	197,035	-	0.0%
		Total Specialty Food Retailer			35,437,789	2,488,682	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 2/21/2025	2/21/2020	$26,000,000	25,945,071	26,000,000	7.0%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	1,000,000	0.3%
		Total Sports Management			26,945,071	27,000,000	7.3%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,287,970	0.9%
		Total Staffing Services			100,000	3,287,970	0.9%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$6,000,000	5,955,935	6,060,000	1.6%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$1,000,000	991,649	1,010,000	0.3%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (6M USD TERM SOFR+8.00%), 13.27% Cash, 8/5/2028	8/5/2022	$20,000,000	19,875,273	19,826,000	5.6%
		Total Talent Acquisition Software			26,822,857	26,896,000	7.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 11.08% Cash, 5/12/2028	5/12/2023	$4,680,505	4,638,599	4,753,048	1.3%
		Total Veterinary Services			4,638,599	4,753,048	1.3%
Sub Total Non-control/Non-affiliate investments					1,035,879,751	1,019,774,616	276.5%
Affiliate investments - 7.5% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 14.48% Cash, 8/18/2027	8/18/2022	$7,000,000	6,945,060	6,983,200	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$6,130,483	6,089,408	5,454,290	1.5%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	1,162,040	0.3%
		Total Corporate Education Software			16,034,468	13,599,530	3.7%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 6/30/2026	6/30/2021	$5,500,000	5,468,859	5,555,000	1.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 6/30/2026	6/30/2021	$1,100,000	1,092,870	1,111,000	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.48% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	2,877,000	0.8%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	4,606,607	1.2%
		Total Employee Collaboration Software			10,672,947	14,149,607	3.8%
Sub Total Affiliate investments					26,707,415	27,749,137	7.5%
Control investments - 24.7% (b)

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD TERM SOFR +6.50%), 11.98% Cash/3.50% PIK 12/31/2025	7/3/2018	$5,693,748	5,686,791	5,582,719	1.5%
Netreo Holdings, LLC (d)(g)	IT Services	Delayed Draw Term Loan (3M USD TERM SOFR +6.50%), 11.98% Cash/3.50% PIK, 12/31/2025	5/26/2020	$25,271,214	25,193,452	24,778,425	6.7%
Netreo Holdings, LLC (g)(h)	IT Services	Common Stock Class A Units	7/3/2018	4,600,677	8,344,500	5,060,745	1.4%
		Total IT Services			39,224,743	35,421,889	9.6%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	22,001,887	9,500,627	2.6%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 15.60%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,875,227	2.4%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.88%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.3%
		Total Structured Finance Securities			42,769,387	30,625,854	8.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	15,818,297	4.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,487	9,403,996	2.5%
		Total Investment Fund			35,202,441	25,222,293	6.8%
Sub Total Control investments					117,196,571	91,270,036	24.7%
TOTAL INVESTMENTS - 308.7% (b)					$1,179,783,737	$1,138,793,789	308.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 10.9% (b)
U.S. Bank Money Market (l)	40,507,124	$40,507,124	$40,507,124	10.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	40,507,124	$40,507,124	$40,507,124	10.9%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 29, 2024, non-qualifying assets represent 6.2% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $370,224,108 as of February 29, 2024.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Modis Dental Partners OpCo, LLC and Alpha Aesthetics Partners OpCo, LLC are no longer affiliates as of February 29, 2024. Transactions during the year ended February 29, 2024 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$931,008	$-	$-	$976,251
ETU Holdings, Inc.	-	-	1,915,718	-	-	(2,518,080)
Modis Dental Partners OpCo, LLC	8,845,000	-	656,579	-	-	-
Alpha Aesthetics Partners OpCo, LLC	10,498,789	-	670,737	-	-	-
Total	$19,343,789	$-	$4,174,042	$-	$-	$(1,541,829)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 29, 2024 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$2,475,000	$-	$4,374,804	$-	$-	$-	$(12,083,067)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	3,270,232	-	(4,733,934)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	1,696,890	-	-	-	895,505
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,469,668	-	-	-	43,821
Saratoga Senior Loan Fund I JV, LLC	-	-	1,781,472	-	-	-	(1,800,657)
Saratoga Senior Loan Fund I JV, LLC	-	-	-	5,911,564	-	-	(3,702,956)
Total	$2,475,000	$-	$9,322,834	$5,911,564	$3,270,232	$-	$(21,381,288)

(h)	Non-income producing at February 29, 2024.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 29, 2024. (See Note 9 to the consolidated financial statements).

(k)	As of February 29, 2024, the investment was on non-accrual status. The fair value of these investments was approximately $18.9 million, which represented 1.7% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 29, 2024.

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of February 29, 2024 was 5.32%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of February 29, 2024 was 5.33%.

6M USD TERM SOFR - The 6 month USD TERM SOFR rate as of February 29, 2024 was 5.27%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 238.6% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.39% Cash, 7/18/2027	7/18/2022	$7,980,000	$7,907,457	$7,911,372	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,548,000	0.7%
		Total Alternative Investment Management Software			9,907,457	10,459,372	3.0%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.41% Cash, 5/20/2026	5/20/2021	$57,500,000	57,059,057	57,500,000	16.6%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,642,322	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,500,005	0.4%
		Total Consumer Services			60,059,057	63,642,327	18.3%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,809,091	1.1%
		Total Corporate Education Software			475,698	3,809,091	1.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,509,210	0.7%
		Total Cyber Security			1,906,275	2,509,210	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$6,555,000	6,514,437	6,523,536	1.9%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD LIBOR+8.00%), 12.97% Cash, 11/25/2025	11/25/2020	$4,650,000	4,627,032	4,627,680	1.3%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.35%), 15.24% Cash, 4/29/2026	2/8/2023	$-	(94,504)	-	0.0%
Gen4 Dental Partners Holdings, LLC (i)	Dental Practice Management	Series A Preferred Units	2/8/2023	480,769	1,000,000	1,000,000	0.3%
		Total Dental Practice Management			12,046,965	12,151,216	3.5%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$24,812,500	24,632,494	24,504,825	7.1%
Exigo, LLC (j)	Direct Selling Software	Delayed Draw Term Loan (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$-	-	(51,667)	0.0%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD LIBOR+5.75%), 10.42% Cash, 3/16/2027	3/16/2022	$208,334	208,333	195,417	0.1%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	1,121,575	0.3%
		Total Direct Selling Software			25,882,494	25,770,150	7.5%
C2 Educational Systems (d)	Education Services	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/31/2023	5/31/2017	$18,500,000	18,497,146	18,525,900	5.3%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	629,892	0.2%
Zollege PBC	Education Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$16,000,000	15,905,830	14,827,200	4.3%
Zollege PBC (j)	Education Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 5/11/2026	5/11/2021	$500,000	496,809	390,050	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	115,676	0.0%
		Total Education Services			35,649,689	34,488,718	9.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Destiny Solutions Inc. (h), (i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	8,941,350	2.6%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/17/2020	$8,006,000	7,952,042	7,982,783	2.3%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.59% Cash, 1/17/2025	1/18/2022	$1,000,750	1,000,750	997,848	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	218,168	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	217,370	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.89% Cash, 8/5/2027	8/5/2022	$27,000,000	26,751,573	26,597,700	7.7%
		Total Education Software			40,077,843	44,955,219	13.1%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	407,760	0.1%
		Total Facilities Maintenance			488,148	407,760	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$6,000,000	5,972,735	5,988,000	1.7%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 7/31/2024	9/6/2019	$3,977,790	3,950,992	3,969,834	1.1%
		Total Field Service Management			9,923,727	9,957,834	2.8%
B. Riley Financial, Inc. (a)	Financial Services	Senior Unsecured Loan 6.75% Cash, 5/31/2024	10/18/2022	$165,301	165,301	160,077	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$22,713,926	22,603,970	22,311,890	6.4%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 12/30/2026	12/30/2021	$3,286,074	3,257,297	3,227,910	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	518,413	0.1%
		Total Financial Services			26,276,568	26,218,290	7.4%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$6,000,000	5,952,354	5,902,200	1.7%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47% Cash, 12/15/2026	12/15/2021	$3,300,000	3,269,283	3,194,050	0.9%
		Total Financial Services Software			9,221,637	9,096,250	2.6%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Common Stock Class A Units	6/19/2018	$400,000	400,000	1,286,156	0.4%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 1/31/2025	1/31/2017	$25,000,000	24,938,666	25,000,000	7.2%
		Total Healthcare Services			25,338,666	26,286,156	7.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$55,483,943	55,105,372	55,445,104	16.0%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 12.91% Cash, 1/31/2027	4/15/2019	$13,895,175	13,829,142	13,885,448	4.0%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	4,606,741	1.3%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$35,125,000	34,906,981	35,103,925	10.1%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/12/2026	11/12/2020	$9,300,000	9,219,412	9,294,420	2.7%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	788,283	0.2%
		Total Healthcare Software			116,448,819	119,123,921	34.3%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a), (d)	Hospitality/Hotel	First Lien Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$3,136,517	3,116,896	3,136,517	0.9%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD LIBOR+7.50%), 12.47%, 12/22/2025	12/22/2020	$2,000,000	1,984,212	2,000,000	0.6%
Book4Time, Inc. (a), (h), (i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	281,778	0.1%
Knowland Group, LLC (h), (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD LIBOR+8.00%), 13.97% Cash/1.00% PIK, 5/9/2024	11/9/2018	$15,878,989	15,878,989	9,760,821	2.8%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	4/27/2020	$23,000,000	22,806,316	22,793,000	6.6%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.14% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,943,239	37,972,116	11.0%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$43,000,000	42,694,831	42,570,000	12.3%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.86%), 12.75% Cash, 11/16/2025	11/16/2020	$12,000,000	11,894,177	11,880,000	3.4%
		Total HVAC Services and Sales			54,589,008	54,450,000	15.7%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 3/6/2025	3/6/2013	$3,089,986	3,089,986	3,089,986	0.9%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	6,517,923	1.9%
		Total Industrial Products			3,089,986	9,607,909	2.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD BSBY+8.00%), 12.58% Cash, 10/1/2026	10/1/2021	$13,469,318	13,376,121	13,449,114	3.9%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,311,442	1.0%
		Total Insurance Software			15,876,121	16,760,556	4.9%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.39% Cash, 5/17/2026	3/20/2020	$43,000,000	42,953,087	43,000,000	12.4%
		Total IT Services			42,953,087	43,000,000	12.4%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$12,000,000	11,906,362	12,090,000	3.5%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD LIBOR+6.00%), 10.97% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,906,362	12,090,000	3.5%
Centerbase, LLC	Legal Software	First Lien Term Loan (1M USD TERM SOFR+7.75%), 12.41% Cash, 1/18/2027	1/18/2022	$21,247,440	21,055,931	20,699,256	6.0%
		Total Legal Software			21,055,931	20,699,256	6.0%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.89% Cash, 12/30/2028	12/10/2021	$19,000,000	18,626,777	18,715,000	5.4%
		Total Marketing Orchestration Software			18,626,777	18,715,000	5.4%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$6,500,000	6,427,296	6,461,000	1.9%
ARC Health OpCo LLC (d), (j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.48%), 13.37% Cash, 8/5/2027	8/5/2022	$7,726,978	7,634,711	7,680,616	2.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Shares	8/5/2022	2,808,236	3,035,108	2,780,153	0.8%
		Total Mental Healthcare Services			17,097,115	16,921,769	4.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+5.25), 10.22% Cash, 8/26/2026	8/26/2021	$15,000,000	14,887,780	14,890,500	4.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD LIBOR+6.00), 10.97% Cash, 8/26/2026	8/26/2021	$3,000,000	2,973,634	2,978,100	0.9%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	3,490,403	1.0%
		Total Mentoring Software			20,861,414	21,359,003	6.2%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 14.15% Cash/1.00% PIK, 1/31/2024	5/29/2018	$13,122,781	13,091,197	13,095,223	3.8%
		Total Non-profit Services			13,091,197	13,095,223	3.8%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.39% Cash, 12/31/2025	12/28/2012	$6,000,000	5,974,379	5,965,800	1.7%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	406,755	0.1%
		Total Office Supplies			6,374,379	6,372,555	1.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	7/9/2020	$14,000,000	13,924,435	13,855,800	4.0%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD LIBOR+7.00%), 11.97% Cash, 7/9/2025	2/12/2021	$38,500,000	38,257,589	38,103,450	11.0%
Buildout, Inc. (h), (i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,447,219	0.4%
		Total Real Estate Services			53,554,581	53,406,469	15.4%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	1,125,160	1,125,160	1,136,503	0.3%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD BSBY+7.25%), 11.83% Cash, 6/27/2027	6/27/2022	$9,600,000	9,503,123	9,540,480	2.7%
		Total Research Software			10,628,283	10,676,983	3.0%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$12,000,000	11,906,864	11,866,800	3.4%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD LIBOR+7.00%), 11.67% Cash, 11/19/2026	11/19/2021	$9,000,000	8,927,326	8,900,100	2.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,177,373	0.3%
TMAC Acquisition Co., LLC	Restaurant	Unsecured Term Loan 8.00% PIK, 3/1/2024	3/1/2018	$3,217,657	3,217,657	2,881,888	0.8%
		Total Restaurant			25,051,847	24,826,161	7.1%
Pepper Palace, Inc. (d)	Specialty Food Retailer	First Lien Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$33,490,000	33,255,863	24,410,861	7.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)	Specialty Food Retailer	Revolving Credit Facility (3M USD LIBOR+6.25%), 11.22% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest	6/30/2021	1,000,000	1,000,000	-	0.0%
		Total Specialty Food Retailer			34,255,863	24,410,861	7.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$26,000,000	25,894,505	25,721,800	7.4%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD LIBOR+6.50%), 11.47% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	989,300	0.3%
		Total Sports Management			26,894,505	26,711,100	7.7%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,079,325	0.6%
		Total Staffing Services			100,000	2,079,325	0.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$6,000,000	5,947,780	6,045,000	1.7%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD LIBOR+8.50%), 13.47% Cash, 5/2/2027	5/2/2022	$-	-	-	0.0%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.89% Cash, 8/5/2028	8/5/2022	$20,000,000	19,857,613	19,954,000	5.8%
		Total Talent Acquisition Software			25,805,393	25,999,000	7.5%
Sub Total Non-control/Non-affiliate investments					819,966,208	828,028,800	238.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 8.1% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD LIBOR+9.00%), 13.97% Cash, 8/18/2027	8/18/2022	$7,000,000	6,935,556	7,006,300	2.0%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$5,282,563	5,235,433	5,175,327	1.5%
ETU Holdings, Inc. (f), (h)	Corporate Education Software	Series A-1 Preferred Stock	8/18/2022	3,000,000	3,000,000	3,072,504	0.9%
		Total Corporate Education Software			15,170,989	15,254,131	4.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$5,500,000	5,460,448	5,513,200	1.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	6/30/2021	$1,100,000	1,090,883	1,102,640	0.3%
Axero Holdings, LLC (f), (j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.04% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,000,000	2,000,000	2,498,000	0.7%
Axero Holdings, LLC (f), (h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,000,000	2,000,000	3,937,900	1.1%
		Total Employee Collaboration Software			10,551,331	13,051,740	3.7%
Sub Total Affiliate investments					25,722,320	28,305,871	8.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 33.6% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK 12/31/2025	7/3/2018	$5,539,029	5,522,608	5,443,757	1.6%
Netreo Holdings, LLC (d), (g)	IT Services	Delayed Draw Term Loan (3M USD LIBOR +6.50%), 13.47% Cash/2.00% PIK, 12/31/2025	5/26/2020	$22,111,008	22,019,877	21,730,699	6.3%
Netreo Holdings, LLC (g), (h)	IT Services	Common Stock Class A Unit	7/3/2018	4,600,677	8,344,500	16,992,742	4.9%
		Total IT Services			35,886,985	44,167,198	12.8%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a), (e), (g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	28,943,904	21,176,578	6.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD LIBOR+10.00%), 14.97%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,831,406	2.5%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a), (g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.44%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	11,354,495	3.3%
		Total Structured Finance Securities			49,711,404	41,362,479	11.9%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (j)	Investment Fund	Unsecured Loan 10.00%, 6/15/2023	2/17/2022	$17,618,954	17,618,954	17,618,954	5.1%
Saratoga Senior Loan Fund I JV, LLC (a), (g), (h)	Investment Fund	Membership Interest	2/17/2022	17,583,486	17,583,486	13,106,951	3.8%
		Total Investment Fund			35,202,440	30,725,905	8.9%
Sub Total Control investments					120,800,829	116,255,582	33.6%
TOTAL INVESTMENTS - 280.3% (b)					$966,489,357	$972,590,253	280.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 27.7% (b)
U.S. Bank Money Market (l)	96,076,273	$96,076,273	$96,076,273	27.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	96,076,273	$96,076,273	$96,076,273	27.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2023, non-qualifying assets represent 8.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $346,958,042 as of February 28, 2023.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Artemis Wax Corp. is no longer an affiliate as of February 28, 2023. Transactions during the nine monthsyear ended February 28, 2023 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Artemis Wax Corp	$27,440,000	$6,162,526	$3,418,378	$-	$-	$(1,460,287)
Axero Holdings, LLC	1,089,000	-	848,422	-	-	1,951,499
ETU Holdings, Inc.	14,880,000	-	923,437	-	-	83,142
Total	$43,409,000	$6,162,526	$5,190,237	$-	$-	$574,354

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2023

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2023 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$8,290,000	$-	$2,529,483	$-	$-	$(2,363,302)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	1,228,486	3,269,820	-	(4,149,106)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	11,392,500	-	552,330	-	-	(38,005)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,195,662	-	-	(543,594)
Saratoga Senior Loan Fund I JV, LLC	4,493,954	-	1,483,522	-	-	-
Saratoga Senior Loan Fund I JV, LLC	4,458,486	-	-	-	-	(3,367,599)
Total	$28,634,940	$-	$6,989,483	$3,269,820	$-	$(10,461,606)

(h)	Non-income producing at February 28, 2023.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2023. (See Note 9 to the consolidated financial statements).

(k)	As of February 28, 2023, the investment was on non-accrual status. The fair value of these investments was approximately $9.8 million, which represented 2.8% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2023.

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

February 29, 2024

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC LP (“SBIC LP”), Saratoga Investment Corp. SBIC II LP (“SBIC II LP”), and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC LP and SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provided up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses provide up to $175.0 million each. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. Following the debentures being fully repaid to the SBA, SBIC LP surrendered its license on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company.

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

The Company, SBIC LP, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC LP, SBIC II LP, or SBIC III LP’s status as investment companies during the year ended February 29, 2024.

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

Operating Segment

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements (See “Note 3. Investments”).

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

As of February 29, 2024, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 29, 2024	February 28, 2023	February 28, 2022
Cash and cash equivalents	$8,692,846	$65,746,494	$47,257,801
Cash and cash equivalents, reserve accounts	31,814,278	30,329,779	5,612,541
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$40,507,124	$96,076,273	$52,870,342

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

The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value (“NAV”), or equivalent, of SLF JV as a practical expedient for fair value, provided by ASC 820. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 29, 2024 our investment in three portfolio companies were on non-accrual status with a fair value of approximately $18.9 million, or 1.7% of the fair value of our portfolio. At February 28, 2023, our investment in one portfolio company was on non-accrual status with a fair value of approximately $9.8 million, or 1.0% of the fair value of our portfolio.

Interest income on our investment in the subordinated note of Saratoga CLO is recorded using the effective interest method in accordance with the provisions of ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

Payment-in-Kind Interest

The Company holds debt and preferred equity investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company stops accruing PIK interest if it is expected that the issuer will not be able to pay all principal and interest when due. The Company restores to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

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

Income Taxes

The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. By meeting these requirements, the Company generally will not be subject to U.S. federal income tax on ordinary income or capital gains timely distributed to stockholders. Therefore, no provision has been recorded for federal income taxes, except as related to the Corporate Blockers (as defined below) and long-term capital gains, when applicable.

In order to qualify as a RIC, among other requirements, the Company generally is required to timely distribute to its stockholders at least 90% of its “investment company taxable income”, as defined by the Code, for each fiscal tax year. The Company will be subject to U.S. federal income tax imposed at corporate rates on its investment company taxable income and net capital gains that it does not timely distribute to shareholders. The Company will be subject to a non-deductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least (1) 98% of its net ordinary income in any calendar year, (2) 98.2% of its capital gain net income for each one-year period ending on October 31and (3) any net ordinary income and capital gain net income that it recognized for preceding years, but were not distributed during such year, and on which the Company paid no U.S federal income tax.

Depending on the level of investment company taxable income earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward investment company taxable income and net capital gains in excess of current year dividend distributions into the next tax year and pay U.S. federal income tax, and possibly the 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual investment company taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended February 29, 2024, 2023 and 2022, the excise tax accrual on estimated excess taxable income was $1.8 million, $1.1 million and $0.6 million, respectively.

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

The Company may utilize wholly owned holding companies that are treated as corporations for U.S. federal income tax purposes when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC (“Corporate Blockers”). Corporate Blockers are consolidated in the Company’s U.S. GAAP financial statements and may result in current and deferred U.S. federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Corporate Blocker, which may result in timing and character differences between the Company’s U.S. GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Corporate Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets of the Corporate Blockers are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2024, February 28, 2023 and February 28, 2022 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2020, 2021, 2022 and 2023 federal tax years for the Company remain subject to examination by the IRS. At February 29, 2024, and February 28, 2023, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.

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

The following table presents fair value measurements of investments, by major class, as of February 29, 2024 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$976,423	$-	$976,423
Second lien term loans	-	-	18,097	-	18,097
Unsecured loans	-	-	15,818	-	15,818
Structured finance securities	-	-	30,626	-	30,626
Equity interests	-	-	88,426	9,404	97,830
Total	$-	$-	$1,129,390	$9,404	$1,138,794

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

The following table presents fair value measurements of investments, by major class, as of February 28, 2023 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$798,534	$-	$798,534
Second lien term loans	-	-	14,936	-	14,936
Unsecured loans	-	-	20,661	-	20,661
Structured finance securities	-	-	41,362	-	41,362
Equity interests	-	-	83,990	13,107	97,097
Total	$-	$-	$959,483	$13,107	$972,590

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2024 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2023	$798,534	$14,936	$20,661	$41,362	$83,990	$959,483
Payment-in-kind and other adjustments to cost	1,479	848	-	(6,941)	(296)	(4,910)
Net accretion of discount on investments	2,215	6	-	-	-	2,221
Net change in unrealized appreciation (depreciation) on investments	(33,325)	2,307	(1,460)	(3,795)	(7,115)	(43,388)
Purchases	234,408	-	-	-	11,693	246,101
Sales and repayments	(26,888)	-	(3,383)	-	-	(30,271)
Net realized gain (loss) from investments	-	-	-	-	154	154
Balance as of February 29, 2024	$976,423	$18,097	$15,818	$30,626	$88,426	$1,129,390
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$(33,307)	$2,307	$1,801	$(3,795)	$(7,115)	$(40,109)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the year ended February 29, 2024.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the year ended February 28, 2023

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2024 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$976,423	Market Comparables	Market Yield (%)	10.6% - 17.2%	13.0%
			Revenue Multiples (x)	4.6x - 9.4x	6.6x
			EBITDA Multiples (x)	5.0x - 6.0x	5.6x
			Third-party bid (x)	3.9x - 4.2x	4.0x
Second lien term loans	18,097	Market Comparables	Market Yield (%)	19.0% - 28.3%	25.5%
			EBITDA Multiples (x)	7.0x	7.0x
			Third-party bid (x)	29.7x	29.7x
Unsecured term loans	15,818	Discounted Cash Flow	Discount Rate (%)	10.5%	10.5%
Structured finance securities	30,626	Discounted Cash Flow	Discount Rate (%)	8.5% - 22.0%	15.1%
			Recovery Rate (%)	35.0% - 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	88,426	Enterprise Value Waterfall	EBITDA Multiples (x)	4.7x - 20.4x	10.4x
			Revenue Multiples (x)	1.3x - 10.4x	6.3x
			Third-party bid (x)	3.9x	3.9x
Total	$1,129,390

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input, excluding the recovery rate for Structured finance securities.

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

The composition of our investments as of February 29, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$1,019,678	86.4%	$976,423	85.7%
Second lien term loans	21,968	1.9	18,097	1.6
Unsecured loans	17,619	1.5	15,818	1.4
Structured finance securities	42,769	3.6	30,626	2.7
Equity interests	77,750	6.6	97,830	8.6
Total	$1,179,784	100.0%	$1,138,794	100.0%

The composition of our investments as of February 28, 2023 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$808,464	83.7%	$798,534	82.1%
Second lien term loans	21,114	2.2	14,936	1.5
Unsecured loans	21,001	2.2	20,661	2.1
Structured finance securities	49,711	5.1	41,362	4.3
Equity interests	66,199	6.8	97,097	10.0
Total	$966,489	100.0%	$972,590	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at February 29, 2024. The inputs at February 29, 2024 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 8.5%-22.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of February 29, 2024, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4 and Note 5 for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

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

For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we accrued management fee income of $3.3 million, $3.3 million and $3.3 million, respectively, and interest income of $0.0 million, $1.2 million and $4.9 million, respectively, from the Saratoga CLO.

As of February 29, 2024, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $9.5 million. As of February 29, 2024, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $8.9 million. As of February 29, 2024, Saratoga CLO had investments with a principal balance of $640.8 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As of February 29, 2024, the present value of the projected future cash flows of the subordinated notes, was approximately $9.5 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date the Company has since received distributions of $84.6 million, management fees of $35.1 million and incentive fees of $1.2 million.

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

The separate audited financial statements of the Saratoga CLO as of February 29, 2024 and February 28, 2023, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 29, 2024, February 28, 2023 and February 28, 2022, are presented on page S-1.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of February 29, 2024, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2023, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 29, 2024, and February 28, 2023, the Company’s investment in the unsecured note of SLF JV had a fair value of $15.8 million and $17.6 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $9.4 million and $13.1 million, respectively.

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

For the year ended February 29, 2024, the Company earned approximately $1.8 million of interest income related to SLF JV, which is included in interest income on the Statement of Operations. As of February 29, 2024, approximately $0.2 million of interest income related to SLF JV was included in interest receivable on the Statements of Assets and Liabilities.

For the year ended February 28, 2023 the Company earned approximately $1.5 million of interest income related to SLF JV, which is included in interest income on the Statements of Operations. As of February 28, 2023, approximately $0.4 million of interest income related to SLF JV was included in interest receivable on the Statements of Assets and Liabilities.

For the period from October 26, 2021, through February 28, 2022, the Company earned approximately $0.1 million of interest income related to SLF JV, which is included in interest income on the Statement of Operations. As of February 28, 2022, approximately $0.1 million of interest income related to SLF JV was included in interest receivable.

For the years ended February 29, 2024, and February 28, 2023 and 2022, the Company earned approximately $5.9 million, $0.0 million and $0.0 million of dividend related to SLF JV, which is included in dividend income on control investments.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of February 29, 2024 and February 28, 2023, the fair value of these Class E Notes were $12.3 million and $11.4 million, respectively.

Note 6. Income Taxes

The Company has elected and intends to operate so as to qualify annually to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to stockholders.

The Company owns 100% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For U.S. federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for U.S. federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC. Generally, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90% of its investment company taxable income, as defined by the Code. Because U.S. federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. As of February 29, 2024 and February 28, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible U.S. federal excise and capital gains tax and worthless securities losses (dollars in thousands):

	February 29, 2024	February 28, 2023
Capital in excess of par value	$(779)	$16
Total distributable earnings (loss)	779	(16)

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 was as follows (dollars in thousands):

	February 29, 2024	February 28, 2023	February 28, 2022
Ordinary income	$35,636	$27,313	$22,033
Capital gains	-	-	-
Total	$35,636	$27,313	$22,033

For U.S. federal income tax purposes, as of February 29, 2024, the aggregate net unrealized depreciation for all securities was $39.7 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.8 billion.

For U.S. federal income tax purposes, as of February 28, 2023, the aggregate net unrealized depreciation for all securities was $15.5 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.6 billion.

As of February 29, 2024 and February 28, 2023, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for U.S federal tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 29, 2024	February 28, 2023
Post October loss deferred	$-	$-
Accumulated capital losses	(19,900)	(1,580)
Other temporary differences	6,855	1,971
Undistributed Long Term Gain	-	-
Undistributed ordinary income	46,215	19,771
Unrealized appreciation (depreciation)	(39,685)	(15,500)
Total components of accumulated losses	$(6,515)	$4,662

At February 29, 2024, the Company had a short-term capital loss of $0.0 million and a long-term capital loss of $19.9 million, available to offset future capital gains. At February 29, 2024 the company did not utilize any short-term capital losses or long-term capital losses. Post RIC-modernization act losses are deemed to arise on the first day of the fund’s following fiscal year and there is no expiration for these losses. As of February 28, 2023, the Company had net long-term capital losses of $1.6 million.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar years ended December 31, 2023 and December 31, 2022, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and accrued $1.8 million and $1.1 million in U.S. federal excise taxes on undistributed taxable income for the years ended February 29, 2024 and February 28, 2023, respectively.

Management has analyzed the Company’s tax positions taken on U.S. federal income tax returns for all open years (fiscal years 2020- 2023) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MAC, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc., and SIA-VR, Inc., each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.

The Company’s V Rental Holdings LLC Class A-1 membership units were sold during the year ended February 28, 2022. The entity which held this investment, SIA-VR, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.0 million current tax receivable as of February 29, 2024.

The Company’s Texas Teachers of Tomorrow, LLC common stock was sold during the year ended February 28, 2022. The entity which held this investment, SIA-TT, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.01 million current tax receivable as of February 29, 2024.

The Company’s GreyHeller LLC Series A preferred units was sold during the year ended February 28, 2022. The entity which held this investment, SIA-TT, Inc. will remain in existence for a period of time until all ongoing indemnification obligations are settled, after which it will be dissolved. For purposes of tax accounting, the Company had an $0.09 million current tax receivable as of February 29, 2024.

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

Deferred tax assets and liabilities, and related valuation allowances, as of February 29, 2024 and February 28, 2023, were as follows:

	February 29, 2024	February 28, 2023
Total deferred tax assets	$2,650,580	$2,542,373
Total deferred tax liabilities	(3,901,995)	(3,008,829)
Valuation allowance on net deferred tax assets	(2,539,735)	(2,350,116)
Net deferred tax liability	$(3,791,150)	$(2,816,572)

As of February 29, 2024, the valuation allowance on deferred tax assets was $2.5 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax expense (benefit) for the year ended February 29, 2024 includes $0.9 million net change in unrealized appreciation (depreciation) on investments and $0.04 million net change in total operating expense (benefit), in the consolidated statement of operations, respectively.

Net deferred tax expense (benefit) for the year ended February 28, 2023 includes $1.7 million net change in unrealized appreciation (depreciation) on investments and $(0.2) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net deferred tax expense (benefit) for the year ended February 28, 2022 includes $(0.7) million net change in unrealized appreciation (depreciation) on investments and $0.0 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments are as follows:

	February 29, 2024	February 28, 2023	February 28, 2022
Current
Federal	$-	$(473,475)	$2,498,515
State	-	(80,273)	327,021
Net current expense	-	(553,748)	2,825,536
Deferred
Federal	990,920	1,467,975	(444,628)
State	(16,343)	99,582	(227,737)
Net deferred expense	974,577	1,567,557	(672,365)
Net tax provision	$974,577	$1,013,809	$2,153,171

The Company has remaining federal net operating loss carryforwards of $0.03 million which will expire starting in 2037, with the remaining net operating loss carryforwards of $6.2 million having an indefinite life. In addition, the Company has state net operating loss carryforwards of $2.5 million, which begin to expire in fiscal year 2029.

Income tax expense was computed by applying the U.S. federal statutory rate of 21% combined with the weighted average state tax rate applicable to each Corporate Blocker based on the states they operate in.

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

The incentive management fee consists of the following two parts:

The first, payable quarterly in arrears, equals 20% of the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, that exceeds a 1.875% quarterly hurdle rate measured as of the end of each fiscal quarter, subject to a “catch-up” provision. Under this provision, in any fiscal quarter, the Manager receives no incentive fee unless our pre-incentive fee net investment income exceeds the hurdle rate of 1.875%. The Manager will receive 100% of pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.344% in any fiscal quarter; and 20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.344% in any fiscal quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no claw back of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of the Company’s “incentive fee capital gains,” which equals the Company’s realized capital gains on a cumulative basis from May 31, 2010 through the end of the fiscal year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis on each investment in the Company’s portfolio, less the aggregate amount of any previously paid capital gain incentive fee. Importantly, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and the Manager will be entitled to 20.0% of incentive fee capital gains that arise after May 31, 2010. In addition, for the purpose of the “incentive fee capital gains” calculations, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date.

For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Company incurred $19.2 million, $16.4 million and $11.9 million in base management fees, respectively. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Company incurred $13.0 million, $6.8 million and $6.4 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Company accrued $(8.3) million, $(1.8) million and $5.5 million, respectively, in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 29, 2024, the base management fees accrual was $5.0 million and the incentive fees accrual was $3.2 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2023, the base management fees accrual was $4.3 million and the incentive fees accrual was $7.9 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we recognized $3.9 million, $3.2 million and $2.9 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 29, 2024, $0.5 million of administrator expenses were accrued and included in due to Manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2023, $0.001 million of administrator expenses were accrued and included in due to Manager in the accompanying consolidated statements of assets and liabilities.

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

As of February 29, 2024, and February 28, 2023, the Company’s investment in the Class F-2-R-3 Note of the Saratoga CLO had a fair value of $8.9 million and $8.8 million, respectively. In addition, the Company has no outstanding receivable balance from the Class F-2-R-3 Note of the Saratoga CLO, as of February 29, 2024.

For the years ended February 29, 2024, February 28, 2023, and February 28, 2022, we recognized $1.5 million, $1.2 million and $0.5 million in interest income, respectively, related to the Class F-2-R-3 Note of the Saratoga CLO.

As of February 29, 2024, and February 28, 2023, the Company’s investment in the Subordinated Note of the Saratoga CLO had a fair value of $9.5 million and $21.2 million, respectively. In addition, the Company has no outstanding receivable balance from the Subordinated Note of the Saratoga CLO, as of February 29, 2024.

For the years ended February 29, 2024, February 28, 2023, and February 28, 2022, we recognized $3.3 million, $3.3 million and $3.3 million in management fee income, respectively, related to the Subordinated Note of the Saratoga CLO.

For the years ended February 29, 2024, February 28, 2023, and February 28, 2022, we recognized $0.0 million, $1.2 million and $4.4 million in interest income, respectively, related to the Subordinated Note of the Saratoga CLO.

For the years ended February 29, 2024, February 28, 2023, and February 28, 2022, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

On October 26, 2021, the Company and TJHA entered into an LLC Agreement to co-manage the SLF JV. SLF JV is a joint venture that invests in the debt or equity interests of collateralized loan obligations, loan, notes and other debt instruments. The Company records interest income from its investment in an unsecured loan with SLF JV on an accrual basis and records dividend income from its membership interest when earned.  All operating decisions are shared with a 50% voting interest in SLF JV.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee.

As of February 29, 2024 and February 28, 2023 respectively, the Company’s investment in the SLF JV had a fair value of $25.2 million and $30.7 million, consisting of an unsecured loan of $15.8 million and $17.6 million, and membership interest of $9.4 million and $13.1 million. In addition, approximately $0.3 million and $0.4 million of interest income related to SLF JV was included in interest receivable on the Statement of Assets and Liabilities.

For the years ended February 29, 2024, February 28, 2023, and February 28, 2022, we recognized $1.8 million, $1.5 million and $0.1 million in interest income on the consolidated statement of operations, respectively, related to the SLF JV.

For the years ended February 29, 2024, and February 28, 2023 and 2022, the we recognized $5.9 million, $0.0 million and $0.0 million of dividend income on the consolidated statement of operations, respectively, related to the SLF JV.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

Credit Facility

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 161.1% as of February 29, 2024 and 165.9% as of February 28, 2023.

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

Encina Credit Facility

On October 4, 2021, the Company entered into the Credit and Security Agreement (the “Encina Credit Agreement”) relating to a $50.0 million senior secured revolving credit facility with the Lender, supported by loans held by SIF II and pledged to the Encina Credit Facility. The terms of the Encina Credit Facility required a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increased to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. Advances under the Encina Credit Facility originally bore interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by the Lender and the Company of a replacement benchmark rate.

On January 27, 2023, we entered into the first amendment to the Encina Credit Agreement to, among other things:

●	increase the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	change the underlying benchmark used to compute interest under the Encina Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increase the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extend the revolving period from October 4, 2024 to January 27, 2026;

●	extend the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to the Encina Facility Increase from $75.0 million to $150.0 million;

●	revise the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●	amend the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Encina Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of February 29, 2024 and February 28, 2023, there were $35.0 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we recorded $3.9 million, $2.0 million and $0.8 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees.

For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we recorded $0.5 million, $0.5 million and $0.3 million of amortization of deferred financing costs related to the Encina Credit Facility and Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expenses on the consolidated statements of operations. For the fiscal year ended February 29, 2024, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility was approximately $37.9 million and 9.66%, respectively. For the fiscal year ended February 28, 2023, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility were approximately $26.3 million and 6.72%, respectively. For the fiscal year ended February 28, 2022, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility were approximately $8.7 million and 5.22%, respectively.

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

Our borrowing base under the Encina Credit Facility was $35.0 million subject to the Encina Credit Facility cap of $65.0 million at February 29, 2024. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the February 29, 2024 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2023. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

SBA Debentures

The Company’s wholly owned subsidiaries, SBIC LP, SBIC II LP, and SBIC III LP, received SBIC licenses from the SBA on March 28, 2012, August 14, 2019, and September 29, 2022, respectively. SBIC LP’s license provides up to $150.0 million in additional long-term capital in the form of SBA debentures, while SBIC II LP’s and SBIC III LP’s SBIC licenses each provide up to $175.0 million. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. Following the debentures being fully repaid to the SBA, SBIC LP surrendered its license on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP.

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

As of February 29, 2024, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $66.7 million, respectively, and have $214.0 million in SBA-guaranteed debentures outstanding, of which $175.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

At February 29, 2024 and February 28, 2023, there was $214.0 million and $202.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0, and $0.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 29, 2024, the Company repaid $27.0 million of SBA debentures, resulting in a realized loss on extinguishment of $0.1 million related to the acceleration of deferred debt financing costs.

For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we recorded $6.2 million, $6.4 million and $4.7 million of interest expense related to the SBA debentures, respectively. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we recorded $1.0 million, $1.0 million and $0.7 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 29, 2024, February 28, 2023 and February 28, 2022 on the outstanding borrowings of the SBA debentures was 3.08%, 2.78% and 2.60%, respectively. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of SBA debentures outstanding was $202.5 million and $229.9 million, respectively.

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

For the years ended February 29, 2024 and February 28, 2023, we recorded $0.0 million and $1.2 million, respectively, of interest expense and $0.0 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 7.25% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 29, 2024 and February 28, 2023, the average dollar amount of 7.25% 2025 Notes outstanding was $0.0 million and $13.5 million, respectively.

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

As of February 29, 2024, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the total 7.75% 2025 Notes outstanding was $5.0 million, and they had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 29, 2024 and February 28, 2023, we recorded $0.4 million and $0.4 million, respectively, of interest expense and $0.05 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 29, 2024 and February 28, 2023, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively.

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

As of February 29, 2024, the total 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.2 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the total 6.25% 2027 Notes outstanding was $15.0 million, and they had a fair value of $13.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 29, 2024 and February 28, 2023, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.07 million and $0.07 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 29, 2024 and February 28, 2023, the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

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

As of February 29, 2024, the total 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $163.4 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the total 4.375% 2026 Notes outstanding was $175.0 million, and they had a fair value of $156.1 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, there was $175.0 million outstanding.

For the years ended February 29, 2024 and February 28, 2023, we recorded $7.7 million and $7.7 million, respectively, of interest expense, $0.8 million and $0.8 million, respectively, of amortization of deferred financing costs and $0.3 million and $0.3 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million respectively.

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

As of February 29, 2024, the total 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $67.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the total 4.35% 2027 Notes outstanding was $75.0 million, and they had a fair value of $64.5 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, there was $75.0 million outstanding.

For the years ended February 29, 2024 and February 28, 2023, we recorded $3.3 million and $3.3 million, respectively, of interest expense, $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.10 million and $0.09 million, respectively, of amortization of discount on issuance of 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million respectively.

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

As of February 29, 2024, the total 6.00% 2027 Notes outstanding was $105.5 million. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note. As of February 29, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.4 million, respectively.

For the years ended February 29, 2024 and February 28, 2023, we recorded $6.3 million and $5.3 million, respectively, of interest expense, $0.7 million and $0.6 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes due 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $100.4 million respectively.

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

As of February 29, 2024, the total 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the total 7.00% 2025 Notes outstanding was $12.0 million, and they had a fair value of $11.5 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, there was $12.0 million outstanding.

For the years ended February 29, 2024 and February 28, 2023, we recorded $0.8 million and $0.4 million, respectively, of interest expense, $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.06 million, respectively, of amortization of discount on issuance of 7.00% Notes due 2025. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $5.8 million respectively.

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

As of February 29, 2024, the total 8.00% 2027 Notes outstanding was $46.0 million. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note. As of February 29, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively.

For the years ended February 29, 2024 and February 28, 2023, the Company recorded $3.7 million and $1.3 million, respectively, of interest expense and $0.3 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $15.7 million, respectively.

8.125% 2027 Notes

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.9 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes.

As of February 29, 2024, the total 8.125% 2027 Notes outstanding was $60.4 million. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note. As of February 29, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.8 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.1 million, respectively.

For the years ended February 29, 2024 and February 28, 2023, the Company recorded $4.9 million and $1.1 million, respectively, of interest expense and $0.4 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $13.2 million, respectively.

8.75% 2025 Notes

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2025 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2025 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year. On February 2, 2024, pursuant to the terms of the indenture governing the 8.75% 2025 Notes, the Company elected to exercise its option to extend the maturity date of the 8.75% 2025 Notes from March 31, 2024 to March 31, 2025. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through the SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and general corporate purposes. Financing costs and discounts of $0.7 million related to the 8.75% 2025 Notes have been capitalized and are being amortized over the term of the 8.75% 2025 Notes.

As of February 29, 2024, the total 8.75% 2025 Notes outstanding was $20.0 million. The 8.75% 2025 Notes are not listed. The carrying amount of the outstanding 8.75% 2025 Notes had a fair value of $20.1 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2023, the total 8.75% 2025 Notes outstanding was $0.0 million, and they had a fair value of $0.0 million. As of February 28, 2023, there was $0.0 million outstanding.

For the years ended February 29, 2024 and February 28, 2023, we recorded $1.5 million and $0.0 million, respectively, of interest expense, $0.02 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.6 million and $0.0 million, respectively, of amortization of discount on issuance of 8.75% Notes due 2025. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 8.75% 2025 Notes outstanding was $17.5 million and $0.0 million respectively.

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

As of February 29, 2024, the total 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of February 29, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2023, the carrying amount and fair value of the 8.50% 2028 Notes was $0.0 million and $0.0 million, respectively.

For the years ended February 29, 2024 and February 28, 2023, we recorded $4.3 million and $0.0 million, respectively, of interest expense and $0.4 million and $0.0 million, respectively, of amortization of deferred financing costs of 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 29, 2024 and February 28, 2023, the average dollar amount of 8.50% 2028 Notes outstanding was $50.2 million and $0.0 million respectively.

Senior Securities

Information about our senior securities is shown in the following table as of February 28/29 for the fiscal years indicated in the table, unless otherwise noted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources” for more detailed information regarding the senior securities.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.00% Notes due 2025
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(16)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(17)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

(17)	Based on the average daily trading price of the 2028 Notes on the NYSE.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 29, 2024:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$35,000	$-	$35,000	$-	$-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	-	20,000	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$820,375	$-	$322,000	$284,375	$214,000

Off-balance Sheet Arrangements

At February 29, 2024 and February 28, 2023, the Company’s off-balance sheet arrangements consisted of $132.4 million and $108.8 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 29, 2024 and February 28, 2023 is shown in the table below (dollars in thousands):

	February 29, 2024	February 28, 2023
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	-
Ascend Software, LLC	5,000	5,000
Granite Comfort, LP	750	15,000
JDXpert	5,000	5,000
LFR Chicken LLC	-	4,000
Pepper Palace, Inc.	1,898	3,000
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	5,000	5,000
Stretch Zone Franchising, LLC	3,750	-
VetnCare MSO, LLC	10,000	-
Total	$77,696	$59,798

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$6,500	$-
ARC Health OpCo LLC	2,585	10,773
Artemis Wax Corp.	-	8,500
Ascend Software, LLC	-	3,200
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	-
BQE Software, Inc.	3,250	-
C2 Educational Systems	3,000	-
Davisware, LLC	750	-
Exigo, LLC	-	4,167
Exigo, LLC - Revolver	1,042	833
Gen4 Dental Partners Holdings, LLC	-	11,000
GoReact	2,500	2,500
Granite Comfort, LP	11,637	-
JDXpert	-	1,000
Inspect Point Holding, LLC	1,500	-
Pepper Palace, Inc. - Delayed Draw Term Loan	-	2,000
Pepper Palace, Inc. - Revolver	2,500	2,500
Procurement Partners, LLC	-	1,000
Stretch Zone Franchising, LLC	1,500	-
VetnCare MSO, LLC	15,319	-
Zollege PBC	150	1,000
	54,733	48,973
Total	$132,429	$108,771

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of February 29, 2024, the Company had cash and cash equivalents of $8.7 million and $31.8 million in available borrowings under the Encina Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee of the board of directors receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, we incurred $0.4 million, $0.4 million and $0.3 million for directors’ fees and expenses, respectively. As of February 29, 2024 and February 28, 2023, $0.0 million and $0.01 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 29, 2024, we had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of February 29, 2024, the Company purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended February 29, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan. During the year ended February 29, 2024, the Company purchased 88,576 shares of common stock, at the average price $24.36 for approximately $2.2 million pursuant to the Share Repurchase Plan.

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

As of February 29, 2024 the Company sold 6,543,878 shares for gross proceeds of $172.5 million at an average price of $26.37 for aggregate net proceeds of $171.0 million (net of transaction costs). During the three months ended February 29, 2024, the Company sold 501,105 shares for gross proceeds of $14.3 million at an average price of $28.44 for aggregate net proceeds of $14.3 million (net of transaction costs). During the year ended February 29, 2024, the Company sold 1,703,517 shares for gross proceeds of $49.0 million at an average price of $28.51 for aggregate net proceeds of $49.0 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended February 29, 2024, the Manager reimbursed the Company $1.4 million. For the year ended February 29, 2024, the Manager reimbursed the Company $4.5 million.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2022	12,131,350	$12,131	$328,062,246	$27,706,146	$355,780,523
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,976,222	7,976,222
Net realized gain (loss) from investments	-	-	-	162,509	162,509
Income tax (provision) benefit from realized gain on investments	-	-	-	69,250	69,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,333,449)	(9,333,449)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(361,951)	(361,951)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,428,817)	(6,428,817)
Capital Share Transactions:
Stock dividend distribution	42,825	43	1,108,637	-	1,108,680
Repurchases of common stock	(142,177)	(142)	(3,734,174)	-	(3,734,316)
Repurchase fees	-	-	(2,840)	-	(2,840)
Balance at May 31, 2022	12,031,998	$12,032	$325,433,869	$19,789,910	$345,235,811
Increase (Decrease) from Operations:
Net investment income	-	-	-	7,698,014	7,698,014
Net realized gain (loss) from investments	-	-	-	7,943,838	7,943,838
Realized losses on extinguishment of debt	-	-	-	(1,204,809)	(1,204,809)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(13,258,456)	(13,258,456)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(230,154)	(230,154)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,369,981)	(6,369,981)
Capital Share Transactions:
Stock dividend distribution	48,590	49	1,088,139	-	1,088,188
Repurchases of common stock	(153,350)	(154)	(3,685,951)	-	(3,686,105)
Repurchase fees	-	-	(3,071)	-	(3,071)
Balance at August 31, 2022	11,927,238	$11,927	$322,832,986	$14,368,362	$337,213,275

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	9,877,437	9,877,437
Net realized gain (loss) from investments	-	-	-	(740,434)	(740,434)
Income tax (provision) benefit from realized gain on investments	-	-	-	479,318	479,318
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(3,176,208)	(3,176,208)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(425,848)	(425,848)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(6,433,298)	(6,433,298)
Capital Share Transactions:
Stock dividend distribution	52,312	53	1,150,881	-	1,150,934
Repurchases of common stock	(94,071)	(95)	(2,179,600)	-	(2,179,695)
Repurchase fees	-	-	(1,881)	-	(1,881)
Balance at November 30, 2022	11,885,479	$11,885	$321,802,386	$13,949,329	$335,763,600

Increase (Decrease) from Operations:
Net investment income	-	-	-	9,649,474	9,649,474
Net realized gain (loss) from investments	-	-	-	80,683	80,683
Realized losses on extinguishment of debt	-	-	-	(382,274)	(382,274)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	10,549,981	10,549,981
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(697,380)	(697,380)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,081,306)	(8,081,306)
Capital Share Transactions:
Stock dividend distribution	53,615	55	1,300,405	-	1,300,460
Repurchases of common stock	(48,594)	(49)	(1,224,175)	-	(1,224,224)
Repurchase fees	-	-	(972)	-	(972)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	16,162	(16,162)	-
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offfering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,328	2,328
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779)	779	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108

Note 12. Earnings Per Share

In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 29, 2024	February 28, 2023	February 28, 2022
Net increase in net assets resulting from operations	$8,934	$24,676	$45,735
Weighted average common shares outstanding	12,670,939	11,963,533	11,456,631
Weighted average earnings per common share	$0.71	$2.06	$3.99

Note 13. Dividend

We have distributed or intend to distribute sufficient dividends to eliminate our U.S. federal taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock. Our distributions for the tax years ended February 29, 2024 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2025
March 28, 2024	$0.73	(45)
	$0.73
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90

Payment date	Cash Dividend
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

The following tables summarize dividends declared for the years ended February 29, 2024, February 28, 2023, February 28, 2022, February 28, 2021 and February 29, 2020 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 15, 2024	March 13, 2024	March 28, 2024	$0.73	$9,967
November 15, 2023	December 11, 2023	December 28, 2023	0.72	9,803
August 14, 2023	September 14, 2023	September 28, 2023	0.71	9,287
May 22, 2023	June 13, 2023	June 29, 2023	0.70	8,352
Total dividends declared			$2.86	$37,409

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 28, 2023	March 14, 2023	March 28, 2023	$0.69	$8,193
November 15, 2022	December 15, 2022	January 4, 2023	0.68	8,081
August 29, 2022	September 14, 2022	September 29, 2022	0.54	6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$2.44	$29,077

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 24, 2022	March 14, 2022	March 28, 2022	$0.53	$6,434
August 26, 2021	September 14, 2021	September 28, 2021	0.52	5,889
May 27, 2021	June 15, 2021	June 29, 2021	0.44	4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$1.92	$22,032

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 5, 2021	January 26, 2021	February 10, 2021	$0.42	$4,679
October 7, 2020	October 26, 2020	November 10, 2020	0.41	4,581
July 7, 2020	July 27, 2020	August 12, 2020	0.40	4,487
Total dividends declared			$1.23	$13,747

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 7, 2020	January 24, 2020	February 6, 2020	$0.56	$6,262
August 27, 2019	September 13, 2019	September 26, 2019	0.56	5,323
May 28, 2019	June 13, 2019	June 27, 2019	0.55	4,336
February 26, 2019	March 14, 2019	March 28, 2019	0.54	4,176
Total dividends declared			$2.21	$20,097

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 29, 2024, February 28, 2023, February 28, 2022, February 28, 2021 and February 29, 2020:

Per share data	February 29, 2024	February 28, 2023	February 28, 2022	February 28, 2021	February 29, 2020
Net asset value at beginning of period	$29.18	$29.33	$27.25	$27.13	$23.62
Net investment income(1)	4.49	2.94	1.74	2.07	1.59
Net realized and unrealized gain and losses on investments(1)	(3.77)	(0.75)	2.46	(0.74)	4.56
Realized losses on extinguishment of debt*	(0.01)	(0.13)	(0.21)	(0.01)	(0.17)
Net increase in net assets resulting from operations	0.71	2.06	3.99	1.32	5.98
Distributions declared from net investment income	(2.82)	(2.28)	(1.93)	(1.23)	(2.21)
Total distributions to stockholders	(2.82)	(2.28)	(1.93)	(1.23)	(2.21)
Issuance of common stock above net asset value(2)	(0.40)	(2.28)	(1.93)	(1.23)	(2.21)
Capital contribution from Manager for the issuance of common stock(8)	0.48	-	-	-	-
Repurchases of common stock(3)	0.03	0.17	0.01	0.13	-
Dilution(4)	(0.06)	(0.10)	-	(0.10)	(0.26)
Net asset value at end of period	$27.12	$29.18	$29.33	$27.25	$27.13
Net assets at end of period	$370,224,108	$346,958,042	$355,780,523	$304,185,770	$304,286,853
Shares outstanding at end of period	13,653,476	11,890,500	12,131,350	11,161,416	11,217,545
Per share market value at end of period	$23.61	$27.55	$27.47	$23.08	$22.91
Total return based on market value(5)	-3.92%	10.35%	28.19%	7.63%	9.28%
Total return based on net asset value(6)	4.20%	9.46%	15.88%	7.31%	26.22%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	16.01%	10.23%	6.05%	7.77%	6.31%
Ratio of loss on extinguishment of debt to average net assets	0.03%	0.46%	0.74%	0.04%	0.67%
Expenses:
Ratios of operating expenses and income taxes to average net assets*	8.59%	7.71%	6.48%	6.90%	6.10%
Ratio of incentive management fees to average net assets	2.26%	1.47%	3.58%	1.65%	6.01%
Ratio of interest and debt financing expenses to average net assets	13.84%	9.73%	6.03%	4.56%	6.23%
Ratio of total expenses and income taxes to average net assets*	24.70%	18.91%	16.09%	13.11%	18.34%
Portfolio turnover rate(7)	2.80%	24.05%	33.59%	25.26%	36.82%
Asset coverage ratio per unit(8)	1,610	1,659	2,092	3,471	6,071
Average market value per unit
Revolving Credit Facility(9)	N/A	N/A	N/A	N/A	N/A
SBA Debentures Payable(9)	N/A	N/A	N/A	N/A	N/A
6.75% Notes Payable 2023(10)	N/A	N/A	N/A	N/A	N/A
8.75% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
6.25% Notes Payable 2025(11)	N/A	N/A	N/A	$24.24	$25.75
7.00% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
7.25% Notes Payable 2025(12)	N/A	N/A	$26.18	25.77	N/A
7.75% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
4.375% Notes Payable 2026(9)	N/A	N/A	N/A	N/A	N/A
4.35% Notes Payable 2027(9)	N/A	N/A	N/A	N/A	N/A
6.00% Notes Payable 2027	$23.51	$23.97	N/A	N/A	N/A
6.25% Notes Payable 2027(9)	N/A	N/A	N/A	N/A	N/A
8.00% Notes Payable 2027	$25.00	$25.08	N/A	N/A	N/A
8.125% Notes Payable 2027	$25.05	$25.10	N/A	N/A	N/A
8.50% Notes Payable 2028	$25.17	N/A	N/A	N/A	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current NAV on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(8)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(9)	The Revolving Credit Facility, SBA Debentures, 8.75 Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2026, 7.00% Notes Payable 2025 and 6.25% Notes Payable 2027 are not registered for public trading.

(10)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

(11)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

(12)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

Note 15. Selected Quarterly Data (Unaudited)

	2024
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$37,233	$36,340	$35,514	$34,632
Net investment income	$12,785	$14,166	$13,965	$15,959
Net realized and unrealized gain (loss)	$(7,478)	$(18,222)	$(5,959)	$(16,172)
Realized losses on extinguishment of debt*	$-	$-	$(110)	$-
Net increase in net assets resulting from operations	$5,307	$(4,056)	$7,896	$(213)
Net investment income per common share	$0.94	$1.09	$1.15	$1.35
Net realized and unrealized gain (loss) per common share	$(0.55)	$(1.40)	$(0.49)	$(1.36)
Dividends declared per common share	$0.72	$0.71	$0.70	$0.69
Net asset value per common share	$27.12	$27.42	$28.44	$28.48

	2023
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$32,315	$26,257	$21,853	$18,679
Net investment income	$9,650	$9,877	$7,698	$7,976
Net realized and unrealized gain (loss)	$9,934	$(3,863)	$(5,545)	$(9,464)
Realized losses on extinguishment of debt*	$(382)	$-	$(1,205)	$-
Net increase in net assets resulting from operations	$19,202	$6,014	$948	$(1,488)
Net investment income per common share	$0.81	$0.83	$0.64	$0.66
Net realized and unrealized gain (loss) per common share	$0.81	$(0.32)	$(0.46)	$(0.78)
Dividends declared per common share	$0.68	$0.54	$0.53	$0.53
Net asset value per common share	$29.18	$28.25	$28.27	$28.69

	2022
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$18,980	$16,502	$18,442	$16,816
Net investment income	$5,796	$5,197	$6,393	$2,556
Net realized and unrealized gain (loss)	$2,725	$3,908	$3,101	$18,493
Realized losses on extinguishment of debt*	$(2,434)	$(118)	$(1,552)	$-
Net increase in net assets resulting from operations	$8,404	$8,340	$7,942	$21,049
Net investment income per common share	$0.48	$0.45	$0.57	$0.23
Net realized and unrealized gain (loss) per common share	$0.23	$0.34	$0.29	$1.66
Dividends declared per common share	$0.53	$0.52	$0.44	$0.43
Net asset value per common share	$29.33	$29.17	$28.97	$28.70

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements except for the following:

Live Oak Facility

On March 27, 2024, the Company and its wholly owned special purpose subsidiary, Saratoga Investment Funding III LLC (“SIF III”), entered into a credit and security agreement (the “Live Oak Credit Agreement”), by and among SIF III, as borrower, the Company, as collateral manager and equityholder, the lenders from time to time parties thereto, Live Oak Banking Company (“Live Oak”), as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator, relating to a special purpose vehicle financing credit facility (the “Live Oak Credit Facility”).

The Live Oak Credit Facility provides for borrowings in U.S. dollars in an aggregate amount of up to $50.0 million. During the first two years following the closing date, SIF III may request one or more increases in the commitment amount from $50.0 million to an amount not to exceed $150.0 million, subject to certain terms and conditions and a customary fee. The terms of the Live Oak Credit Agreement require a minimum drawn amount of $12.5 million at all times during the period ending March 27, 2025 and, thereafter, the greater of: (i) $25.0 million and (ii) 50% of the facility amount in effect at such time. The Live Oak Credit Facility matures on March 27, 2027. Advances are available during the term of the Live Oak Credit Facility and must be repaid in full at maturity. SIF III may request an extension of the maturity date by an additional one year, subject to the agreement of the lenders and an extension fee.

Advances under the Live Oak Credit Facility are subject to a borrowing base calculation, and the Live Oak Credit Facility has various eligibility criteria for loans to be included in the borrowing base. Advances under the Live Oak Credit Facility bear interest at a floating rate per annum equal to Adjusted Term SOFR plus an applicable margin between 3.50% and 4.25% based on the Live Oak Credit Facility’s utilization. The Live Oak Credit Agreement also provides for an unused fee of 0.50% on the unused commitments. SIF III’s obligations to the lenders under the Live Oak Credit Facility are secured by a first priority security interest in substantially all of SIF III’s assets. In addition, SIF III’s obligations to the lenders under the Live Oak Credit Facility are secured by a pledge by the Company of its equity interests in SIF III, which is evidenced by the equity pledge agreement, dated as of March 27, 2024, by and between the Company, as pledgor, and Live Oak, as collateral agent for the benefit of the secured parties.

In connection with the Live Oak Credit Agreement, the Company entered into a loan sale and contribution agreement with SIF III, dated as of March 27, 2024, by and between the Company, as seller, and SIF III, as purchaser, pursuant to which the Company will sell or contribute certain loans held by the Company to SIF III to be used to support the borrowing base under the Live Oak Credit Facility. The Live Oak Credit Facility permits loan proceeds and excess cash in SIF III’s collection accounts to be distributed to us at any time based on three business days advance notice, subject to compliance with various conditions, including the absence of a default or event of default, the absence of an over-advance against the borrowing base and the absence of a violation of the financial covenants.

INDEX TO OTHER FINANCIAL STATEMENTS

Saratoga Investment Corp. CLO 2013-1, Ltd.

IMPORTANT NOTE

In accordance with certain SEC rules, Saratoga Investment Corp. (the “Company”) is providing additional information regarding one of its portfolio companies, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”). The Company owns 100% of the subordinated notes of Saratoga CLO. The additional financial information regarding Saratoga CLO does not directly impact the Company’s financial position, results of operations or cash flows.

Independent Auditor’s Report

To the Board of Directors

Saratoga Investment Corp. CLO 2013-1, Ltd.

Opinion

We have audited the financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which comprise the statements of assets and liabilities as of February 29, 2024 and February 28, 2023, including the schedule of investments, as of February 29, 2024 and February 28, 2023, and the related statements of operations, changes in net assets, and cash flows for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. as of February 29, 2024 and February 28, 2023, and the results of its operations, changes in its net assets, and its cash flows for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America ("GAAS"). Our responsibilities under those standards are further described in the Auditor's Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of Saratoga CLO and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Saratoga CLO's ability to continue as a going concern for one year after the date that the financial statements are available to be issued.

Auditor's Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Saratoga CLO's internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Saratoga CLO's ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ CohnReznick LLP

Parsippany, New Jersey

May 6, 2024

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 29, 2024	February 28, 2023

ASSETS
Investments at fair value
Loans at fair value (amortized cost of $629,345,724 and $645,599,001, respectively)	$606,531,189	$605,954,468
Equities at fair value (amortized cost of $1,649,986 and $0, respectively)	1,020,585	-
Total investments at fair value (amortized cost of $630,995,710 and $645,599,001, respectively)	607,551,774	605,954,468
Cash and cash equivalents	12,104,832	23,776,950
Receivable from open trades	2,865,174	1,827,460
Interest receivable (net of reserve of $615,604 and $234,690, respectively)	3,402,471	3,026,720
Due from affiliate (See Note 7)	3,953	119,150
Prepaid expenses and other assets	205,400	152,760
Total assets	$626,133,604	$634,857,508

LIABILITIES
Interest payable	$5,043,712	$4,662,695
Payable from open trades	10,519,573	23,184,337
Accrued base management fee	68,605	72,762
Accrued subordinated management fee	274,418	291,047
Accounts payable and accrued expenses	84,199	82,565
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(220,100)	(244,234)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,286,598)	(2,537,315)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,707,224)	(1,897,076)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(36,164,988)	(40,130,353)
Total liabilities	697,611,597	705,484,428

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(71,478,243)	(70,627,170)
Total net deficit	(71,477,993)	(70,626,920)
Total liabilities and net assets	$626,133,604	$634,857,508

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the years ended
	February 29, 2024	February 28, 2023	February 28, 2022
INVESTMENT INCOME
Interest from investments	$61,667,773	$42,505,427	$30,767,008
Interest from cash and cash equivalents	719,268	39,754	691
Other income	929,392	551,174	710,708
Total investment income	63,316,433	43,096,355	31,478,407

EXPENSES
Interest and debt financing expenses	57,706,205	38,425,261	24,220,477
Base management fee	654,046	653,964	652,517
Subordinated management fee	2,616,185	2,615,856	2,610,073
Professional fees	307,340	252,196	255,521
Trustee expenses	262,197	276,689	262,632
Other expense	241,181	303,371	243,511
Total expenses	61,787,154	42,527,337	28,244,731
NET INVESTMENT INCOME (LOSS)	1,529,279	569,018	3,233,676

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss from investments	(18,580,949)	(8,412,837)	(1,063,813)
Net change in unrealized appreciation (depreciation) on investments	16,200,597	(25,585,618)	(10,829,482)
Net realized and unrealized gain (loss) on investments	(2,380,352)	(33,998,455)	(11,893,295)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(851,073)	$(33,429,437)	$(8,659,619)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the years ended
	February 29, 2024	February 28, 2023	February 28, 2022
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income (loss)	$1,529,279	$569,018	$3,233,676
Net realized gain (loss) from investments	(18,580,949)	(8,412,837)	(1,063,813)
Realized losses on extinguishment of debt	-	-	-
Net change in unrealized appreciation (depreciation) on investments	16,200,597	(25,585,618)	(10,829,482)
Net increase (decrease) in net assets resulting from operations	(851,073)	(33,429,437)	(8,659,619)
Total increase (decrease) in net assets	(851,073)	(33,429,437)	(8,659,619)
Net assets at beginning of period	(70,626,920)	(37,197,483)	(28,537,864)
Net assets at end of period	$(71,477,993)	$(70,626,920)	$(37,197,483)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the years ended
	February 29, 2024	February 28, 2023	February 28, 2022
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(851,073)	$(33,429,437)	$(8,659,618)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(960,409)	(764,255)	(609,083)
Net accretion of discount on investments	(3,123,995)	(2,470,677)	(3,151,234)
Amortization of discount and deferred debt financing costs	4,430,068	4,418,481	4,418,481
Realized loss on extinguishment of debt	-	-	-
Net realized (gain) loss from investments	18,580,949	8,412,837	1,063,812
Net change in unrealized (appreciation) depreciation on investments	(16,200,597)	25,585,618	10,829,482
Proceeds from sales and repayments of investments	121,049,971	124,326,428	247,233,353
Purchases of investments	(120,943,225)	(122,081,068)	(302,309,641)
(Increase) decrease in operating assets:
Interest receivable, net	(375,751)	(963,864)	(565,523)
Receivable from open trades	(1,037,714)	7,325,200	(7,250,906)
Due from affiliate	115,197	(119,150)	-
Prepaid expenses and other assets	(52,640)	(52,693)	18,801
Increase (decrease) in operating liabilities:
Interest and debt fees payable	381,017	3,002,919	1,535,543
Payable for open trades	(12,664,764)	4,389,710	(47,503,941)
Accrued base management fee	(4,157)	252	65,580
Accrued subordinated management fee	(16,629)	1,007	262,325
Accounts payable and accrued expenses	1,634	23,849	(751,044)
Due to affiliate	-	-	(2,600,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,672,118)	17,605,157	(107,973,613)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,672,118)	17,605,157	(107,973,613)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,776,950	6,171,793	114,145,406
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,104,832	$23,776,950	$6,171,793

Supplemental Information:
Interest paid during the year	$52,895,120	$31,003,861	$18,266,452

Supplemental non-cash information:
Paid-in-kind interest income and other adjustments to cost	$960,409	$764,255	$609,083
Net accretion of discount on investments	3,123,995	2,470,677	3,151,234
Amortization of deferred debt financing costs and discount on notes	4,430,068	4,418,481	4,418,481

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					15,981	$-	$44,587
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity					92,837	-	-
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity					4,410	175,000	42,998
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity					86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					24,320	1,034,581	468,000
URS TOPCO LLC	Transportation: Cargo	Common Stock	Equity					25,330	440,405	465,000
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B (09/23)	Loan	1M USD SOFR+ 2.25%	0.00%	7.58%	9/12/2030	$1,447,500	1,427,292	1,440,002
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	8.67%	2/7/2029	2,473,646	2,383,742	2,416,950
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+ 5.25%	0.00%	10.82%	7/8/2028	2,472,826	2,173,473	2,418,745
Adtalem Global Education Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.75%	8.83%	8/12/2028	582,329	578,482	583,423
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 5.50%	1.00%	11.08%	5/9/2025	2,308,370	2,303,734	2,206,410
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+ 3.00%	0.00%	8.33%	5/1/2030	1,674,704	1,662,945	1,668,424
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD SOFR+ 3.75%	0.75%	9.20%	10/18/2027	2,925,000	2,856,780	2,914,031
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	1M USD SOFR+ 3.50%	0.75%	8.93%	8/11/2028	1,970,000	1,853,394	1,970,276
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD SOFR+ 5.00%	0.00%	10.57%	8/15/2025	4,551,925	4,499,117	4,392,607
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD SOFR+ 4.75%	0.75%	10.17%	4/6/2028	2,474,684	2,334,728	2,471,590
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+ 7.32%	0.00%	7.42%	10/10/2025	1,654,803	1,647,646	1,646,943
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+ 2.50%	0.50%	7.94%	2/4/2028	243,125	242,907	243,064
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD SOFR+ 2.50%	0.50%	7.93%	3/12/2026	2,104,577	2,095,205	2,101,947
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+ 5.50%	0.00%	11.00%	2/10/2027	4,349,069	4,329,175	3,803,870
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	1M USD SOFR+ 3.50%	0.50%	8.82%	11/6/2030	803,044	802,787	803,197
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+ 3.75%	0.50%	9.18%	5/12/2028	1,955,000	1,948,856	1,945,948
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B Add-on	Loan	1M USD SOFR+ 3.75%	0.00%	9.07%	5/31/2030	250,000	250,000	250,000

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.(c)	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+ 5.00%	1.00%	10.45%	4/30/2025	1,110,821	1,110,656	877,549
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD SOFR+ 2.75%	0.50%	8.19%	1/29/2028	486,250	484,910	483,819
Amer Sports Oyj (MASCOT BIDCO OY)	Consumer goods: Durable	USD Term Loan B (01/24)	Loan	3M USD SOFR+ 3.25%	0.00%	8.58%	2/7/2031	500,000	497,525	499,375
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+ 3.50%	0.50%	8.92%	12/13/2029	480,000	467,515	479,798
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan (01/23)	Loan	1M USD SOFR+ 6.00%	1.00%	11.33%	4/5/2028	2,982,733	2,981,076	2,983,478
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	9.18%	3/3/2028	1,357,439	1,355,695	1,323,788
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD SOFR+ 2.25%	0.75%	7.69%	2/17/2028	1,940,029	1,924,089	1,930,484
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+ 3.75%	0.00%	9.36%	8/11/2025	947,500	946,257	681,859
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.00%	8.93%	7/18/2026	1,959,296	1,939,016	1,955,632
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 6.00%	0.75%	11.44%	11/19/2027	2,940,000	2,901,304	2,940,000
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+ 5.50%	0.75%	10.94%	9/1/2027	1,775,000	1,757,513	1,734,317
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+ 5.50%	0.75%	10.94%	9/1/2027	500,000	495,081	487,320
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+ 5.00%	0.50%	10.32%	7/26/2028	495,000	468,246	494,381
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.00%	8.19%	5/15/2026	2,908,629	2,890,508	2,857,728
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	3/6/2028	972,500	966,275	943,325
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD SOFR+ 3.00%	0.50%	8.43%	10/21/2028	1,473,750	1,471,272	1,474,207
AppLovin Corporation	High Tech Industries	Term Loan (08/23)	Loan	1M USD SOFR+ 3.00%	0.50%	8.43%	8/15/2030	969,617	969,617	970,374
AqGen Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	8/2/2028	500,000	496,312	496,375
Aramark Services, Inc.	Services: Consumer	Term Loan B (4/21)	Loan	1M USD SOFR+ 2.50%	0.00%	7.94%	4/1/2028	1,753,715	1,748,558	1,750,436
Aramark Services, Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	7.19%	1/15/2027	2,331,250	2,292,785	2,324,699

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	8.93%	9/23/2028	981,274	978,810	972,550
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+ 3.25%	0.50%	8.68%	12/6/2027	1,469,697	1,463,299	1,405,398
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.50%	9.19%	11/24/2028	497,980	493,335	498,602
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 4.50%	0.00%	9.93%	8/9/2030	2,642,718	2,627,451	2,651,650
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+ 4.25%	0.00%	9.57%	12/13/2030	900,000	891,160	900,000
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD SOFR+ 1.75%	0.00%	7.18%	9/7/2027	967,500	965,030	966,068
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD SOFR+ 3.50%	0.00%	8.94%	2/12/2027	979,592	977,377	979,866
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	8.83%	2/12/2027	491,250	490,654	491,250
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	2/12/2027	975,000	975,000	975,000
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+ 4.00%	0.00%	9.43%	8/19/2028	1,975,000	1,895,414	1,957,719
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD SOFR+ 3.25%	0.00%	8.69%	12/18/2026	2,934,604	2,928,879	2,915,442
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+ 3.25%	0.50%	8.58%	2/15/2029	1,317,171	1,313,077	1,304,619
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+ 2.00%	0.00%	7.32%	6/22/2028	1,483,750	1,429,872	1,483,038
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (08/23)	Loan	3M USD SOFR+ 2.50%	0.50%	7.85%	12/20/2029	867,888	860,595	868,183
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 6.62%	0.75%	12.06%	9/20/2027	450,000	440,909	445,500
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+ 2.50%	0.00%	7.83%	10/10/2026	556,042	553,804	553,540
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+ 4.00%	0.50%	9.50%	5/29/2029	985,000	981,238	980,075
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	10/14/2027	1,960,048	1,946,212	1,946,171

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Barnes Group Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	8.43%	8/9/2030	249,375	247,649	249,500
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+ 5.25%	0.50%	10.67%	2/1/2027	1,850,000	1,710,365	1,465,552
Belfor Holdings Inc.	Services: Consumer	Term Loan B-1 (11/23)	Loan	1M USD SOFR+ 3.75%	0.50%	9.08%	10/25/2030	1,600,000	1,584,928	1,602,000
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.50%	7.58%	4/13/2028	1,945,000	1,945,000	1,943,172
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+ 2.25%	0.50%	7.66%	4/18/2029	248,750	248,750	248,544
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+ 3.25%	0.50%	8.70%	1/24/2029	1,970,000	1,969,251	1,852,785
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD SOFR+ 2.75%	0.50%	8.19%	4/23/2026	1,450,228	1,444,650	1,439,352
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	7.69%	4/23/2026	969,620	966,168	962,348
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD SOFR+ 2.50%	0.00%	8.11%	3/4/2028	972,500	971,083	967,229
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 2.75%	0.00%	8.08%	1/22/2031	1,440,189	1,436,033	1,437,942
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+ 2.75%	0.50%	8.18%	12/13/2029	493,769	482,991	493,833
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.50%	8.33%	1/31/2031	500,000	497,629	501,460
Boxer Parent Company, Inc.	High Tech Industries	Term Loan USD (11/23)	Loan	1M USD SOFR+ 4.25%	0.00%	9.58%	12/29/2028	1,012,255	1,007,334	1,015,018
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan (02/24)	Loan	1M USD SOFR+ 3.25%	0.00%	8.58%	2/21/2031	972,500	972,500	961,355
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD SOFR+ 3.00%	0.00%	8.44%	1/22/2027	2,918,464	2,915,588	2,913,007
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.00%	8.08%	1/17/2031	1,447,688	1,447,688	1,442,028
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+ 3.00%	0.00%	8.33%	7/1/2029	493,750	483,706	492,856
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B2	Loan	1M USD SOFR+ 2.50%	0.00%	7.83%	11/15/2030	333,333	332,779	333,393
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B 3	Loan	1M USD SOFR+ 2.00%	0.00%	7.33%	11/1/2026	1,595,639	1,589,524	1,595,910
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	3/31/2028	2,437,500	2,421,791	2,400,938

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.00%	8.93%	3/16/2030	496,250	491,660	496,200
Calpine Corporation	Utilities: Electric	Term Loan B-10 (01/20)	Loan	3M USD LIBOR+ 2.00%	0.00%	3.87%	8/12/2026	2,000,000	1,990,000	1,983,760
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+ 2.50%	0.75%	7.94%	6/5/2028	2,462,025	2,277,630	2,401,238
CAPSTONE BORROWER INC	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+ 3.75%	0.00%	9.10%	6/15/2030	998,077	984,312	993,396
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	3M USD SOFR+ 6.75%	0.00%	12.36%	7/31/2026	3,930,582	3,912,784	589,587
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+ 3.75%	0.00%	9.35%	1/27/2027	1,946,639	1,939,553	1,354,627
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+ 2.75%	0.50%	8.40%	10/21/2027	990,000	983,747	989,228
Catalent Pharma Solutions, Inc.	Healthcare & Pharmaceuticals	Term Loan B4	Loan	1M USD SOFR+ 3.00%	0.50%	8.32%	2/22/2028	600,000	595,597	601,500
Catalent Pharma Solutions, Inc.	Healthcare & Pharmaceuticals	Term Loan B3 (2/21)	Loan	1M USD SOFR+ 2.00%	0.50%	7.43%	2/22/2028	598,462	587,525	597,588
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+ 2.75%	1.00%	8.19%	11/1/2025	2,464,605	2,167,043	2,214,029
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.50%	7.69%	9/16/2028	245,000	244,633	244,030
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+ 4.00%	0.75%	9.35%	12/17/2027	243,125	241,678	241,195
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+ 4.25%	0.50%	9.68%	3/5/2028	990,000	949,452	920,700
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	9.19%	3/5/2028	972,500	969,580	866,741
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+ 5.50%	0.00%	10.83%	9/25/2025	2,375,000	2,368,777	1,863,520
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (10/23)	Loan	3M USD SOFR+ 4.00%	0.00%	9.35%	7/6/2029	992,500	967,482	994,406
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	3M USD SOFR+ 4.75%	1.00%	10.33%	7/14/2026	2,932,500	2,917,832	2,930,682
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	7.94%	8/27/2028	868,330	862,415	868,191

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD SOFR+ 2.25%	0.00%	7.69%	3/15/2027	3,838,165	3,835,627	2,781,480
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+ 5.25%	0.50%	10.57%	2/11/2028	1,485,000	1,404,122	1,487,866
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD SOFR+ 3.50%	0.50%	8.83%	8/10/2028	2,393,717	2,355,365	2,345,842
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+ 2.00%	0.00%	7.43%	3/17/2028	486,250	485,591	485,642
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	5/17/2028	1,959,849	1,885,810	1,951,676
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/24)	Loan	1M USD SOFR+ 2.25%	0.00%	7.58%	7/29/2030	4,863,365	4,862,868	4,857,286
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loa 1st Lien Incremental	Loan	3M USD SOFR+ 3.25%	0.50%	8.57%	4/27/2028	997,500	992,828	997,919
Clarios Global LP	Automotive	Term Loan (12/23)	Loan	1M USD SOFR+ 3.00%	0.00%	8.33%	5/6/2030	1,197,000	1,191,616	1,196,629
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+ 4.50%	0.50%	9.92%	8/9/2026	3,404,430	3,390,583	3,132,076
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 3.68%	0.50%	9.10%	4/13/2029	1,477,500	1,448,088	1,475,343
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD SOFR+ 2.75%	0.50%	8.39%	5/14/2028	406,951	406,326	407,207
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.50%	9.69%	10/16/2028	2,762,330	2,701,073	2,702,470
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD SOFR+ 3.50%	1.00%	8.83%	12/11/2026	2,887,500	2,809,993	2,882,678
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.75%	8.94%	10/2/2027	2,714,005	2,553,865	2,544,379
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD SOFR+ 2.25%	0.00%	7.68%	1/31/2028	4,000,000	3,990,860	3,950,000
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	6/2/2028	2,443,750	2,436,006	2,372,344
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/23)	Loan	1M USD SOFR+ 2.50%	0.00%	7.94%	3/2/2027	1,940,138	1,940,138	1,941,903
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+ 3.50%	0.00%	8.83%	11/27/2028	1,588,004	1,577,748	1,588,449
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	1M USD SOFR+ 2.25%	0.50%	7.58%	2/19/2029	1,230,000	1,190,854	1,230,923
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2	Loan	1M USD SOFR+ 3.50%	0.75%	8.83%	9/15/2027	487,500	487,355	486,891

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B (01/24)	Loan	3M USD SOFR+ 4.75%	0.75%	10.07%	1/30/2031	2,400,000	2,376,371	2,409,000
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+ 2.50%	0.00%	7.93%	4/15/2027	480,000	480,000	448,277
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+ 4.50%	0.00%	9.82%	4/15/2027	2,376,032	2,368,120	2,307,222
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+ 5.00%	0.50%	10.48%	2/15/2029	2,210,625	2,165,966	2,194,045
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 6.00%	1.00%	11.57%	11/2/2027	1,937,017	1,903,074	1,830,481
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD SOFR+ 4.00%	0.75%	9.44%	3/5/2028	1,162,500	1,159,080	1,162,860
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	1M USD SOFR+ 3.25%	0.50%	8.63%	6/29/2029	990,019	949,041	990,791
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+ 4.00%	0.00%	9.33%	10/16/2026	1,454,660	1,454,660	1,442,426
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+ 3.50%	0.50%	8.93%	11/16/2029	5,346,000	5,244,974	5,325,952
Delos Aircraft DAC	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.00%	7.35%	10/31/2027	250,000	250,000	250,438
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+ 2.25%	0.50%	7.60%	1/15/2030	2,000,000	1,991,389	1,997,000
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan (09/23)	Loan	1M USD SOFR+ 4.25%	0.50%	9.58%	11/1/2030	625,000	616,061	625,394
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+ 3.75%	0.50%	9.36%	10/4/2028	982,500	979,722	978,206
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+ 4.75%	0.75%	10.08%	3/31/2028	493,750	477,680	492,051
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+ 10.00%	1.00%	15.43%	5/25/2026	152,224	149,462	146,896
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	3M USD SOFR+ 5.25%	0.75%	10.83%	8/2/2029	3,190,000	3,169,423	3,181,036
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+ 4.38%	0.50%	9.71%	10/4/2029	1,485,028	1,383,712	1,476,207
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+ 4.25%	0.75%	9.75%	3/25/2028	487,500	484,443	452,463
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+ 5.50%	0.75%	10.94%	11/30/2028	3,243,968	3,187,785	3,163,874
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.50%	9.43%	11/30/2028	1,974,747	1,809,468	1,955,000
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+ 5.25%	0.50%	10.68%	12/15/2028	3,932,462	3,808,999	3,605,596
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD SOFR+ 3.75%	0.00%	9.19%	3/1/2028	6,370,000	6,338,820	6,354,075

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+ 2.75%	0.00%	8.19%	8/21/2025	198,929	198,685	198,432
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+ 3.25%	0.50%	8.68%	1/31/2030	2,024,241	2,022,091	1,999,788
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (08/23)	Loan	1M USD SOFR+ 4.00%	0.50%	9.33%	1/31/2030	1,100,000	1,074,202	1,097,250
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	8/16/2028	980,000	976,771	977,344
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	8.93%	11/23/2028	1,965,000	1,962,209	1,926,761
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD SOFR+ 3.50%	0.75%	8.94%	4/7/2028	2,166,328	2,161,731	2,158,616
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD SOFR+ 4.25%	0.00%	9.68%	6/26/2025	1,868,421	1,868,421	1,861,415
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+ 3.00%	0.50%	8.44%	11/1/2028	491,250	489,769	490,253
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+ 6.50%	0.00%	11.94%	12/14/2025	2,522,373	2,488,308	2,485,798
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.50%	8.33%	3/30/2029	2,598,596	2,581,552	2,366,360
Emerson Climate Technologies Inc	Services: Business	Term Loan B (04/23)	Loan	1M USD SOFR+ 2.50%	0.00%	7.79%	5/31/2030	1,000,000	995,376	997,250
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime 6.00%	0.75%	14.50%	3/27/2028	2,335,285	2,330,451	1,522,606
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD SOFR+ 3.50%	0.75%	9.42%	2/10/2028	2,437,500	2,430,093	2,380,048
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	3M USD SOFR+ 3.50%	0.50%	8.95%	10/30/2029	1,487,496	1,472,128	1,489,355
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+ 5.75%	0.50%	11.10%	10/6/2029	975,000	908,088	871,104
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+ 4.50%	0.50%	9.93%	12/11/2028	980,000	973,017	981,470
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+ 3.50%	0.50%	8.83%	10/30/2030	1,125,000	1,108,675	1,123,594
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 3.75%	0.00%	9.39%	2/18/2027	-	1,951	-
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	First Lien TLB	Loan	1M USD SOFR+ 4.00%	0.00%	9.32%	2/12/2031	500,000	495,088	499,315
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (08/23)	Loan	3M USD SOFR+ 3.00%	0.00%	8.31%	6/27/2029	2,816,795	2,813,980	2,815,386

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+ 5.00%	1.00%	10.57%	3/30/2027	4,862,500	4,816,997	4,868,578
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD SOFR+ 2.50%	0.00%	7.95%	2/1/2027	5,091,652	5,082,259	5,068,332
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+ 3.00%	0.50%	8.61%	7/21/2028	715,360	711,800	709,694
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+ 3.00%	0.50%	8.61%	7/21/2028	216,966	215,877	215,248
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+ 5.25%	1.00%	10.58%	2/5/2029	1,200,000	1,164,361	1,165,500
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+ 3.25%	0.50%	8.86%	7/21/2028	309,759	304,101	310,103
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan B3 (11/23)	Loan	3M USD SOFR+ 2.25%	0.50%	7.70%	11/25/2030	3,000,000	2,992,850	2,984,370
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7	Loan	1M USD SOFR+ 2.75%	0.50%	8.08%	6/30/2028	1,472,388	1,458,275	1,461,345
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+ 4.75%	0.75%	10.36%	3/10/2026	799,104	795,310	703,211
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+ 4.75%	0.75%	10.33%	3/10/2026	2,977,500	2,874,281	2,612,756
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 2.25%	0.00%	7.68%	8/1/2025	4,263,723	4,255,884	4,258,394
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD SOFR+ 2.25%	0.00%	7.68%	1/29/2027	1,930,000	1,928,989	1,928,340
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD SOFR+ 3.25%	0.50%	8.82%	4/30/2028	1,466,250	1,461,820	1,465,634
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD SOFR+ 3.00%	0.50%	8.57%	12/31/2027	2,183,488	2,172,849	2,163,466
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD SOFR+ 2.00%	0.00%	7.45%	12/30/2026	1,443,750	1,440,683	1,443,577
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+ 2.50%	0.00%	2.96%	8/27/2025	2,781,634	2,604,347	2,766,864
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan	Loan	3M USD SOFR+ 3.00%	0.00%	8.33%	10/4/2030	500,000	497,577	499,585
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	9.68%	11/29/2025	4,846,612	4,750,154	4,708,290
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD SOFR+ 2.00%	0.00%	7.44%	8/10/2027	947,411	947,411	946,984
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD SOFR+ 5.25%	0.75%	10.69%	12/1/2027	1,875,000	1,862,167	1,556,250

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	1M USD SOFR+ 4.75%	0.00%	10.17%	4/30/2028	1,254,792	730,596	1,198,326
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	1M USD SOFR+ 4.75%	0.00%	10.17%	4/30/2028	1,732,808	1,646,943	1,199,970
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+ 3.00%	0.75%	8.44%	8/7/2027	945,831	942,144	944,554
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD SOFR+ 3.75%	0.75%	9.19%	3/6/2028	970,169	967,400	969,994
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+ 2.25%	0.50%	7.75%	1/24/2029	144,063	143,842	143,838
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD SOFR+ 2.50%	0.50%	7.94%	2/24/2028	2,807,931	2,806,739	2,807,061
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD SOFR+ 4.75%	0.75%	10.36%	5/27/2028	2,473,405	2,125,105	2,402,740
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+ 2.25%	0.00%	7.58%	5/12/2030	249,375	248,230	249,375
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD SOFR+ 2.75%	0.50%	8.19%	10/19/2027	3,344,665	3,330,419	3,319,212
Helix Gen Funding, LLc	Energy: Electricity	Term Loan	Loan	3M USD SOFR+ 4.75%	1.00%	10.10%	12/31/2027	932,597	915,944	933,763
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.00%	9.07%	6/30/2028	500,000	490,436	481,875
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+ 2.75%	0.50%	8.19%	7/14/2028	3,172,373	3,168,887	3,167,266
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+ 2.00%	0.00%	7.42%	11/8/2030	1,500,000	1,496,471	1,501,020
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan (3/21)	Loan	1M USD SOFR+ 2.75%	0.50%	8.19%	8/2/2028	497,455	497,455	496,834
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.00%	8.18%	8/2/2028	500,000	500,000	499,375
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD SOFR+ 2.50%	0.00%	7.94%	8/18/2025	3,116,400	3,113,557	3,044,598
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+ 3.75%	0.75%	9.19%	11/17/2028	2,254,003	2,247,557	2,188,795
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+ 3.00%	0.00%	8.44%	3/17/2028	5,835,000	5,798,864	5,792,171
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+ 3.50%	0.50%	8.82%	2/26/2029	2,474,937	2,235,702	2,442,466
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+ 3.50%	0.50%	8.81%	2/15/2031	3,000,000	2,985,024	2,983,440

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD SOFR+ 3.75%	0.75%	9.21%	3/2/2028	4,762,143	4,756,197	4,730,379
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+ 3.75%	0.50%	9.19%	11/1/2028	2,458,728	2,449,919	2,452,581
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD SOFR+ 3.75%	0.00%	9.08%	3/6/2028	2,193,266	2,192,568	2,119,243
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+ 3.75%	0.00%	9.18%	3/13/2030	497,500	492,907	490,450
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+ 3.50%	0.00%	8.93%	2/18/2030	995,000	985,838	985,259
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	9.68%	4/2/2029	2,714,874	2,657,733	2,667,363
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD SOFR+ 2.75%	0.00%	8.19%	10/27/2028	491,250	491,064	491,250
Ingram Micro Inc.	Wholesale	Term Loan (09/23)	Loan	3M USD SOFR+ 3.00%	0.50%	8.61%	6/30/2028	1,095,000	1,087,525	1,093,631
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	1M USD SOFR+ 5.50%	1.00%	10.83%	5/1/2026	3,333,250	3,240,468	3,305,117
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 3.25%	0.00%	8.58%	2/4/2027	481,250	480,346	475,475
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Instant Brands TL	Loan	Prime 4.00%	0.75%	14.50%	4/7/2028	10,085	10,085	10,085
INSTANT BRANDS HOLDINGS INC. (b)	Consumer goods: Durable	Term Loan 4/21	Loan	Prime 4.00%	0.75%	14.50%	4/7/2028	3,942,576	3,929,234	256,267
INSTANT BRANDS HOLDINGS INC. (c)	Consumer goods: Durable	PIK DIP Term Loan	Loan	1M USD SOFR+ 3.00%	1.00%	15.45%	1/31/2024	1,523,653	1,523,115	1,557,935
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.75%	8.18%	12/15/2027	494,962	490,830	494,101
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+ 2.50%	0.00%	2.50%	4/13/2028	1,258,790	838,779	1,082,559
Isolved Inc.	Services: Business	Term Loan	Loan	6M USD SOFR+ 4.00%	0.50%	9.48%	10/5/2030	625,000	618,886	626,563
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 2.50%	0.00%	7.94%	1/26/2028	3,880,000	3,878,565	3,869,602
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.75%	9.69%	3/1/2028	2,925,000	2,876,836	2,850,647
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	3M USD SOFR+ 5.50%	1.00%	11.07%	11/20/2027	3,456,884	3,442,560	276,551
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+ 4.73%	0.50%	10.27%	2/12/2026	1,458,750	1,456,824	1,400,400

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD SOFR+ 3.25%	0.75%	8.86%	3/13/2028	486,159	485,291	485,211
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	8.93%	4/10/2030	995,006	967,558	998,121
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+ 3.50%	0.50%	8.93%	9/1/2027	486,325	479,475	464,440
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed 0.00%	0.00%	8.00%	9/27/2027	1,127,568	568,253	761,108
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+ 1.00%	0.00%	6.44%	6/30/2025	355,751	355,751	138,149
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+ 4.75%	0.50%	10.18%	2/16/2029	2,475,771	2,084,045	2,310,216
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+ 5.50%	1.00%	10.94%	8/26/2027	1,659,313	1,653,207	1,595,015
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+ 4.75%	0.75%	10.19%	3/17/2028	975,000	972,922	957,938
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime 5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,902,171	25,493
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+ 1.75%	0.00%	7.18%	11/11/2026	1,195,404	1,194,671	1,194,125
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+ 4.25%	0.50%	9.68%	10/14/2028	1,492,500	1,473,942	1,491,754
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	8.94%	10/16/2028	245,625	244,848	244,473
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.00%	9.32%	6/14/2030	980,756	967,038	980,756
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan (2/24)	Loan	1M USD SOFR+ 6.50%	0.75%	11.83%	3/31/2029	2,775,000	2,700,276	2,775,860
MAGNITE, INC.	Services: Business	Term Loan B (01/24)	Loan	1M USD SOFR+ 4.50%	0.00%	9.82%	2/6/2031	3,250,000	3,218,266	3,241,875
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD SOFR+ 1.75%	0.00%	7.18%	8/29/2025	1,317,074	1,317,074	1,312,543
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD SOFR+ 1.75%	0.00%	7.27%	2/15/2027	250,000	249,741	249,063
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+ 5.00%	0.50%	10.35%	10/3/2030	2,000,000	1,870,298	1,832,500
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan B (12/23)	Loan	1M USD SOFR+ 4.25%	0.00%	9.58%	2/28/2028	3,432,772	3,346,276	3,432,772
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD SOFR+ 4.75%	0.50%	10.19%	7/28/2028	1,955,000	1,940,387	1,946,281

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD SOFR+ 4.00%	0.50%	9.44%	12/18/2028	491,250	488,835	409,275
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD SOFR+ 4.50%	0.75%	9.88%	12/22/2027	1,966,412	1,947,595	1,968,870
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+ 4.25%	0.75%	9.86%	4/8/2028	2,442,400	2,429,364	1,996,417
MKS Instruments, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	7.82%	8/17/2029	1,971,537	1,967,675	1,966,253
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+ 4.50%	0.00%	9.83%	3/28/2028	496,250	479,007	485,084
Moneygram International, Inc.	Services: Business	Term Loan	Loan	3M USD SOFR+ 5.50%	0.50%	10.88%	5/31/2030	2,993,750	2,617,290	2,936,989
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 4.75%	0.50%	10.10%	9/16/2030	500,000	495,262	500,625
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD SOFR+ 4.25%	0.50%	9.85%	9/1/2028	2,962,121	2,734,973	2,861,320
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+ 2.75%	0.50%	8.25%	11/23/2028	2,940,000	2,935,048	2,929,504
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+ 5.25%	0.75%	10.68%	2/22/2029	2,969,773	2,447,043	2,806,436
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.50%	0.00%	8.94%	11/14/2025	3,305,649	3,294,914	3,289,120
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+ 3.75%	0.75%	9.18%	3/2/2028	2,708,195	2,701,639	2,522,007
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+ 3.75%	0.75%	9.20%	3/2/2028	87,464	87,200	81,450
New Trojan Parent, Inc. (c)	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 5.25%	0.50%	10.69%	1/6/2028	-	40,239	-
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+ 2.50%	0.00%	7.94%	9/18/2026	657,625	654,056	655,705
Next Level Apparel, Inc.	Retail	Term Loan	Loan	1M USD SOFR+ 7.50%	1.00%	12.92%	8/9/2026	2,605,709	2,579,219	2,019,425
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.50%	7.43%	9/12/2029	997,195	993,475	994,014
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.00%	9.42%	4/3/2028	497,500	492,525	497,192
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan (05/23)	Loan	3M USD SOFR+ 4.00%	0.00%	9.42%	4/3/2028	498,747	494,084	498,228
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+ 5.00%	0.75%	10.52%	12/22/2028	1,965,000	1,954,113	1,948,632

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Nuvei Technologies Corp.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.50%	8.43%	12/19/2030	2,100,000	2,084,250	2,100,336
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+ 3.50%	0.50%	8.93%	2/23/2029	2,467,387	2,376,707	2,249,442
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+ 2.75%	0.50%	8.18%	1/31/2030	1,380,397	1,343,151	1,381,267
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	1M USD SOFR+ 3.00%	0.50%	8.43%	6/2/2028	2,118,750	2,112,577	2,120,085
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+ 4.00%	0.50%	9.43%	5/2/2030	497,500	488,294	496,669
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+ 3.50%	0.75%	8.94%	4/21/2028	895,408	894,474	893,734
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD SOFR+ 2.50%	0.50%	7.83%	6/23/2027	250,000	248,893	249,923
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 3.25%	0.50%	8.69%	9/20/2028	975,000	971,827	975,994
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.75%	0.50%	10.34%	7/6/2028	941,176	934,588	896,471
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	3M USD SOFR+ 4.25%	0.50%	9.69%	2/27/2030	2,483,737	2,460,184	2,482,198
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+ 5.75%	0.50%	11.06%	8/1/2029	1,975,000	1,671,950	1,816,013
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD SOFR+ 3.75%	0.00%	9.19%	3/30/2027	481,544	475,840	411,321
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+ 2.50%	0.00%	7.94%	5/29/2026	794,490	793,022	794,156
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+ 3.75%	0.50%	9.06%	2/28/2029	982,500	981,042	972,066
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD SOFR+ 3.25%	0.50%	8.69%	12/29/2028	1,474,639	1,470,327	1,325,332
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.50%	8.18%	5/3/2029	985,000	981,209	979,720
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	9.18%	2/1/2028	5,236,340	5,225,013	5,236,340
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.00%	0.50%	9.46%	12/23/2028	2,958,680	2,899,926	2,608,254

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.00%	9.44%	3/17/2028	3,899,823	3,878,054	3,880,324
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD SOFR+ 2.50%	0.50%	7.93%	12/1/2028	1,795,294	1,789,191	1,791,309
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+ 2.75%	0.00%	8.19%	3/13/2028	4,376,250	4,370,414	4,362,377
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+ 4.25%	0.50%	9.72%	4/21/2029	1,975,000	1,967,432	1,926,968
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 3.00%	0.75%	8.61%	12/29/2027	486,250	484,831	485,642
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+ 4.75%	0.75%	10.19%	2/12/2028	5,348,750	5,313,507	5,071,310
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+ 3.75%	0.50%	9.19%	12/15/2028	2,947,500	2,929,343	2,939,512
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+ 3.50%	0.00%	8.91%	1/22/2027	482,500	482,164	483,103
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B (10/23)	Loan	3M USD SOFR+ 2.50%	0.00%	7.83%	10/11/2030	2,000,000	1,980,728	1,998,300
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	1M USD SOFR+ 5.75%	1.00%	11.19%	4/27/2027	2,925,000	2,906,770	2,921,344
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+ 3.25%	0.75%	8.84%	12/28/2027	486,242	484,862	472,311
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+ 5.25%	0.50%	10.66%	7/20/2029	990,000	931,883	907,711
Propulsion (BC) Finco	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+ 3.75%	0.50%	9.10%	9/14/2029	750,000	742,504	748,748
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD SOFR+ 3.50%	0.00%	8.94%	2/12/2027	475,176	474,168	466,010
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.00%	8.83%	6/28/2030	997,500	988,167	996,253
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+ 4.25%	0.50%	9.71%	2/1/2029	1,970,000	1,954,941	1,552,734
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan (12/23)	Loan	1M USD SOFR+ 3.00%	0.00%	8.36%	6/21/2029	1,200,000	1,185,480	1,200,000
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+ 3.00%	0.50%	8.33%	6/21/2029	1,200,000	1,185,733	1,200,000
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD SOFR+ 2.75%	0.75%	8.19%	2/15/2028	2,944,353	2,869,199	1,278,173
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+ 4.25%	0.00%	9.60%	3/16/2030	2,481,250	2,400,653	2,476,213

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD SOFR+ 3.00%	0.50%	8.44%	4/24/2028	977,500	976,326	950,501
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	6M USD SOFR+ 3.25%	0.50%	9.12%	2/17/2028	1,860,192	1,827,856	1,856,323
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+ 5.50%	1.00%	11.07%	12/20/2024	4,252,891	4,231,426	2,426,275
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD SOFR+ 2.25%	0.50%	7.69%	2/11/2028	1,458,750	1,457,581	1,454,651
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+ 6.50%	1.00%	12.11%	4/30/2027	1,968,154	1,968,154	1,936,172
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+ 2.50%	0.50%	7.94%	10/20/2028	3,427,375	3,422,882	3,328,838
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	7.18%	1/29/2027	1,117,917	1,117,917	1,117,078
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD SOFR+ 3.25%	0.00%	8.69%	2/5/2026	1,933,578	1,929,763	1,936,692
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD SOFR+ 3.50%	1.00%	8.93%	6/2/2025	5,503,217	5,487,956	5,313,356
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	9.17%	2/8/2028	2,927,756	2,890,768	2,728,317
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 2.75%	0.75%	8.08%	9/1/2027	1,463,497	1,454,416	1,463,497
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD SOFR+ 5.00%	0.50%	10.42%	3/10/2028	2,433,693	2,393,141	2,405,560
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	7.58%	2/28/2030	496,250	492,943	495,421
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	9.19%	4/20/2028	1,297,546	1,293,069	1,294,847
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+ 3.25%	0.50%	8.58%	4/4/2029	493,750	492,933	492,516
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+ 3.75%	0.00%	9.08%	2/17/2028	992,500	984,017	993,294
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+ 2.00%	0.00%	7.61%	11/2/2028	1,000,000	998,338	1,000,560
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+ 3.75%	0.50%	9.19%	8/28/2028	1,955,000	1,948,734	1,873,144

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD SOFR+ 2.00%	0.50%	7.44%	3/18/2028	1,267,378	1,261,906	1,267,378
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD SOFR+ 2.50%	0.00%	8.07%	1/23/2025	480,000	480,000	479,702
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.00%	8.82%	4/1/2029	514,217	510,811	514,860
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD SOFR+ 4.50%	0.50%	10.08%	1/15/2027	3,191,015	3,159,783	3,159,903
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+ 3.25%	0.75%	8.69%	8/2/2028	1,960,000	1,953,602	1,955,453
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 4.25%	0.75%	9.68%	3/31/2028	1,955,000	1,942,520	1,857,250
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+ 4.00%	0.75%	9.62%	3/4/2028	2,917,500	2,907,433	2,644,510
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD SOFR+ 2.75%	0.50%	8.19%	5/12/2028	2,523,636	2,521,215	2,517,327
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.50%	7.68%	9/22/2028	620,250	616,132	619,785
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD SOFR+ 5.00%	0.00%	10.44%	4/16/2026	4,296,252	4,227,884	4,185,881
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+ 4.00%	0.00%	9.35%	9/19/2030	1,250,000	1,232,293	1,233,600
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	8.83%	4/17/2028	490,000	489,451	489,084
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.75%	0.50%	9.19%	12/1/2028	980,000	972,893	979,510
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+ 4.25%	0.75%	9.69%	8/2/2028	2,197,331	2,118,286	2,186,345
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+ 4.00%	0.75%	9.59%	4/24/2028	2,444,975	2,444,257	2,421,748
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+ 5.00%	0.50%	10.35%	4/2/2029	987,475	979,563	987,060
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+ 2.75%	0.50%	8.19%	7/7/2028	980,000	978,620	977,962
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 5.25%	1.00%	10.68%	7/15/2025	4,337,912	4,305,238	4,332,490
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+ 6.00%	0.00%	11.33%	5/25/2028	1,880,000	1,879,762	1,809,030
The Dun & Bradstreet Corporation	Services: Business	Term Loan (01/24)	Loan	1M USD SOFR+ 2.75%	0.00%	8.07%	1/18/2029	1,148,788	1,146,995	1,145,629

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Thor Industries, Inc.	Automotive	Term Loan B2	Loan	1M USD SOFR+ 2.75%	0.00%	8.07%	11/15/2030	847,276	839,124	847,276
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+ 5.50%	0.75%	11.11%	6/14/2028	3,293,297	2,885,799	2,766,369
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	8.69%	4/15/2028	2,308,083	2,173,521	2,279,878
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	3M USD SOFR+ 3.50%	0.75%	9.07%	8/18/2027	485,000	481,026	403,360
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7 (02/24)	Loan	1M USD SOFR+ 2.00%	0.50%	7.33%	12/1/2028	609,032	608,154	608,161
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+ 3.25%	0.00%	8.60%	2/22/2027	1,973,436	1,970,279	1,977,580
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD SOFR+ 3.25%	0.50%	8.86%	3/31/2028	1,462,504	1,457,793	1,435,389
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 2.50%	0.00%	7.94%	3/10/2028	346,923	346,548	345,584
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Incremental Term Loan	Loan	3M USD SOFR+ 3.50%	0.50%	8.85%	8/11/2028	2,000,000	1,981,659	1,997,500
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+ 4.00%	0.75%	9.43%	10/29/2027	944,761	940,433	912,034
Uber Technologies, Inc.	Transportation: Consumer	Term Loan 2/23	Loan	3M USD SOFR+ 2.75%	0.00%	8.13%	3/3/2030	395,438	394,559	396,284
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD SOFR+ 3.75%	0.00%	9.19%	8/27/2025	763,480	761,941	764,755
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD SOFR+ 4.00%	1.00%	9.59%	7/31/2026	496,815	481,603	494,207
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.25%	0.00%	8.69%	10/22/2025	1,241,834	1,218,443	1,239,922
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD SOFR+ 3.25%	0.75%	8.69%	3/15/2026	2,421,809	2,418,336	2,418,031
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+ 4.25%	0.50%	9.60%	6/25/2029	246,250	240,243	246,250
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	8.44%	1/20/2028	1,478,977	1,478,749	1,478,252
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	6M USD SOFR+ 5.00%	0.75%	10.43%	1/19/2029	2,318,552	2,260,590	2,287,251

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Term Loan (12/23)	Loan	3M USD SOFR+ 7.75%	0.00%	13.36%	6/16/2026	1,208,512	1,207,739	1,111,831
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+ 4.00%	0.00%	9.59%	8/20/2025	1,353,744	1,351,272	1,170,988
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+ 3.25%	0.75%	8.68%	12/6/2028	982,538	979,566	982,459
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+ 3.00%	0.50%	8.43%	1/12/2029	2,975,130	2,970,557	2,970,667
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+ 4.50%	0.50%	9.83%	3/5/2029	2,967,381	2,908,179	2,909,903
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+ 2.25%	0.00%	7.69%	9/28/2028	2,823,409	2,817,201	2,819,880
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+ 2.00%	0.00%	7.33%	12/20/2030	1,889,393	1,880,083	1,880,135
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+ 2.25%	0.50%	7.68%	5/16/2029	492,500	488,534	492,731
VM Consolidated, Inc.	Construction & Building	Term Loan B (01/24)	Loan	1M USD SOFR+ 2.75%	0.00%	8.08%	3/24/2028	1,841,374	1,840,186	1,843,676
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+ 6.00%	1.00%	11.33%	9/30/2025	466,250	466,250	472,078
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+ 3.00%	0.50%	8.43%	12/15/2028	496,250	487,839	495,009
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	First Lien TL I (01/24)	Loan	1M USD SOFR+ 2.00%	0.00%	7.33%	1/24/2031	1,250,000	1,249,906	1,247,463
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 3.75%	0.50%	9.33%	3/2/2028	2,831,632	2,822,010	2,826,337
WeddingWire, Inc.	Services: Consumer	Term Loan (09/23)	Loan	1M USD SOFR+ 4.50%	0.00%	9.82%	1/29/2028	4,808,923	4,806,669	4,784,879
WEX Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 2.00%	0.00%	7.33%	3/31/2028	2,924,849	2,918,448	2,919,379
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+ 4.25%	0.75%	9.69%	3/27/2028	3,005,025	2,952,048	2,899,849
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 4.50%	0.00%	9.82%	8/1/2030	500,000	500,000	500,390
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan 5/23	Loan	1M USD SOFR+ 2.25%	0.00%	7.68%	5/24/2030	995,000	990,380	996,124

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/ Spread	SOFR/ LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD SOFR+ 3.50%	0.00%	8.94%	6/8/2028	1,983,094	1,979,717	1,977,303
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+ 4.25%	0.50%	9.65%	3/9/2027	982,500	965,514	884,555
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD SOFR+ 3.25%	0.50%	8.89%	11/1/2028	1,866,509	1,857,862	1,862,142
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD SOFR+ 2.00%	0.00%	7.44%	1/25/2027	954,029	954,029	953,733
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+ 5.50%	0.00%	10.83%	2/8/2028	1,980,000	1,897,656	1,940,400
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+ 1.93%	0.50%	7.35%	1/29/2029	490,000	489,237	488,772
TOTAL INVESTMENTS									$630,995,710	$607,551,774

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	12,104,832	$12,104,832	$12,104,832
Total cash and cash equivalents	12,104,832	$12,104,832	$12,104,832

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 29, 2024.
(b)	As of February 29, 2024, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR - The 1-month USD LIBOR rate as of February 29, 2024 was 5.44%.

3M USD LIBOR - The 3-month USD LIBOR rate as of February 29, 2024 was 5.60%.

1M SOFR - The 1-month SOFR rate as of February 29, 2024 was 5.32%.

3M SOFR - The 3-month SOFR rate as of February 29, 2024 was 5.33%.

6M SOFR - The 6-month SOFR rate as of February 29, 2024 was 5.27%.

Prime - The Prime Rate as of February 29, 2024 was 8.50%.

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

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR - The 1-month USD LIBOR rate as of February 28, 2023 was 4.67%.

3M USD LIBOR - The 3-month USD LIBOR rate as of February 28, 2023 was 4.97%.

6M USD LIBOR - The 6-month USD LIBOR rate as of February 28, 2023 was 5.26%.

1M SOFR - The 1-month SOFR rate as of February 28, 2023 was 4.66%.

3M SOFR - The 3-month SOFR rate as of February 28, 2023 was 4.89%.

6M SOFR - The 6-month SOFR rate as of February 28, 2023 was 5.15%.

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

On November 15, 2016, in a refinancing transaction, the Issuer issued $282.4 million of notes (the “2013-1 Amended CLO Notes”), consisting of Class A-1 Floating Rate Senior Notes, Class A-2 Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes, and Class F Deferrable Floating Rate Notes. The 2013-1 Amended CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 Amended CLO Notes were used, along with existing assets held by the Trustee, to redeem all of the 2013-1 CLO Notes issued in 2013.

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

On February 26, 2021, in a refinancing transaction, the Issuer issued $722.0 million of notes consisting of Class A-1-R-3 Senior Secured Floating Rate Notes (“Class A-1-R-3 Notes”), Class A-2-R-3 Senior Secured Floating Rate Notes (“Class A-2-R-3 Notes”), Class B-FL-R-3 Senior Secured Floating Rate Notes (“Class B-FL-R-3 Notes”), Class B-FXD-R-3 Senior Secured Fixed Rate Notes (“Class B-FXD-R-3 Notes”), Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes (“Class C-FL-R-3 Notes”), Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes (“Class C-FXD-R-3 Notes”), Class D-R-3 Deferrable Mezzanine Floating Rate Notes (“Class D-R-3 Notes”), Class E-R-3 Deferrable Mezzanine Floating Rate Notes (Class E-R-3 Notes”), Class F-R-3 Deferrable Junior Floating Rate Notes (Class F-R-3 Notes”), and Subordinated Notes. The Class D-R-3 Notes, Class E-R-c Notes and Subordinated Notes were issued at a discount, which is being amortized over the term of the notes. Proceeds net of issue discounts were used along with existing trust assets to redeem all of the rated note classes of the 2013-1 Reset CLO Notes. $69.5 million of Subordinated Notes issued in connection with the 2008 CLO Notes, 2013-1 CLO Notes, 2013-1 Amended CLO Notes and 2013-1 CLO Reset Notes were not redeemed and remained outstanding.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par as a non cash transaction. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

Pursuant to an investment management agreement (the “Investment Management Agreement”), Saratoga Investment Corp. (the “Investment Manager”), provides investment management services to the Issuer, and makes day-to-day investment decisions concerning the assets of the Issuer. The Investment Manager also performs certain administrative services on behalf of the Issuer under the Investment Management Agreement. The CLO is both managed by and a wholly owned subsidiary of Saratoga Investment Corp.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are stated in U.S. dollars. The following is a summary of the significant accounting policies followed by the Issuer in the preparation of its financial statements.

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. There has been no change to the Issuer’s status as an investment company during the year ended February 29, 2024.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly-liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 29, 2024 and February 28, 2023, cash and cash equivalents amounted to $12.1 million and $23.8 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. The Issuer stops accruing interest on its investments when it is determined that interest is no longer collectible, with all outstanding accrued interest reserved immediately. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon the Investment Manager’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. The Issuer elected not to measure an allowance for credit losses for accrued interest receivables. At February 29, 2024 and February 28, 2023 we had two and three investments that were on non-accrual status, which we established a reserve of $0.6 million and $0.2 million, respectively, against interest receivable related to portfolio companies that were on non-accrual status and will be written off in a timely manner.

Payment-in-Kind Interest

The Issuer holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022 we recorded $0.3 million, $0.2 million and $0.6 in PIK interest.

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

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Issuer paid $0.3 million, $0.3 million and $0.3 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, $6.9 million, $4.9 million and $5.2 million of payments to the Subordinated Notes were included in interest and debt financing expenses on the statements of operations, respectively. For the years ended February 29, 2024 and February 28, 2023 and February 28, 2022, $4.4 million, $4.4 million and $4.4 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statements of operations and statements of cash flows.

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

New Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820) (“ASU 2022-03”), which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.

In March 2020, the FASB issued Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. With the adoption of ASU 2022-06, there was no significant impact to our consolidated financial position.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.

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

The following table presents fair value measurements of investments, by major class, as of February 29, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$544,194,304	$62,336,885	$606,531,189
Equity interests	-	44,587	975,998	1,020,585
Total	$-	$544,238,891	$63,312,883	$607,551,774

The following table presents fair value measurements of investments, by major class, as of February 28, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$541,492,510	$64,461,958	$605,954,468
Total	$-	$541,492,510	$64,461,958	$605,954,468

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2024:

	First Lien Term Loan	Equity Interests	Total
Balance as of February 28, 2023	$64,461,958	$-	$64,461,958
Payment-in-kind and other adjustments to cost	-	-	-
Net accretion of discount on investments	76,065	-	76,065
Net change in unrealized appreciation (depreciation) on investments	851,630	(673,988)	177,642
Purchases	16,586,078	1,649,986	18,236,064
Sales and repayments	(8,762,524)	-	(8,762,524)
Net realized loss from investments	(361,041)	-	(361,041)
Transfers in (1)	29,342,250	-	29,342,250
Transfers out (2)	(39,857,531)	-	(39,857,531)
Balance as of February 29, 2024	$62,336,885	$975,998	$63,312,883
Net change in unrealized depreciation for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(145,844)	$(673,988)	$(819,832)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 29, 2024, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 29, 2024, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2023:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2022	$69,474,664	$-	$69,474,664
Payment-in-kind and other adjustments to cost	-	-	-
Net accretion of discount on investments	97,816	-	97,816
Net change in unrealized depreciation on investments	(633,895)	-	(633,895)
Purchases	15,870,770	-	15,870,770
Sales and repayments	(9,192,436)	-	(9,192,436)
Net realized loss from investments	(38,093)	-	(38,093)
Transfers in (1)	19,263,898	-	19,263,898
Transfers out (2)	(30,380,766)	-	(30,380,766)
Balance as of February 28, 2023	$64,461,958	$-	$64,461,958
Net change in unrealized depreciation for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(975,369)	$-	$(975,369)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2023, as market quotes for these investments are only provided by one trading desk.
(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2023, as the number of observable market quotes for these investments increased.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2024 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)*
Term loans	$62,336,885	Market Comparables	Third-Party Bid	67.50 - 101.25 (96.49)
Equity interests	975,998	Market Comparables	Third-Party Bid	9.75% - 19.24% (15.78%)
Total	$63,312,883

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2023 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)*
Term loans	$64,461,958	Market Comparables	Third-Party Bid	82.00 - 100.00 (96.68)
Total	$64,461,958

*	Weighted average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

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

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture at February 29, 2024.

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	3M SOFR + 1.32%	April 20, 2033	$357,500,000	$357,500,000	6.82%
Class A-2-R-3 Senior Secured Floating Rate Notes	3M SOFR + 1.65%	April 20, 2033	65,000,000	65,000,000	7.05%
Class B-FL-R-3 Senior Secured Floating Rate Notes	3M SOFR + 1.80%	April 20, 2033	60,500,000	60,500,000	7.19%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.60%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR + 2.40%	April 20, 2033	26,000,000	26,000,000	7.78%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	3.39%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR + 4.00%	April 20, 2033	39,000,000	39,000,000	9.34%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR + 7.50%	April 20, 2033	27,625,000	27,625,000	12.75%
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	3M SOFR + 10.00%	April 20, 2033	8,500,000	8,500,000	15.19%
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	3M SOFR + 10.00%	April 20, 2033	9,375,000	9,375,000	15.19%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$722,000,000

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture at February 28, 2023.

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.32%	April 20, 2033	$357,500,000	$357,500,000	1.61%
Class A-2-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.65%	April 20, 2033	65,000,000	65,000,000	1.95%
Class B-FL-R-3 Senior Secured Floating Rate Notes	LIBOR + 1.80%	April 20, 2033	60,500,000	60,500,000	2.11%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.67%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 2.40%	April 20, 2033	26,000,000	26,000,000	2.72%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	3.48%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 4.00%	April 20, 2033	39,000,000	39,000,000	4.36%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	LIBOR + 7.50%	April 20, 2033	27,625,000	27,625,000	7.95%
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	8,500,000	8,500,000	10.52%
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	LIBOR + 10.00%	April 20, 2033	9,375,000	9,375,000	10.52%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$722,000,000

The following table shows the fair value of the Issuer’s debt outstanding as of February 29, 2024(a):

Debt Security	February 29, 2024
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$359,983,909
Class A-2-R-3 Senior Secured Floating Rate Notes	65,676,594
Class B-FL-R-3 Senior Secured Floating Rate Notes	61,141,020
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,006,154
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,295,629
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,505,936
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,532,812
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,169,374
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,564,667
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	8,875,227
Subordinated Notes	9,500,627
$625,251,949

(a)	These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as Level 3 liabilities within the fair value hierarchy.

The following table shows each outstanding class of notes issued, pursuant to the Indenture, at fair value at February 28, 2023(a):

Debt Security	February 28, 2023
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$359,565,649
Class A-2-R-3 Senior Secured Floating Rate Notes	65,537,373
Class B-FL-R-3 Senior Secured Floating Rate Notes	61,017,654
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,009,371
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,253,490
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,508,929
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,515,127
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,232,871
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,749,793
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	8,831,406
Subordinated Notes	21,176,578
$636,398,241

(a)	These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as Level 3 liabilities within the fair value hierarchy.

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

As of February 29, 2024, the remaining unamortized discount on Class A-1-R-3 Notes, Class A-2-R- 3 Notes, Class B-FL-R-3 Notes, Class B-FXD-R-3 Notes, Class C-FL-R-3 Notes, Class C-FXD-R-3 Notes, Class D-R-3 Notes, Class E-R-3 Notes, Class F-1-R-3 Notes and F-2-R-3 were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.2 million, $2.3 million, $0.0 million and $0.0 million, respectively.

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

As of February 29, 2024 and February 28, 2023, remaining capitalized financing costs of $1.7 million and $1.9 million, respectively, related to the 2013-1 2021 Reset CLO Notes are being amortized over the term of the 2013-1 2021 Reset CLO Notes.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2019—2022). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 29, 2024 and February 28, 2023, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 29, 2024, February 28, 2023 and February 28, 2022. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 29, 2024, February 28, 2023 and February 28, 2022.

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

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 29, 2024 and February 28, 2023, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 29, 2024 and February 28, 2023, the Issuer had $0.0 million and $1.9 million of unfunded commitments outstanding, respectively.

7. Related Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Issuer neither bought nor sold investments from related parties.

The Subordinated Notes are wholly owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, $6.9 million, $4.9 million and $5.2 million of payments to the Subordinated Notes were included in interest and debt financing expenses in the statements of operations, respectively. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, $4.4 million, $4.4 million and $4.4 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statements of operations and statements of cash flows.

The Investment Manager holds aggregate principal amounts of $9.4 million in Class F-2-R-3 Notes of the CLO tranches with a coupon of LIBOR plus 10.00% at February 29, 2024 and February 28, 2023. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, payments for the Class F-2-R-3 Notes totaling $1.5 million, $1.2 million and $0.5 million, respectively, are included in interest and debt financing expenses in the Issuer’s statements of operations. Expenses relating to the refinancing were paid for by the Company on behalf of Saratoga CLO and are included in due to affiliate on the statements of assets and liabilities at February 28, 2021 and were subsequently repaid during fiscal year 2022.

In addition, as of February 29, 2024 and February 28, 2023, $0.01 million and $0.0 million, respectively, is included in due from affiliate are amounts reimbursable to Saratoga CLO for shared operating expenses with a related party.

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

As of February 29, 2024 and February 28, 2023, net assets (deficit) were $(71.5) million and $(70.6) million, respectively. These amounts include accumulated losses of $71.5 million and $70.6 million, respectively, which include cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

The Issuer adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X. Pursuant to the regulation, the Issuer has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022, as shown in the tables below:

	For the Year Ended February 29, 2024
				Total
			Capital in Excess	Distributable Earnings	Net Assets
	Common Stock		of Par Value	(Loss)	(Deficit)
Balance at February 28, 2023	250	$250	$-	$(70,627,170)	$(70,626,920)
Increase (Decrease) from Operations:
Net investment income	-	-	-	502,662	502,662
Net realized gain (loss) from investments	-	-	-	(2,108,567)	(2,108,567)
Net change in unrealized depreciation on investments	-	-	-	(10,337,238)	(10,337,238)
Balance at May 31, 2023	250	250	-	(82,570,313)	(82,570,063)
Increase (Decrease) from Operations:
Net investment income	-	-	-	168,515	168,515
Net realized gain (loss) from investments	-	-	-	(641,267)	(641,267)
Net change in unrealized appreciation on investments	-	-	-	13,352,743	13,352,743
Balance at August 31, 2023	250	250	-	(69,690,322)	(69,690,072)
Increase (Decrease) from Operations:
Net investment income	-	-	-	359,637	359,637
Net realized gain (loss) from investments	-	-	-	(6,298,909)	(6,298,909)
Net change in unrealized depreciation on investments	-	-	-	(313,230)	(313,230)
Balance at November 30, 2023	250	250	-	(75,942,824)	(75,942,574)
Increase (Decrease) from Operations:
Net investment income	-	-	-	498,467	498,467
Net realized gain (loss) from investments	-	-	-	(9,532,208)	(9,532,208)
Net change in unrealized appreciation on investments	-	-	-	13,498,322	13,498,322
Balance at February 29, 2024	250	$250	-	$(71,478,243)	$(71,477,993)

	For the Year Ended February 28, 2023
				Total
	Common Stock		Capital in Excess	Distributable Earnings	Net Assets
	Shares	Amount	of Par Value	(Loss)	(Deficit)
Balance at February 28, 2022	250	$250	$-	$(37,197,733)	$(37,197,483)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(286,724)	(286,724)
Net realized gain (loss) from investments	-	-	-	77,656	77,656
Net change in unrealized depreciation on investments	-	-	-	(24,681,988)	(24,681,988)
Balance at May 31, 2022	250	250	-	(62,088,789)	(62,088,539)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(507,279)	(507,279)
Net realized gain (loss) from investments	-	-	-	(1,144,858)	(1,144,858)
Net change in unrealized depreciation on investments	-	-	-	(1,544,463)	(1,544,463)
Balance at August 31, 2022	250	250	-	(65,285,389)	(65,285,139)
Increase (Decrease) from Operations:
Net investment income	-	-	-	586,193	586,193
Net realized gain (loss) from investments	-	-	-	(532,640)	(532,640)
Net change in unrealized depreciation on investments	-	-	-	(10,640,311)	(10,640,311)
Balance at November 30, 2022	250	250	-	(75,872,147)	(75,871,897)
Increase (Decrease) from Operations:
Net investment income	-	-	-	1,031,538	1,031,538
Net realized gain (loss) from investments	-	-	-	(7,086,473)	(7,086,473)
Net change in unrealized appreciation on investments	-	-	-	11,299,912	11,299,912
Balance at February 28, 2023	250	$250	-	$(70,627,170)	$(70,626,920)

	For the Year Ended February 28, 2022
				Total
	Common Stock		Capital in Excess	Distributable Earnings	Net Assets
	Shares	Amount	of Par Value	(Loss)	(Deficit)
Balance at February 28, 2021	250	$250	$-	$(28,538,114)	$(28,537,864)
Increase (Decrease) from Operations:
Net investment income	-	-	-	2,315,511	2,315,511
Net realized gain (loss) from investments	-	-	-	(565,094)	(565,094)
Net change in unrealized depreciation on investments	-	-	-	(481,097)	(481,097)
Balance at May 31, 2021	250	250	-	(27,268,794)	(27,268,544)
Increase (Decrease) from Operations:
Net investment income	-	-	-	1,397,282	1,397,282
Net realized gain (loss) from investments	-	-	-	175,669	175,669
Net change in unrealized depreciation on investments	-	-	-	(662,095)	(662,095)
Balance at August 31, 2021	250	250	-	(26,357,938)	(26,357,688)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(647,430)	(647,430)
Net realized gain (loss) from investments	-	-	-	(662,289)	(662,289)
Net change in unrealized depreciation on investments	-	-	-	(4,277,923)	(4,277,923)
Balance at November 30, 2021	250	250	-	(31,945,580)	(31,945,330)
Increase (Decrease) from Operations:
Net investment income	-	-	-	168,313	168,313
Net realized gain (loss) from investments	-	-	-	(12,099)	(12,099)
Net change in unrealized depreciation on investments	-	-	-	(5,408,367)	(5,408,367)
Balance at February 28, 2022	250	$250	$-	$(37,197,733)	$(37,197,483)

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 29, 2024, February 28, 2023, February 28, 2022, February 28, 2021 and February 29, 2020:

	February 29, 2024(4)	February 28, 2023	February 28, 2022	February 28, 2021	February 29, 2020
Year-end subordinated notes’ capital balance(1)	$3,356,769	$242,477	$28,742,295	$34,422,474	$11,498,257
Ratio and supplemental data:
Total return(2)	NM	(94.53)%	(9.75%	150.86%	(46.85)%
Net investment income (loss)(3)	NM	8.77%	9.38%	(17.12)%	0.01%
Total expenses(3)	NM	655.20%	81.89%	383.67%	156.62%
Base management fee(3)	NM	10.08%	1.89%	6.60%	2.48%
Subordinated management fee(3)	NM	40.30%	7.57%	26.42%	9.93%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.
(2)	Total return is calculated based on a time-weighted rate of return methodology, in which quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.
(3)	Calculated based on the average subordinated notes’ capital balance.
(4)

The Investment Manager has deemed the total return and other ratios to be not meaningful (“NM”) for the year ended February 29, 2024. As the total of the subordinated notes and retained earnings balance was negative at certain times during the year, the time-weighted rate of return methodology can result in misleading returns. With average capital balances during the year being negative, the other ratios can be misleading as well and therefore not meaningful.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 29, 2024 through May 6, 2024, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.