Form 10-Q
period 2024-05-31
SARATOGA INVESTMENT CORP.
filed 2024-07-09
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2024

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

The number of outstanding common shares of the registrant as of July 8, 2024 was 13,745,769.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2024	February 29, 2024
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $1,018,223,820 and $1,035,879,751, respectively)	$1,016,275,510	$1,019,774,616
Affiliate investments (amortized cost of $26,950,411 and $26,707,415, respectively)	28,593,356	27,749,137
Control investments (amortized cost of $77,443,726 and $117,196,571, respectively)	50,690,574	91,270,036
Total investments at fair value (amortized cost of $1,122,617,957 and $1,179,783,737, respectively)	1,095,559,440	1,138,793,789
Cash and cash equivalents	32,228,082	8,692,846
Cash and cash equivalents, reserve accounts	61,068,835	31,814,278
Interest receivable (net of reserve of $10,431,823 and $9,490,340, respectively)	9,618,449	10,298,998
Management fee receivable	335,056	343,023
Other assets	1,686,122	1,163,225
Current income tax receivable	15,431	99,676
Receivable from open trade	1,269,231	-
Total assets	$1,201,780,646	$1,191,205,835

LIABILITIES
Revolving credit facilities	$45,500,000	$35,000,000
Deferred debt financing costs, revolving credit facilities	(1,538,040)	(882,122)
SBA debentures payable	214,000,000	214,000,000
Deferred debt financing costs, SBA debentures payable	(5,543,363)	(5,779,892)
8.75% Notes Payable 2025	20,000,000	20,000,000
Discount on 8.75% notes payable 2025	(87,537)	(112,894)
Deferred debt financing costs, 8.75% notes payable 2025	(3,667)	(4,777)
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(162,963)	(193,175)
Deferred debt financing costs, 7.00% notes payable 2025	(20,211)	(24,210)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(60,707)	(74,531)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	502,419	564,260
Deferred debt financing costs, 4.375% notes payable 2026	(1,495,746)	(1,708,104)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(283,594)	(313,010)
Deferred debt financing costs, 4.35% notes payable 2027	(946,373)	(1,033,178)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(255,476)	(273,449)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(114,881)	(123,782)
Deferred debt financing costs, 6.00% notes payable 2027	(2,047,886)	(2,224,403)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(1,186,999)	(1,274,455)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,460,917)	(1,563,594)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(1,577,477)	(1,680,039)
Base management and incentive fees payable	8,567,315	8,147,217
Deferred tax liability	4,136,772	3,791,150
Accounts payable and accrued expenses	1,324,378	1,337,542
Interest and debt fees payable	4,935,426	3,582,173
Due to Manager	370,091	450,000
Total liabilities	833,925,564	820,981,727

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 13,698,966 and 13,653,476 common shares issued and outstanding, respectively	13,699	13,654
Capital in excess of par value	372,068,726	371,081,199
Total distributable deficit	(4,227,343)	(870,745)
Total net assets	367,855,082	370,224,108
Total liabilities and net assets	$1,201,780,646	$1,191,205,835
NET ASSET VALUE PER SHARE	$26.85	$27.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2024	May 31, 2023
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$31,224,277	$26,310,793
Affiliate investments	496,840	727,086
Control investments	1,997,112	2,045,860
Payment in kind interest income:		-
Non-control/Non-affiliate investments	63,830	124,895
Affiliate investments	241,104	207,589
Control investments	283,313	141,563
Total interest from investments	34,306,476	29,557,786
Interest from cash and cash equivalents	624,631	804,289
Management fee income	804,456	816,788
Dividend income(*):
Non-control/Non-affiliate investments	249,491	17,420
Control investments	1,297,050	1,823,510
Total dividend from investments	1,546,541	1,840,930
Structuring and advisory fee income	410,843	1,429,222
Other income	985,203	183,028
Total investment income	38,678,150	34,632,043

OPERATING EXPENSES
Interest and debt financing expenses	12,962,081	11,692,822
Base management fees	4,982,580	4,564,189
Incentive management fees expense (benefit)	3,584,734	103,348
Professional fees	999,310	486,050
Administrator expenses	1,075,000	818,750
Insurance	77,596	81,901
Directors fees and expenses	113,000	89,068
General and administrative	609,127	830,728
Income tax expense (benefit)	(60,283)	6,237
Total operating expenses	24,343,145	18,673,093
NET INVESTMENT INCOME	14,335,005	15,958,950

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	-	90,691
Control investments	(21,194,997)	-
Net realized gain (loss) from investments	(21,194,997)	90,691
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	14,156,825	(1,728,134)
Affiliate investments	601,223	(245,284)
Control investments	(826,617)	(14,348,889)
Net change in unrealized appreciation (depreciation) on investments	13,931,431	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(461,001)	59,407
Net realized and unrealized gain (loss) on investments	(7,724,567)	(16,172,209)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,610,438	$(213,259)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.48	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,683,314	11,862,163

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2024	May 31, 2023
DECREASE FROM OPERATIONS:
Net investment income	$14,335,005	$15,958,950
Net realized gain (loss) from investments	(21,194,997)	90,691
Net change in unrealized appreciation (depreciation) on investments	13,931,431	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(461,001)	59,407
Net increase (decrease) in net assets resulting from operations	6,610,438	(213,259)

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(9,967,036)	(8,193,402)
Net decrease in net assets from shareholder distributions	(9,967,036)	(8,193,402)

CAPITAL SHARE TRANSACTIONS:
Stock dividend distribution	987,572	1,058,844
Repurchases of common stock	-	(2,157,605)
Repurchase fees	-	(1,772)
Net increase (decrease) in net assets from capital share transactions	987,572	(1,100,533)
Total decrease in net assets	(2,369,026)	(9,507,194)
Net assets at beginning of period	370,224,108	346,958,042
Net assets at end of period	$367,855,082	$337,450,848

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2024	May 31, 2023
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,610,438	$(213,259)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	383,131	1,473,779
Net accretion of discount on investments	(814,013)	(461,543)
Amortization of deferred debt financing costs	1,238,632	1,220,162
Income tax expense (benefit)	(60,283)	6,237
Net realized (gain) loss from investments	21,194,997	(90,691)
Net change in unrealized (appreciation) depreciation on investments	(13,931,431)	16,322,307
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	461,001	(59,407)
Proceeds from sales and repayments of investments	75,702,723	11,067,194
Purchases of investments	(39,301,058)	(139,818,921)
(Increase) decrease in operating assets:
Interest receivable	680,549	328,202
Management fee receivable	7,967	1,783
Other assets	(522,897)	(136,569)
Receivable from open trades	(1,269,231)	-
Current income tax receivable	84,245	336,875
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	420,098	(2,490,034)
Accounts payable and accrued expenses	(13,164)	434,280
Interest and debt fees payable	1,353,253	832,931
Directors fees payable	-	(14,932)
Due to Manager	(79,909)	348,138
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	52,145,048	(110,913,468)

Financing activities
Borrowings on debt	23,000,000	32,500,000
Paydowns on debt	(12,500,000)	(30,000,000)
Issuance of notes	-	77,500,000
Payments of deferred debt financing costs	(875,791)	(2,715,705)
Payments of cash dividends	(8,979,464)	(7,134,558)
Repurchases of common stock	-	(2,157,605)
Repurchases fees	-	(1,772)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	644,745	67,990,360
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	52,789,793	(42,923,108)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	40,507,124	96,076,273
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$93,296,917	$53,153,165

Supplemental information:
Interest paid during the period	$10,370,196	$9,639,729
Cash paid for taxes	54,821	300
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	(383,131)	(1,473,779)
Net accretion of discount on investments	814,013	461,543
Amortization of deferred debt financing costs	1,238,632	1,220,162
Stock dividend distribution	987,572	1,058,844

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 276.3% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.84% Cash, 7/18/2027	7/18/2022	$7,880,000	$7,824,927	$7,902,852	2.1%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,644,222	0.7%
		Total Alternative Investment Management Software			9,824,927	10,547,074	2.8%
BQE Software, Inc.	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 12.09% Cash, 4/13/2028	4/13/2023	$24,500,000	24,291,548	24,779,300	6.7%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 12.09% Cash, 4/13/2028	4/13/2023	$750,000	743,821	758,550	0.2%
		Total Architecture & Engineering Software			25,035,369	25,537,850	6.9%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.59% Cash, 5/10/2028	5/10/2023	$23,454,023	23,108,890	23,951,248	6.5%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,250,308	0.3%
		Total Association Management Software			24,181,284	25,201,556	6.8%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+7.5%), 12.83% Cash, 5/20/2026	5/20/2021	$57,500,000	57,253,350	58,040,500	15.8%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	3,447,326	0.9%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	290,595	1,500,000	1,766,120	0.5%
		Total Consumer Services			60,253,350	63,253,946	17.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,447,058	1.2%
		Total Corporate Education Software			475,698	4,447,058	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,082,324	0.8%
		Total Cyber Security			1,906,275	3,082,324	0.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 10.84% Cash, 5/13/2030	5/14/2024	$7,142,857	7,071,642	7,071,429	1.9%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (3M USD TERM SOFR+5.50%), 10.84% Cash, 5/13/2030	5/14/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,136,198	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.46%), 14.79% Cash, 4/18/2028	4/18/2023	$7,000,000	6,911,107	7,140,000	1.9%
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.46%), 14.79% Cash, 4/18/2028	4/18/2023	$7,500,000	7,397,705	7,650,000	2.1%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,950,000	0.8%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.49% Cash, 11/25/2025	11/25/2020	$6,555,000	6,532,838	6,547,790	1.8%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.49% Cash, 11/25/2025	11/25/2020	$2,150,000	2,145,549	2,147,635	0.6%
		Total Dental Practice Management			34,036,360	34,643,052	9.4%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 11.68% Cash, 3/16/2027	3/16/2022	$24,251,269	24,118,453	23,465,528	6.4%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 11.68% Cash, 3/16/2027	3/16/2022	$-	-	(20,250)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	952,614	0.3%
		Total Direct Selling Software			25,160,120	24,397,892	6.7%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.84% Cash, 5/31/2025	5/31/2017	$23,000,000	22,971,587	22,933,300	6.2%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.84% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	583,479	0.2%
		Total Education Services			23,471,491	23,516,779	6.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modern Campus (fka Destiny Solutions Inc.) (h)(i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	10,309,787	2.8%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.04% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,108,461	8,090,146	8,108,461	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.04% Cash/1.00% PIK, 1/17/2025	1/18/2022	$1,501,528	1,501,528	1,501,528	0.4%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	548,824	0.1%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	240,035	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 8/5/2027	8/5/2022	$27,000,000	26,810,487	26,908,200	7.3%
		Total Education Software			40,775,639	47,616,835	12.9%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	166,545	0.0%
		Total Facilities Maintenance			488,148	166,545	0.0%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 7/31/2024	9/6/2019	$6,000,000	5,997,322	5,990,400	1.6%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 7/31/2024	9/6/2019	$5,477,790	5,474,844	5,469,026	1.5%
		Total Field Service Management			11,472,166	11,459,426	3.1%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 12/30/2026	12/30/2021	$22,713,926	22,629,328	22,734,369	6.2%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 12/30/2026	12/30/2021	$3,286,074	3,263,321	3,289,031	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	515,832	0.1%
		Total Financial Services			26,142,649	26,539,232	7.2%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$6,000,000	5,965,778	5,944,200	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$4,050,000	4,031,912	4,012,335	1.1%
		Total Financial Services Software			9,997,690	9,956,535	2.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.83% Cash, 07/19/2028	7/19/2023	$10,000,000	9,912,373	10,041,000	2.7%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.83% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,912,373	10,041,000	2.7%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 3/31/2028	3/31/2023	$28,717,271	28,476,909	28,817,782	7.8%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	2,187,884	0.6%
		Total Health/Fitness Franchisor			30,476,909	31,005,666	8.4%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.97%), 15.30% Cash, 3/20/2028	3/20/2023	$3,900,000	3,850,544	3,978,000	1.2%
Alpha Aesthetics Partners OpCo, LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.97%), 15.30% Cash, 3/20/2028	3/20/2023	$-	11,045,323	11,421,705	3.1%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,175,000	3,175,000	3,608,107	1.0%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.34% Cash, 9/11/2028	9/11/2023	$10,000,000	9,920,100	9,963,000	2.7%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.34% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	496,904	0.1%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.59% Cash, 12/31/2027	1/31/2017	$39,000,000	38,848,168	39,171,600	10.6%
		Total Healthcare Services			67,097,524	68,639,316	18.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Invita (fka HemaTerra Holding Company, LLC) (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.58% Cash, 1/31/2027	4/15/2019	$54,788,655	54,511,745	54,947,542	14.9%
Invita (fka HemaTerra Holding Company, LLC)	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.58% Cash, 1/31/2027	4/15/2019	$13,721,050	13,680,818	13,760,841	3.7%
Invita (fka TRC HemaTerra, LLC) (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	5,576,006	1.5%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.84% Cash, 5/12/2026	11/12/2020	$35,125,000	34,984,808	35,125,000	9.5%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.84% Cash, 5/12/2026	11/12/2020	$10,300,000	10,237,810	10,300,000	2.8%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	786,681	0.2%
		Total Healthcare Software			116,803,093	120,496,070	32.6%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a)(d)	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.84%, 12/22/2025	12/22/2020	$3,136,517	3,125,220	3,136,517	0.9%
Book4Time, Inc. (a)(d)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.84%, 12/22/2025	12/22/2020	$2,000,000	1,991,253	2,000,000	0.5%
Book4Time, Inc. (a)(h)(i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	404,325	0.1%
Knowland Group, LLC (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 13.49% Cash/3.00% PIK, 12/31/2024	11/9/2018	$15,878,989	15,878,989	12,692,076	3.5%
		Total Hospitality/Hotel			21,152,288	18,232,918	5.0%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.43%), 12.77% Cash, 5/16/2027	11/16/2020	$43,000,000	42,801,641	42,991,400	11.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.43%), 12.77% Cash, 5/16/2027	11/16/2020	$16,207,805	16,069,414	16,204,563	4.4%
		Total HVAC Services and Sales			58,871,055	59,195,963	16.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.75% Cash, 3/6/2025	3/6/2013	$923,886	923,886	923,886	0.3%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	8,151,341	2.2%
		Total Industrial Products			923,886	9,075,227	2.5%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (3M USD TERM SOFR+7.76%), 13.11% Cash, 10/1/2026	10/1/2021	$15,755,114	15,665,476	15,772,444	4.3%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,132,491	1.1%
		Total Insurance Software			18,165,476	19,904,935	5.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.84% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	11.7%
		Total IT Services			42,967,165	43,000,000	11.7%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.54% Cash, 8/8/2027	8/8/2022	$12,000,000	11,925,329	12,120,000	3.3%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.54% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,925,329	12,120,000	3.3%
Centerbase, LLC	Legal Software	First Lien Term Loan (3M USD TERM SOFR+8.52%), 13.96% Cash, 1/18/2027	1/18/2022	$20,979,840	20,843,046	20,862,353	5.7%
		Total Legal Software			20,843,046	20,862,353	5.7%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash, 12/30/2028	12/30/2022	$18,810,000	18,513,917	18,381,132	5.0%
		Total Marketing Orchestration Software			18,513,917	18,381,132	5.0%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.44%), 13.78% Cash, 8/5/2027	8/5/2022	$6,500,000	6,441,803	6,419,400	1.7%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.44%), 13.78% Cash, 8/5/2027	8/5/2022	$26,914,577	26,901,549	26,564,515	7.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	2,405,592	0.7%
		Total Mental Healthcare Services			37,512,951	35,389,507	9.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 10.74% Cash, 8/26/2026	8/26/2021	$15,000,000	14,921,202	14,959,500	4.1%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.49% Cash, 8/26/2026	8/26/2021	$5,000,000	4,965,481	4,986,500	1.4%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,262,537	0.6%
		Total Mentoring Software			22,886,683	22,208,537	6.1%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.60% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,311,806	16,286,276	16,346,061	4.4%
		Total Non-profit Services			16,286,276	16,346,061	4.4%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.84% Cash, 12/31/2025	12/28/2012	$6,000,000	5,992,973	6,027,000	1.6%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	1,272,566	0.3%
		Total Office Supplies			6,392,973	7,299,566	1.9%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.44% Cash, 7/9/2025	7/9/2020	$14,000,000	13,958,951	13,633,200	3.7%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.44% Cash, 7/9/2025	2/12/2021	$38,500,000	38,370,244	37,491,300	10.2%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,231,050	0.3%
		Total Real Estate Services			53,701,752	52,355,550	14.2%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD TERM SOFR+8.42%), 13.75% Cash, 12/22/2028	6/27/2022	$9,552,000	9,476,791	9,483,226	2.6%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 13.76% Cash, 12/22/2028	6/27/2022	$14,400,000	14,234,960	14,296,320	3.9%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,475,160	0.7%
		Total Research Software			26,186,911	26,254,706	7.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.33% Cash, 11/19/2026	11/19/2021	$12,000,000	11,935,502	12,120,000	3.3%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.33% Cash, 11/19/2026	11/19/2021	$18,000,000	17,848,951	18,180,000	4.9%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,222,352	0.3%
		Total Restaurant			30,784,453	31,522,352	8.5%
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (3M USD TERM SOFR+8.75%), 14.24% Cash, 9/20/2026	3/28/2023	$18,730,453	18,587,961	18,908,392	5.1%
		Total Roofing Contractor Software			18,587,961	18,908,392	5.1%
Pepper Palace, Inc. (d)(k)	Specialty Food Retailer	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.74% Cash, 6/30/2026	6/30/2021	$33,320,000	33,166,709	2,289,084	0.6%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD TERM SOFR+6.25%), 11.74% Cash, 6/30/2026	6/30/2021	$1,601,600	1,593,684	110,030	0.0%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Revolving Credit Facility (3M USD TERM SOFR+6.25%), 11.74% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series A)	6/30/2021	1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series B)	6/30/2021	197,035	197,035	-	0.0%
		Total Specialty Food Retailer			35,957,428	2,399,114	0.6%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.34% Cash, 2/21/2025	2/21/2020	$26,000,000	25,966,955	26,000,000	7.1%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.34% Cash, 2/21/2025	2/21/2020	$-	1,000,000	1,000,000	0.3%
		Total Sports Management			26,966,955	27,000,000	7.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,523,559	1.0%
		Total Staffing Services			100,000	3,523,559	1.0%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$6,000,000	5,958,724	6,060,000	1.6%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$1,000,000	992,073	1,010,000	0.3%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (6M USD TERM SOFR+8.00%), 13.31% Cash, 8/5/2028	8/5/2022	$20,000,000	19,887,312	19,982,000	5.9%
		Total Talent Acquisition Software			26,838,109	27,052,000	7.8%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 11.09% Cash, 5/12/2028	5/12/2023	$4,680,505	4,640,064	4,695,482	1.3%
		Total Veterinary Services			4,640,064	4,695,482	1.3%
Sub Total Non-control/Non-affiliate investments					1,018,223,820	1,016,275,510	276.3%
Affiliate investments - 7.8% (b)

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 14.49% Cash, 8/18/2027	8/18/2022	$7,000,000	6,950,096	6,988,800	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$6,362,930	6,324,373	5,694,822	1.5%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	813,571	0.2%
		Total Corporate Education Software			16,274,469	13,497,193	3.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.49% Cash, 6/30/2026	6/30/2021	$5,500,000	5,471,285	5,500,000	1.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.49% Cash, 6/30/2026	6/30/2021	$1,100,000	1,093,439	1,100,000	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.49% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	2,955,000	0.8%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	5,541,163	1.6%
		Total Employee Collaboration Software			10,675,942	15,096,163	4.2%
Sub Total Affiliate investments					26,950,411	28,593,356	7.8%
Control investments - 13.7% (b)

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Zollege PBC (k)(g)	Education Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.34% Cash/2.00% PIK, 5/11/2026	5/11/2021	$1,651,086	1,651,086	1,651,086	0.4%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,000,000	710	366,044	0.1%
		Total Education Services			1,651,796	2,017,130	0.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)(m)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	19,821,991	4,424,899	1.2%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 15.60%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	7,378,676	2.0%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.89%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.3%
		Total Structured Finance Securities			40,589,491	24,053,575	6.5%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	15,818,297	4.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,485	8,801,572	2.4%
		Total Investment Fund			35,202,439	24,619,869	6.7%
Sub Total Control investments					77,443,726	50,690,574	13.7%
TOTAL INVESTMENTS - 297.8% (b)					$1,122,617,957	$1,095,559,440	297.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 25.4% (b)
U.S. Bank Money Market (l)	93,296,917	$93,296,917	$93,296,917	25.4%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	93,296,917	$93,296,917	$93,296,917	25.4%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of May 31, 2024, non-qualifying assets represent 4.4% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $367,855,082 as of May 31, 2024.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the three months ended May 31, 2024 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$230,261	$-	$-	$943,561
ETU Holdings, Inc.	-	-	507,683	-	-	(342,338)
Total	$-	$-	$737,944	$-	$-	$601,223

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2024

(unaudited)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended May 31, 2024 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$2,260,337	$921,531	$-	$-	$(6,084,162)	$3,802,854
Zollege PBC	710	710	110,862	-	-	(15,110,835)	365,334
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	804,456	-	(2,895,832)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	434,231	-	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	373,327	-	-	-	(1,496,551)
Saratoga Senior Loan Fund I JV, LLC	-	-	440,474	-	-	-	-
Saratoga Senior Loan Fund I JV, LLC	-	-	-	1,297,050	-	-	(602,422)
Total	$710	$2,261,047	$2,280,425	$1,297,050	$804,456	$(21,194,997)	$(826,617)

(h)	Non-income producing at May 31, 2024.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2024. (See Note 9 to the consolidated financial statements).
(k)	As of May 31, 2024, the investment was on non-accrual status. The fair value of these investments was approximately $16.7 million, which represented 1.5% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2024.
(m)	Interest rate floor is 0.0% and cannot be negative.

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of May 31, 2024 was 5.33%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of May 31, 2024 was 5.34%.

6M USD TERM SOFR - The 6 month USD TERM SOFR rate as of May 31, 2024 was 5.31%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 276.5% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 7/18/2027	7/18/2022	$7,900,000	$7,840,328	$7,884,990	2.1%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,894,346	0.8%
		Total Alternative Investment Management Software			9,840,328	10,779,336	2.9%
BQE Software, Inc.	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 12.08% Cash, 4/13/2028	4/13/2023	$24,500,000	24,285,669	24,497,550	6.6%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 12.08% Cash, 4/13/2028	4/13/2023	$750,000	743,481	749,925	0.2%
		Total Architecture & Engineering Software			25,029,150	25,247,475	6.8%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.58% Cash, 5/10/2028	5/10/2023	$22,649,425	22,292,083	22,934,808	6.2%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,154,132	0.3%
		Total Association Management Software			23,364,477	24,088,940	6.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 12.07% Cash, 5/20/2026	5/20/2021	$57,500,000	57,208,255	58,149,750	15.7%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,822,941	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,716,380	0.5%
		Total Consumer Services			60,208,255	64,689,071	17.5%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,426,630	1.2%
		Total Corporate Education Software			475,698	4,426,630	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,826,009	0.8%
		Total Cyber Security			1,906,275	2,826,009	0.8%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.22%), 15.55% Cash, 4/29/2026	2/8/2023	$11,000,000	10,979,958	11,110,000	3.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,111,499	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.48%), 14.80% Cash, 4/18/2028	4/18/2023	$7,000,000	6,906,453	7,113,400	1.9%
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.48%), 14.80% Cash, 4/18/2028	4/18/2023	$7,500,000	7,392,367	7,621,500	2.1%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,682,996	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 11/25/2025	11/25/2020	$6,555,000	6,526,643	6,198,408	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 11/25/2025	11/25/2020	$4,650,000	4,635,903	4,397,040	1.2%
		Total Dental Practice Management			40,418,843	40,234,843	10.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+5.75%), 11.17% Cash, 3/16/2027	3/16/2022	$24,313,135	24,167,354	23,165,555	6.3%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 11.17% Cash, 3/16/2027	3/16/2022	$-	-	(49,167)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	957,067	0.3%
		Total Direct Selling Software			25,209,021	24,073,455	6.6%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 5/31/2025	5/31/2017	$21,500,000	21,478,821	21,459,150	5.8%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	576,118	0.2%
Zollege PBC (k)	Education Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash/2.00% PIK, 5/11/2026	5/11/2021	$16,409,153	16,340,466	3,493,509	0.9%
Zollege PBC (j)(k)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash/2.00% PIK, 5/11/2026	5/11/2021	$1,364,109	1,358,200	290,419	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	-	0.0%
		Total Education Services			39,927,391	25,819,196	7.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Destiny Solutions Inc. (h)(i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	9,894,736	2.7%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.03% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,087,775	8,060,498	8,087,775	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.03% Cash/1.00% PIK, 1/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	569,355	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	235,296	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 8/5/2027	8/5/2022	$27,000,000	26,797,063	26,792,100	7.2%
		Total Education Software			39,231,039	45,579,262	12.4%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	231,181	0.1%
		Total Facilities Maintenance			488,148	231,181	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 7/31/2024	9/6/2019	$6,000,000	5,991,382	5,989,200	1.6%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 7/31/2024	9/6/2019	$4,727,790	4,714,256	4,719,280	1.3%
		Total Field Service Management			10,705,638	10,708,480	2.9%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2026	12/30/2021	$22,713,926	22,624,322	22,545,843	6.1%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2026	12/30/2021	$3,286,074	3,262,111	3,261,757	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	468,204	0.1%
		Total Financial Services			26,136,433	26,275,804	7.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$6,000,000	5,961,680	5,920,200	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$4,050,000	4,029,154	3,996,135	1.1%
		Total Financial Services Software			9,990,834	9,916,335	2.7%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.82% Cash, 07/19/2028	7/19/2023	$10,000,000	9,908,861	9,916,000	2.7%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.82% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,908,861	9,916,000	2.7%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 3/31/2028	3/31/2023	$30,000,000	29,740,931	29,970,000	8.1%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	2,062,331	0.6%
		Total Health/Fitness Franchisor			31,740,931	32,032,331	8.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.98%), 15.30% Cash, 3/20/2028	3/20/2023	$3,900,000	3,847,845	3,959,670	1.2%
Alpha Aesthetics Partners OpCo, LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.98%), 15.30% Cash, 3/20/2028	3/20/2023	$8,600,000	8,482,841	8,731,580	2.4%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	2,850,000	2,850,000	2,859,121	0.8%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 9/11/2028	9/11/2023	$10,000,000	9,917,367	9,913,000	2.7%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	630,740	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.58% Cash, 1/31/2025	1/31/2017	$25,000,000	24,973,000	25,000,000	6.8%
		Total Healthcare Services			50,329,442	51,094,111	14.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.57% Cash, 1/31/2027	4/15/2019	$54,927,713	54,624,303	55,087,003	14.9%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.57% Cash, 1/31/2027	4/15/2019	$13,755,875	13,710,513	13,795,767	3.7%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	5,362,439	1.4%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/12/2026	11/12/2020	$35,125,000	34,965,458	35,125,000	9.5%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/12/2026	11/12/2020	$10,300,000	10,230,001	10,300,000	2.8%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	826,280	0.2%
		Total Healthcare Software			116,918,187	120,496,489	32.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a)(d)	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.83%, 12/22/2025	12/22/2020	$3,136,517	3,122,542	3,136,517	0.8%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.83%, 12/22/2025	12/22/2020	$2,000,000	1,989,839	2,000,000	0.5%
Book4Time, Inc. (a)(h)(i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	389,531	0.1%
Knowland Group, LLC (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash/3.00% PIK, 12/31/2024	11/9/2018	$15,878,989	15,878,989	12,642,851	3.4%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.58% Cash, 11/15/2027	4/27/2020	$23,000,000	22,835,500	23,278,300	6.3%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.58% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,983,696	41,447,199	11.1%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.46%), 12.79% Cash, 5/16/2027	11/16/2020	$43,000,000	42,781,757	43,000,000	11.6%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.46%), 12.79% Cash, 5/16/2027	11/16/2020	$16,207,805	16,059,588	16,207,805	4.4%
		Total HVAC Services and Sales			58,841,345	59,207,805	16.0%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.75% Cash, 3/6/2025	3/6/2013	$923,886	923,886	923,886	0.2%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	8,171,235	2.2%
		Total Industrial Products			923,886	9,095,121	2.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 13.09% Cash, 10/1/2026	10/1/2021	$15,788,864	15,686,250	15,806,231	4.3%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,014,869	1.1%
		Total Insurance Software			18,186,250	19,821,100	5.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	11.6%
		Total IT Services			42,967,165	43,000,000	11.6%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.53% Cash, 8/8/2027	8/8/2022	$12,000,000	11,920,834	12,120,000	3.3%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.53% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,920,834	12,120,000	3.3%
Centerbase, LLC	Legal Software	First Lien Term Loan (3M USD TERM SOFR+7.75%), 13.08% Cash, 1/18/2027	1/18/2022	$21,033,360	20,882,496	20,709,446	5.6%
		Total Legal Software			20,882,496	20,709,446	5.6%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2028	12/30/2022	$18,857,500	18,544,720	18,420,006	5.0%
		Total Marketing Orchestration Software			18,544,720	18,420,006	5.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.47%), 13.81% Cash, 8/5/2027	8/5/2022	$6,500,000	6,438,832	6,490,900	1.8%
ARC Health OpCo LLC (d)(j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.47%), 13.81% Cash, 8/5/2027	8/5/2022	$26,914,577	26,903,916	26,876,897	7.3%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	4,009,323	1.1%
		Total Mental Healthcare Services			37,512,347	37,377,120	10.2%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 10.73% Cash, 8/26/2026	8/26/2021	$15,000,000	14,911,921	14,841,000	4.0%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.48% Cash, 8/26/2026	8/26/2021	$5,000,000	4,962,938	4,947,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,280,881	0.6%
		Total Mentoring Software			22,874,859	22,068,881	5.9%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.59% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,270,192	16,239,922	16,266,938	4.4%
		Total Non-profit Services			16,239,922	16,266,938	4.4%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.83% Cash, 12/31/2025	12/28/2012	$6,000,000	5,992,437	6,027,000	1.6%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	1,153,874	0.3%
		Total Office Supplies			6,392,437	7,180,874	1.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.43% Cash, 7/9/2025	7/9/2020	$14,000,000	13,950,236	13,631,800	3.7%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.47% Cash, 7/9/2025	2/12/2021	$38,500,000	38,342,798	37,487,450	10.1%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,231,195	0.3%
		Total Real Estate Services			53,665,591	52,350,445	14.1%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD TERM SOFR+6.00%), 11.32% Cash, 12/22/2028	6/27/2022	$9,552,000	9,474,084	9,483,226	2.6%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (1M USD TERM SOFR+6.00%), 11.32% Cash, 12/22/2028	6/27/2022	$14,400,000	14,227,504	14,296,320	3.9%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,475,160	0.7%
		Total Research Software			26,176,748	26,254,706	7.2%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,926,272	12,104,400	3.3%
LFR Chicken LLC	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.32% Cash, 11/19/2026	11/19/2021	$9,000,000	8,935,545	9,078,300	2.5%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,397,572	0.4%
		Total Restaurant			21,861,817	22,580,272	6.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (1M USD TERM SOFR+8.75%), 14.17% Cash, 9/20/2026	3/28/2023	$18,777,459	18,624,294	19,014,055	5.1%
		Total Roofing Contractor Software			18,624,294	19,014,055	5.1%
Pepper Palace, Inc. (d)(k)	Specialty Food Retailer	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$33,320,000	33,148,332	2,409,036	0.7%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$1,101,600	1,092,422	79,646	0.0%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Revolving Credit Facility (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series A)	6/30/2021	1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series B)	6/30/2021	197,035	197,035	-	0.0%
		Total Specialty Food Retailer			35,437,789	2,488,682	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 2/21/2025	2/21/2020	$26,000,000	25,945,071	26,000,000	7.0%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	1,000,000	0.3%
		Total Sports Management			26,945,071	27,000,000	7.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,287,970	0.9%
		Total Staffing Services			100,000	3,287,970	0.9%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$6,000,000	5,955,935	6,060,000	1.6%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$1,000,000	991,649	1,010,000	0.3%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (6M USD TERM SOFR+8.00%), 13.27% Cash, 8/5/2028	8/5/2022	$20,000,000	19,875,273	19,826,000	5.6%
		Total Talent Acquisition Software			26,822,857	26,896,000	7.5%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 11.08% Cash, 5/12/2028	5/12/2023	$4,680,505	4,638,599	4,753,048	1.3%
		Total Veterinary Services			4,638,599	4,753,048	1.3%
Sub Total Non-control/Non-affiliate investments					1,035,879,751	1,019,774,616	276.5%
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

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

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

May 31, 2024

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. Following its debentures being fully repaid to the SBA, Saratoga Investment Corp. SBIC LP (“SBIC LP”) surrendered its license on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

The Company has formed wholly owned special purpose entities organized as Delaware limited liability companies, Saratoga Investment Funding II LLC (“SIF II”) and Saratoga Investment Funding III LLC (“SIF III”) for the purpose of the Encina Credit Facility and the Live Oak Credit Facility (each as defined below). The senior secured revolving credit facility (the “Encina Credit Facility) with Encina Lender Finance, LLC (“Encina”) is supported by loans held by SIF II and pledged to Encina, and the senior secured revolving credit facility (the “Live Oak Credit Facility”) with Live Oak Banking Company (“Live Oak”) is supported by loans held by SIF III and pledged to Live Oak.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

 The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, SIF II, SIF III, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-MAC, Inc., SIA-PP, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., SIA-Vector, Inc. and SIA-VR, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC II LP, or SBIC III LP’s status as investment companies during the three months ended May 31, 2024.

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

As of May 31, 2024, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits, representing payments received on secured investments or other reserved amounts associated with the Encina Credit Facility or the Live Oak Credit Facility held by the Company’s wholly owned subsidiaries, SIF II and SIF III, respectively. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the Encina Credit Facility and the Live Oak Credit Facility.

In addition, cash and cash equivalents, reserve accounts also include amounts held in designated bank accounts, in the form of cash and short-term liquid investments in money market funds, within the Company’s wholly owned subsidiaries, SBIC II LP and SBIC III LP.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2024	February 29, 2024
Cash and cash equivalents	$32,228,082	$8,692,846
Cash and cash equivalents, reserve accounts	61,068,835	31,814,278
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$93,296,917	$40,507,124

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2024, our investment in three portfolio companies were on non-accrual status with a fair value of approximately $16.7 million, or 1.5% of the fair value of our portfolio. At February 29, 2024, our investment in three portfolio companies were on non-accrual status with a fair value of approximately $18.9 million, or 1.7% of the fair value of our portfolio.

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

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facility and notes are deferred and amortized using the straight-line method over the life of the respective facility and debt securities. Financing costs incurred in connection with the SBA debentures of SBIC II LP and SBIC III LP are deferred and amortized using the straight-line method over the life of the debentures. Any discount or premium on the issuance of any debt is accreted and amortized using the effective interest method over the life of the respective debt security.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2024, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2021, 2022, 2023 and 2024 federal tax years for the Company remain subject to examination by the IRS. At May 31, 2024 and February 29, 2024, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820) (“ASU 2022-03”), which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. With the adoption of ASU 2022-03, there was no significant impact to the consolidated financial statements.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2024 (dollars in thousands), according to the fair value hierarchy:

				Valued Using
	Fair Value Measurements			Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$945,045	$-	$945,045
Second lien term loans	-	-	18,387	-	18,387
Unsecured term loans	-	-	15,818	-	15,818
Structured finance securities	-	-	24,054	-	24,054
Equity interests	-	-	83,453	8,802	92,255
Total	$-	$-	$1,086,757	$8,802	$1,095,559

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

The following table presents fair value measurements of investments, by major class, as of February 29, 2024 (dollars in thousands), according to the fair value hierarchy:

				Valued Using
	Fair Value Measurements			Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$976,423	$-	$976,423
Second lien term loans	-	-	18,097	-	18,097
Unsecured term loans	-	-	15,818	-	15,818
Structured finance securities	-	-	30,626	-	30,626
Equity interests	-	-	88,426	9,404	97,830
Total	$-	$-	$1,129,390	$9,404	$1,138,794

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2024 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2024	$976,423	$18,097	$15,818	$30,626	$88,426	$1,129,390
Payment-in-kind and other adjustments to cost	1,565	232	-	(2,180)	-	(383)
Net accretion of discount on investments	811	3	-	-	-	814
Net change in unrealized appreciation (depreciation) on investments	15,575	55	-	(4,392)	3,296	14,534
Purchases	38,975	-	-	-	325	39,300
Sales and repayments	(73,442)	-	-	-	(2,261)	(75,703)
Net realized gain (loss) from investments	(14,862)	-	-	-	(6,333)	(21,195)
Balance as of May 31, 2024	$945,045	$18,387	$15,818	$24,054	$83,453	$1,086,757
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$14,874	$55	$-	$(4,392)	$(540)	$9,997

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the three months ended May 31, 2024.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2024 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$945,045	Market Comparables	Market Yield (%)	10.9% - 15.0%	12.9%
			Revenue Multiples (x)	3.5x - 4.6x	4.3x
			EBITDA Multiples (x)	3.8x - 12.5x	9.9x
Second lien term loans	18,387	Market Comparables	Market Yield (%)	19.0% - 40.5%	33.8%
			Third-party Bid (x)	15.1x - 15.1x	15.1x
			EBITDA Multiples (x)	7.0x - 7.0x	7.0x
Unsecured term loans	15,818	Discounted Cash Flow	Discount Rate (%)	10.5%	10.5%
Structured finance securities	24,054	Discounted Cash Flow	Discount Rate (%)	8.5% - 40.0%	18.8%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
			Default Rate (%)	2.0%	2.0%
Equity interests	83,453	Enterprise Value Waterfall	Revenue Multiples (x)	1.3x - 10.4x	6.6x
			EBITDA Multiples (x)	3.8x - 20.4x	10.8x
Total	$1,086,757

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of May 31, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$972,726	86.6%	$945,045	86.3%
Second lien term loans	22,203	2.0	18,387	1.7
Unsecured term loans	17,619	1.6	15,818	1.4
Structured finance securities	40,589	3.6	24,054	2.2
Equity interests	69,481	6.2	92,255	8.4
Total	$1,122,618	100.0%	$1,095,559	100.0%

The composition of our investments as of February 29, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$1,019,678	86.4%	$976,423	85.7%
Second lien term loans	21,968	1.9	18,097	1.6
Unsecured term loans	17,619	1.5	15,818	1.4
Structured finance securities	42,769	3.6	30,626	2.7
Equity interests	77,750	6.6	97,830	8.6
Total	$1,179,784	100.0%	$1,138,794	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at May 31, 2024. The inputs at May 31, 2024 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 8.5%-40.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of May 31, 2024, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4 and Note 5 for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

Invita (fka HemaTerra Holdings Company, LLC)

Invita (fka HemaTerra Holding Company, LLC) (“Invita”) provides SaaS-based software solutions addressing complex supply chain issues across a variety of medical environments, including blood, plasma, tissue, implants and DNA sample management, to customers in blood centers, hospitals, pharmaceuticals, and law enforcement settings.

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

For the three months ended May 31, 2024 and May 31, 2023, the Company accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

As of May 31, 2024, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $4.4 million and $7.4 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2024, Saratoga CLO had investments with a principal balance of $615.1 million and a weighted average spread over LIBOR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of May 31, 2024, the present value of the projected future cash flows of the subordinated notes was approximately $4.4 million, using a 40% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $86.8 million, management fees of $36.0 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2024 (unaudited) and February 29, 2024 and for the three months ended May 31, 2024 (unaudited) and May 31, 2023 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	May 31, 2024	February 29, 2024
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $604,425,866 and $629,345,724, respectively)	$585,005,607	$606,531,189
Equities at fair value (amortized cost of $2,320,093 and $1,649,986, respectively)	1,239,367	1,020,585
Total investments at fair value (amortized cost of $606,745,959 and $630,995,710, respectively)	586,244,974	607,551,774
Cash and cash equivalents	26,949,110	12,104,832
Receivable from open trades	1,690,146	2,865,174
Interest receivable (net of reserve of $293,014 and $615,604, respectively)	3,621,592	3,402,471
Due from affiliate	232	3,953
Prepaid expenses and other assets	100,353	205,400
Total assets	$618,606,407	$626,133,604

LIABILITIES
Interest payable	$5,176,046	$5,043,712
Payable from open trades	2,434,855	10,519,573
Accrued base management fee	67,011	68,605
Accrued subordinated management fee	268,045	274,418
Accounts payable and accrued expenses	134,607	84,199
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	357,500,000	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(214,034)	(220,100)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,223,576)	(2,286,598)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,659,761)	(1,707,224)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(35,168,230)	(36,164,988)
Total liabilities	690,814,963	697,611,597
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(72,208,806)	(71,478,243)
Total net deficit	(72,208,556)	(71,477,993)
Total liabilities and net assets	$618,606,407	$626,133,604

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2024	May 31, 2023
INVESTMENT INCOME
Total interest from investments	$16,074,172	$14,977,479
Interest from cash and cash equivalents	233,498	185,044
Other income	634,769	254,074
Total investment income	16,942,439	15,416,597

EXPENSES
Interest and debt financing expenses	15,186,421	13,924,131
Base management fee	160,891	163,358
Subordinated management fee	643,564	653,430
Professional fees	58,805	39,526
Trustee expenses	62,205	62,494
Other expense	105,538	70,996
Total expenses	16,217,424	14,913,935
NET INVESTMENT INCOME (LOSS)	725,015	502,662

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(4,398,529)	(2,108,567)
Net change in unrealized depreciation on investments	2,942,951	(10,337,238)
Net realized and unrealized gain (loss) on investments	(1,455,578)	(12,445,805)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(730,563)	$(11,943,143)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						15,981	$-	$30,044
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity						23,799	660,422	660,422
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Warrants	Equity						349	9,685	9,685
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	33,075
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	-
Instant Brands Litigation Trust Interests	Consumer goods: Durable	Warrants	Equity						8,572	-	42,861
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	97,280
URS TOPCO LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	366,000
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B (09/23)	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	9/20/2030	$1,443,881	1,424,662	1,444,430
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.67%	2/7/2029	2,467,368	2,381,531	2,450,911
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	10.58%	7/8/2028	3,066,073	2,780,554	3,047,676
Adtalem Global Education Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.83%	8/12/2028	582,329	578,746	583,301
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.09%	5/9/2025	2,298,063	2,295,013	1,723,547
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.30%	5/1/2030	2,170,507	2,155,587	2,166,448
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.06%	2/1/2031	2,917,500	2,853,359	2,929,345
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.83%	3/21/2031	1,000,000	997,507	1,004,580
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD SOFR+	4.75%	0.75%	10.17%	4/6/2028	2,468,354	2,335,840	2,471,440
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	7.32%	0.00%	7.42%	10/10/2025	1,654,803	1,648,832	1,648,598
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	2/4/2028	242,500	242,320	243,198

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	3/12/2026	2,099,167	2,091,130	2,099,167
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.96%	2/10/2027	4,337,771	4,319,775	3,632,883
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	1M USD SOFR+	3.50%	0.50%	8.82%	11/6/2030	801,032	800,942	804,003
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	9.18%	5/12/2028	1,950,000	1,944,391	1,949,669
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B Add-on	Loan	1M USD SOFR+	3.75%	0.00%	9.07%	5/31/2030	250,000	250,000	251,720
Altisource Solutions S.a r.l. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+	5.00%	1.00%	10.41%	4/30/2025	1,121,235	1,121,238	644,710
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	1/29/2028	485,000	483,771	485,538
Amer Sports Oyj (MASCOT BIDCO OY)	Consumer goods: Durable	USD Term Loan B (01/24)	Loan	3M USD SOFR+	3.25%	0.00%	8.58%	2/7/2031	500,000	497,766	502,500
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.32%	12/13/2029	480,000	467,963	481,949
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	11.08%	10/23/2029	2,982,733	2,981,325	2,998,899
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	3/3/2028	1,357,439	1,356,194	1,328,729
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD SOFR+	2.25%	0.75%	7.69%	2/17/2028	1,935,032	1,920,416	1,938,631
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.32%	8/11/2025	945,000	944,009	645,558
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (4/24)	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	7/18/2029	1,954,167	1,935,669	1,961,144
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.00%	0.75%	11.44%	11/19/2027	2,932,500	2,897,359	2,947,163
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	10.94%	9/1/2027	1,750,000	1,734,306	1,601,250
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	10.94%	9/1/2027	500,000	495,523	472,750
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.32%	7/26/2028	493,750	468,345	494,984

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	5/15/2026	2,901,015	2,884,650	2,850,102
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	3/6/2028	970,000	964,229	936,050
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.83%	8/19/2030	969,617	969,617	972,158
AppLovin Corporation	High Tech Industries	Term Loan B (3/24)	Loan	1M USD SOFR+	2.50%	0.50%	7.83%	10/25/2028	1,473,750	1,471,784	1,479,896
AqGen Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	8/2/2028	498,692	495,303	498,692
Aramark Services, Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.19%	1/15/2027	2,331,250	2,296,034	2,331,250
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	4/6/2028	1,753,715	1,748,960	1,756,346
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	9/23/2028	978,774	976,519	978,774
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	11/24/2028	496,735	492,460	499,219
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B 2	Loan	1M USD SOFR+	4.00%	0.00%	9.33%	8/9/2030	2,636,078	2,621,595	2,648,019
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+	4.25%	0.00%	9.57%	12/23/2030	900,000	891,571	906,750
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	2/14/2031	1,300,000	1,298,420	1,309,646
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	9.43%	8/19/2028	1,970,000	1,894,696	1,945,651
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD SOFR+	3.25%	0.00%	8.69%	12/18/2026	2,927,041	2,922,738	2,905,088
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.58%	2/15/2029	1,313,828	1,310,158	1,310,176
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	2.00%	0.00%	7.32%	6/22/2028	1,480,041	1,429,166	1,484,022
Axalta Coating Systems Dutch Holding B B.V.	Chemicals, Plastics, & Rubber	Term Loan B6 (03/24)	Loan	3M USD SOFR+	2.00%	0.50%	7.33%	12/20/2029	855,388	848,456	858,458
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.62%	0.75%	12.06%	9/20/2027	443,750	435,439	442,086

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	10/10/2026	533,621	531,766	533,088
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan (5/24)	Loan	3M USD SOFR+	3.50%	0.50%	8.83%	5/29/2029	1,481,231	1,475,389	1,489,867
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.57%	5/14/2031	1,648,521	1,637,811	1,650,582
Belfor Holdings Inc.	Services: Consumer	Term Loan B-1 (11/23)	Loan	1M USD SOFR+	3.75%	0.50%	9.08%	10/25/2030	1,502,834	1,489,202	1,508,470
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.68%	4/18/2029	248,125	248,125	248,951
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	1.93%	0.50%	7.51%	4/13/2028	1,940,000	1,940,000	1,943,240
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.66%	1/24/2029	1,965,000	1,964,329	1,866,337
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.69%	4/23/2026	967,089	964,204	948,840
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	4/23/2026	1,446,500	1,441,614	1,426,611
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD SOFR+	2.50%	0.00%	8.06%	3/4/2028	970,000	968,732	969,593
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.08%	1/22/2031	1,436,580	1,432,892	1,439,769
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	8.08%	12/13/2029	492,528	482,220	493,838
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	3.00%	0.00%	8.31%	1/31/2031	500,000	497,726	501,320
Boxer Parent Company, Inc.	High Tech Industries	Term Loan USD (11/23)	Loan	1M USD SOFR+	4.00%	0.00%	9.33%	12/29/2028	1,009,724	1,005,194	1,016,671
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan (02/24)	Loan	1M USD SOFR+	3.25%	0.00%	8.58%	2/21/2031	972,500	972,500	972,626
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD SOFR+	3.00%	0.00%	8.44%	1/22/2027	2,910,884	2,908,714	2,919,383

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.08%	1/17/2031	1,447,688	1,447,688	1,454,652
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	3.00%	0.00%	8.33%	7/1/2029	493,750	484,103	495,434
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B 3	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	11/1/2026	1,261,946	1,257,991	1,263,284
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B4 (05/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	11/22/2030	666,671	664,451	667,864
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	3/31/2028	2,431,250	2,416,861	2,437,328
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.33%	3/16/2030	475,000	470,843	477,038
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	1/31/2031	2,000,000	1,990,188	2,002,500
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	7.94%	6/5/2028	2,455,696	2,280,977	2,393,469
CAPSTONE BORROWER INC	Services: Business	Term Loan B (05/24)	Loan	1M USD SOFR+	3.25%	0.00%	8.57%	6/17/2030	879,264	867,452	882,191
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	3M USD SOFR+	6.75%	0.00%	12.32%	7/31/2026	3,930,582	3,914,563	589,587
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD SOFR+	3.75%	0.00%	9.19%	1/27/2027	1,942,453	1,936,309	1,267,761
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	8.08%	10/21/2027	987,500	981,684	991,203
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	8.18%	11/1/2025	2,435,462	2,180,455	2,231,492
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.69%	9/16/2028	244,375	244,077	245,291
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	9.30%	12/17/2027	242,500	241,119	243,562
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.67%	3/5/2028	987,500	949,110	869,000
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	4.25%	0.75%	9.69%	3/5/2028	970,000	967,330	856,025
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	0.00%	11.11%	9/25/2025	2,368,750	2,363,883	1,604,828

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	8.58%	7/6/2029	992,500	968,446	1,000,112
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	8/27/2028	726,092	721,525	727,907
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.50%	10.57%	2/11/2028	1,481,250	1,404,830	1,489,501
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	8/10/2028	2,387,717	2,351,732	2,401,160
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	2.00%	0.00%	7.43%	3/17/2028	485,000	484,451	486,213
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B1 (05/24)	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	5/17/2028	1,954,823	1,884,621	1,953,611
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.57%	7/29/2030	4,851,448	4,851,448	4,878,131
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loa 1st Lien Incremental	Loan	3M USD SOFR+	3.25%	0.50%	8.57%	4/27/2028	995,000	990,675	997,179
Clarios Global LP	Automotive	Term Loan (12/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.33%	5/6/2030	1,197,000	1,191,917	1,202,985
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.92%	8/9/2026	3,395,482	3,383,139	3,136,577
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.68%	0.50%	9.10%	4/13/2029	1,473,750	1,445,792	1,481,119
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+	2.50%	0.50%	7.81%	5/14/2028	390,593	390,049	392,792
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	9.69%	10/16/2028	215,713	211,174	216,185
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	9.83%	9/11/2029	2,887,500	2,814,050	2,754,675
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.94%	10/2/2027	2,714,005	2,563,151	2,577,137
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	1/31/2028	4,000,000	3,991,605	3,948,560
Corelle Brands Holding Inc.	Consumer goods: Durable	Exit Term Loan	Loan	3M USD SOFR+	8.00%	2.00%	13.33%	2/27/2029	100,196	100,197	99,194
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	6/2/2028	2,437,500	2,430,573	2,400,938

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/23)	Loan	1M USD SOFR+	2.50%	0.00%	7.93%	3/2/2027	1,935,275	1,935,275	1,941,816
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.58%	11/27/2028	1,584,034	1,574,817	1,592,747
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+	2.25%	0.50%	7.55%	2/19/2029	1,170,000	1,134,582	1,177,090
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.75%	8.83%	9/15/2027	487,500	487,449	489,938
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B (01/24)	Loan	3M USD SOFR+	4.75%	0.75%	10.08%	1/30/2031	2,400,000	2,377,563	2,419,992
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	1/15/2028	2,370,032	2,362,895	2,276,084
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.93%	4/15/2027	478,750	478,750	377,078
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	10.48%	2/15/2029	2,205,000	2,163,134	2,193,975
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	11.59%	11/2/2027	1,932,614	1,901,296	1,932,614
Dave & Buster's Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	1M USD SOFR+	3.25%	0.50%	8.63%	6/29/2029	987,544	948,521	992,343
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	9.33%	10/16/2026	1,450,882	1,450,882	1,442,829
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	11/16/2029	5,332,500	5,236,120	5,347,751
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.56%	1/15/2030	2,000,000	1,991,719	2,010,000
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan (5/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.82%	11/1/2030	625,000	616,239	626,756
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	9.32%	10/4/2028	980,000	977,303	976,835
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	10.08%	3/31/2028	492,500	477,286	493,426
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	15.41%	5/25/2026	152,224	149,746	142,710
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	5.25%	0.75%	10.69%	8/2/2029	3,118,225	3,099,077	3,122,435

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	9.68%	10/4/2029	1,481,316	1,383,808	1,480,397
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.70%	3/25/2028	486,250	483,394	428,075
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	10.94%	11/30/2028	3,200,830	3,148,020	3,128,811
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	9.41%	11/30/2028	1,969,697	1,811,779	1,972,159
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	10.68%	12/15/2028	3,922,456	3,805,230	3,731,236
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.19%	3/1/2028	6,305,000	6,277,577	6,318,808
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.50%	8.68%	1/31/2030	2,019,155	2,017,361	2,024,203
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B (04/24)	Loan	1M USD SOFR+	3.75%	0.50%	9.08%	1/31/2030	1,097,250	1,072,388	1,104,108
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	8/21/2025	147,374	147,247	147,420
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	9.66%	4/11/2031	1,500,000	1,477,793	1,503,750
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	8/16/2028	977,500	974,753	979,738
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.18%	11/23/2028	1,960,000	1,957,748	1,934,579
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.94%	4/7/2028	2,160,773	2,156,666	2,160,773
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.44%	11/1/2028	490,000	488,626	491,632
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	11.94%	12/14/2025	2,362,074	2,334,535	2,352,035
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	3/30/2029	3,091,984	3,039,668	2,902,260
Emerson Climate Technologies Inc	Services: Business	Term Loan B (04/23)	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	5/31/2030	997,500	993,053	1,003,525

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Exit Term Loan B (04/24)	Loan	3M USD SOFR+	4.50%	0.50%	9.83%	4/9/2031	2,000,000	1,980,403	1,997,500
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.93%	2/10/2028	2,431,250	2,424,549	2,269,426
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	1M USD SOFR+	2.75%	0.50%	8.17%	10/31/2029	1,483,744	1,469,182	1,486,058
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	11.31%	10/6/2029	968,750	904,370	758,531
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	9.93%	12/11/2028	977,500	970,699	985,447
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	3.25%	0.50%	8.58%	10/30/2030	1,125,000	1,109,376	1,133,438
EyeCare Partners T/L B - Restructure Source 1	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.39%	2/18/2027	-	1,946	-
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	First Lien TLB	Loan	1M USD SOFR+	4.00%	0.00%	9.33%	2/12/2031	500,000	495,332	504,095
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (08/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.33%	6/27/2029	2,809,718	2,807,144	2,820,647
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	10.59%	3/30/2027	4,850,000	4,807,992	4,793,692
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+	3.00%	0.00%	8.33%	3/5/2029	5,091,652	5,082,600	5,075,410
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	8.56%	7/21/2028	713,399	710,052	714,569
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	3.00%	0.50%	8.56%	7/21/2028	216,966	215,938	217,322
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	3M USD SOFR+	5.25%	1.00%	10.68%	2/5/2029	1,200,000	1,166,020	1,201,500
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan B3 (11/23)	Loan	3M USD SOFR+	2.25%	0.50%	7.56%	11/25/2030	3,740,625	3,731,146	3,753,081
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7	Loan	1M USD SOFR+	2.75%	0.50%	8.08%	6/30/2028	1,468,707	1,455,320	1,470,396
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+	4.75%	0.75%	10.36%	3/10/2026	799,104	795,806	623,301
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	10.34%	3/10/2026	2,970,000	2,878,552	2,264,625
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.57%	4/25/2031	4,252,472	4,245,946	4,247,156

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	1/29/2027	1,925,000	1,924,173	1,926,925
Garrett LX III S.a r.l.	Automotive	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.84%	4/30/2028	1,462,500	1,458,378	1,464,328
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD SOFR+	3.00%	0.50%	8.59%	12/31/2027	2,156,309	2,146,417	2,162,605
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	2.00%	0.00%	7.30%	4/10/2031	1,500,000	1,492,566	1,503,240
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	2,771,482	2,630,046	2,757,624
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan (05/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.83%	10/4/2030	498,750	496,462	500,620
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	9.68%	11/29/2025	4,833,856	4,751,056	4,712,237
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	2.00%	0.00%	7.43%	8/10/2027	944,956	944,956	944,559
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD SOFR+	5.25%	0.75%	10.68%	12/1/2027	1,850,000	1,838,568	1,535,500
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	1M USD SOFR+	4.75%	0.00%	10.17%	4/30/2028	1,254,792	748,762	1,176,368
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	1M USD SOFR+	4.75%	0.00%	10.17%	4/30/2028	1,732,808	1,651,354	1,054,847
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.00%	0.75%	8.44%	8/7/2027	942,441	939,031	945,607
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	3/6/2028	967,688	965,166	968,142
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.50%	0.50%	7.95%	1/24/2029	143,438	143,233	143,677
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.93%	2/24/2028	2,800,713	2,800,245	2,801,581
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD SOFR+	4.75%	0.75%	10.31%	5/27/2028	2,431,057	2,103,884	2,362,890
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	5/12/2030	248,752	247,678	249,219
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	10/19/2027	3,344,665	3,331,814	3,344,397

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Helix Gen Funding, LLc	Energy: Electricity	Term Loan	Loan	3M USD SOFR+	4.75%	1.00%	10.06%	12/31/2027	899,174	884,040	905,693
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	9.07%	6/30/2028	2,098,750	2,042,159	1,924,113
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.25%	0.50%	7.57%	7/14/2028	3,163,397	3,161,165	3,167,857
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	2.00%	0.00%	7.42%	11/8/2030	1,500,000	1,496,724	1,504,425
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	8/2/2028	500,000	500,000	501,875
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	6.75%	0.50%	12.08%	4/12/2029	3,116,400	3,114,216	2,988,285
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	11/17/2028	2,247,591	2,241,738	2,239,522
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	8.44%	3/17/2028	5,820,000	5,787,078	5,822,735
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.84%	2/26/2029	2,468,656	2,240,046	2,452,782
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	2/15/2031	3,000,000	2,986,212	3,015,000
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.23%	3/2/2028	4,749,901	4,744,630	4,757,168
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.18%	11/1/2028	2,452,455	2,444,544	2,454,001
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	3/6/2028	2,187,656	2,187,020	2,141,169
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	9.18%	3/13/2030	496,250	491,903	496,042
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	2/18/2030	992,500	983,884	994,981
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	9.68%	4/2/2029	2,714,874	2,660,180	2,713,191
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	10/27/2028	490,000	489,903	491,838
Ingram Micro Inc.	Wholesale	Term Loan (09/23)	Loan	3M USD SOFR+	3.00%	0.50%	8.57%	6/30/2028	1,095,000	1,087,935	1,100,475

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	1M USD SOFR+	5.50%	1.00%	10.83%	5/1/2026	3,324,875	3,241,812	3,335,282
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.94%	2/4/2027	480,000	479,202	477,120
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Instant Brands TL	Loan	3M USD SOFR+	15.00%	0.00%	20.34%	2/26/2031	17,444	10,085	25,843
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.75%	0.75%	8.18%	12/15/2027	494,962	491,142	496,684
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,286,033	881,771	1,105,989
Isolved Inc.	Services: Business	Term Loan (4/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	10/14/2030	623,438	617,530	625,389
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	1/26/2028	3,870,000	3,869,080	3,881,262
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	4.25%	0.75%	9.69%	3/1/2028	2,917,500	2,872,066	2,904,751
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	3M USD SOFR+	5.50%	1.00%	11.09%	11/20/2027	3,456,884	3,444,076	254,945
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	10.27%	2/12/2026	1,455,000	1,453,547	1,322,595
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD SOFR+	3.25%	0.75%	8.82%	3/13/2028	484,888	484,065	486,532
Kodiak BP, LLC	Construction & Building	Term Loan B2	Loan	3M USD SOFR+	3.75%	0.00%	9.06%	3/13/2028	500,000	497,561	503,125
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	4/10/2030	992,513	966,159	997,475
Kraton Corporation	Chemicals, Plastics, & Rubber	Term Loan 11/21	Loan	3M USD SOFR+	3.25%	0.50%	8.84%	3/15/2029	2,000,000	1,945,550	1,966,080
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	9/1/2027	485,084	478,707	472,957
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	#N/A	0.00%	0.00%	8.00%	9/27/2027	1,127,568	602,588	225,514
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	1M USD SOFR+	4.00%	0.50%	9.42%	2/23/2029	1,000,000	985,152	981,670
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	6.44%	12/31/2027	358,485	358,485	116,956
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	10.18%	2/16/2029	2,469,370	2,093,137	2,368,397
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	10.94%	8/26/2027	1,638,572	1,633,129	1,592,151

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.19%	3/17/2028	972,500	970,797	969,660
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,902,962	21,851
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+	1.75%	0.00%	7.16%	11/11/2026	1,192,291	1,191,670	1,193,531
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	9.68%	10/14/2028	1,488,750	1,471,308	1,491,549
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	10/16/2028	245,000	244,345	245,382
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.32%	6/14/2030	978,298	965,207	982,583
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan (2/24)	Loan	1M USD SOFR+	6.50%	0.75%	11.83%	3/31/2029	2,775,000	2,703,222	2,816,625
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	7.79%	4/15/2029	1,627,142	1,626,419	1,124,258
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	7.79%	4/15/2030	1,627,142	1,626,416	1,094,709
MAGNITE, INC.	Services: Business	Term Loan B (01/24)	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	2/6/2031	3,250,000	3,219,184	3,268,298
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	4/1/2031	1,317,074	1,317,074	1,315,428
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD SOFR+	1.75%	0.00%	7.23%	2/15/2027	250,000	249,780	249,688
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	10.31%	10/3/2030	2,000,000	1,873,829	1,892,960
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan B (12/23)	Loan	3M USD SOFR+	4.25%	0.00%	9.55%	2/28/2028	3,424,168	3,344,167	3,429,886
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD SOFR+	4.75%	0.50%	10.19%	7/28/2028	1,950,000	1,936,776	1,953,822
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	3M USD SOFR+	4.00%	0.50%	9.42%	12/18/2028	490,000	487,766	389,550
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD SOFR+	4.25%	0.75%	9.58%	12/22/2027	1,961,459	1,943,656	1,976,170
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	9.82%	4/8/2028	2,436,137	2,423,899	2,217,981

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Milano Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	4.00%	0.75%	9.41%	10/1/2027	2,000,000	1,909,216	1,940,840
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	3/21/2031	500,000	497,527	503,440
MKS Instruments, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.82%	8/17/2029	1,346,646	1,344,200	1,352,935
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.83%	3/28/2028	495,000	478,839	489,743
Moneygram International, Inc.	Services: Business	Term Loan	Loan	3M USD SOFR+	5.50%	0.50%	10.85%	5/31/2030	2,986,247	2,620,379	2,984,395
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	10.06%	9/16/2030	500,000	495,352	503,750
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD SOFR+	4.25%	0.50%	9.86%	9/1/2028	2,954,545	2,738,763	2,465,657
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	2.75%	0.50%	8.21%	11/23/2028	2,932,500	2,927,977	2,936,166
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	10.68%	2/22/2029	2,962,217	2,459,723	2,836,322
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.00%	8.94%	11/14/2025	3,296,699	3,287,487	3,280,216
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	9.16%	3/2/2028	87,464	87,220	83,921
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	3/2/2028	2,701,233	2,695,618	2,591,833
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	9/18/2026	657,625	654,369	658,941
Next Level Apparel, Inc.	Retail	Term Loan	Loan	1M USD SOFR+	7.50%	1.00%	12.92%	8/9/2026	2,448,323	2,438,190	1,915,813
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	7.43%	9/12/2029	993,445	990,163	993,942
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	3M USD SOFR+	3.50%	0.00%	8.83%	4/3/2028	497,494	493,137	500,603
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	10.48%	12/22/2028	1,960,000	1,949,488	1,953,258
Nuvei Technologies Corp.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.46%	12/19/2030	2,094,750	2,079,418	2,101,118

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	2/23/2029	2,461,108	2,374,641	2,339,431
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	2.25%	0.50%	7.58%	1/31/2030	933,133	908,855	939,021
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	3M USD SOFR+	3.50%	0.50%	8.81%	5/2/2030	496,250	487,397	496,563
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	3.25%	0.00%	8.57%	3/17/2031	1,200,000	1,198,598	1,208,256
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.83%	6/23/2027	250,000	249,129	250,860
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B4 (05/24)	Loan	1M USD SOFR+	3.25%	0.50%	8.68%	9/20/2028	975,000	972,255	976,570
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	10.31%	7/6/2028	941,176	935,003	918,824
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.05%	2/28/2030	2,477,481	2,454,534	2,491,107
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	11.07%	8/1/2029	2,970,000	2,614,004	2,771,990
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.00%	9.19%	3/31/2027	480,303	475,007	374,771
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	5/29/2026	794,490	793,256	796,675
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	4.00%	0.50%	9.33%	2/28/2029	980,000	978,867	980,000
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.69%	12/29/2028	1,470,887	1,466,959	1,437,056
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	8.18%	5/3/2029	982,500	979,071	984,101
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	2/1/2028	5,222,587	5,212,356	5,224,415
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD SOFR+	4.00%	0.50%	9.56%	12/23/2028	2,951,152	2,895,186	2,217,791
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.44%	3/17/2028	3,889,798	3,869,799	3,880,074
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.93%	12/1/2028	1,795,294	1,789,772	1,800,303

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	3/13/2028	4,365,000	4,359,844	4,367,532
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.71%	4/21/2029	1,970,000	1,963,112	1,943,267
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan (04/24)	Loan	3M USD SOFR+	3.00%	0.75%	8.32%	12/29/2027	485,000	483,674	486,518
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.19%	2/12/2028	5,335,000	5,303,127	5,122,934
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	12/15/2028	2,940,000	2,922,984	2,935,267
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+	3.50%	0.00%	8.93%	1/22/2027	481,250	481,071	481,452
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	10/14/2030	1,995,000	1,976,580	2,001,903
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	1M USD SOFR+	4.75%	0.50%	10.07%	5/16/2031	2,917,500	2,900,843	2,921,147
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	8.81%	12/28/2027	484,991	483,756	479,487
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	10.68%	7/20/2029	987,500	931,745	913,793
Propulsion (BC) Finco	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	9.06%	9/14/2029	748,106	740,864	753,717
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	10.08%	3/15/2030	475,176	474,258	474,881
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.50%	0.00%	8.81%	6/28/2030	1,244,373	1,235,260	1,249,040
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.73%	2/1/2029	1,965,000	1,951,003	1,457,794
Quikrete Holdings, Inc.	Construction & Building	Quikrete 3/24 (2031)	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	4/14/2031	1,000,000	997,581	1,003,630
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan (12/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.36%	6/21/2029	1,200,000	1,185,480	1,206,300
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	6/21/2029	1,196,962	1,183,318	1,203,246
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	11.69%	5/15/2028	551,042	545,646	553,566

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	8.19%	5/15/2028	2,936,992	2,865,773	1,308,812
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.56%	3/16/2030	2,475,000	2,396,832	2,480,420
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD SOFR+	3.00%	0.50%	8.44%	4/24/2028	975,000	974,092	961,350
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.08%	2/17/2028	1,855,175	1,825,029	1,858,273
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.09%	12/20/2024	4,241,580	4,227,343	3,154,082
Resideo Funding Inc.	Services: Consumer	Term Loan B (05/24)	Loan	3M USD SOFR+	2.00%	0.00%	7.33%	2/11/2028	1,455,000	1,454,141	1,457,735
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	12.07%	4/30/2027	1,963,234	1,963,234	1,926,423
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	10/20/2028	3,418,609	3,415,052	3,332,665
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.18%	2/4/2027	1,087,614	1,087,614	1,091,051
Russell Investments US Inst'l Holdco, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+	5.00%	1.00%	10.33%	5/30/2027	5,726,925	5,714,072	5,122,735
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.17%	2/8/2028	2,920,287	2,885,791	2,705,646
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.75%	0.75%	8.07%	9/1/2027	1,459,715	1,451,231	1,467,379
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	10.42%	3/10/2028	2,427,437	2,388,922	2,432,753
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	2/28/2030	495,000	491,829	495,619
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	4/20/2028	1,297,546	1,293,746	1,294,302
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.25%	0.50%	8.56%	4/4/2029	492,500	491,755	493,618
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	2/17/2028	990,000	982,275	994,584
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	7.07%	11/5/2028	500,000	499,260	501,615

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	8/28/2028	1,950,000	1,944,692	1,529,405
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD SOFR+	2.00%	0.50%	7.44%	3/18/2028	1,264,119	1,259,183	1,270,440
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	6M USD SOFR+	2.50%	0.00%	8.24%	1/23/2025	478,750	478,750	478,602
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.82%	4/1/2029	512,932	509,730	516,138
Sotheby's	Services: Business	Term Loan (7/21)	Loan	3M USD SOFR+	4.50%	0.50%	10.09%	1/15/2027	3,182,833	3,154,509	2,983,906
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.93%	8/2/2028	1,955,000	1,949,188	1,960,943
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.68%	3/31/2028	1,950,000	1,938,805	1,891,500
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	9.59%	3/4/2028	2,910,000	2,900,294	2,498,963
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	5/12/2028	2,396,364	2,394,431	2,391,882
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.69%	9/22/2028	617,750	614,049	619,115
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD SOFR+	5.00%	0.00%	10.43%	4/16/2026	4,284,976	4,224,044	4,242,554
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	9.31%	9/30/2030	1,250,000	1,232,700	1,250,163
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	4/17/2028	488,750	488,366	489,728
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	12/1/2028	977,500	971,012	977,256
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	4.25%	0.00%	9.58%	3/27/2031	500,000	495,096	504,585
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	9.69%	8/2/2028	2,191,005	2,116,045	2,195,562
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.84%	4/24/2028	2,438,722	2,438,116	2,420,041
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+	5.25%	0.50%	10.55%	4/2/2029	984,957	977,257	984,957

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	7/7/2028	977,500	976,300	977,500
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	1.00%	10.08%	3/13/2031	3,500,000	3,465,508	3,526,250
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+	6.00%	0.00%	11.33%	5/25/2028	1,875,000	1,875,000	1,802,344
The Dun & Bradstreet Corporation	Services: Business	Term Loan (01/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.07%	1/18/2029	1,148,788	1,147,353	1,151,821
Thor Industries, Inc.	Automotive	Term Loan B2	Loan	1M USD SOFR+	2.75%	0.00%	8.07%	11/15/2030	658,992	652,965	662,564
TIBCO Software Inc	High Tech Industries	Term Loan (3/24)	Loan	3M USD SOFR+	4.50%	0.50%	9.93%	3/24/2031	500,000	499,375	502,500
Torrid LLC	Wholesale	Term Loan 5/21	Loan	6M USD SOFR+	5.50%	0.75%	11.11%	6/14/2028	3,246,912	2,862,514	2,801,826
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.69%	4/15/2028	2,302,165	2,175,006	2,304,628
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	3M USD SOFR+	3.50%	0.75%	9.09%	8/18/2027	483,750	480,153	430,020
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7 (02/24)	Loan	1M USD SOFR+	2.00%	0.50%	7.33%	12/1/2028	609,032	608,222	610,902
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD SOFR+	3.25%	0.50%	8.81%	3/31/2028	1,458,754	1,454,375	1,455,939
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	3/10/2028	346,923	346,562	348,224
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.08%	4/4/2029	1,995,000	1,977,441	2,003,239
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	9.43%	10/29/2027	942,326	938,594	885,786
Uber Technologies, Inc.	Transportation: Consumer	Term Loan 2/23	Loan	3M USD SOFR+	2.75%	0.00%	8.08%	3/3/2030	394,188	393,320	396,652
Ultra Clean Holdings, Inc.	High Tech Industries	Term loan (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	2/25/2028	1,257,230	1,253,647	1,265,088
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD SOFR+	4.00%	1.00%	9.57%	7/31/2026	496,815	483,060	493,834
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.69%	3/15/2026	2,415,600	2,412,716	2,414,996

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.56%	6/25/2029	245,625	239,831	245,441
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	6M USD SOFR+	5.00%	0.75%	10.43%	1/19/2029	2,312,637	2,257,185	2,305,422
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Term Loan (12/23)	Loan	3M USD SOFR+	7.75%	0.00%	13.32%	6/16/2026	1,216,065	1,215,327	1,224,176
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	9.60%	8/20/2025	1,350,172	1,348,518	1,156,652
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.75%	0.75%	8.08%	12/6/2030	980,075	977,321	983,143
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	1/12/2029	2,975,130	2,971,218	2,977,926
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.83%	3/5/2029	2,959,849	2,904,035	2,711,962
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.69%	9/28/2028	2,761,364	2,756,082	2,757,912
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	12/20/2030	1,884,669	1,876,723	1,890,719
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	7.68%	5/16/2029	491,250	487,578	493,441
VM Consolidated, Inc.	Construction & Building	Term Loan B (01/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.08%	3/24/2028	1,835,482	1,834,853	1,848,477
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	11.33%	9/30/2025	465,000	465,000	477,206
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	7.68%	12/15/2028	495,000	487,053	495,619
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	First Lien TL I (01/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	1/24/2031	1,250,000	1,249,971	1,252,775
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.34%	3/2/2028	2,791,322	2,782,487	2,794,225
WeddingWire, Inc.	Services: Consumer	Term Loan (09/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	1/29/2028	4,808,923	4,807,138	4,820,946

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
WEX Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	4/1/2028	2,917,330	2,911,409	2,926,199
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.69%	3/27/2028	2,997,300	2,947,371	2,897,400
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Windsor Holdings III TL	Loan	1M USD SOFR+	4.00%	0.00%	9.32%	8/1/2030	498,750	498,750	503,947
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	7.17%	5/24/2030	992,500	988,251	993,989
Xperi Corporation	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	3.00%	0.00%	8.32%	6/8/2028	1,947,945	1,945,147	1,948,763
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	9.65%	3/9/2027	980,000	964,355	856,628
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD SOFR+	3.25%	0.50%	8.82%	11/1/2028	1,861,760	1,853,650	1,856,230
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.57%	1/24/2031	1,454,029	1,452,837	1,455,061
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.50%	0.00%	10.83%	2/8/2028	1,975,000	1,897,489	1,937,969
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	7.35%	1/29/2029	488,750	488,112	489,226
TOTAL INVESTMENTS										$606,745,959	$586,244,974

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	26,949,110	$26,949,110	$26,949,110
Total cash and cash equivalents	26,949,110	$26,949,110	$26,949,110

(a)	Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of May 31, 2024.
(b)	As of May 31, 2024, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR - The 1-month USD LIBOR rate as of May 31, 2024 was 5.44%.

3M USD LIBOR - The 3-month USD LIBOR rate as of May 31, 2024 was 5.60%.

1M SOFR - The 1-month SOFR rate as of May 31, 2024 was 5.33%.

3M SOFR - The 3-month SOFR rate as of May 31, 2024 was 5.34%.

6M SOFR - The 6-month SOFR rate as of May 31, 2024 was 5.31%.

Prime - The Prime Rate as of May 31, 2024 was 8.50%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						15,981	$-	$44,587
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						92,837	-	-
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						4,410	175,000	42,998
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	468,000
URS TOPCO LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	465,000
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B (09/23)	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	9/12/2030	$1,447,500	1,427,292	1,440,002
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.67%	2/7/2029	2,473,646	2,383,742	2,416,950
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	10.82%	7/8/2028	2,472,826	2,173,473	2,418,745
Adtalem Global Education Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.83%	8/12/2028	582,329	578,482	583,423
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.08%	5/9/2025	2,308,370	2,303,734	2,206,410
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.33%	5/1/2030	1,674,704	1,662,945	1,668,424
AHEAD DB Holdings, LLC	Services: Business	Term Loan (04/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.20%	10/18/2027	2,925,000	2,856,780	2,914,031
Air Canada	Transportation: Consumer	Term Loan B (07/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.93%	8/11/2028	1,970,000	1,853,394	1,970,276
AIS HoldCo, LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	5.00%	0.00%	10.57%	8/15/2025	4,551,925	4,499,117	4,392,607
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	1M USD SOFR+	4.75%	0.75%	10.17%	4/6/2028	2,474,684	2,334,728	2,471,590
Alchemy US Holdco 1, LLC	Metals & Mining	Term Loan	Loan	1M USD LIBOR+	7.32%	0.00%	7.42%	10/10/2025	1,654,803	1,647,646	1,646,943
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	2/4/2028	243,125	242,907	243,064
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.93%	3/12/2026	2,104,577	2,095,205	2,101,947
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	11.00%	2/10/2027	4,349,069	4,329,175	3,803,870
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	1M USD SOFR+	3.50%	0.50%	8.82%	11/6/2030	803,044	802,787	803,197
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	9.18%	5/12/2028	1,955,000	1,948,856	1,945,948
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B Add-on	Loan	1M USD SOFR+	3.75%	0.00%	9.07%	5/31/2030	250,000	250,000	250,000
Altisource Solutions S.a r.l. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+	5.00%	1.00%	10.45%	4/30/2025	1,110,821	1,110,656	877,549

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan (01/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	1/29/2028	486,250	484,910	483,819
Amer Sports Oyj (MASCOT BIDCO OY)	Consumer goods: Durable	USD Term Loan B (01/24)	Loan	3M USD SOFR+	3.25%	0.00%	8.58%	2/7/2031	500,000	497,525	499,375
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.92%	12/13/2029	480,000	467,515	479,798
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan (01/23)	Loan	1M USD SOFR+	6.00%	1.00%	11.33%	4/5/2028	2,982,733	2,981,076	2,983,478
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	3/3/2028	1,357,439	1,355,695	1,323,788
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD SOFR+	2.25%	0.75%	7.69%	2/17/2028	1,940,029	1,924,089	1,930,484
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.36%	8/11/2025	947,500	946,257	681,859
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	7/18/2026	1,959,296	1,939,016	1,955,632
ANI Pharmaceuticals, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.00%	0.75%	11.44%	11/19/2027	2,940,000	2,901,304	2,940,000
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	10.94%	9/1/2027	1,775,000	1,757,513	1,734,317
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	10.94%	9/1/2027	500,000	495,081	487,320
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.32%	7/26/2028	495,000	468,246	494,381
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	5/15/2026	2,908,629	2,890,508	2,857,728
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	3/6/2028	972,500	966,275	943,325
AppLovin Corporation	High Tech Industries	Term Loan (10/21)	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	10/21/2028	1,473,750	1,471,272	1,474,207
AppLovin Corporation	High Tech Industries	Term Loan (08/23)	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	8/15/2030	969,617	969,617	970,374
AqGen Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	8/2/2028	500,000	496,312	496,375
Aramark Services, Inc.	Services: Consumer	Term Loan B (4/21)	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	4/1/2028	1,753,715	1,748,558	1,750,436

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Aramark Services, Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.19%	1/15/2027	2,331,250	2,292,785	2,324,699
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	9/23/2028	981,274	978,810	972,550
Arches Buyer Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.68%	12/6/2027	1,469,697	1,463,299	1,405,398
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	11/24/2028	497,980	493,335	498,602
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	4.50%	0.00%	9.93%	8/9/2030	2,642,718	2,627,451	2,651,650
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+	4.25%	0.00%	9.57%	12/13/2030	900,000	891,160	900,000
Asplundh Tree Expert, LLC	Services: Business	Term Loan 2/21	Loan	1M USD SOFR+	1.75%	0.00%	7.18%	9/7/2027	967,500	965,030	966,068
AssuredPartners Capital, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (2/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.94%	2/12/2027	979,592	977,377	979,866
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	2/12/2027	491,250	490,654	491,250
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Incremental Term Loan (7/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	2/12/2027	975,000	975,000	975,000
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	9.43%	8/19/2028	1,975,000	1,895,414	1,957,719
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD SOFR+	3.25%	0.00%	8.69%	12/18/2026	2,934,604	2,928,879	2,915,442
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.58%	2/15/2029	1,317,171	1,313,077	1,304,619
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	2.00%	0.00%	7.32%	6/22/2028	1,483,750	1,429,872	1,483,038
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (08/23)	Loan	3M USD SOFR+	2.50%	0.50%	7.85%	12/20/2029	867,888	860,595	868,183
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.62%	0.75%	12.06%	9/20/2027	450,000	440,909	445,500
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	10/10/2026	556,042	553,804	553,540
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.50%	5/29/2029	985,000	981,238	980,075
Baldwin Risk Partners, LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	10/14/2027	1,960,048	1,946,212	1,946,171
Barnes Group Inc.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.43%	8/9/2030	249,375	247,649	249,500
Bausch Health Companies Inc.	Healthcare & Pharmaceuticals	Term Loan B (1/22)	Loan	1M USD SOFR+	5.25%	0.50%	10.67%	2/1/2027	1,850,000	1,710,365	1,465,552
Belfor Holdings Inc.	Services: Consumer	Term Loan B-1 (11/23)	Loan	1M USD SOFR+	3.75%	0.50%	9.08%	10/25/2030	1,600,000	1,584,928	1,602,000

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	2.00%	0.50%	7.58%	4/13/2028	1,945,000	1,945,000	1,943,172
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.66%	4/18/2029	248,750	248,750	248,544
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.70%	1/24/2029	1,970,000	1,969,251	1,852,785
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	4/23/2026	1,450,228	1,444,650	1,439,352
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.69%	4/23/2026	969,620	966,168	962,348
Blue Tree Holdings, Inc.	Chemicals, Plastics, & Rubber	Term Loan (2/21)	Loan	3M USD SOFR+	2.50%	0.00%	8.11%	3/4/2028	972,500	971,083	967,229
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.08%	1/22/2031	1,440,189	1,436,033	1,437,942
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	8.18%	12/13/2029	493,769	482,991	493,833
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	1/31/2031	500,000	497,629	501,460
Boxer Parent Company, Inc.	High Tech Industries	Term Loan USD (11/23)	Loan	1M USD SOFR+	4.25%	0.00%	9.58%	12/29/2028	1,012,255	1,007,334	1,015,018
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan (02/24)	Loan	1M USD SOFR+	3.25%	0.00%	8.58%	2/21/2031	972,500	972,500	961,355
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B3	Loan	1M USD SOFR+	3.00%	0.00%	8.44%	1/22/2027	2,918,464	2,915,588	2,913,007
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.08%	1/17/2031	1,447,688	1,447,688	1,442,028
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	3.00%	0.00%	8.33%	7/1/2029	493,750	483,706	492,856
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B2	Loan	1M USD SOFR+	2.50%	0.00%	7.83%	11/15/2030	333,333	332,779	333,393
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B 3	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	11/1/2026	1,595,639	1,589,524	1,595,910
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	3/31/2028	2,437,500	2,421,791	2,400,938
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	3/16/2030	496,250	491,660	496,200
Calpine Corporation	Utilities: Electric	Term Loan B-10 (01/20)	Loan	3M USD LIBOR+	2.00%	0.00%	3.87%	8/12/2026	2,000,000	1,990,000	1,983,760
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	7.94%	6/5/2028	2,462,025	2,277,630	2,401,238
CAPSTONE BORROWER INC	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+	3.75%	0.00%	9.10%	6/15/2030	998,077	984,312	993,396
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	3M USD SOFR+	6.75%	0.00%	12.36%	7/31/2026	3,930,582	3,912,784	589,587

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+	3.75%	0.00%	9.35%	1/27/2027	1,946,639	1,939,553	1,354,627
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	8.40%	10/21/2027	990,000	983,747	989,228
Catalent Pharma Solutions, Inc.	Healthcare & Pharmaceuticals	Term Loan B4	Loan	1M USD SOFR+	3.00%	0.50%	8.32%	2/22/2028	600,000	595,597	601,500
Catalent Pharma Solutions, Inc.	Healthcare & Pharmaceuticals	Term Loan B3 (2/21)	Loan	1M USD SOFR+	2.00%	0.50%	7.43%	2/22/2028	598,462	587,525	597,588
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	8.19%	11/1/2025	2,464,605	2,167,043	2,214,029
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.69%	9/16/2028	245,000	244,633	244,030
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	9.35%	12/17/2027	243,125	241,678	241,195
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.68%	3/5/2028	990,000	949,452	920,700
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	3/5/2028	972,500	969,580	866,741
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	5.50%	0.00%	10.83%	9/25/2025	2,375,000	2,368,777	1,863,520
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (10/23)	Loan	3M USD SOFR+	4.00%	0.00%	9.35%	7/6/2029	992,500	967,482	994,406
Cengage Learning, Inc.	Media: Advertising, Printing & Publishing	Term Loan B (6/21)	Loan	3M USD SOFR+	4.75%	1.00%	10.33%	7/14/2026	2,932,500	2,917,832	2,930,682
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	8/27/2028	868,330	862,415	868,191
CenturyLink, Inc.	Telecommunications	Term Loan B (1/20)	Loan	1M USD SOFR+	2.25%	0.00%	7.69%	3/15/2027	3,838,165	3,835,627	2,781,480
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	5.25%	0.50%	10.57%	2/11/2028	1,485,000	1,404,122	1,487,866
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	8/10/2028	2,393,717	2,355,365	2,345,842
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	2.00%	0.00%	7.43%	3/17/2028	486,250	485,591	485,642
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	USD Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	5/17/2028	1,959,849	1,885,810	1,951,676
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	7/29/2030	4,863,365	4,862,868	4,857,286
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loa 1st Lien Incremental	Loan	3M USD SOFR+	3.25%	0.50%	8.57%	4/27/2028	997,500	992,828	997,919
Clarios Global LP	Automotive	Term Loan (12/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.33%	5/6/2030	1,197,000	1,191,616	1,196,629
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.92%	8/9/2026	3,404,430	3,390,583	3,132,076
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.68%	0.50%	9.10%	4/13/2029	1,477,500	1,448,088	1,475,343
Columbus McKinnon Corporation	Capital Equipment	Term Loan (4/21)	Loan	3M USD SOFR+	2.75%	0.50%	8.39%	5/14/2028	406,951	406,326	407,207

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	9.69%	10/16/2028	2,762,330	2,701,073	2,702,470
Connect Finco SARL	Telecommunications	Term Loan (1/21)	Loan	1M USD SOFR+	3.50%	1.00%	8.83%	12/11/2026	2,887,500	2,809,993	2,882,678
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.94%	10/2/2027	2,714,005	2,553,865	2,544,379
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	1/31/2028	4,000,000	3,990,860	3,950,000
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	6/2/2028	2,443,750	2,436,006	2,372,344
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/23)	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	3/2/2027	1,940,138	1,940,138	1,941,903
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (02/23)	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	11/27/2028	1,588,004	1,577,748	1,588,449
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.50%	7.58%	2/19/2029	1,230,000	1,190,854	1,230,923
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.75%	8.83%	9/15/2027	487,500	487,355	486,891
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B (01/24)	Loan	3M USD SOFR+	4.75%	0.75%	10.07%	1/30/2031	2,400,000	2,376,371	2,409,000
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.93%	4/15/2027	480,000	480,000	448,277
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	4/15/2027	2,376,032	2,368,120	2,307,222
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	10.48%	2/15/2029	2,210,625	2,165,966	2,194,045
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	11.57%	11/2/2027	1,937,017	1,903,074	1,830,481
Daseke Inc	Transportation: Cargo	Term Loan 2/21	Loan	1M USD SOFR+	4.00%	0.75%	9.44%	3/5/2028	1,162,500	1,159,080	1,162,860
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	1M USD SOFR+	3.25%	0.50%	8.63%	6/29/2029	990,019	949,041	990,791
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	9.33%	10/16/2026	1,454,660	1,454,660	1,442,426
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	11/16/2029	5,346,000	5,244,974	5,325,952
Delos Aircraft DAC	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	7.35%	10/31/2027	250,000	250,000	250,438
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.60%	1/15/2030	2,000,000	1,991,389	1,997,000
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan (09/23)	Loan	1M USD SOFR+	4.25%	0.50%	9.58%	11/1/2030	625,000	616,061	625,394
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	9.36%	10/4/2028	982,500	979,722	978,206

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	10.08%	3/31/2028	493,750	477,680	492,051
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	15.43%	5/25/2026	152,224	149,462	146,896
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan	Loan	3M USD SOFR+	5.25%	0.75%	10.83%	8/2/2029	3,190,000	3,169,423	3,181,036
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	9.71%	10/4/2029	1,485,028	1,383,712	1,476,207
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.75%	3/25/2028	487,500	484,443	452,463
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	10.94%	11/30/2028	3,243,968	3,187,785	3,163,874
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	9.43%	11/30/2028	1,974,747	1,809,468	1,955,000
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	10.68%	12/15/2028	3,932,462	3,808,999	3,605,596
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.19%	3/1/2028	6,370,000	6,338,820	6,354,075
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	8/21/2025	198,929	198,685	198,432
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (01/23)	Loan	1M USD SOFR+	3.25%	0.50%	8.68%	1/31/2030	2,024,241	2,022,091	1,999,788
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (08/23)	Loan	1M USD SOFR+	4.00%	0.50%	9.33%	1/31/2030	1,100,000	1,074,202	1,097,250
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	8/16/2028	980,000	976,771	977,344
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	11/23/2028	1,965,000	1,962,209	1,926,761
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (3/21)	Loan	1M USD SOFR+	3.50%	0.75%	8.94%	4/7/2028	2,166,328	2,161,731	2,158,616
Electrical Components Inter., Inc.	Capital Equipment	Term Loan (6/18)	Loan	1M USD SOFR+	4.25%	0.00%	9.68%	6/26/2025	1,868,421	1,868,421	1,861,415
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.44%	11/1/2028	491,250	489,769	490,253
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	11.94%	12/14/2025	2,522,373	2,488,308	2,485,798
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	3/30/2029	2,598,596	2,581,552	2,366,360
Emerson Climate Technologies Inc	Services: Business	Term Loan B (04/23)	Loan	1M USD SOFR+	2.50%	0.00%	7.79%	5/31/2030	1,000,000	995,376	997,250
Endo Luxembourg Finance Company I S.a.r.l.	Healthcare & Pharmaceuticals	Term Loan (3/21)	Loan	Prime	6.00%	0.75%	14.50%	3/27/2028	2,335,285	2,330,451	1,522,606
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	6M USD SOFR+	3.50%	0.75%	9.42%	2/10/2028	2,437,500	2,430,093	2,380,048

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B (10/22)	Loan	3M USD SOFR+	3.50%	0.50%	8.95%	10/30/2029	1,487,496	1,472,128	1,489,355
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	3M USD SOFR+	5.75%	0.50%	11.10%	10/6/2029	975,000	908,088	871,104
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	9.93%	12/11/2028	980,000	973,017	981,470
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	10/30/2030	1,125,000	1,108,675	1,123,594
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.39%	2/18/2027	-	1,951	-
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	First Lien TLB	Loan	1M USD SOFR+	4.00%	0.00%	9.32%	2/12/2031	500,000	495,088	499,315
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (08/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.31%	6/27/2029	2,816,795	2,813,980	2,815,386
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	10.57%	3/30/2027	4,862,500	4,816,997	4,868,578
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Refinancing Term Loan	Loan	3M USD SOFR+	2.50%	0.00%	7.95%	2/1/2027	5,091,652	5,082,259	5,068,332
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	8.61%	7/21/2028	715,360	711,800	709,694
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	3.00%	0.50%	8.61%	7/21/2028	216,966	215,877	215,248
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	5.25%	1.00%	10.58%	2/5/2029	1,200,000	1,164,361	1,165,500
Flutter Financing B.V.	Hotel, Gaming & Leisure	Third Amendment 2028-B Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.86%	7/21/2028	309,759	304,101	310,103
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan B3 (11/23)	Loan	3M USD SOFR+	2.25%	0.50%	7.70%	11/25/2030	3,000,000	2,992,850	2,984,370
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7	Loan	1M USD SOFR+	2.75%	0.50%	8.08%	6/30/2028	1,472,388	1,458,275	1,461,345
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+	4.75%	0.75%	10.36%	3/10/2026	799,104	795,310	703,211
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	10.33%	3/10/2026	2,977,500	2,874,281	2,612,756
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	8/1/2025	4,263,723	4,255,884	4,258,394
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	1/29/2027	1,930,000	1,928,989	1,928,340
Garrett LX III S.a r.l.	Automotive	Dollar Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	8.82%	4/30/2028	1,466,250	1,461,820	1,465,634
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD SOFR+	3.00%	0.50%	8.57%	12/31/2027	2,183,488	2,172,849	2,163,466
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan (11/19)	Loan	3M USD SOFR+	2.00%	0.00%	7.45%	12/30/2026	1,443,750	1,440,683	1,443,577

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	2,781,634	2,604,347	2,766,864
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	8.33%	10/4/2030	500,000	497,577	499,585
Global Tel*Link Corporation	Telecommunications	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	9.68%	11/29/2025	4,846,612	4,750,154	4,708,290
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan 2/21	Loan	1M USD SOFR+	2.00%	0.00%	7.44%	8/10/2027	947,411	947,411	946,984
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD SOFR+	5.25%	0.75%	10.69%	12/1/2027	1,875,000	1,862,167	1,556,250
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	1M USD SOFR+	4.75%	0.00%	10.17%	4/30/2028	1,254,792	730,596	1,198,326
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	1M USD SOFR+	4.75%	0.00%	10.17%	4/30/2028	1,732,808	1,646,943	1,199,970
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan (2/21)	Loan	1M USD SOFR+	3.00%	0.75%	8.44%	8/7/2027	945,831	942,144	944,554
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	3/6/2028	970,169	967,400	969,994
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.75%	1/24/2029	144,063	143,842	143,838
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Amendment 5 Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	2/24/2028	2,807,931	2,806,739	2,807,061
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD SOFR+	4.75%	0.75%	10.36%	5/27/2028	2,473,405	2,125,105	2,402,740
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	5/12/2030	249,375	248,230	249,375
Harbor Freight Tools USA, Inc.	Retail	Term Loan B (06/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	10/19/2027	3,344,665	3,330,419	3,319,212
Helix Gen Funding, LLc	Energy: Electricity	Term Loan	Loan	3M USD SOFR+	4.75%	1.00%	10.10%	12/31/2027	932,597	915,944	933,763
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	9.07%	6/30/2028	500,000	490,436	481,875
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	7/14/2028	3,172,373	3,168,887	3,167,266
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	2.00%	0.00%	7.42%	11/8/2030	1,500,000	1,496,471	1,501,020
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan (3/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	8/2/2028	497,455	497,455	496,834
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	8/2/2028	500,000	500,000	499,375
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan B (08/18)	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	8/18/2025	3,116,400	3,113,557	3,044,598
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	11/17/2028	2,254,003	2,247,557	2,188,795

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	1M USD SOFR+	3.00%	0.00%	8.44%	3/17/2028	5,835,000	5,798,864	5,792,171
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.82%	2/26/2029	2,474,937	2,235,702	2,442,466
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	3.50%	0.50%	8.81%	2/15/2031	3,000,000	2,985,024	2,983,440
Idera, Inc.	High Tech Industries	Term Loan (02/21)	Loan	3M USD SOFR+	3.75%	0.75%	9.21%	3/2/2028	4,762,143	4,756,197	4,730,379
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	11/1/2028	2,458,728	2,449,919	2,452,581
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	3/6/2028	2,193,266	2,192,568	2,119,243
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	9.18%	3/13/2030	497,500	492,907	490,450
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.50%	0.00%	8.93%	2/18/2030	995,000	985,838	985,259
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	9.68%	4/2/2029	2,714,874	2,657,733	2,667,363
Informatica Inc.	High Tech Industries	Term Loan B (10/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	10/27/2028	491,250	491,064	491,250
Ingram Micro Inc.	Wholesale	Term Loan (09/23)	Loan	3M USD SOFR+	3.00%	0.50%	8.61%	6/30/2028	1,095,000	1,087,525	1,093,631
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	1M USD SOFR+	5.50%	1.00%	10.83%	5/1/2026	3,333,250	3,240,468	3,305,117
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.58%	2/4/2027	481,250	480,346	475,475
INSTANT BRANDS HOLDINGS INC.	Consumer goods: Durable	Instant Brands TL	Loan	Prime	4.00%	0.75%	14.50%	4/7/2028	10,085	10,085	10,085
INSTANT BRANDS HOLDINGS INC. (b)	Consumer goods: Durable	Term Loan 4/21	Loan	Prime	4.00%	0.75%	14.50%	4/7/2028	3,942,576	3,929,234	256,267
INSTANT BRANDS HOLDINGS INC. (c)	Consumer goods: Durable	PIK DIP Term Loan	Loan	1M USD SOFR+	3.00%	1.00%	15.45%	1/31/2024	1,523,653	1,523,115	1,557,935
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.75%	0.75%	8.18%	12/15/2027	494,962	490,830	494,101
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,258,790	838,779	1,082,559

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Isolved Inc.	Services: Business	Term Loan	Loan	6M USD SOFR+	4.00%	0.50%	9.48%	10/5/2030	625,000	618,886	626,563
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	1/26/2028	3,880,000	3,878,565	3,869,602
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	4.25%	0.75%	9.69%	3/1/2028	2,925,000	2,876,836	2,850,647
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	3M USD SOFR+	5.50%	1.00%	11.07%	11/20/2027	3,456,884	3,442,560	276,551
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	10.27%	2/12/2026	1,458,750	1,456,824	1,400,400
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD SOFR+	3.25%	0.75%	8.86%	3/13/2028	486,159	485,291	485,211
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	4/10/2030	995,006	967,558	998,121
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	9/1/2027	486,325	479,475	464,440
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	8.00%	9/27/2027	1,127,568	568,253	761,108
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	6.44%	6/30/2025	355,751	355,751	138,149
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	10.18%	2/16/2029	2,475,771	2,084,045	2,310,216
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	10.94%	8/26/2027	1,659,313	1,653,207	1,595,015
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.19%	3/17/2028	975,000	972,922	957,938
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,902,171	25,493
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+	1.75%	0.00%	7.18%	11/11/2026	1,195,404	1,194,671	1,194,125
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan (01/23)	Loan	1M USD SOFR+	4.25%	0.50%	9.68%	10/14/2028	1,492,500	1,473,942	1,491,754
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.94%	10/16/2028	245,625	244,848	244,473
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.32%	6/14/2030	980,756	967,038	980,756
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan (2/24)	Loan	1M USD SOFR+	6.50%	0.75%	11.83%	3/31/2029	2,775,000	2,700,276	2,775,860
MAGNITE, INC.	Services: Business	Term Loan B (01/24)	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	2/6/2031	3,250,000	3,218,266	3,241,875
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (11/19)	Loan	1M USD SOFR+	1.75%	0.00%	7.18%	8/29/2025	1,317,074	1,317,074	1,312,543
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD SOFR+	1.75%	0.00%	7.27%	2/15/2027	250,000	249,741	249,063

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	10.35%	10/3/2030	2,000,000	1,870,298	1,832,500
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan B (12/23)	Loan	1M USD SOFR+	4.25%	0.00%	9.58%	2/28/2028	3,432,772	3,346,276	3,432,772
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (07/21)	Loan	1M USD SOFR+	4.75%	0.50%	10.19%	7/28/2028	1,955,000	1,940,387	1,946,281
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD SOFR+	4.00%	0.50%	9.44%	12/18/2028	491,250	488,835	409,275
Mermaid Bidco Inc.	High Tech Industries	Term Loan B2	Loan	3M USD SOFR+	4.50%	0.75%	9.88%	12/22/2027	1,966,412	1,947,595	1,968,870
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	9.86%	4/8/2028	2,442,400	2,429,364	1,996,417
MKS Instruments, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.82%	8/17/2029	1,971,537	1,967,675	1,966,253
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.83%	3/28/2028	496,250	479,007	485,084
Moneygram International, Inc.	Services: Business	Term Loan	Loan	3M USD SOFR+	5.50%	0.50%	10.88%	5/31/2030	2,993,750	2,617,290	2,936,989
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	10.10%	9/16/2030	500,000	495,262	500,625
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD SOFR+	4.25%	0.50%	9.85%	9/1/2028	2,962,121	2,734,973	2,861,320
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	2.75%	0.50%	8.25%	11/23/2028	2,940,000	2,935,048	2,929,504
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	10.68%	2/22/2029	2,969,773	2,447,043	2,806,436
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.00%	8.94%	11/14/2025	3,305,649	3,294,914	3,289,120
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	3/2/2028	2,708,195	2,701,639	2,522,007
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	9.20%	3/2/2028	87,464	87,200	81,450
New Trojan Parent, Inc. (c)	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	5.25%	0.50%	10.69%	1/6/2028	-	40,239	-
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	9/18/2026	657,625	654,056	655,705
Next Level Apparel, Inc.	Retail	Term Loan	Loan	1M USD SOFR+	7.50%	1.00%	12.92%	8/9/2026	2,605,709	2,579,219	2,019,425
NortonLifeLock Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	7.43%	9/12/2029	997,195	993,475	994,014
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.42%	4/3/2028	497,500	492,525	497,192
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan (05/23)	Loan	3M USD SOFR+	4.00%	0.00%	9.42%	4/3/2028	498,747	494,084	498,228

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	10.52%	12/22/2028	1,965,000	1,954,113	1,948,632
Nuvei Technologies Corp.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	12/19/2030	2,100,000	2,084,250	2,100,336
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.93%	2/23/2029	2,467,387	2,376,707	2,249,442
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	2.75%	0.50%	8.18%	1/31/2030	1,380,397	1,343,151	1,381,267
Organon & Co.	Healthcare & Pharmaceuticals	Term Loan USD	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	6/2/2028	2,118,750	2,112,577	2,120,085
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	4.00%	0.50%	9.43%	5/2/2030	497,500	488,294	496,669
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.50%	0.75%	8.94%	4/21/2028	895,408	894,474	893,734
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.83%	6/23/2027	250,000	248,893	249,923
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	8.69%	9/20/2028	975,000	971,827	975,994
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	10.34%	7/6/2028	941,176	934,588	896,471
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan 2/23	Loan	3M USD SOFR+	4.25%	0.50%	9.69%	2/27/2030	2,483,737	2,460,184	2,482,198
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	11.06%	8/1/2029	1,975,000	1,671,950	1,816,013
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.00%	9.19%	3/30/2027	481,544	475,840	411,321
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	5/29/2026	794,490	793,022	794,156
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.75%	0.50%	9.06%	2/28/2029	982,500	981,042	972,066
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.69%	12/29/2028	1,474,639	1,470,327	1,325,332
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	8.18%	5/3/2029	985,000	981,209	979,720
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.18%	2/1/2028	5,236,340	5,225,013	5,236,340
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	9.46%	12/23/2028	2,958,680	2,899,926	2,608,254
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.44%	3/17/2028	3,899,823	3,878,054	3,880,324
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.93%	12/1/2028	1,795,294	1,789,191	1,791,309
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.19%	3/13/2028	4,376,250	4,370,414	4,362,377
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.72%	4/21/2029	1,975,000	1,967,432	1,926,968
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.00%	0.75%	8.61%	12/29/2027	486,250	484,831	485,642

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.19%	2/12/2028	5,348,750	5,313,507	5,071,310
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	12/15/2028	2,947,500	2,929,343	2,939,512
Presidio, Inc.	Services: Business	Term Loan B (1/20)	Loan	3M USD SOFR+	3.50%	0.00%	8.91%	1/22/2027	482,500	482,164	483,103
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B (10/23)	Loan	3M USD SOFR+	2.50%	0.00%	7.83%	10/11/2030	2,000,000	1,980,728	1,998,300
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan	Loan	1M USD SOFR+	5.75%	1.00%	11.19%	4/27/2027	2,925,000	2,906,770	2,921,344
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	8.84%	12/28/2027	486,242	484,862	472,311
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	10.66%	7/20/2029	990,000	931,883	907,711
Propulsion (BC) Finco	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	9.10%	9/14/2029	750,000	742,504	748,748
PUG LLC	Services: Consumer	Term Loan B (02/20)	Loan	1M USD SOFR+	3.50%	0.00%	8.94%	2/12/2027	475,176	474,168	466,010
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.83%	6/28/2030	997,500	988,167	996,253
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.71%	2/1/2029	1,970,000	1,954,941	1,552,734
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan (12/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.36%	6/21/2029	1,200,000	1,185,480	1,200,000
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	6/21/2029	1,200,000	1,185,733	1,200,000
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (1/21)	Loan	1M USD SOFR+	2.75%	0.75%	8.19%	2/15/2028	2,944,353	2,869,199	1,278,173
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+	4.25%	0.00%	9.60%	3/16/2030	2,481,250	2,400,653	2,476,213
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD SOFR+	3.00%	0.50%	8.44%	4/24/2028	977,500	976,326	950,501
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	6M USD SOFR+	3.25%	0.50%	9.12%	2/17/2028	1,860,192	1,827,856	1,856,323
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	11.07%	12/20/2024	4,252,891	4,231,426	2,426,275
Resideo Funding Inc.	Services: Consumer	Term Loan (1/21)	Loan	1M USD SOFR+	2.25%	0.50%	7.69%	2/11/2028	1,458,750	1,457,581	1,454,651
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	12.11%	4/30/2027	1,968,154	1,968,154	1,936,172
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.94%	10/20/2028	3,427,375	3,422,882	3,328,838
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.18%	1/29/2027	1,117,917	1,117,917	1,117,078

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Reynolds Group Holdings Inc.	Containers, Packaging & Glass	Term Loan B2	Loan	1M USD SOFR+	3.25%	0.00%	8.69%	2/5/2026	1,933,578	1,929,763	1,936,692
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/20)	Loan	1M USD SOFR+	3.50%	1.00%	8.93%	6/2/2025	5,503,217	5,487,956	5,313,356
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.17%	2/8/2028	2,927,756	2,890,768	2,728,317
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.75%	0.75%	8.08%	9/1/2027	1,463,497	1,454,416	1,463,497
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	5.00%	0.50%	10.42%	3/10/2028	2,433,693	2,393,141	2,405,560
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.58%	2/28/2030	496,250	492,943	495,421
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.19%	4/20/2028	1,297,546	1,293,069	1,294,847
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.25%	0.50%	8.58%	4/4/2029	493,750	492,933	492,516
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.75%	0.00%	9.08%	2/17/2028	992,500	984,017	993,294
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+	2.00%	0.00%	7.61%	11/2/2028	1,000,000	998,338	1,000,560
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	8/28/2028	1,955,000	1,948,734	1,873,144
SiteOne Landscape Supply, LLC	Services: Business	Term Loan (3/21)	Loan	1M USD SOFR+	2.00%	0.50%	7.44%	3/18/2028	1,267,378	1,261,906	1,267,378
SMG US Midco 2, Inc.	Services: Business	Term Loan (01/20)	Loan	3M USD SOFR+	2.50%	0.00%	8.07%	1/23/2025	480,000	480,000	479,702
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.82%	4/1/2029	514,217	510,811	514,860
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD SOFR+	4.50%	0.50%	10.08%	1/15/2027	3,191,015	3,159,783	3,159,903
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.69%	8/2/2028	1,960,000	1,953,602	1,955,453
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.68%	3/31/2028	1,955,000	1,942,520	1,857,250
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	9.62%	3/4/2028	2,917,500	2,907,433	2,644,510
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	5/12/2028	2,523,636	2,521,215	2,517,327
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.68%	9/22/2028	620,250	616,132	619,785
Staples, Inc.	Wholesale	Term Loan (03/19)	Loan	1M USD SOFR+	5.00%	0.00%	10.44%	4/16/2026	4,296,252	4,227,884	4,185,881
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	9.35%	9/19/2030	1,250,000	1,232,293	1,233,600
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.83%	4/17/2028	490,000	489,451	489,084
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.19%	12/1/2028	980,000	972,893	979,510

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	9.69%	8/2/2028	2,197,331	2,118,286	2,186,345
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	9.59%	4/24/2028	2,444,975	2,444,257	2,421,748
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan 3/22	Loan	3M USD SOFR+	5.00%	0.50%	10.35%	4/2/2029	987,475	979,563	987,060
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.19%	7/7/2028	980,000	978,620	977,962
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	5.25%	1.00%	10.68%	7/15/2025	4,337,912	4,305,238	4,332,490
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+	6.00%	0.00%	11.33%	5/25/2028	1,880,000	1,879,762	1,809,030
The Dun & Bradstreet Corporation	Services: Business	Term Loan (01/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.07%	1/18/2029	1,148,788	1,146,995	1,145,629
Thor Industries, Inc.	Automotive	Term Loan B2	Loan	1M USD SOFR+	2.75%	0.00%	8.07%	11/15/2030	847,276	839,124	847,276
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+	5.50%	0.75%	11.11%	6/14/2028	3,293,297	2,885,799	2,766,369
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.69%	4/15/2028	2,308,083	2,173,521	2,279,878
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	3M USD SOFR+	3.50%	0.75%	9.07%	8/18/2027	485,000	481,026	403,360
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7 (02/24)	Loan	1M USD SOFR+	2.00%	0.50%	7.33%	12/1/2028	609,032	608,154	608,161
Transdigm, Inc.	Aerospace & Defense	Term Loan H	Loan	3M USD SOFR+	3.25%	0.00%	8.60%	2/22/2027	1,973,436	1,970,279	1,977,580
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD SOFR+	3.25%	0.50%	8.86%	3/31/2028	1,462,504	1,457,793	1,435,389
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.94%	3/10/2028	346,923	346,548	345,584
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Incremental Term Loan	Loan	3M USD SOFR+	3.50%	0.50%	8.85%	8/11/2028	2,000,000	1,981,659	1,997,500
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	9.43%	10/29/2027	944,761	940,433	912,034
Uber Technologies, Inc.	Transportation: Consumer	Term Loan 2/23	Loan	3M USD SOFR+	2.75%	0.00%	8.13%	3/3/2030	395,438	394,559	396,284
Ultra Clean Holdings, Inc.	High Tech Industries	Incremental Term Loan 3/21	Loan	1M USD SOFR+	3.75%	0.00%	9.19%	8/27/2025	763,480	761,941	764,755
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD SOFR+	4.00%	1.00%	9.59%	7/31/2026	496,815	481,603	494,207
United Natural Foods, Inc	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.69%	10/22/2025	1,241,834	1,218,443	1,239,922
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.69%	3/15/2026	2,421,809	2,418,336	2,418,031

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.60%	6/25/2029	246,250	240,243	246,250
Utz Quality Foods, LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.44%	1/20/2028	1,478,977	1,478,749	1,478,252
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	6M USD SOFR+	5.00%	0.75%	10.43%	1/19/2029	2,318,552	2,260,590	2,287,251
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Term Loan (12/23)	Loan	3M USD SOFR+	7.75%	0.00%	13.36%	6/16/2026	1,208,512	1,207,739	1,111,831
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	9.59%	8/20/2025	1,353,744	1,351,272	1,170,988
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.68%	12/6/2028	982,538	979,566	982,459
VFH Parent LLC	Banking, Finance, Insurance & Real Estate	Term Loan (01/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	1/12/2029	2,975,130	2,970,557	2,970,667
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.83%	3/5/2029	2,967,381	2,908,179	2,909,903
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.69%	9/28/2028	2,823,409	2,817,201	2,819,880
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	12/20/2030	1,889,393	1,880,083	1,880,135
Vizient, Inc	Healthcare & Pharmaceuticals	Term Loan 4/22	Loan	1M USD SOFR+	2.25%	0.50%	7.68%	5/16/2029	492,500	488,534	492,731
VM Consolidated, Inc.	Construction & Building	Term Loan B (01/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.08%	3/24/2028	1,841,374	1,840,186	1,843,676
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	11.33%	9/30/2025	466,250	466,250	472,078
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.43%	12/15/2028	496,250	487,839	495,009
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	First Lien TL I (01/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	1/24/2031	1,250,000	1,249,906	1,247,463
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.33%	3/2/2028	2,831,632	2,822,010	2,826,337
WeddingWire, Inc.	Services: Consumer	Term Loan (09/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	1/29/2028	4,808,923	4,806,669	4,784,879
WEX Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	7.33%	3/31/2028	2,924,849	2,918,448	2,919,379

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 29, 2024

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
WildBrain Ltd.	Media: Diversified & Production	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.69%	3/27/2028	3,005,025	2,952,048	2,899,849
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	4.50%	0.00%	9.82%	8/1/2030	500,000	500,000	500,390
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan 5/23	Loan	1M USD SOFR+	2.25%	0.00%	7.68%	5/24/2030	995,000	990,380	996,124
Xperi Corporation	High Tech Industries	Term Loan	Loan	1M USD SOFR+	3.50%	0.00%	8.94%	6/8/2028	1,983,094	1,979,717	1,977,303
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	9.65%	3/9/2027	982,500	965,514	884,555
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD SOFR+	3.25%	0.50%	8.89%	11/1/2028	1,866,509	1,857,862	1,862,142
Zekelman Industries, Inc.	Metals & Mining	Term Loan (01/20)	Loan	1M USD SOFR+	2.00%	0.00%	7.44%	1/25/2027	954,029	954,029	953,733
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	1M USD SOFR+	5.50%	0.00%	10.83%	2/8/2028	1,980,000	1,897,656	1,940,400
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	7.35%	1/29/2029	490,000	489,237	488,772
TOTAL INVESTMENTS										$630,995,710	$607,551,774

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	12,104,832	$12,104,832	$12,104,832
Total cash and cash equivalents	12,104,832	$12,104,832	$12,104,832

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of May 31, 2024, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of May 31, 2024 and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $15.8 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $8.8 million and $9.4 million, respectively.

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

For the three months ended May 31, 2024 and May 31, 2023, the Company earned $0.4 million and $0.2 million, respectively, of interest income related to SLF JV, which is included in interest income. As of May 31, 2024 and February 29, 2024, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the Statements of Assets and Liabilities.

For the three months ended May 31, 2024 and May 31, 2023, the Company earned $1.3 million and $1.8 million, respectively, of dividend related to SLF JV, which is included in dividend income on control investments. As of May 31, 2024 and February 29, 2024, $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the Statements of Assets and Liabilities.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of May 31, 2024 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

Deferred tax assets and liabilities, and related valuation allowance as of May 31, 2024 and February 29, 2024 were as follows:

	May 31, 2024	February 29, 2024
Total deferred tax assets	$3,134,349	$2,650,580
Total deferred tax liabilities	(4,362,996)	(3,901,995)
Valuation allowance on net deferred tax assets	(2,908,125)	(2,539,735)
Net deferred tax liability	$(4,136,772)	$(3,791,150)

As of May 31, 2024, the valuation allowance on deferred tax assets was $2.9 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended May 31, 2024 includes $0.5 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and ($0.06) million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended May 31, 2023 includes ($0.06) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.01 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three months ended May 31, 2024 and May 31, 2023:

	For the three months ended
	May 31, 2024	May 31, 2023
Current
Federal	$-	$-
State	-	-
Net current expense	-	-
Deferred
Federal	322,466	14,909
State	23,156	(972)
Net deferred expense	345,622	13,937
Net tax provision	$345,622	$13,937

Note 7. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with the Manager. The initial term of the Management Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. Most recently, on July 8, 2024, the Company’s board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, the Manager implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, the Company pays the Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

For the three months ended May 31, 2024 and May 31, 2023, the Company incurred $5.0 million and $4.6 million in base management fees, respectively. For the three months ended May 31, 2024 and May 31, 2023, the Company incurred $3.6 million and $3.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2024 and May 31, 2023, the Company accrued an expense (benefit) of $0.0 million and ($3.1) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2024, the base management fees accrual was $5.0 million and the incentive fees accrual was $3.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2024, the base management fees accrual was $5.0 million and the incentive fees accrual was $3.2 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. The amount of expenses payable or reimbursable thereunder by the Company was capped at $1.0 million for the initial two-year term of the Administration Agreement and subsequent renewals. Most recently, on July 8, 2024, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to keep the cap on the payment or reimbursement of expenses by the Company unchanged at $4.3 million, while continuing to assess whether to increase this within the foreseeable future, with any increase to be effective August 1, 2024.

For the three months ended May 31, 2024 and May 31, 2023, the Company recognized $1.1 million and $0.8 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of May 31, 2024 and February 29, 2024, $0.4 million and $0.5 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended May 31, 2024 and May 31, 2023, the Company recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the three months ended May 31, 2024 and May 31, 2023, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of May 31, 2024, the Company’s investment in the SLF JV had a fair value of $24.6 million, consisting of an unsecured loan of $15.8 million and membership interest of $8.8 million. For the three months ended May 31, 2024, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the Statement of Assets and Liabilities as of May 31, 2024. For the three months ended May 31, 2023, the Company had $0.5 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the Statements of Assets and Liabilities as of May 31, 2023. For the three months ended May 31, 2024, the Company had $1.3 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the Statements of Assets and Liabilities as of May 31, 2024. For the three months ended May 31, 2023, the Company had $1.8 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the Statements of Assets and Liabilities as of May 31, 2023.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 159.6% as of May 31, 2024 and 161.1% as of February 29, 2024.

Revolving Credit Facilities and Term Facility

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

Madison Credit Facility

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

Encina Credit Facility

On October 4, 2021, the Company entered into the Credit and Security Agreement (the “Encina Credit Agreement”) relating to a $50.0 million senior secured revolving credit facility with Encina, supported by loans held by SIF II and pledged to the Encina Credit Facility. The terms of the Encina Credit Facility required a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increased to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. Advances under the Encina Credit Facility originally bore interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to the selection by Encina and the Company of a replacement benchmark rate.

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

As of May 31, 2024 and February 29, 2024, there were $32.5 million and $35.0 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended May 31, 2024 and May 31, 2023, we recorded $0.9 million and $1.1 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2024 and May 31, 2023, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.9% and 9.41%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $34.8 million and $46.7 million, respectively.

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

Our borrowing base under the Encina Credit Facility is $85.6 million subject to the Encina Credit Facility cap of $65.0 million at May 31, 2024. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the May 31, 2024 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 29, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

Live Oak Facility

On March 27, 2024, the Company and its wholly owned special purpose subsidiary, SIF III, entered into a credit and security agreement (the “Live Oak Credit Agreement”), by and among SIF III, as borrower, the Company, as collateral manager and equityholder, the lenders from time to time parties thereto, Live Oak , as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator, relating to Live Oak Credit Facility.

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

As of May 31, 2024 there was $13.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended May 31, 2024, we recorded $0.3 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2024, we recorded $0.05 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 9.5%, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $12.9 million.

Our borrowing base under the Live Oak Credit Facility is $70.2 million subject to the Live Oak Credit Facility cap of $50.0 million at May 31, 2024. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the May 31, 2024 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 29, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

The Company’s wholly owned subsidiaries, SBIC II LP and SBIC III LP, received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provide up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. Following its debentures being fully repaid to the SBA, SBIC LP surrendered its license on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $24.0 million and have average annual fully taxed net income not exceeding $8.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise is one that has a net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

The SBIC Subsidiaries are able to borrow funds from the SBA against each SBIC’s regulatory capital (which generally approximates equity capital in the respective SBIC). The SBIC Subsidiaries are subject to customary regulatory requirements including but not limited to, a periodic examination by the SBA and requirements to maintain certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC Subsidiaries will receive SBA-guaranteed debenture funding, which is dependent upon the SBIC Subsidiaries complying with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to each SBIC Subsidiaries’ assets over the Company’s stockholders and debtholders in the event that the Company liquidates such SBIC Subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC Subsidiary upon an event of default.

The Company received exemptive relief from the SEC to permit it to exclude the debentures guaranteed by the SBA of the SBIC Subsidiaries from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow up to $350.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

As of May 31, 2024, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $66.7 million, respectively, and have $214.0 million in SBA-guaranteed debentures outstanding, of which $175.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

As noted above, as of May 31, 2024, there was $214.0 million of SBA debentures outstanding and as of February 29, 2024, there was $214.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $1.8 million and $1.5 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2024 and May 31, 2023 on the outstanding borrowings of the SBA debentures was 3.36% and 2.88%, respectively. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of SBA debentures outstanding was $214.0 million and $202.0 million, respectively.

Notes

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

As of May 31, 2024, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 7.75% 2025 Notes was $5.0 million and $5.0 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

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

As of May 31, 2024, the total 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.3 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $14.2 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

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

As of May 31, 2024, the total 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $164.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $163.4 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.06 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

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

As of May 31, 2024, the total 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $68.3 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.03 million and $0.02 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

As of May 31, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $101.6 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

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

As of May 31, 2024, the total of the 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $11.8 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense, $0.03 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

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

As of May 31, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.0 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

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

As of May 31, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.6 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.8 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million respectively.

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

As of May 31, 2024, the total 8.75% 2025 Notes outstanding was $20.0 million. The 8.75% 2025 Notes are not listed. The carrying amount of the outstanding 8.75% 2025 Notes had a fair value of $20.1 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.75% 2025 Notes was $20.0 million and $20.1 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $0.4 million and $0.2 million, respectively, of interest expense, $0.03 million and $0.1 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.1 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023 the average dollar amount of 8.75% 2025 Notes outstanding was $20.0 million and $10.0 million respectively.

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

As of May 31, 2024, the total 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of May 31, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $57.9 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, the Company recorded $1.2 million and $0.7 million, respectively, of interest expense and $0.1 million and $0.5 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $28.4 million respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidating	Market
	Treasury	Coverage	Preference	Value
Class and Year (1)(2)	Securities(3)	per Unit(4)	per Share(5)	per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2025 (as of May 31, 2024)	$32,500	$1,596	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2025 (as of May 31, 2024)	$13,000	$1,596	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2025 (as of May 31, 2024)	$20,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2025 (as of May 31, 2024)	$12,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)

	Total Amount
	Outstanding		Involuntary	Average
	Exclusive of	Asset	Liquidating	Market
	Treasury	Coverage	Preference	Value
Class and Year (1)(2)	Securities(3)	per Unit(4)	per Share(5)	per Share(6)
	(in thousands)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2025 (as of May 31, 2024)	$5,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2025 (as of May 31, 2024)	$175,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2025 (as of May 31, 2024)	$75,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2025 (as of May 31, 2024)	$105,500	$1,596	-	$24.14	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2025 (as of May 31, 2024)	$15,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2025 (as of May 31, 2024)	$46,000	$1,596	-	$25.09	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2025 (as of May 31, 2024)	$60,375	$1,596	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2025 (as of May 31, 2024)	$57,500	$1,596	-	$25.35	(16)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(16)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.

(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2024:

		Payment Due by Period
		Less Than	1 - 3	3 - 5	More Than
Long-Term Debt Obligations	Total	1 Year	Years	Years	5 Years
			($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	13,000	-	13,000	-	-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000		-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$830,875	$20,000	$312,500	$284,375	$214,000

Off-Balance Sheet Arrangements

As of May 31, 2024 and February 29, 2024, the Company’s off-balance sheet arrangements consisted of $132.0 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2024 and February 29, 2024 is shown in the table below (dollars in thousands):

	May 31, 2024	February 29, 2024
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000
Granite Comfort, LP	750	750
JDXpert	5,000	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,286	1,898
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	3,750	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$84,084	$77,696

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,903	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	2,000
BQE Software, Inc.	3,250	3,250
C2 Educational Systems	-	3,000
Davisware, LLC	-	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	1,000	2,500
Granite Comfort, LP	11,637	11,637
Inspect Point Holding, LLC	1,500	1,500
Pepper Palace, Inc. - Revolver	2,500	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	15,319	15,319
Zollege PBC	-	150
	46,591	54,733
Total	$130,675	$132,429

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2024, the Company had cash and cash equivalents of $32.2 million, $32.5 million in available borrowings under the Encina Credit Facility, and $37.0 million in available borrowings under the Live Oak Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee of the board of directors receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended May 31, 2024 and May 31, 2023, the Company incurred $0.1 million and $0.09 million for directors’ fees and expenses, respectively. As of May 31, 2024 and February 29, 2024, $0.0 million and $0.00 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2024, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of May 31, 2024, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

On July 30, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and Compass Point Research and Trading, LLC (“Compass Point”), through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through the Agents (as defined below), or to them, as principal for their account (the “ATM Program”).

On July 6, 2023, the Company amended the Equity Distribution Agreement to increase the maximum amount of shares of our common stock to be sold through the ATM Program to $300.0 million from $150.0 million. On July 19, 2023, the Company amended the Equity Distribution Agreement to add an additional distribution agent, Raymond James & Associates, Inc. (“Raymond James”). On May 15, 2024, the Company amended the Equity Distribution Agreement to add an additional distribution agent, Lucid Capital Markets, LLC (“Lucid” and together with Ladenburg, Compass Point, and Raymond James, the “Agents”). The sales price per share of the Company’s common stock offered under the ATM Program, less the Agents’ commission, will not be less than the NAV per share of the Company’s common stock at the time of such sale. Consistent with the terms of the ATM Program, the Manager may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

As of May 31, 2024, the Company sold 6,543,878 shares for gross proceeds of $172.5 million at an average price of $26.37 for aggregate net proceeds of $171.0 million (net of transaction costs). During the three months ended May 31, 2024, the Company did not sell any shares.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,327	2,327
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779,040)	779,040	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	45,490	45	987,527	-	987,572
Offering costs	-	-	-	-	-
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three months ended May 31, 2024 and May 31, 2023 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2024	May 31, 2023
Net increase (decrease) in net assets resulting from operations	$6,610	$(213)
Weighted average common shares outstanding	13,683,314	11,862,163
Weighted average earnings (loss) per common share	$0.48	$(0.02)

Note 13. Dividend

On May 23, 2024, the Company declared a dividend of $0.74 per share payable on June 27, 2024, to common stockholders of record on June 13, 2024. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

The following table summarizes dividends declared for the three months ended May 31, 2024 (dollars in thousands except per share amounts):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Amount*
May 23, 2024	June 13, 2024	June 27, 2024	$0.74	$10,137
Total dividends declared			$0.74	$10,137

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the three months ended May 31, 2023 (dollars in thousands except per share amounts):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Amount*
May 22, 2023	June 13, 2023	June 29, 2023	$0.70	$8,352
Total dividends declared			$0.70	$8,352

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2024 and May 31, 2023:

Per share data	May 31, 2024	May 31, 2023
Net asset value at beginning of period	$27.12	$29.18
Net investment income(1)	1.05	1.35
Net realized and unrealized gain and losses on investments(1)	(0.57)	(1.36)
Net increase in net assets resulting from operations	0.48	(0.01)
Distributions declared from net investment income	(0.73)	(0.69)
Total distributions to stockholders	(0.73)	(0.69)
Issuance of common stock at net asset value (2)	-	-
Capital contribution from Manager for the issuance of common stock (14)	-	-
Repurchases of common stock(3)	-	0.04
Dilution(4)	(0.02)	(0.04)
Net asset value at end of period	$26.85	$28.48
Net assets at end of period	$367,855,082	$337,450,848
Shares outstanding at end of period	13,698,966	11,847,742
Per share market value at end of period	$23.74	$28.10
Total return based on market value(5)(6)	3.93%	5.04%
Total return based on net asset value(5)(7)	2.33%	0.52%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	18.29%	18.64%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	8.51%	7.98%
Ratio of incentive management fees to average net assets(5)	0.97%	0.03%
Ratio of interest and debt financing expenses to average net assets(9)	13.93%	13.59%
Ratio of total expenses and income taxes to average net assets*(8)	23.41%	21.60%
Portfolio turnover rate(5)(10)	3.52%	1.09%
Asset coverage ratio per unit(11)	1,596	1,557
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.14	$23.24
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.09	$24.86
8.125% Notes Payable 2027	$25.21	$24.88
8.50% Notes Payable 2028	$25.35	$24.91

*	Certain prior period amounts have been reclassified to conform to current period presentation.
(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

Note 15. Subsequent Events

On June 14, 2024, we entered into the first amendment to the Live Oak credit agreement. The amendment, among other things: (i) increased the borrowings available under the Live Oak Credit Facility from up to $50.0 million to up to $75.0 million, subject to a borrowing base requirement; (ii) added new lenders (as identified in the amendment) to the credit agreement; (ii) replaced administrative agent approval with “Required Lender” (as defined in the credit agreement) approval with respect to certain matters; (iii) replaced Required Lender approval with 100% lender approval with respect to certain matters; and (iv) changed the definition of Required Lender to require the approval of at least two unaffiliated lenders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note about Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the elevated interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and an elevated interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	interest rate volatility, including the elevated interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. With all debentures repaid to the SBA, SBIC LP’s license was surrendered on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

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

We have formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Encina Lender Finance, LLC (“Encina”), supported by loans held by SIF II and pledged to Encina under the credit facility (the “Encina Credit Facility). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to our and Encina’s selection of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on our existing revolving credit facility with Madison Capital Funding, LLC were repaid and the facility was terminated. On January 27, 2023, among other things, the borrowings available under the Encina Credit Facility was increased from up to $50.0 million to up to $65.0 million, the underlying benchmark rate used to compute interest changed from LIBOR to Term SOFR for one-month tenor plus a 0.10% credit spread adjustment; the applicable effective margin rate on borrowings increased from 4.00% to 4.25% and the maturity date was extended from October 4, 2024 to January 27, 2026.

We have formed a wholly owned special purpose entity, Saratoga Investment Funding III LLC, a Delaware limited liability company (“SIF III”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Live Oak Banking Company (“Live Oak”), supported by loans held by SIF III and pledged to Live Oak under the credit facility (the “Live Oak Credit Facility). The Live Oak Credit Facility closed on March 27, 2024. During the first two years following the closing date, SIF III may request an increase in the commitment amount under the Live Oak Credit Facility to up to $150.0 million. The terms of the Live Oak Credit Facility require a minimum drawn amount of $12.5 million at all times during the period ending March 27, 2025, which increases to the greater of $25.0 million or 50% of the facility amount in effect at any time thereafter. The term of the Live Oak Credit Facility is three years. Advances under the Live Oak Credit Facility bear interest at a floating rate per annum equal to Adjusted Term SOFR plus an applicable margin between 3.50% and 4.25% based on the Live Oak Credit Facility’s utilization.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provides $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of May 31, 2024 our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 29, 2024, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of May 31, 2024 and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $15.8 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $8.8 million and $9.4 million, respectively.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of May 31, 2024 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820) (“ASU 2022-03”), which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. With the adoption of ASU 2022-03, there was no significant impact to the consolidated financial statements.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2024	February 29, 2024
	($ in millions)
Number of investments(1)	141	139
Number of portfolio companies(2)	53	55
Average investment per portfolio company(2)	$20.2	$20.1
Average investment size(1)	$7.7	$8.1
Weighted average maturity(3)	2.4 yrs	2.5 yrs
Number of industries (5)	43	43
Non-performing or delinquent investments (fair value)	$16.7	$18.9
Fixed rate debt (% of interest earning portfolio)(3)	$5.7(0.6)%	$5.5(0.5)%
Fixed rate debt (weighted average current coupon)(3)	15.0%	15.0%
Floating rate debt (% of interest earning portfolio)(3)	$965.1(99.4)%	$997.9(99.5)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	7.5%	7.5%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.
(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the three months ended May 31, 2024, we invested $39.3 million in new and existing portfolio companies and had $75.7 million in aggregate amount of exits and repayments resulting in net investments of $(36.4) million for the period. During the three months ended May 31, 2023, we invested $139.8 million in new and existing portfolio companies and had $11.1 million in aggregate amount of exits and repayments resulting in net repayments of $128.8 million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2024: and February 29, 2024: at fair value was as follows:

	May 31, 2024		February 29, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	86.3%	12.6%	85.7%	12.6%
Second lien term loans	1.7	5.2	1.6	5.1
Unsecured term loans	1.4	11.1	1.4	11.1
Structured finance securities	2.2	13.2	2.7	10.3
Equity interests	8.4	-	8.6	-
Total	100.0%	11.5%	100.0%	11.4%

At May 31, 2024, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $4.4 million and constituted 0.4% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of May 31, 2024 and February 29, 2024, was composed of $615.1 million and $640.8 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2024, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses” predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2024, $578.2 million or 98.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investment was in default with a fair value of $0.02 million. At February 29, 2024, $603.0 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.3 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2024 and February 29, 2024 was as follows:

Saratoga Investment Corp.

	May 31, 2024		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$969,888	88.5%	$1,000,298	87.8%
Yellow	12,692	1.2	12,643	1.1
Red	4,050	0.4	6,273	0.6
N/A(1)	108,929	9.9	119,580	10.5
Total	$1,095,559	100.0%	$1,138,794	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at May 31, 2024 and February 29, 2024 was as follows:

Saratoga CLO

	May 31, 2024		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$531,592	90.7%	$560,384	92.2%
Yellow	46,610	8.0	42,580	7.0
Red	6,804	1.1	3,568	0.6
N/A(1)	1,239	0.2	1,020	0.2
Total	$586,245	100.0%	$607,552	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2024 and February 29, 2024:

Saratoga Investment Corp.

	May 31, 2024		February 29, 2024
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$120,496	11.2%	$120,500	10.8%
Healthcare Services	68,639	6.3	51,094	4.5
Consumer Services	63,254	5.8	64,689	5.7
HVAC Services and Sales	59,196	5.4	59,208	5.2
Real Estate Services	52,356	4.8	52,350	4.6
Education Software	47,617	4.3	45,579	4.0
IT Services	43,000	3.9	78,422	6.9
Mental Healthcare Services	35,390	3.2	37,377	3.3
Dental Practice Management	34,643	3.2	40,235	3.5
Restaurant	31,522	2.9	22,580	2.0
Health/Fitness Franchisor	31,006	2.8	32,032	2.8
Talent Acquisition Software	27,052	2.5	26,896	2.4
Sports Management	27,000	2.5	27,000	2.4
Financial Services	26,539	2.4	26,276	2.3
Research Software	26,255	2.4	26,255	2.3
Architecture & Engineering Software	25,538	2.3	25,247	2.2
Education Services	25,534	2.3	25,819	2.3
Association Management Software	25,202	2.3	24,089	2.1
Investment Fund	24,620	2.2	25,222	2.2
Direct Selling Software	24,398	2.2	24,073	2.1
Structured Finance Securities(1)	24,054	2.2	30,626	2.7
Mentoring Software	22,209	2.0	22,069	1.9
Legal Software	20,862	1.9	20,709	1.8
Insurance Software	19,905	1.8	19,821	1.7
Roofing Contractor Software	18,908	1.7	19,014	1.7
Marketing Orchestration Software	18,381	1.7	18,420	1.6
Hospitality/Hotel	18,233	1.7	41,447	3.6
Corporate Education Software	17,944	1.6	18,026	1.6
Non-profit Services	16,346	1.5	16,267	1.4
Employee Collaboration Software	15,096	1.4	14,150	1.2
Lead Management Software	12,120	1.1	12,120	1.1
Field Service Management	11,459	1.0	10,708	0.9
Alternative Investment Management Software	10,547	1.0	10,779	0.9
Fire Inspection Business Software	10,041	0.9	9,916	0.9
Financial Services Software	9,957	0.9	9,916	0.9
Industrial Products	9,075	0.8	9,095	0.8
Office Supplies	7,300	0.7	7,181	0.6
Veterinary Services	4,695	0.4	4,753	0.4
Staffing Services	3,524	0.3	3,288	0.3
Cyber Security	3,082	0.3	2,826	0.2
Specialty Food Retailer	2,399	0.2	2,489	0.2
Facilities Maintenance	167	-	231	-
Healthcare Supply	-	-	-	-
Total	$1,095,561	100.0%	$1,138,794	100.0%

(1)	As of May 31, 2024 and February 29, 2024, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2024 and February 29, 2024:

Saratoga CLO

	May 31, 2024		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$113,158	19.3%	$116,253	19.0%
Services: Business	58,433	10.0	65,524	10.8
High Tech Industries	51,359	8.8	50,996	8.4
Healthcare & Pharmaceuticals	39,128	6.7	40,453	6.7
Services: Consumer	32,360	5.5	30,433	5.0
Chemicals, Plastics, & Rubber	28,431	4.8	30,219	5.0
Retail	26,552	4.5	26,339	4.3
Telecommunications	22,796	3.9	22,718	3.7
Media: Advertising, Printing & Publishing	20,095	3.4	20,265	3.3
Hotel, Gaming & Leisure	20,002	3.4	20,217	3.3
Automotive	18,256	3.1	20,007	3.3
Consumer goods: Durable	15,859	2.7	17,555	2.9
Containers, Packaging & Glass	15,617	2.7	17,138	2.8
Construction & Building	15,001	2.6	16,663	2.7
Beverage, Food & Tobacco	14,571	2.5	13,150	2.2
Aerospace & Defense	10,725	1.8	13,068	2.2
Media: Broadcasting & Subscription	10,475	1.8	10,778	1.8
Consumer goods: Non-durable	10,426	1.8	10,698	1.8
Media: Diversified & Production	10,223	1.7	10,390	1.7
Transportation: Cargo	8,649	1.5	8,890	1.5
Utilities: Oil & Gas	7,580	1.3	8,046	1.3
Wholesale	7,279	1.2	7,255	1.2
Capital Equipment	4,664	0.8	5,694	0.9
Transportation: Consumer	4,257	0.7	4,720	0.8
Metals & Mining	4,251	0.7	4,256	0.7
Energy: Oil & Gas	4,094	0.7	4,024	0.7
Forest Products & Paper	3,819	0.7	3,592	0.6
Environmental Industries	3,109	0.5	3,120	0.5
Energy: Electricity	2,791	0.5	2,855	0.5
Utilities: Electric	2,252	0.4	2,234	0.4
Total	$586,212	100.0%	$607,550	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2024 and February 29, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2024		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$316,201	28.8%	$264,966	23.3%
Southeast	300,979	27.5	308,590	27.1
West	200,119	18.3	233,791	20.5
Northeast	127,280	11.6	144,562	12.7
Southwest	83,269	7.6	111,911	9.8
Other(1)	67,711	6.2	74,974	6.6
Total	$1,095,559	100.0%	$1,138,794	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the three months ended May 31, 2024 and May 31, 2023 was as follows:

	For the three months ended
	May 31, 2024	May 31, 2023
	($ in thousands)
Total investment income	$38,678	$34,632
Total operating expenses	24,343	18,673
Net investment income	14,335	15,959
Net realized gain (loss) from investments	(21,195)	91
Net change in unrealized appreciation (depreciation) on investments	13,931	(16,322)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(461)	59
Net increase (decrease) in net assets resulting from operations	$6,610	$(213)

Investment income

The composition of our investment income for three months ended May 31, 2024 and May 31, 2023 was as follows:

	For the three months ended
	May 31, 2024	May 31, 2023
	($ in thousands)
Interest from investments	$34,306	$29,558
Interest from cash and cash equivalents	625	804
Management fee income	804	817
Dividend Income	1,547	1,841
Structuring and advisory fee income	411	1,429
Other income	985	183
Total investment income	$38,678	$34,632

For the three months ended May 31, 2024, total investment income increased $4.1 million, or 11.7%, to $38.7 million from $34.6 million for the three months ended May 31, 2023. Interest income from investments increased $4.7 million, or 16.1%, to $34.3 million for the three months ended May 31, 2024 from $29.6 million for the three months ended May 31, 2023. Interest income from investments increased due to the increase of $11.5 million, or 1.1%, in total investments at May 31, 2024 from $1,084.1 million at May 31, 2023 to $1,095.6 million as of May 31, 2024, combined with the increase in the weighted average current yield on investments to 11.5%, up from 11.4% at May 31, 2023.

For the three months ended May 31, 2024 and May 31, 2023, total PIK income was $0.6 million and $0.5 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, interest from cash and cash equivalents was $0.6 million and $0.8 million, respectively. The decrease of $0.2 million for the quarter ended May 31, 2024 was due to decreased cash and cash equivalents balances during this period as compared to last year, as last year reflected heightened cash balances following various bond offerings completed during the quarter.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2024 and May 31, 2023, total management fee income was $0.8 million and $0.8 million, respectively.

For the three months ended May 31, 2024 and May 31, 2023, total dividend income was $1.5 million and $1.8 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects lower dividend income received on our membership interest in SLF JV during the three months ended May 31, 2024 as compared to the three months ended May 31, 2023.

For the three months ended May 31, 2024 and May 31, 2023, total structuring and advisory fee income was $0.4 million and $1.4 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three months ended May 31, 2024 and May 31, 2023, other income was $1.0 million and $0.2 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2024 and May 31, 2023 was as follows:

	For the three months ended
	May 31, 2024	May 31, 2023
	($ in thousands)
Interest and debt financing expenses	$12,962	$11,693
Base management fees	4,983	4,564
Incentive management fees expense (benefit)	3,585	103
Professional fees	999	486
Administrator expenses	1,075	819
Insurance	78	82
Directors fees and expenses	113	89
General & administrative and other expenses	609	831
Income tax expense (benefit)	(61)	6
Total operating expenses	$24,343	$18,673

For the three months ended May 31, 2024, total operating expenses increased $5.7 million, or 30.4%, compared to the three months ended May 31, 2023.

For the three months ended May 31, 2024, interest and debt financing expenses increased $1.3 million, or 10.9%, compared to the three months ended May 31, 2023. The increase is primarily attributable to an increase of 6.7% in average outstanding debt from $781.0 million for the three months ended May 31, 2023 to $833.0 million for the three months ended May 31, 2024.

For the three months ended May 31, 2024 and May 31, 2023, the weighted average interest rate on our outstanding indebtedness was 5.58% and 5.34%, respectively. The increase in weighted average interest rate was primarily driven by the issuance of higher rate borrowings over the past year, primarily last year, reflecting the increase in base rates in the market at that time.

As of May 31, 2024 and February 29, 2024, the SBA debentures represented 25.8% and 26.1% of overall debt, respectively.

For the three months ended May 31, 2024, base management fees increased $0.4 million, or 9.2%, from $4.6 million to $5.0 million compared to the three months ended May 31, 2023. The increase in base management fees results from the 8.9% increase in the average value of our total assets, less cash and cash equivalents, from $1,037.6 million for the three months ended May 31, 2023 to $1,129.6 million for the three months ended May 31, 2024.

For the three months ended May 31, 2024, incentive management fees increased $3.5 million, or 3,368.6%, compared to the three months ended May 31, 2023. The incentive fee on income increased from $3.2 million to $3.5 million for the three months ended May 31, 2023 and 2024, respectively, reflecting the increase in net investment income during the three months ended May 31, 2024 as compared to the three months ended May 31, 2023. The incentive fee on capital gains increased from a $(3.1) million benefit for the three months ended May 31, 2023 to a $0.0 million expense for the three months ended May 31, 2024, both reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three ended May 31, 2024, professional fees increased $0.5 million, or 105.6%, from $0.5 million for the three months ended May 31, 2024 to $1.0 million for the three months ended May 31, 2023, primarily related to legal fees incurred during the restructuring of our Pepper Palace and Zollege investments.

For the three months ended May 31, 2024, administrator expenses increased $0.3 million, or 31.3% compared to the three months ended May 31, 2023, reflecting the contractual changes to the administrator agreement cap.

For the three months ended May 31, 2024, general and other expenses decreased $0.2 million, or 26.7% compared to the three months ended May 31, 2023.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2024 compared to the three months ended May 31, 2023 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. For the three months ended May 31, 2024 and May 31, 2023, the average borrowings outstanding under the Encina Credit Facility was $34.8 million and $46.7 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.89% and 9.41%, respectively. For the three months ended May 31, 2024 and May 31, 2023, the average borrowings outstanding under the Live Oak Credit Facility was $12.9 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 9.53% and 0.0%, respectively. For the three months ended May 31, 2024 and May 31, 2023, the average borrowings outstanding of SBA debentures was $214.0 million and $202.0 million, respectively. For the three months ended May 31, 2024 and May 31, 2023, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.36% and 2.88%, respectively. For the three months ended May 31, 2024 and May 31, 2023, the average borrowings outstanding of our Notes Payable was $571.4 million and $532.3 million, respectively. For the three months ended May 31, 2024 and May 31, 2023, the weighted average interest rate on the Notes Payable was 6.06% and 5.92%, respectively.

The weighted average dollar amount of our unsecured notes for the three months ended May 31, 2024 and May 31, 2023 was as follows:

	For the three months ended
	May 31, 2024	May 31, 2023
	($ in thousands)
7.75% 2025 Notes	$5.0	$5.0
6.25% 2027 Notes	15.0	15.0
4.375% 2026 Notes	175.0	175.0
4.35% 2027 Notes	75.0	75.0
6.00% 2027 Notes	105.5	105.5
7.00% 2025 Notes	12.0	12.0
8.00% 2027 Notes	46.0	46.0
8.125% 2027 Notes	60.4	60.4
8.75% 2025 Notes	20.0	10.0
8.50% 2028 Notes	57.5	28.4

For the three months ended May 31, 2024 and May 31, 2023, there were income tax expense (benefits) of ($0.06) million and $0.01 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2024, we had $75.7 million of sales, repayments, exits or restructurings resulting in $21.2 million of net realized losses.

Three Months ended May 31, 2024

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Zollege PBC	First Lien Term Loan & Equity Interests	$3,204,883	$18,315,717	$(15,110,834)
Netreo Holdings, LLC	Equity Interests	2,260,337	8,344,500	(6,084,163)

The $15.1 million of net realized losses was from the restructuring of our Zollege PBC investment.

The $6.1 million of net realized losses was from the sale of the equity position in our Netreo Holdings, LLC investment.

For the three months May 31, 2023, the Company had $11.1 million of sales, repayments, exits, or restructurings resulting in $0.09 million of net realized gains.

Three Months ended May 31, 2023

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain
PDDS Buyer, LLC	Equity Interests	$-	$-	$41,350
Censis Technologies, Inc.	Equity Interests	-	-	6,773
GreyHeller LLC	Equity Interests	-	-	42,568

The Company received escrow payments from the prior sales of its investments in PPDS Buyer, LLC, Censis Technologies, Inc., Ohio Medical, LLC, GreyHeller LLC and Targus Holdings, Inc.

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2024, our investments had a net change in unrealized appreciation of $13.9 million compared to a net change in unrealized depreciation of $16.3 million for the three months ended May 31, 2023.

The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2024 were the following (dollars in thousands):

Three Months ended May 31, 2024

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Zollege PBC	First Lien Term Loan & Equity Interests	$1,652	$2,017	$365	$14,530
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	-	-	3,803
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	19,822	4,425	(15,397)	(2,896)
ARC Health OpCo LLC	First Lien Term Loan & Equity Interests	37,513	35,390	(2,123)	(1,988)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	9,375	7,379	(1,996)	(1,497)
Artemis Wax Corp	First Lien Term Loan & Equity Interests	60,253	63,254	3,001	(1,480)

The $14.5 million net change in unrealized appreciation in our investment Zollege PBC was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $3.8 million net change in unrealized appreciation in our investment Netreo Holdings, LLC was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $2.9 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the quarterly cash distribution, as well as a reduction in the carrying value of certain defaulted loans in the portfolio, as well as overall market conditions.

The $2.0 million of net change in unrealized depreciation in our investment ARC Health OpCo LLC was driven by declines in company performance and capital structure changes.

The $1.5 million net change in unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the impact of overall market conditions.

The $1.5 million of net change in unrealized depreciation in our investment Artemis Wax Corp. was driven by the quarterly cash distribution, along with overall market conditions.

The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2023 were the following (dollars in thousands):

Three Months ended May 31, 2023

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation	YTD Change in Unrealized Appreciation
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	$36,034	$40,994	$4,960	$(3,320)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	27,158	13,716	(13,442)	(5,674)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	25,367	(9,835)	(5,359)

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

Changes in net assets resulting from operations

For the three months ended May 31, 2024, we recorded a net increase in net assets resulting from operations of $6.6 million. Based on 13,683,314 weighted average common shares outstanding as of May 31, 2024, our per share net increase in net assets resulting from operations was $0.48 for the three months ended May 31, 2024. For the three months ended May 31, 2023, we recorded a net decrease in net assets resulting from operations of $0.2 million. Based on 11,862,163 weighted average common shares outstanding as of May 31, 2023, our per share net decrease in net assets resulting from operations was $0.02 for the three months ended May 31, 2023.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 159.6% as of May 31, 2024 and 161.1% as of February 29, 2024. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other debt-related markets, which may or may not be available on favorable terms, if at all.

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

Commitment. We entered into the Credit and Security Agreement (the “Encina Credit Agreement”) relating to the Encina Credit Facility in the initial facility amount of $50.0 million (the “Encina Facility Amount”).

Availability. We can draw up to the lesser of (i) the Encina Facility Amount and (ii) the Borrowing Base. The Borrowing Base is an amount equal to (i) the difference of (A) the product of the applicable advance rate which varies from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Encina Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Encina Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments we have under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset we held as of the date on which the Encina Credit Facility was closed was valued as of that date and each loan asset that we acquire after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

The Encina Credit Facility requires certain minimum drawn amounts. For the period beginning on the closing date and ended April 4, 2022, the minimum funding amount was $12.5 million. For the period beginning on April 5, 2022 through maturity, the minimum funding amount is the greater of $25.0 million and 50% of the Encina Facility Amount in effect from time to time.

Collateral. The Encina Credit Facility is secured by assets of Saratoga Investment Funding II LLC (“SIF II”) and pledged to Encina under the Encina Credit Facility. SIF II is a wholly owned special purpose entity formed for the purpose of entering into the Encina Credit Facility.

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

As of May 31, 2024, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at May 31, 2024 was $85.6 million.

Live Oak Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Live Oak Banking Company on March 27, 2024 (the “Live Oak Credit Agreement”).

Commitment. We entered into the Credit and Security Agreement (the “Live Oak Credit Agreement”) relating to the Live Oak Credit Facility in the initial facility amount of $50.0 million (the “Live Oak Facility Amount”).

Availability. We can draw up to the lesser of (i) the Live Oak Facility Amount and (ii) the Borrowing Base. The Borrowing Base is an amount equal to (i) the difference of (A) the product of the applicable advance rate which varies from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Encina Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Encina Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments we have under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset we held as of the date on which the Live Oak Credit Facility was closed was valued as of that date and each loan asset that we acquire after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

The Live Oak Credit Facility contains limitations on the type of loan assets that are “eligible” to be included in the Borrowing Base and as to the concentration level of certain categories of loan assets in the Borrowing Base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, we may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that will either result in subordination of the loan asset or be materially averse to the lenders.

The Live Oak Credit Facility requires certain minimum drawn amounts. For the period beginning on the closing date of March 27, 2024, and ending March 27, 2025, the minimum funding amount was $12.5 million. For the period beginning on March 28, 2025, through maturity, the minimum funding amount is the greater of $25.0 million and 50% of the Live Oak Facility Amount in effect from time to time.

Collateral. The Live Oak Credit Facility is secured by assets of Saratoga Investment Funding III LLC (“SIF III”) and pledged to Live Oak under the Live Oak Credit Facility. SIF III is a wholly owned special purpose entity formed for the purpose of entering into the Live Oak Credit Facility.

Interest Rate and Fees. Advances under the Live Oak Credit Facility bear interest at a floating rate per annum equal to the greater of the prevailing Adjusted Term SOFR and 0.75%, plus an applicable margin between 3.50% and 4.25% based on the Live Oak Credit Facility’s utilization. In addition, we pay the lenders a commitment fee of 0.50% per year on the unused amount of the Live Oak Credit Facility for the duration of the term of the Live Oak Credit Facility. Accrued interest and commitment fees are payable monthly in arrears. We were also obligated to pay certain other fees to the lenders in connection with the closing of the Live Oak Credit Facility.

Collateral Tests. It is a condition precedent to any borrowing under the Live Oak Credit Facility that the principal amount outstanding under the Live Oak Credit Facility, after giving effect to the proposed borrowings, not exceed the Borrowing Base (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

●	Interest Coverage Ratio. The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Live Oak Credit Facility, to accrued interest and commitment fees payable to the lenders under the Live Oak Credit Facility for the last 6 payment periods must equal at least 175.0%.

●	Overcollateralization Ratio. The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets (in each case, subject to certain adjustments) to outstanding borrowings under the Live Oak Credit Facility plus the Unfunded Exposure Amount must equal at least 200.0%.

The Live Oak Credit Facility also may require payment of outstanding borrowings or replacement of pledged loan assets upon our breach of our representation and warranty that pledged loan assets included in the Borrowing Base are “eligible” loan assets. Such ineligible collateral loans will be excluded from the calculation of the Borrowing Base and may lead to a Borrowing Base Deficiency, which may be cured by effecting one or more (or any combination thereof) of the following actions: (A) deposit into or credit to the Collection Account cash and Eligible Investments, (B) repay Advances (together with all accrued and unpaid costs and expenses of the Agents, Custodian, Collateral Administrator, Securities Intermediary and the Lenders), (C) sell or substitute Collateral Loans in accordance with Article X, or (D) pledge additional Collateral Loans as Collateral.

Priority of Payments. The priority of payments provisions of the Live Oak Credit Facility require, after payment of specified fees and expenses, that collections of interest from the loan assets and, to the extent that these are insufficient, collections of principal from the loan assets, be applied on each payment date to payment of outstanding borrowings if the Borrowing Base Test, the Overcollateralization Ratio and the Interest Coverage Ratio would not otherwise be met.

Operating Expenses. The priority of payments provision of the Live Oak Credit Facility provides for the payment of certain of our operating expenses out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $200,000 per annum.

Covenants; Representations and Warranties; Events of Default. The Live Oak Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Live Oak Credit Agreement does not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Live Oak Credit Agreement include, among other things, the following:

o	our failure to maintain an Interest Coverage Ratio of less than 175%;

o	our failure to maintain an Overcollateralization Ratio of less than 200%;

o	the filing of certain ERISA or tax liens on our assets or the Equity holder;

o	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

o	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Live Oak Lender Finance appointed to replace such key person within 30 days;

o	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Live Oak Lender Finance appointed within 30 days.

Fees and Expenses. We paid certain fees and reimbursed Live Oak Lender Finance, LLC for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Live Oak Banking Company in connection with the Live Oak Credit Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing. These amounts totaled $0.8 million.

As of May 31, 2024 there was $13.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at May 31, 2024 was $70.2 million.

SBA-guaranteed debentures

In addition, we, through three wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, our wholly owned subsidiaries, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on August 14, 2019, and September 29, 2022, respectively. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Following the debentures being fully repaid to the SBA, SBIC LP surrendered its license on January 3, 2023, and SBIC LP subsequently merged with and into the Company.

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

The SBIC Subsidiaries are regulated by the SBA. SBA regulations currently limit the amount that our SBIC Subsidiaries may borrow to a maximum of $175.0 million of SBA debentures when it has at least $87.5 million in regulatory capital, subject to the SBA’s approval. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBIC Subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in the respective SBIC) and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA.

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

As of May 31, 2024 SBIC II LP had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $66.7 million in regulatory capital and $39.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

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

At May 31, 2024, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At May 31, 2024, the total 6.25% 2027 Notes outstanding was $15.0 million.

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

At May 31, 2024, the total 4.375% 2026 Notes outstanding was $175.0 million.

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

At May 31, 2024 the total 4.35% 2027 Notes outstanding was $75.0 million.

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

At May 31, 2024 the total 6.00% 2027 Notes outstanding was $105.5 million.

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

At May 31, 2024 the total 7.00% 2025 Notes outstanding was $12.0 million.

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

At May 31, 2024 the total 8.00% 2027 Notes outstanding was $46.0 million.

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

At May 31, 2024, the total 8.125% 2027 Notes outstanding was $60.4 million.

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

At May 31, 2024, the total 8.75% 2025 Notes outstanding was $20.0 million.

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

At May 31, 2024, the total 8.50% 2028 Notes outstanding was $57.5 million.

At May 31, 2024 and February 29, 2024, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2024		February 29, 2024
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$32,228	2.8%	$8,693	0.8%
Cash and cash equivalents, reserve accounts	61,069	5.1	31,814	2.7
First lien term loans	945,045	79.5	976,423	82.8
Second lien term loans	18,387	1.5	18,097	1.5
Unsecured term loans	15,818	1.3	30,626	2.6
Structured finance securities	24,054	2.0	15,818	1.3
Equity interests	92,255	7.8	97,830	8.3
Total	$1,188,856	100.0%	$1,179,301	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 8, 2024, our board of directors extended the Share Repurchase Plan for another year to January 15, 2025, which currently permits up to 1.7 million of shares of common stock may be repurchased under the Share Repurchase Plan. As of May 31, 2024, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2024, we did not purchase any shares pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and Compass Point Research and Trading, LLC (“Compass Point”), each as distribution agents, through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents (as defined below), or to them, as principal for their account (the “ATM Program”).

On July 6, 2023, we amended the Equity Distribution Agreement to increase the maximum amount of shares of our common stock to be sold through the ATM Program to $300.0 million from $150.0 million On July 19, 2023, we amended the Equity Distribution Agreement to add an additional distribution agent, Raymond James & Associates, Inc. (“Raymond James”). On May 15, 2024, we amended the Equity Distribution Agreement to add an additional distribution agent, Lucid Capital Markets, LLC (“Lucid” and together with Ladenburg, Compass Point, and Raymond James, the “Agents”). The sales price per share of our common stock offered under the ATM Program, less the Agents’ commission, will not be less than the NAV per share of our common stock at the time of such sale. Consistent with the terms of the ATM Program, the Manager may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

As of May 31, 2024, we sold 6,543,878 shares for gross proceeds of $172.5 million at an average price of $26.37 for aggregate net proceeds of $171.0 million (net of transaction costs). During the three months ended May 31, 2024, we sold did not sell any shares.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from May 31, 2024 back to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2025
June 27, 2024	$0.74	(46)
March 28, 2024	0.73	(45)
	$1.47
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

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

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 159.6% as of May 31, 2024 and 161.1% as of February 29, 2024.

Subsequent Events

On June 14, 2024, we entered into the first amendment to the Live Oak credit agreement. The amendment, among other things: (i) increased the borrowings available under the Live Oak Credit Facility from up to $50.0 million to up to $75.0 million, subject to a borrowing base requirement; (ii) added new lenders (as identified in the amendment) to the credit agreement; (ii) replaced administrative agent approval with “Required Lender” (as defined in the credit agreement) approval with respect to certain matters; (iii) replaced Required Lender approval with 100% lender approval with respect to certain matters; and (iv) changed the definition of Required Lender to require the approval of at least two unaffiliated lenders.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2024:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	13,000	-	13,000	-	-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	-	5,000	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000		-
6.00% 2027 Notes	105,500	-	-	105,500	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$830,875	$20,000	$312,500	$284,375	$214,000

Off-balance sheet arrangements

As of May 31, 2024 and February 29, 2024, our off-balance sheet arrangements consisted of $132.0 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2024 and February 29, 2024 is shown in the table below (dollars in thousands):

	May 31, 2024	February 29, 2024
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000
Granite Comfort, LP	750	750
JDXpert	5,000	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,286	1,898
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	3,750	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$84,084	$77,696

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,903	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	2,000
BQE Software, Inc.	3,250	3,250
C2 Educational Systems	-	3,000
Davisware, LLC	-	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	1,000	2,500
Granite Comfort, LP	11,637	11,637
Inspect Point Holding, LLC	1,500	1,500
Pepper Palace, Inc. - Revolver	2,500	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	15,319	15,319
Zollege PBC	-	150
	46,591	54,733
Total	$130,675	$132,429

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2024, we had cash and cash equivalents of $32.2 million, $32.5 million in available borrowings under the Encina Credit Facility, and $37.0 million in available borrowings under the Live Oak Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. Since March 2022, the Federal Reserve has been rapidly raising interest rates in response to ongoing inflation concerns. Although the Federal Reserve left its benchmark rates steady in the first quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. There can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility and Live Oak Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR. At May 31, 2024, we had $785.4 million of borrowings outstanding. In addition, as of May 31, 2024, there were $32.5 million borrowings outstanding under the Encina Credit Facility and $13.0 million borrowings outstanding under the Live Oak Credit Facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2024 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $10.0 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $9.9 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expense, as all our borrowings except for our credit facilities are fixed rate.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2024.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Interest Income	Increase (Decrease) in Net Interest Income*	Increase (Decrease) in Net Investment Income per Share
($ in thousands)
-100	$(9,899)	$455	$(9,444)	$(7,555)	$(0.55)
-50	(4,965)	228	(4,737)	(3,790)	(0.28)
-25	(2,489)	114	(2,375)	(1,900)	(0.14)
25	2,489	(114)	2,375	1,900	0.14
50	4,978	(228)	4,750	3,800	0.28
100	9,956	(455)	9,501	7,601	0.55
200	19,913	(910)	19,003	15,202	1.11
300	30,032	(1,365)	28,667	22,934	1.67
400	40,189	(1,820)	38,369	30,695	2.24

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended May 31, 2024 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of May 31, 2024, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on July 13, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed January 6, 2021).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed on April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.35% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.15	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.16	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.17	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.18	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.19	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.20	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.21	Form of 7.00% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).

4.22	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.23	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.25	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.15 hereto).

10.1	Amendment No. 4 to the Equity Distribution Agreement by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann & Co. Inc., Compass Point Research and Trading, LLC, Raymond James & Associates, Inc., and Lucid Capital Markets, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 15, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: July 9, 2024	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer