Form 10-Q
period 2024-08-31
SARATOGA INVESTMENT CORP.
filed 2024-10-08
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2024

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

The number of outstanding common shares of the registrant as of October 7, 2024 was 13,800,768.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.
Consolidated Statements of Assets and Liabilities

	August 31, 2024	February 29, 2024
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $932,599,967 and $1,035,879,751, respectively)	$963,176,509	$1,019,774,616
Affiliate investments (amortized cost of $27,197,048 and $26,707,415, respectively)	29,193,438	27,749,137
Control investments (amortized cost of $79,244,797 and $117,196,571, respectively)	48,341,503	91,270,036
Total investments at fair value (amortized cost of $1,039,041,812 and $1,179,783,737, respectively)	1,040,711,450	1,138,793,789
Cash and cash equivalents	84,569,590	8,692,846
Cash and cash equivalents, reserve accounts	77,434,591	31,814,278
Interest receivable (net of reserve of $21,216 and $9,490,340, respectively)	10,085,266	10,298,998
Management fee receivable	333,826	343,023
Other assets	1,567,007	1,163,225
Current income tax receivable	1,931	99,676
Total assets	$1,214,703,661	$1,191,205,835

LIABILITIES
Revolving credit facilities	$52,500,000	$35,000,000
Deferred debt financing costs, revolving credit facilities	(1,651,311)	(882,122)
SBA debentures payable	214,000,000	214,000,000
Deferred debt financing costs, SBA debentures payable	(5,306,833)	(5,779,892)
8.75% Notes Payable 2025	20,000,000	20,000,000
Discount on 8.75% notes payable 2025	(61,587)	(112,894)
Deferred debt financing costs, 8.75% notes payable 2025	(2,557)	(4,777)
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(132,133)	(193,175)
Deferred debt financing costs, 7.00% notes payable 2025	(16,212)	(24,210)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(46,883)	(74,531)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	439,902	564,260
Deferred debt financing costs, 4.375% notes payable 2026	(1,283,387)	(1,708,104)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(254,551)	(313,010)
Deferred debt financing costs, 4.35% notes payable 2027	(859,567)	(1,033,178)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(237,503)	(273,449)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(105,834)	(123,782)
Deferred debt financing costs, 6.00% notes payable 2027	(1,871,368)	(2,224,403)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(1,099,544)	(1,274,455)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,358,240)	(1,563,594)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(1,474,914)	(1,680,039)
Base management and incentive fees payable	9,316,716	8,147,217
Deferred tax liability	4,417,880	3,791,150
Accounts payable and accrued expenses	1,497,040	1,337,542
Interest and debt fees payable	4,001,012	3,582,173
Directors fees payable	80,000	-
Due to Manager	784,693	450,000
Total liabilities	842,649,819	820,981,727

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 13,745,769 and 13,653,476 common shares issued and outstanding, respectively	13,746	13,654
Capital in excess of par value	373,087,033	371,081,199
Total distributable deficit	(1,046,937)	(870,745)
Total net assets	372,053,842	370,224,108
Total liabilities and net assets	$1,214,703,661	$1,191,205,835
NET ASSET VALUE PER SHARE	$27.07	$27.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$35,721,214	$28,489,719	$66,945,491	$54,800,512
Affiliate investments	491,015	907,064	987,855	1,634,150
Control investments	1,247,256	2,085,448	3,244,368	4,131,308
Payment in kind interest income:
Non-control/Non-affiliate investments	1,654,044	493,338	1,717,874	618,233
Affiliate investments	250,346	215,547	491,450	423,136
Control investments	1,277	142,289	284,590	283,852
Total interest from investments	39,365,152	32,333,405	73,671,628	61,891,191
Interest from cash and cash equivalents	1,671,031	539,093	2,295,662	1,343,382
Management fee income	792,323	817,250	1,596,779	1,634,038
Dividend income(*):
Non-control/Non-affiliate investments	162,779	94,613	412,270	112,033
Control investments	915,590	1,536,970	2,212,640	3,360,480
Total dividend from investments	1,078,369	1,631,583	2,624,910	3,472,513
Structuring and advisory fee income	35,000	45,000	445,843	1,474,222
Other income	61,500	147,814	1,046,703	330,842
Total investment income	43,003,375	35,514,145	81,681,525	70,146,188

OPERATING EXPENSES
Interest and debt financing expenses	13,128,941	12,413,462	26,091,022	24,106,284
Base management fees	4,766,445	4,840,899	9,749,025	9,405,088
Incentive management fees expense (benefit)	4,550,270	2,481,473	8,135,004	2,584,821
Professional fees	125,886	486,673	1,125,196	972,723
Administrator expenses	1,133,333	904,167	2,208,333	1,722,917
Insurance	77,597	81,901	155,193	163,802
Directors fees and expenses	80,000	111,000	193,000	200,068
General and administrative	821,584	467,116	1,430,711	1,297,844
Income tax expense (benefit)	121,921	(237,330)	61,638	(231,093)
Total operating expenses	24,805,977	21,549,361	49,149,122	40,222,454
NET INVESTMENT INCOME	18,197,398	13,964,784	32,532,403	29,923,734

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	558,701	-	558,701	90,691
Control investments	(34,007,428)	-	(55,202,425)	-
Net realized gain (loss) from investments	(33,448,727)	-	(54,643,724)	90,691
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	32,524,852	(11,657,451)	46,681,677	(13,385,585)
Affiliate investments	353,445	39,648	954,668	(205,636)
Control investments	(4,150,142)	5,880,232	(4,976,759)	(8,468,657)
Net change in unrealized appreciation (depreciation) on investments	28,728,155	(5,737,571)	42,659,586	(22,059,878)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(159,187)	(221,206)	(620,188)	(161,799)
Net realized and unrealized gain (loss) on investments	(4,879,759)	(5,958,777)	(12,604,326)	(22,130,986)
Realized losses on extinguishment of debt	-	(110,056)	-	(110,056)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,317,639	$7,895,951	$19,928,077	$7,682,692

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.97	$0.65	$1.45	$0.64
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,726,142	12,158,440	13,704,759	12,011,180

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2024	August 31, 2023
INCREASE FROM OPERATIONS:
Net investment income	$32,532,403	$29,923,734
Net realized gain (loss) from investments	(54,643,724)	90,691
Realized losses on extinguishment of debt	-	(110,056)
Net change in unrealized appreciation (depreciation) on investments	42,659,586	(22,059,878)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(620,188)	(161,799)
Net increase in net assets resulting from operations	19,928,077	7,682,692

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(20,104,269)	(16,545,737)
Net decrease in net assets from shareholder distributions	(20,104,269)	(16,545,737)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	-	22,498,117
Capital contribution from Manager	-	2,050,288
Stock dividend distribution	2,005,926	1,808,157
Repurchases of common stock	-	(2,157,605)
Repurchase fees	-	(1,772)
Offering costs	-	(213,427)
Net increase in net assets from capital share transactions	2,005,926	23,983,758
Total increase in net assets	1,829,734	15,120,713
Net assets at beginning of period	370,224,108	346,958,042
Net assets at end of period	$372,053,842	$362,078,755

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2024	August 31, 2023
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$19,928,077	$7,682,692
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(6,573,881)	2,707,440
Net accretion of discount on investments	(1,285,027)	(862,540)
Amortization of deferred debt financing costs	2,522,568	2,589,024
Realized losses on extinguishment of debt	-	110,056
Income tax expense (benefit)	61,638	(231,093)
Net realized (gain) loss from investments	54,643,724	(90,691)
Net change in unrealized (appreciation) depreciation on investments	(42,659,586)	22,059,878
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	620,188	161,799
Proceeds from sales and repayments of investments	135,842,533	17,103,496
Purchases of investments	(41,885,424)	(167,272,090)
(Increase) decrease in operating assets:
Interest receivable	213,732	127,723
Management fee receivable	9,197	(908)
Other assets	(403,782)	94,389
Current income tax receivable	97,745	336,875
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	1,169,499	(2,945,019)
Accounts payable and accrued expenses	159,498	501,141
Interest and debt fees payable	418,839	(421,083)
Directors fees payable	80,000	(14,932)
Due to Manager	334,693	367,663
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	123,294,231	(117,996,180)

Financing activities
Borrowings on debt	30,000,000	46,500,000
Paydowns on debt	(12,500,000)	(57,000,000)
Issuance of notes	-	77,500,000
Payments of deferred debt financing costs	(1,198,831)	(4,085,214)
Proceeds from issuance of common stock	-	22,498,117
Capital contribution from Manager	-	2,050,288
Payments of cash dividends	(18,098,343)	(14,737,580)
Repurchases of common stock	-	(2,157,605)
Repurchases fees	-	(1,772)
Payments of offering costs	-	(213,427)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,797,174)	70,352,807
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	121,497,057	(47,643,373)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	40,507,124	96,076,273
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$162,004,181	$48,432,900

Supplemental information:
Interest paid during the period	$23,149,615	$21,938,344
Cash paid for taxes	88,955	4,852
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	6,573,881	(2,707,440)
Net accretion of discount on investments	1,285,027	862,540
Amortization of deferred debt financing costs	2,522,568	2,589,024
Stock dividend distribution	2,005,926	1,808,157

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 259.3% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.52% Cash, 7/18/2027	7/18/2022	$8,880,000	$8,808,773	$8,889,768	2.4%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,635,125	0.7%
		Total Alternative Investment Management Software			10,808,773	11,524,893	3.1%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 11.77% Cash, 4/13/2028	4/13/2023	$24,500,000	24,296,216	24,990,000	6.7%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 11.77% Cash, 4/13/2028	4/13/2023	$750,000	744,151	765,000	0.2%
		Total Architecture & Engineering Software			25,040,367	25,755,000	6.9%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.27% Cash, 5/10/2028	5/10/2023	$23,454,023	23,121,327	24,045,064	6.5%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,319,604	0.4%
		Total Association Management Software			24,193,721	25,364,668	6.9%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+7.50%), 12.70% Cash, 5/20/2026	5/20/2021	$57,500,000	57,273,445	56,890,500	15.3%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	1,356,160	0.4%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	2,029,690	0.5%
		Total Consumer Services			60,485,311	60,276,350	16.2%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,394,242	1.2%
		Total Corporate Education Software			475,698	4,394,242	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,189,357	0.9%
		Total Cyber Security			1,906,275	3,189,357	0.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	First Lien Term Loan (6M USD TERM SOFR+5.50%), 10.21% Cash, 5/13/2030	5/13/2024	$7,142,857	7,072,749	7,071,429	1.9%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (6M USD TERM SOFR+5.50%), 10.21% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (6M USD TERM SOFR+5.50%), 10.21% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,155,960	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.45%), 14.64% Cash, 4/18/2028	4/18/2023	$7,000,000	6,914,132	7,140,000	1.9%
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.45%), 14.64% Cash, 4/18/2028	4/18/2023	$7,500,000	7,401,255	7,650,000	2.1%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,849,582	0.8%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.17% Cash, 11/25/2025	11/25/2020	$6,555,000	6,535,334	6,619,239	1.8%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.17% Cash, 11/25/2025	11/25/2020	$2,150,000	2,146,380	2,171,070	0.6%
		Total Dental Practice Management			34,047,369	34,657,280	9.4%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 11.55% Cash, 3/16/2027	3/16/2022	$24,189,404	24,062,668	23,463,721	6.3%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 11.55% Cash, 3/16/2027	3/16/2022	$-	-	(18,750)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	796,990	0.2%
		Total Direct Selling Software			25,104,335	24,241,961	6.5%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.52% Cash, 5/31/2025	5/31/2017	$23,000,000	22,977,249	23,002,300	6.2%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.52% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	590,772	0.2%
		Total Education Services			23,477,153	23,593,072	6.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modern Campus (fka Destiny Solutions Inc.) (h)(i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	10,439,727	2.8%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.72% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,122,206	8,110,606	8,122,206	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.72% Cash/1.00% PIK, 1/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	663,725	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	244,870	0.1%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.02% Cash, 8/5/2027	8/5/2022	$27,000,000	26,819,775	26,954,100	7.2%
		Total Education Software			39,303,859	46,424,628	12.5%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.52% Cash, 11/30/2025	9/6/2019	$6,000,000	5,999,971	6,005,400	1.6%
Davisware, LLC	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.52% Cash, 11/30/2025	9/6/2019	$5,477,790	5,477,790	5,482,720	1.5%
		Total Field Service Management			11,477,761	11,488,120	3.1%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.02% Cash, 12/30/2026	12/30/2021	$22,713,926	22,632,532	22,709,384	6.1%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.02% Cash, 12/30/2026	12/30/2021	$3,286,074	3,264,532	3,285,416	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	481,858	0.1%
		Total Financial Services			26,147,064	26,476,658	7.1%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.78% Cash, 12/15/2026	12/15/2021	$6,000,000	5,967,632	5,974,200	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.78% Cash, 12/15/2026	12/15/2021	$4,050,000	4,033,154	4,032,585	1.1%
		Total Financial Services Software			10,000,786	10,006,785	2.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.70% Cash, 07/19/2028	7/19/2023	$10,000,000	9,913,859	10,156,000	2.7%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.70% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,913,859	10,156,000	2.7%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.02% Cash, 3/31/2028	3/31/2023	$28,717,271	28,483,838	29,214,080	7.9%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.02% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	2,230,387	0.6%
		Total Health/Fitness Franchisor			30,483,838	31,444,467	8.5%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.95%), 15.15% Cash, 3/20/2028	3/20/2023	$3,900,000	3,852,226	3,978,000	1.2%
Alpha Aesthetics Partners OpCo, LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.95%), 15.15% Cash, 3/20/2028	3/20/2023	$-	11,050,714	11,421,705	3.1%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,175,000	3,175,000	3,152,776	0.8%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.02% Cash, 9/11/2028	9/11/2023	$10,000,000	9,923,496	10,086,000	2.7%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.02% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	565,065	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.27% Cash, 12/31/2027	1/31/2017	$39,000,000	38,850,985	39,530,400	10.6%
		Total Healthcare Services			67,110,810	68,733,946	18.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Invita (fka HemaTerra Holding Company, LLC) (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.45% Cash, 1/31/2027	4/15/2019	$53,931,108	53,671,530	54,082,115	14.5%
Invita (fka HemaTerra Holding Company, LLC)	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.45% Cash, 1/31/2027	4/15/2019	$13,506,289	13,471,579	13,544,107	3.6%
Invita (fkaTRC HemaTerra, LLC) (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	8,101,932	2.2%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.52% Cash, 5/12/2026	11/12/2020	$35,125,000	34,994,211	35,125,000	9.4%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.52% Cash, 5/12/2026	11/12/2020	$10,300,000	10,242,960	10,300,000	2.8%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	465,237	0.1%
		Total Healthcare Software			115,768,192	121,618,391	32.6%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Knowland Group, LLC	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 13.17% Cash/3.00% PIK, 12/31/2024	11/9/2018	$23,150,241	23,150,241	20,488,826	5.5%
		Total Hospitality/Hotel			23,150,241	20,488,826	5.5%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.43%), 12.45% Cash, 5/16/2027	11/16/2020	$43,000,000	42,808,235	43,004,300	11.6%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.43%), 12.45% Cash, 5/16/2027	11/16/2020	$16,207,805	16,075,890	16,209,426	4.4%
		Total HVAC Services and Sales			58,884,125	59,213,726	16.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.52% Cash, 3/6/2025	3/6/2013	$307,962	307,962	307,962	0.1%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	8,234,848	2.2%
		Total Industrial Products			307,962	8,542,810	2.3%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.96% Cash, 10/1/2026	10/1/2021	$15,715,227	15,631,751	15,732,514	4.2%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,422,576	1.2%
		Total Insurance Software			18,131,751	20,155,090	5.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.52% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	11.6%
		Total IT Services			42,967,165	43,000,000	11.6%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.22% Cash, 8/8/2027	8/8/2022	$11,525,624	11,456,675	11,640,880	3.1%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.22% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,456,675	11,640,880	3.1%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.02% Cash, 12/30/2028	12/30/2022	$18,762,500	18,477,484	18,345,973	4.9%
		Total Marketing Orchestration Software			18,477,484	18,345,973	4.9%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.42%), 13.44% Cash, 8/5/2027	8/5/2022	$6,500,000	6,444,219	6,271,850	1.7%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.42%), 13.44% Cash, 8/5/2027	8/5/2022	$22,377,827	26,905,399	25,969,875	7.0%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	1,565,545	0.4%
		Total Mental Healthcare Services			37,519,217	33,807,270	9.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 10.42% Cash, 8/26/2026	8/26/2021	$15,000,000	14,928,228	14,980,500	4.0%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.17% Cash, 8/26/2026	8/26/2021	$5,000,000	4,968,129	4,993,500	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,237,887	0.6%
		Total Mentoring Software			22,896,357	22,211,887	5.9%
Omatic Software, LLC (d)	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.28% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,339,458	16,318,356	16,417,887	4.4%
		Total Non-profit Services			16,318,356	16,417,887	4.4%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.25%), 11.27% Cash, 12/31/2027	12/28/2012	$4,000,000	3,995,783	4,001,600	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2027	12/28/2012	49,318	400,000	1,172,026	0.3%
		Total Office Supplies			4,395,783	5,173,626	1.4%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.12% Cash, 7/9/2025	7/9/2020	$14,000,000	13,964,540	13,633,200	3.7%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.12% Cash, 7/9/2025	2/12/2021	$38,500,000	38,389,909	37,491,300	10.1%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,111,233	0.3%
		Total Real Estate Services			53,727,006	52,235,733	14.1%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD TERM SOFR+8.42%), 13.62% Cash, 12/22/2028	6/27/2022	$9,552,000	9,478,239	9,552,000	2.6%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 13.62% Cash, 12/22/2028	6/27/2022	$14,400,000	14,239,240	14,400,000	3.9%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,393,813	0.6%
		Total Research Software			26,192,639	26,345,813	7.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.20% Cash, 11/19/2026	11/19/2021	$12,000,000	11,939,440	12,120,000	3.3%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.20% Cash, 11/19/2026	11/19/2021	$18,000,000	17,852,357	18,180,000	4.9%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,173,584	0.3%
		Total Restaurant			30,791,797	31,473,584	8.5%
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (1M USD TERM SOFR+8.75%), 13.92% Cash, 9/20/2026	3/28/2023	$18,683,447	18,560,628	19,004,802	5.1%
		Total Roofing Contractor Software			18,560,628	19,004,802	5.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,632,002	1.0%
		Total Staffing Services			100,000	3,632,002	1.0%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.78% Cash, 5/2/2027	5/2/2022	$6,000,000	5,960,315	6,060,000	1.6%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.78% Cash, 5/2/2027	5/2/2022	$1,000,000	992,302	1,010,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.78% Cash, 5/2/2027	3/31/2023	$500,000	495,212	505,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.52% Cash, 8/5/2028	8/5/2022	$20,000,000	19,891,558	19,882,000	5.3%
		Total Talent Acquisition Software			27,339,387	27,457,000	7.3%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.77% Cash, 5/12/2028	5/12/2023	$4,680,505	4,641,998	4,683,782	1.3%
		Total Veterinary Services			4,641,998	4,683,782	1.3%
Sub Total Non-control/Non-affiliate investments					932,599,967	963,176,509	259.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 7.8% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 14.17% Cash, 8/18/2027	8/18/2022	$7,000,000	6,951,798	6,983,900	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$6,604,191	6,567,024	5,872,447	1.6%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	201,094	0.1%
		Total Corporate Education Software			16,518,822	13,057,441	3.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.17% Cash, 6/30/2026	6/30/2021	$5,500,000	5,473,117	5,500,000	1.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.17% Cash, 6/30/2026	6/30/2021	$1,100,000	1,093,892	1,100,000	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.17% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,032,000	0.8%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,608	6,503,997	1.6%
		Total Employee Collaboration Software			10,678,226	16,135,997	4.2%
Sub Total Affiliate investments					27,197,048	29,193,438	7.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 13.1% (b)
Zollege PBC (k)(g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,461,250	1,461,250	1,049,908	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	555,101	1,126,594	0.3%
		Total Education Services			2,016,351	2,176,502	0.6%
Pepper Palace, Inc. (d)(k)(g)(d)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,348,560	0.4%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$200,000	200,000	112,380	0.0%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	86,307	-	0.0%
		Total Specialty Food Retailer			2,686,307	1,460,940	0.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	18,572,200	5,773,621	1.6%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 15.28%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	5,273,438	1.4%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.57%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.3%
		Total Structured Finance Securities			39,339,700	23,297,059	6.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,279,913	4.4%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,485	5,127,089	1.4%
		Total Investment Fund			35,202,439	21,407,002	5.8%
Sub Total Control investments					79,244,797	48,341,503	13.1%
TOTAL INVESTMENTS - 280.2% (b)					$1,039,041,812	$1,040,711,450	280.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 22.7% (b)
U.S. Bank Money Market (l)	84,569,590	$84,569,590	$84,569,590	22.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	84,569,590	$84,569,590	$84,569,590	22.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of August 31, 2024, non-qualifying assets represent 4.4% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $372,053,842 as of August 31, 2024.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2024

(unaudited)

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the six months ended August 31, 2024 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$459,493	$-	$-	$1,981,111
ETU Holdings, Inc.	-	-	1,019,812	-	-	(1,026,443)
Total	$-	$-	$1,479,305	$-	$-	$954,668

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2024 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$2,260,337	$921,530	$-	$-	$(6,084,163)	$3,802,854
Pepper Palace, Inc.	-	-	1,338	-	-	(34,007,427)	(1,225,367)
Zollege PBC	304,768	209,460	110,862	-	-	(15,110,835)	160,151
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	1,596,779	-	(297,319)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	867,989	-	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	746,292	-	-	-	(3,601,789)
Saratoga Senior Loan Fund I JV, LLC	-	-	880,948	-	-	-	461,616
Saratoga Senior Loan Fund I JV, LLC	-	-	-	2,212,640	-	-	(4,276,905)
Total	$304,768	$2,469,797	$3,528,958	$2,212,640	$1,596,779	$(55,202,425)	$(4,976,759)

(h)	Non-income producing at August 31, 2024.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2024. (See Note 9 to the consolidated financial statements).
(k)	As of August 31, 2024, the investment was on non-accrual status. The fair value of these investments was approximately $2.5 million, which represented 0.2% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2024.

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of August 31, 2024 was 5.20%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of August 31, 2024 was 5.02%.

6M USD TERM SOFR - The 6 month USD TERM SOFR rate as of August 31, 2024 was 4.71%.

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

SARATOGA INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

(unaudited)

Note 1. Organization

Saratoga Investment Corp. (the “Company”, “we”, “our” and “us”) is a non-diversified closed end management investment company incorporated in Maryland that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced operations on March 23, 2007 as GSC Investment Corp. and completed the initial public offering (“IPO”) on March 28, 2007. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation from its investments.

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate its compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies.  In June 2024, SIA-MAC, Inc. and SIA-VR, Inc. were dissolved.

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received licenses to operate as small business investment companies from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. Our wholly owned subsidiary Saratoga Investment Corp. SBIC LP (“SBIC LP”) repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

The Company has formed wholly owned special purpose entities organized as Delaware limited liability companies, Saratoga Investment Funding II LLC (“SIF II”) and Saratoga Investment Funding III LLC (“SIF III”) for the purpose of the Encina Credit Facility and the Live Oak Credit Facility (each as defined below), respectively. The senior secured revolving credit facility (the “Encina Credit Facility) with Encina Lender Finance, LLC (“Encina”) is supported by loans held by SIF II and pledged to Encina, and the senior secured revolving credit facility (the “Live Oak Credit Facility”) with Live Oak Banking Company (“Live Oak”) is supported by loans held by SIF III and pledged to Live Oak.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

 The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, SIF II, SIF III, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc.,, SIA-PP, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC II LP, or SBIC III LP’s status as investment companies during the three months ended August 31, 2024.

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

Operating Segment

The Company invests in various industries and separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships have similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements (See Note 3. Investments).

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

As of August 31, 2024, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2024	February 29, 2024
Cash and cash equivalents	$84,569,590	$8,692,846
Cash and cash equivalents, reserve accounts	77,434,591	31,814,278
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$162,004,181	$40,507,124

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2024, our investment in two controlled portfolio companies were on non-accrual status with a fair value of approximately $3.6 million, or 0.4% of the fair value of our portfolio. At February 29, 2024, our investment in three non-controlled portfolio companies were on non-accrual status with a fair value of approximately $18.9 million, or 1.7% of the fair value of our portfolio.

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

Payment-in-Kind Interest

The Company may hold debt and preferred equity investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company stops accruing PIK interest if it is expected that the issuer will not be able to pay all principal and interest when due. The Company restores to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2024, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2021, 2022, 2023 and 2024 federal tax years for the Company remain subject to examination by the IRS. At August 31, 2024 and February 29, 2024, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this quarterly report. The Company is still assessing the impact of the new guidance.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to early adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance.

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 and the 1940 Act (see Note 2. Summary of Significant Accounting Policies). Consistent with our valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of August 31, 2024 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$886,176	$-	$886,176
Second lien term loans	-	-	26,361	-	26,361
Unsecured term loans	-	-	16,280	-	16,280
Structured finance securities	-	-	23,297	-	23,297
Equity interests	-	-	83,470	5,127	88,597
Total	$-	$-	$1,035,584	$5,127	$1,040,711

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2024 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2024	$976,423	$18,097	$15,818	$30,626	$88,426	$1,129,390
Payment-in-kind and other adjustments to cost	1,627	7,745	-	(3,430)	631	6,573
Net accretion of discount on investments	1,281	4	-	-	-	1,285
Net change in unrealized appreciation (depreciation) on investments	46,044	515	462	(3,899)	3,815	46,937
Purchases	41,348	-	-	-	538	41,886
Sales and repayments	(132,875)	-	-	-	(2,968)	(135,843)
Net realized gain (loss) from investments	(47,672)	-	-	-	(6,972)	(54,644)
Balance as of August 31, 2024	$886,176	$26,361	$16,280	$23,297	$83,470	$1,035,584
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$245	$515	$462	$(3,899)	$(684)	$(3,361)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests. For the six months ended August 31, 2024, non-cash restructurings related to two controlled investments resulting in realized losses of $49.1m were included in net realized (gain) loss from investments on the consolidated statements of cash flows.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the six months ended August 31, 2024.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2024 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$886,176	Market Comparables	Market Yield (%)	10.4% - 19.7%	12.7%
			Revenue Multiples (x)	3.5x	3.5x
			Third-party Bid (x)	6.9x	6.9x
Second lien term loans	26,361	Market Comparables	Market Yield (%)	19.5% - 39.0%	34.7%
			Third-party Bid (x)	12.7x	12.7x
			EBITDA Multiples (x)	7.0x	7.0x
Unsecured term loans	16,280	Discounted Cash Flow	Discount Rate (%)	10.5%	10.5%
Structured finance securities	23,297	Discounted Cash Flow	Discount Rate (%)	8.5% - 40.0%	20.0%
			Recovery Rate (%)	35.0% - 70.0%	62.1%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	83,470	Enterprise Value Waterfall	Revenue Multiples (x)	0.1x - 9.9x	6.9x
			EBITDA Multiples (x)	4.0x - 20.4x	9.8x

Total	$1,035,584

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of August 31, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$883,386	85.0%	$886,176	85.2%
Second lien term loans	29,717	2.9	26,361	2.5
Unsecured term loans	17,619	1.7	16,280	1.6
Structured finance securities	39,340	3.8	23,297	2.2
Equity interests	68,980	6.6	88,597	8.5
Total	$1,039,042	100.0%	$1,040,711	100.0%

The composition of our investments as of February 29, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$1,019,678	86.4%	$976,423	85.7%
Second lien term loans	21,968	1.9	18,097	1.6
Unsecured term loans	17,619	1.5	15,818	1.4
Structured finance securities	42,769	3.6	30,626	2.7
Equity interests	77,750	6.6	97,830	8.6
Total	$1,179,784	100.0%	$1,138,794	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at August 31, 2024. The inputs at August 31, 2024 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 8.5%-40.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of August 31, 2024, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

Invita (fka HemaTerra Holdings Company, LLC)

Invita (fka HemaTerra Holding Company, LLC) provides SaaS-based software solutions addressing complex supply chain issues across a variety of medical environments, including blood, plasma, tissue, implants and DNA sample management, to customers in blood centers, hospitals, pharmaceuticals, and law enforcement settings.

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

On June 10, 2024, the Company completed its fifth refinancing of the Saratoga CLO. This refinancing, among other things, did not extend the Saratoga CLO reinvestment period nor extend its legal maturity, while adjusting the interest rate of two of the existing Notes. The Issuer issued $422.5 million of notes (the “2013-1 2024 Reset CLO Notes”), consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

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

For the three months ended August 31, 2024 and August 31, 2023, the Company accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

For the six months ended August 31, 2024 and August 31, 2023, the Company accrued management fee income of $1.6 million and $1.6 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

As of August 31, 2024, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $5.8 million and $5.3 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2024, Saratoga CLO had investments with a principal balance of $586.2 million and a weighted average spread over LIBOR of 3.7% and had debt with a principal balance of $582.9 million with a weighted average spread over LIBOR of 2.2%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of August 31, 2024, the present value of the projected future cash flows of the subordinated notes was approximately $5.8 million, using a 40% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $88.1 million, management fees of $36.7 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2024 (unaudited) and February 29, 2024 and for the three and six months ended August 31, 2024 (unaudited) and August 31, 2023 (unaudited).

 Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2024	February 29, 2024
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $572,465,295 and $629,345,724, respectively)	$552,279,152	$606,531,189
Equities at fair value (amortized cost of $5,781,151 and $1,649,986, respectively)	1,803,992	1,020,585
Total investments at fair value (amortized cost of $578,246,446 and $630,995,710, respectively)	554,083,144	607,551,774
Cash and cash equivalents	25,684,819	12,104,832
Receivable from open trades	1,415,378	2,865,174
Interest receivable (net of reserve of $399,327 and $615,604, respectively)	3,534,381	3,402,471
Due from affiliate	3,481	3,953
Prepaid expenses and other assets	60,364	205,400
Total assets	$584,781,567	$626,133,604

LIABILITIES
Interest payable	$4,939,007	$5,043,712
Payable from open trades	2,184,855	10,519,573
Accrued base management fee	66,765	68,605
Accrued subordinated management fee	267,061	274,418
Accounts payable and accrued expenses	123,363	84,199
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	-	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	-	65,000,000
Class A-1-R-4 Senior Secured Floating Rate Notes	329,433,729	-
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	-
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(207,968)	(220,100)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,160,554)	(2,286,598)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,303,627)	(1,707,224)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(34,171,472)	(36,164,988)
Total liabilities	663,671,159	697,611,597
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(78,889,842)	(71,478,243)
Total net deficit	(78,889,592)	(71,477,993)
Total liabilities and net assets	$584,781,567	$626,133,604

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
INVESTMENT INCOME
Total interest from investments	$14,579,025	$15,662,824	$30,653,197	$30,640,303
Interest from cash and cash equivalents	330,398	156,192	563,896	341,236
Other income	465,627	216,150	1,100,396	470,224
Total investment income	15,375,050	16,035,166	32,317,489	31,451,763

EXPENSES
Interest and debt financing expenses	13,744,549	14,780,606	28,930,970	28,704,737
Base management fee	158,465	163,450	319,356	326,808
Subordinated management fee	633,859	653,801	1,277,423	1,307,231
Professional fees	350,029	133,365	408,834	172,891
Trustee expenses	61,273	66,540	123,478	129,034
Other expense	71,025	68,889	176,563	139,885
Total expenses	15,019,200	15,866,651	31,236,624	30,780,586
NET INVESTMENT INCOME (LOSS)	355,850	168,515	1,080,865	671,177

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(2,795,356)	(641,267)	(7,193,885)	(2,749,834)
Net change in unrealized depreciation on investments	(3,662,317)	13,352,743	(719,366)	3,015,505
Net realized and unrealized gain (loss) on investments	(6,457,673)	12,711,476	(7,913,251)	265,671
Realized losses on extinguishment of debt	(579,213)	-	(579,213)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,681,036)	$12,879,991	$(7,411,599)	$936,848

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						15,981	$-	$18,538
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity						23,799	660,422	630,674
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Warrants	Equity						349	9,685	9,249
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	47,408
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	-
Instant Brands Litigation Trust Interests	Consumer goods: Durable	Warrants	Equity						8,572	-	42,860
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Common Stock	Equity						39,808	557,312	617,024
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	21,888
URS TOPCO LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	394,500
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	7.00%	9/20/2030	$1,443,881	1,425,138	1,431,478
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.70%	2/7/2029	2,461,090	2,379,021	2,407,758
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	10.58%	7/8/2028	3,059,319	2,788,548	2,987,303
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+	2.75%	0.75%	8.00%	8/12/2028	582,329	578,845	582,695
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.87%	5/9/2025	2,287,755	2,285,186	1,618,587
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.33%	5/1/2030	2,165,053	2,150,540	2,147,473
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	3M USD SOFR+	3.50%	0.75%	8.80%	2/1/2031	2,910,206	2,849,335	2,913,116
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.85%	3/21/2031	997,500	995,015	996,672
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan (04/21)	Loan	3M USD SOFR+	4.75%	0.75%	9.87%	4/6/2028	2,462,025	2,336,394	2,461,508
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.86%	2/4/2028	241,875	241,708	242,738
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.89%	3/12/2026	2,093,757	2,086,541	2,096,374
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.98%	2/10/2027	4,326,473	4,309,765	2,850,064
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	1M USD SOFR+	3.50%	0.50%	8.81%	11/6/2030	799,019	798,965	801,152
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	9.10%	5/12/2028	1,945,000	1,939,536	1,932,688
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B5 (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.75%	5/31/2030	250,000	250,000	251,043

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+	5.00%	1.00%	10.43%	4/30/2025	1,131,980	1,132,120	605,609
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.75%	6/11/2031	485,000	483,792	482,881
Amer Sports Oyj (MASCOT BIDCO OY)	Consumer goods: Durable	USD Term Loan B (01/24)	Loan	3M USD SOFR+	3.25%	0.00%	8.35%	2/7/2031	498,750	496,552	499,373
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	8.33%	12/13/2029	480,000	468,336	481,320
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	11.00%	10/30/2029	2,964,091	2,962,682	2,979,474
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.10%	3/3/2028	1,357,439	1,356,288	1,249,522
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD SOFR+	2.25%	0.75%	7.61%	2/17/2028	1,930,035	1,916,085	1,932,447
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	9.35%	8/11/2025	942,500	941,632	673,218
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (4/24)	Loan	1M USD SOFR+	3.75%	0.00%	9.00%	7/18/2029	1,954,167	1,936,125	1,960,030
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	10.86%	9/1/2027	1,725,000	1,710,216	1,513,067
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	10.86%	9/1/2027	500,000	495,721	433,595
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (07/24)	Loan	6M USD SOFR+	4.00%	0.00%	9.08%	7/27/2028	492,500	468,408	494,963
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.11%	5/15/2026	2,893,401	2,878,566	2,850,000
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.86%	3/6/2028	967,500	961,922	931,219
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.75%	8/19/2030	967,193	967,193	968,102
AppLovin Corporation	High Tech Industries	Term Loan B (3/24)	Loan	1M USD SOFR+	2.50%	0.50%	7.75%	10/25/2028	1,470,066	1,468,205	1,471,286
AqGen Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.86%	8/2/2028	497,383	494,003	498,005
Aramark Services, Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.11%	1/15/2027	2,331,250	2,299,079	2,331,250
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	4/6/2028	1,753,715	1,749,098	1,757,223
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	9/23/2028	976,274	974,109	974,380
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.50%	9.11%	11/24/2028	495,490	491,354	496,521
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B 2	Loan	1M USD SOFR+	4.00%	0.00%	9.25%	8/9/2030	2,629,488	2,615,350	2,571,271
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+	4.25%	0.00%	9.53%	12/23/2030	897,750	889,500	899,438
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	2/14/2031	1,296,750	1,295,177	1,298,864
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	9.35%	8/19/2028	1,965,000	1,893,128	1,944,996
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B8	Loan	1M USD SOFR+	3.25%	0.00%	8.61%	12/18/2026	2,919,478	2,915,555	2,905,055
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.25%	0.50%	8.50%	2/15/2029	1,310,485	1,306,886	1,299,254
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	2.00%	0.00%	7.31%	6/22/2028	1,476,331	1,428,121	1,481,410
Axalta Coating Systems Dutch Holding B B.V.	Chemicals, Plastics, & Rubber	Term Loan B6 (03/24)	Loan	3M USD SOFR+	2.00%	0.50%	7.33%	12/20/2029	853,218	846,504	855,266

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.62%	0.75%	11.98%	9/20/2027	437,500	429,719	430,391
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	3.50%	0.00%	8.56%	10/10/2029	533,621	531,838	528,728
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan (5/24)	Loan	3M USD SOFR+	3.50%	0.50%	8.83%	5/29/2029	1,481,231	1,475,470	1,485,867
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.50%	5/26/2031	1,648,521	1,637,973	1,646,461
Belfor Holdings Inc.	Services: Consumer	Term Loan B-1 (11/23)	Loan	1M USD SOFR+	3.75%	0.50%	9.00%	11/1/2030	1,498,834	1,485,415	1,502,581
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.63%	4/18/2029	247,500	247,500	248,428
Belron Finance US LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	1.93%	0.50%	7.32%	4/13/2028	1,935,000	1,935,000	1,939,238
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.69%	1/24/2029	1,960,000	1,959,365	1,692,244
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	7.62%	4/23/2026	964,557	961,929	945,266
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.12%	4/23/2026	1,442,772	1,438,274	1,417,524
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.00%	1/22/2031	1,432,970	1,429,358	1,433,328
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	8.00%	12/13/2029	491,288	481,298	491,376
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan (06/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.75%	1/31/2031	500,000	497,743	500,355
Boxer Parent Company, Inc.	High Tech Industries	Term Loan B (06/24)	Loan	3M USD SOFR+	3.75%	0.00%	9.01%	7/3/2031	1,007,194	1,002,844	1,004,051
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan (02/24)	Loan	1M USD SOFR+	3.25%	0.00%	8.50%	2/21/2031	970,069	970,069	970,932
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	3.25%	0.00%	8.50%	6/14/2031	2,910,884	2,908,733	2,908,788
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.00%	1/27/2031	1,447,688	1,447,688	1,448,528
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	2.75%	0.00%	8.00%	7/1/2031	492,516	482,330	492,122
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B 3	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	11/1/2026	907,689	905,055	911,093
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B4 (05/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	11/22/2030	666,671	664,490	666,778
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.86%	3/31/2028	2,425,000	2,411,089	2,431,063
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	8.25%	3/16/2030	473,750	469,672	468,814
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	1/31/2031	1,995,000	1,985,366	1,992,965
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	7.86%	6/5/2028	2,449,367	2,283,646	2,330,989
CAPSTONE BORROWER INC	Services: Business	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	8.58%	6/17/2030	877,065	865,562	880,907
CareerBuilder, LLC (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	7.86%	7/31/2026	4,002,879	3,987,650	320,230
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+	3.75%	0.00%	9.07%	1/27/2027	1,938,267	1,932,746	1,172,651
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	8.09%	10/21/2027	985,000	979,547	987,463
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	8.21%	11/1/2025	2,315,548	2,111,768	2,158,276
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	7.61%	9/16/2028	243,750	243,465	243,826
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	9.33%	12/17/2027	241,875	240,555	242,177
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	9.69%	3/5/2028	985,000	948,557	854,488
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	4.25%	0.75%	9.61%	3/5/2028	967,500	964,900	850,597
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	0.00%	10.82%	9/25/2025	2,362,500	2,358,436	1,498,912
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	8.58%	7/6/2029	992,500	969,310	982,823
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.87%	8/27/2028	726,092	721,684	724,843

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Charlotte Buyer, Inc.	Services: Business	Term Loan B (07/24)	Loan	1M USD SOFR+	4.75%	0.50%	10.08%	2/11/2028	1,477,500	1,405,241	1,485,301
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	8/18/2028	2,381,718	2,347,211	2,375,764
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	2.00%	0.00%	7.35%	3/17/2028	483,750	483,217	483,750
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B1 (05/24)	Loan	1M USD SOFR+	3.00%	0.50%	8.25%	5/17/2028	1,949,936	1,883,863	1,949,117
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	7/29/2030	4,839,048	4,839,048	4,847,516
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+	2.75%	0.50%	8.10%	4/27/2028	992,513	988,572	997,475
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	7.75%	5/6/2030	1,197,000	1,192,024	1,197,994
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.85%	8/9/2026	3,386,534	3,375,262	3,200,274
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	8.42%	4/13/2029	1,220,000	1,197,598	1,217,584
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+	2.50%	0.50%	7.83%	5/14/2028	378,325	377,813	379,509
Conduent, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.25%	0.50%	9.61%	10/16/2028	208,666	204,439	207,623
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	9.75%	9/11/2029	2,880,281	2,809,410	2,797,473
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.86%	10/2/2027	2,714,005	2,572,136	2,592,716
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	1M USD SOFR+	2.25%	0.00%	7.70%	1/31/2028	4,000,000	3,991,962	3,948,000
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.86%	6/2/2028	2,431,250	2,424,504	2,397,820
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (05/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.34%	3/2/2027	1,930,437	1,930,437	1,934,954
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	8.50%	11/27/2028	1,580,064	1,571,122	1,586,479
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.50%	7.50%	2/19/2029	922,500	895,746	925,157
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.75%	8.75%	9/15/2027	486,281	486,231	487,195
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B	Loan	3M USD SOFR+	4.00%	0.75%	9.25%	1/30/2031	2,400,000	2,378,157	2,413,992
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan 12/22	Loan	1M USD SOFR+	4.50%	0.00%	9.84%	1/15/2028	2,364,032	2,357,265	2,251,740
CSC Holdings LLC (Neptune Finco Corp.)	Media: Broadcasting & Subscription	Term Loan B-5	Loan	1M USD LIBOR+	2.50%	0.00%	7.95%	4/15/2027	477,500	477,500	401,339
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	10.27%	2/15/2029	2,199,375	2,159,261	2,182,880
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	11.51%	11/2/2027	1,928,210	1,898,801	1,920,980
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	1M USD SOFR+	3.25%	0.50%	8.50%	6/29/2029	985,069	947,486	983,227
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	9.25%	10/16/2026	1,447,103	1,447,103	1,415,904
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	11/16/2029	5,319,000	5,225,625	5,314,585

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Delta 2 Lux Sarl	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	2.25%	0.50%	7.58%	1/15/2030	2,000,000	1,991,966	2,007,500
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan (5/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.84%	11/1/2030	623,438	614,878	624,217
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	9.35%	10/4/2028	977,500	974,845	954,656
DG Investment Intermediate Holdings 2, Inc.	Aerospace & Defense	Incremental Term Loan (3/22)	Loan	1M USD SOFR+	4.75%	0.75%	10.00%	3/31/2028	491,250	476,791	491,559
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	15.44%	5/25/2026	152,224	149,983	138,632
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	1M USD SOFR+	5.25%	0.75%	10.71%	8/2/2029	3,046,450	3,028,017	3,031,918
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	9.69%	10/4/2029	1,477,612	1,383,730	1,476,031
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.73%	3/25/2028	485,000	482,285	409,219
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	10.86%	11/30/2028	3,157,692	3,107,270	3,049,162
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	9.44%	11/30/2028	1,964,646	1,813,703	1,962,191
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	10.60%	12/15/2028	3,912,450	3,799,628	3,755,952
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+	3.50%	0.00%	8.59%	6/17/2031	6,305,000	6,278,088	6,310,927
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B (04/24)	Loan	1M USD SOFR+	3.75%	0.50%	9.00%	1/31/2030	1,097,250	1,073,039	1,099,993
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	8.11%	8/21/2025	49,419	49,382	49,357
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (06/24)	Loan	1M USD SOFR+	3.00%	0.50%	8.25%	1/31/2030	2,019,155	2,017,439	2,014,107
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	9.68%	4/11/2031	1,500,000	1,478,254	1,503,750
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.25%	0.50%	8.50%	8/16/2028	975,007	972,383	971,350
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.10%	11/23/2028	1,955,000	1,952,876	1,937,581
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (05/24)	Loan	1M USD SOFR+	3.25%	0.00%	8.50%	4/7/2028	2,160,773	2,156,819	2,161,746
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.36%	11/1/2028	488,750	487,442	489,635
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	11.86%	12/14/2025	2,201,776	2,179,600	2,185,813
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.25%	3/30/2029	3,084,096	3,033,788	3,023,463
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	3M USD SOFR+	2.50%	0.00%	7.56%	5/31/2030	995,000	990,650	994,274
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Exit Term Loan B (04/24)	Loan	3M USD SOFR+	4.50%	0.50%	9.78%	4/9/2031	2,000,000	1,981,089	1,995,000
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.96%	2/10/2028	2,425,000	2,418,676	2,158,250
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	6M USD SOFR+	2.75%	0.50%	8.01%	10/31/2029	1,483,744	1,469,816	1,485,598
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+	6.00%	0.50%	11.26%	10/6/2029	962,500	900,574	794,784
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	10.01%	12/11/2028	975,000	968,670	982,313
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	3.25%	0.50%	8.50%	10/30/2030	1,125,000	1,109,641	1,133,438
EyeCare Partners, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	1.00%	0.00%	6.38%	11/30/2028	12,285	13,510	7,678
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	First Lien TLB	Loan	1M USD SOFR+	4.00%	0.00%	9.25%	2/12/2031	500,000	495,383	502,500
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (08/23)	Loan	3M USD SOFR+	3.00%	0.00%	8.26%	6/27/2029	2,802,640	2,800,104	2,816,653
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	10.51%	3/30/2027	4,837,500	4,798,636	4,772,484

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+	3.00%	0.00%	8.33%	3/5/2029	5,078,923	5,070,226	5,028,134
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	8.60%	7/21/2028	711,437	708,240	712,611
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	3.00%	0.50%	8.60%	7/21/2028	216,966	215,980	217,324
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	5.25%	1.00%	10.50%	2/5/2029	1,197,000	1,164,665	1,192,511
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan B3 (11/23)	Loan	3M USD SOFR+	2.25%	0.50%	7.58%	11/25/2030	3,731,250	3,721,953	3,730,578
FOCUS FINANCIAL PARTNERS, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7	Loan	1M USD SOFR+	2.75%	0.50%	8.00%	6/30/2028	1,465,026	1,452,221	1,463,473
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+	4.75%	0.75%	10.39%	3/10/2026	801,094	798,183	480,656
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	10.25%	3/10/2026	2,962,500	2,882,924	1,792,313
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	4/25/2031	4,252,472	4,246,263	4,249,835
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B-2	Loan	1M USD SOFR+	2.25%	0.00%	7.60%	1/29/2027	1,920,000	1,919,309	1,922,054
Garrett LX III S.a r.l.	Automotive	Term Loan	Loan	3M USD SOFR+	2.75%	0.50%	8.00%	4/30/2028	1,458,750	1,454,817	1,460,573
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD SOFR+	3.00%	0.50%	8.51%	12/31/2027	2,128,892	2,119,613	2,131,021
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	2.00%	0.00%	7.33%	4/10/2031	1,500,000	1,492,740	1,499,535
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.85%	8/27/2025	2,420,998	2,328,941	2,410,782
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan (05/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.82%	10/4/2030	454,423	452,427	455,560
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	12.85%	7/31/2029	4,821,101	4,748,318	4,656,364
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	7.00%	5/30/2031	944,956	944,956	943,869
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	1M USD SOFR+	5.25%	0.75%	10.71%	12/1/2027	1,825,000	1,814,836	1,523,875
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	1M USD SOFR+	4.75%	0.00%	10.14%	4/30/2028	1,251,655	765,868	1,055,308
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	1M USD SOFR+	4.75%	0.00%	10.14%	4/30/2028	1,728,476	1,651,310	665,463
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	7.75%	8/4/2027	942,441	939,210	942,017
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD SOFR+	3.75%	0.75%	9.11%	3/6/2028	965,206	962,753	964,801
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	7.34%	1/24/2029	143,438	143,243	143,169
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	2/25/2030	2,800,713	2,800,234	2,803,346
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	3M USD SOFR+	4.75%	0.75%	10.35%	5/27/2028	2,424,733	2,113,351	2,288,778
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	5/12/2030	248,128	247,069	247,922
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.75%	0.00%	9.10%	6/30/2028	2,093,490	2,039,739	1,886,381
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.25%	0.50%	7.50%	7/14/2028	3,154,420	3,152,395	3,155,619
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	7.03%	11/8/2030	1,500,000	1,496,812	1,501,710

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	8/2/2028	500,000	500,000	499,295
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	6.75%	0.50%	12.00%	4/12/2029	3,116,400	3,114,318	2,961,297
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	9.11%	11/17/2028	2,202,149	2,196,509	2,182,880
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (3/21)	Loan	3M USD SOFR+	3.00%	0.00%	8.32%	3/17/2028	5,805,000	5,773,194	5,796,118
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.57%	2/26/2029	2,462,374	2,243,517	2,443,906
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	2/15/2031	2,992,500	2,978,860	2,993,847
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	8.75%	3/2/2028	4,749,901	4,745,286	4,715,132
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.25%	0.50%	8.50%	11/1/2028	2,452,455	2,444,649	2,449,390
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.00%	9.11%	3/6/2028	2,182,047	2,181,428	2,152,829
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	9.10%	3/13/2030	495,000	490,728	494,792
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	8.50%	2/18/2030	992,500	984,060	990,019
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	9.60%	4/2/2029	2,708,087	2,655,367	2,711,472
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	10/27/2028	488,750	488,682	489,669
Ingram Micro Inc.	Wholesale	Term Loan (09/23)	Loan	3M USD SOFR+	3.00%	0.50%	8.60%	6/30/2028	978,511	972,462	981,368
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	1M USD SOFR+	5.50%	1.00%	10.75%	5/1/2026	3,316,500	3,242,891	3,323,763
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	9.11%	2/4/2027	478,750	478,001	478,152
INSTANT BRANDS HOLDINGS INC. (b)(c)	Consumer goods: Durable	Instant Brands TL	Loan	3M USD SOFR+	15.00%	0.00%	20.34%	2/26/2031	37,614	30,255	37,614
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.75%	0.75%	8.10%	12/15/2027	493,724	490,080	493,907
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,316,681	928,733	1,132,346
Isolved Inc.	Services: Business	Term Loan (4/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.75%	10/14/2030	623,438	617,611	625,775
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.86%	1/26/2028	3,860,000	3,859,188	3,861,698
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	4.25%	0.75%	9.62%	3/1/2028	2,910,000	2,866,904	2,897,865
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	3M USD SOFR+	5.50%	1.00%	11.01%	11/20/2027	3,413,673	3,401,590	238,957
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	9.72%	2/12/2026	1,451,250	1,450,520	1,366,250
Kodiak BP, LLC	Construction & Building	Term Loan	Loan	3M USD SOFR+	3.25%	0.75%	8.85%	3/13/2028	483,617	482,833	483,922
Kodiak BP, LLC	Construction & Building	Term Loan B2	Loan	3M USD SOFR+	3.75%	0.00%	9.08%	3/13/2028	498,750	496,426	501,244
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	1M USD SOFR+	3.00%	0.50%	8.34%	4/10/2030	990,031	964,500	992,506
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.50%	0.50%	9.08%	9/1/2027	483,844	477,925	477,796
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	8.00%	9/27/2027	1,127,568	626,323	197,324

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	1M USD SOFR+	4.00%	0.50%	9.35%	2/23/2029	997,203	982,857	952,329
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	6.46%	12/31/2027	361,211	361,211	127,627
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	10.10%	2/16/2029	2,462,968	2,101,336	2,301,644
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	10.90%	8/26/2027	1,617,830	1,612,762	1,569,295
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.11%	3/17/2028	970,000	968,360	967,575
LOYALTY VENTURES INC. (b)	Services: Business	Term Loan B	Loan	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,903,746	21,851
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+	1.75%	0.00%	7.19%	11/11/2026	1,189,178	1,188,643	1,188,120
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.86%	10/15/2028	1,729,327	1,711,900	1,726,543
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.81%	6/14/2030	975,840	963,067	970,961
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan (2/24)	Loan	3M USD SOFR+	6.50%	0.75%	11.83%	3/31/2029	2,740,313	2,671,808	2,754,014
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	7.74%	4/15/2029	1,616,424	1,615,740	1,296,502
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	7.74%	4/15/2030	1,616,424	1,615,734	1,263,704
MAGNITE, INC.	Services: Business	Term Loan B (01/24)	Loan	1M USD SOFR+	4.50%	0.00%	9.75%	2/6/2031	3,241,875	3,211,441	3,260,127
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	4/1/2031	1,317,074	1,317,074	1,312,965
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD SOFR+	1.75%	0.00%	7.24%	2/15/2027	250,000	249,789	249,688
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	5.00%	0.50%	10.25%	10/3/2030	1,995,000	1,872,111	1,862,891
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+	3.75%	0.00%	9.00%	2/28/2028	3,424,168	3,349,573	3,425,401
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	3M USD SOFR+	4.00%	0.50%	9.23%	8/1/2031	1,350,441	1,341,371	1,351,399
MedAssets Software Inter Hldg, Inc.	High Tech Industries	Term Loan (11/21) (USD)	Loan	1M USD SOFR+	4.00%	0.50%	9.36%	12/18/2028	488,750	486,572	328,684
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	9.85%	4/8/2028	2,429,874	2,418,194	1,985,159
Milano Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	4.00%	0.75%	9.43%	10/1/2027	1,994,832	1,909,962	1,804,485
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.75%	3/21/2031	500,000	497,571	502,085
MKS Instruments, Inc.	High Tech Industries	Term Loan B (07/24)	Loan	1M USD SOFR+	2.25%	0.50%	7.56%	8/17/2029	1,341,592	1,339,345	1,343,940
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.75%	3/28/2028	493,750	478,401	493,133
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	10.08%	6/1/2030	2,978,781	2,623,547	2,911,759
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	9.83%	9/16/2030	500,000	495,431	503,125
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD SOFR+	4.25%	0.50%	9.57%	9/1/2028	2,946,970	2,741,535	2,293,126
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+	2.75%	0.50%	8.10%	11/23/2028	2,925,169	2,920,937	2,920,898
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	10.60%	2/22/2029	2,954,660	2,471,055	2,840,167
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD SOFR+	3.50%	0.00%	8.95%	11/14/2025	3,287,750	3,280,186	3,246,653
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	9.18%	3/2/2028	87,464	87,231	84,266

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD SOFR+	3.75%	0.75%	9.18%	3/2/2028	2,694,271	2,688,893	2,595,769
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.86%	9/18/2026	657,625	654,643	658,171
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	12.89%	8/9/2026	2,426,448	2,426,448	1,851,380
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	7.09%	9/12/2029	977,500	974,353	976,141
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	3M USD SOFR+	3.50%	0.00%	8.63%	4/3/2028	497,494	493,370	498,946
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	10.50%	12/22/2028	1,955,000	1,944,782	1,946,457
Nuvei Technologies Corp.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	8.35%	12/19/2030	2,073,029	2,058,029	2,074,335
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.85%	2/23/2029	2,454,830	2,371,898	2,315,985
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	2.25%	0.50%	7.50%	1/31/2030	929,383	905,926	933,556
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	5/2/2030	495,000	486,345	493,763
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	3.25%	0.00%	8.59%	3/17/2031	1,197,000	1,195,755	1,200,423
Pacific Gas & Electric	Utilities: Electric	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	7.75%	6/23/2027	250,000	249,297	250,730
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B4 (05/24)	Loan	1M USD SOFR+	2.50%	0.00%	7.75%	9/24/2028	972,562	969,935	972,806
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	10.33%	7/6/2028	941,176	935,248	863,529
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.06%	2/28/2030	2,471,225	2,449,026	2,482,345
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.85%	8/1/2029	2,962,462	2,619,094	2,750,764
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.00%	9.11%	3/31/2027	479,062	474,117	394,714
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	7.34%	7/18/2031	794,490	793,310	789,238
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	4.00%	0.50%	9.25%	2/28/2029	978,034	976,902	981,095
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+	3.25%	0.50%	8.76%	12/29/2028	1,467,134	1,463,277	1,424,426
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	8.10%	5/3/2029	980,000	976,649	982,862
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.10%	2/1/2028	5,208,834	5,199,099	5,091,635
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	6M USD SOFR+	4.00%	0.50%	9.56%	12/23/2028	2,943,624	2,890,193	1,961,925
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	9.36%	3/17/2028	3,879,773	3,860,466	3,888,269
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B (11/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.85%	12/1/2028	1,795,294	1,789,892	1,800,752
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	8.11%	3/13/2028	4,353,750	4,348,700	4,345,217
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.70%	4/21/2029	1,965,000	1,958,391	1,929,041
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan (04/24)	Loan	3M USD SOFR+	3.00%	0.75%	8.33%	12/29/2027	483,788	482,492	485,602
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	10.11%	2/12/2028	5,321,250	5,291,007	5,210,408
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.11%	12/15/2028	2,932,500	2,915,906	2,931,679

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.60%	10/14/2030	1,995,000	1,976,968	1,997,693
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	3M USD SOFR+	4.75%	0.50%	10.00%	5/16/2031	2,917,500	2,901,080	2,906,559
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	8.84%	12/28/2027	483,741	482,538	470,800
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	10.60%	7/20/2029	985,000	931,439	842,352
Propulsion (BC) Finco	Aerospace & Defense	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	9.08%	9/14/2029	746,212	739,185	747,764
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	10.00%	3/15/2030	468,141	467,239	465,997
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	2.75%	0.00%	8.08%	6/28/2030	1,241,247	1,232,291	1,240,080
QUEST BORROWER LIMITED	High Tech Industries	Term Loan (1/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.65%	2/1/2029	1,960,000	1,946,455	1,434,877
Quikrete Holdings, Inc.	Construction & Building	Quikrete 3/24 (2031)	Loan	1M USD SOFR+	2.50%	0.00%	7.75%	4/14/2031	997,500	995,095	998,976
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan (12/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.36%	6/21/2029	1,200,000	1,185,480	1,201,200
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	8.25%	6/21/2029	1,193,924	1,180,752	1,195,118
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	11.65%	5/15/2028	549,664	544,484	553,237
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	8.15%	5/15/2028	2,050,682	1,069,197	1,009,961
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+	3.75%	0.00%	9.07%	3/16/2030	2,468,750	2,393,051	2,464,751
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD SOFR+	3.00%	0.50%	8.36%	4/24/2028	972,500	971,632	931,169
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+	2.75%	0.50%	8.00%	2/17/2028	1,850,158	1,821,756	1,842,073
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.88%	7/15/2028	2,901,937	2,767,804	2,714,762
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	10.38%	7/15/2028	340,439	335,544	342,141
Resideo Funding Inc.	Services: Consumer	Term Loan B (05/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.28%	2/11/2028	674,488	674,133	676,174
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	12.10%	4/30/2027	1,958,313	1,958,313	1,806,544
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.86%	10/20/2028	3,409,843	3,406,428	3,135,999
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	7.10%	2/4/2027	1,057,311	1,057,311	1,060,747
Russell Investments US Inst’l Holdco, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+	5.00%	1.00%	10.25%	5/30/2027	5,748,878	5,736,129	5,022,048
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	9.10%	2/8/2028	2,912,819	2,879,951	2,598,642
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.75%	0.75%	8.00%	9/1/2027	1,455,934	1,447,849	1,460,782
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	10.44%	3/10/2028	2,421,181	2,384,525	2,403,022
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	7.09%	2/28/2030	493,750	490,670	494,984
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	9.11%	4/20/2028	1,297,546	1,293,920	1,292,680
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	8.32%	4/4/2029	492,500	491,808	490,102
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	3M USD SOFR+	3.00%	0.00%	8.25%	7/31/2031	987,500	980,180	988,320
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	7.08%	11/5/2028	500,000	499,272	502,770
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	9.11%	8/28/2028	1,945,000	1,939,928	1,306,807
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	7.09%	3/23/2030	1,260,861	1,256,054	1,259,285

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.85%	4/1/2029	511,646	508,530	514,844
Sotheby’s	Services: Business	Term Loan (7/21)	Loan	3M USD SOFR+	4.50%	0.50%	10.06%	1/15/2027	3,174,651	3,148,828	3,099,698
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+	3.25%	0.75%	8.59%	8/2/2030	1,950,000	1,944,437	1,952,750
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	9.60%	3/31/2028	1,945,000	1,934,196	1,886,650
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	9.60%	3/4/2028	2,902,500	2,893,119	2,456,966
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.11%	5/12/2028	2,269,091	2,267,193	2,267,684
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	7.31%	9/22/2028	415,250	412,897	416,654
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	11.08%	8/23/2029	4,284,976	4,226,728	3,899,328
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	3.75%	0.00%	9.08%	9/30/2030	1,246,875	1,229,981	1,238,085
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.75%	4/17/2028	487,500	487,162	488,212
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	9.11%	12/1/2028	975,000	968,696	973,781
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	4.25%	0.00%	9.50%	3/27/2031	498,750	493,886	502,865
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	9.61%	8/2/2028	2,150,579	2,080,124	2,150,579
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	9.51%	4/24/2028	2,432,469	2,431,935	2,375,841
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	10.08%	4/2/2029	984,957	977,435	982,494
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	8.11%	7/7/2028	975,000	973,834	975,000
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	1.00%	10.00%	3/13/2031	3,491,250	3,457,159	3,501,444
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	1M USD SOFR+	6.00%	0.00%	11.25%	5/25/2028	1,870,000	1,870,000	1,793,442
The Dun & Bradstreet Corporation	Services: Business	Term Loan (01/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.03%	1/18/2029	1,145,916	1,144,580	1,147,165
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.50%	11/15/2030	385,981	382,541	386,464
TIBCO Software Inc	High Tech Industries	Term Loan (3/24)	Loan	3M USD SOFR+	4.50%	0.50%	9.83%	3/24/2031	500,000	499,375	501,875
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+	5.50%	0.75%	11.08%	6/14/2028	3,200,528	2,839,678	2,928,483
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	8.61%	4/15/2028	2,296,247	2,175,803	2,299,117
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan (2/21)	Loan	3M USD SOFR+	3.50%	0.75%	9.09%	8/18/2027	-	3,395	-
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7 (02/24)	Loan	1M USD SOFR+	2.00%	0.50%	7.25%	12/1/2028	607,510	606,739	607,783
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD SOFR+	3.25%	0.50%	8.85%	3/31/2028	1,455,004	1,450,794	1,454,015
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	2.50%	0.00%	8.10%	3/10/2028	346,923	346,566	347,482
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.00%	4/4/2029	1,995,000	1,977,881	1,999,529

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	9.35%	11/2/2027	939,891	936,336	911,694
Uber Technologies, Inc.	Transportation: Consumer	Term Loan 2/23	Loan	3M USD SOFR+	2.75%	0.00%	8.09%	3/3/2030	392,938	392,073	394,368
Ultra Clean Holdings, Inc.	High Tech Industries	Term loan (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.75%	2/25/2028	1,249,372	1,245,946	1,253,283
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD SOFR+	4.00%	1.00%	9.58%	7/31/2026	496,815	484,461	492,622
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.86%	1/31/2029	2,415,600	2,412,837	2,340,861
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.58%	6/25/2029	245,000	239,412	241,786
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	10.48%	1/19/2029	2,306,722	2,253,639	2,224,834
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	3M USD SOFR+	7.75%	1.00%	13.03%	6/15/2030	1,284,849	1,284,111	1,238,273
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	9.33%	8/20/2025	1,346,600	1,345,165	1,212,707
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.75%	0.75%	8.00%	12/6/2030	977,625	974,960	980,763
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.75%	3/5/2029	2,952,318	2,898,449	2,751,442
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	7.61%	9/28/2028	2,753,864	2,748,805	2,753,864
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	12/20/2030	1,879,946	1,873,141	1,884,307
VM Consolidated, Inc.	Construction & Building	Term Loan B (01/24)	Loan	1M USD SOFR+	2.75%	0.00%	8.00%	3/24/2028	1,829,589	1,829,053	1,838,737
Vouvray US Finance LLC	High Tech Industries	Term Loan	Loan	1M USD SOFR+	6.00%	1.00%	11.25%	9/30/2025	463,750	463,750	480,561
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	7.60%	12/15/2028	493,734	486,123	494,968
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	First Lien TL I (01/24)	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	1/24/2031	1,250,000	1,249,979	1,250,388
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	9.26%	3/2/2028	2,751,011	2,742,871	2,764,766
WeddingWire, Inc.	Services: Consumer	Term Loan (09/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.75%	1/29/2028	4,796,901	4,795,317	4,802,897
WEX Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	7.25%	4/1/2028	2,909,811	2,904,166	2,917,609
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Windsor Holdings III TL	Loan	1M USD SOFR+	4.00%	0.00%	9.31%	8/1/2030	497,500	497,500	498,898
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	7.00%	5/24/2030	992,500	988,332	993,125
Xperi Corporation	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	3.00%	0.00%	8.34%	6/8/2028	1,906,238	1,903,614	1,909,822
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	9.50%	3/9/2027	977,500	962,949	906,221
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD SOFR+	3.25%	0.50%	8.89%	11/1/2028	1,857,011	1,849,307	1,850,344
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	7.56%	1/24/2031	1,450,394	1,449,269	1,452,656
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	10.51%	2/8/2028	1,970,000	1,896,997	1,973,704
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	7.27%	1/29/2029	487,500	486,880	487,193
TOTAL INVESTMENTS										$578,246,446	$554,083,144

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	25,684,819	$25,684,819	$25,684,819
Total cash and cash equivalents	25,684,819	$25,684,819	$25,684,819

(a) Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of August 31, 2024.

(b) As of August 31, 2024, the investment was in default and on non-accrual status.

(c) Investments include Payment-in-Kind Interest.

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M USD LIBOR - The 1-month USD LIBOR rate as of August 31, 2024 was 5.31%.

3M USD LIBOR - The 3-month USD LIBOR rate as of August 31, 2024 was 5.28%.

1M SOFR - The 1-month SOFR rate as of August 31, 2024 was 5.20%.

3M SOFR - The 3-month SOFR rate as of August 31, 2024 was 5.02%.

6M SOFR - The 6-month SOFR rate as of August 31, 2024 was 4.71%.

Prime - The Prime Rate as of August 31, 2024 was 8.50%.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of August 31, 2024, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of August 31, 2024 and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.3 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $5.1 million and $9.4 million, respectively.

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

For the three months ended August 31, 2024 and August 31, 2023, the Company earned $0.4 million and $0.4 million, respectively, of interest income related to SLF JV, which is included in interest income on control investments. For the six months ended August 31, 2024 and August 31, 2023, the Company earned $0.9 million and $0.9 million, respectively, of interest income related to SLF JV, which is included in interest income on control investments. As of August 31, 2024 and February 29, 2024, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the consolidated statements of assets and liabilities.

For the three months ended August 31, 2024 and August 31, 2023, the Company earned $0.9 million and $1.5 million, respectively, of dividend income related to SLF JV, which is included in dividend income on control investments. For the six months ended August 31, 2024 and August 31, 2023, the Company earned $2.2 million and $3.4 million, respectively, of dividend income related to SLF JV, which is included in dividend income on control investments. As of August 31, 2024 and February 29, 2024, $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the consolidated statements of assets and liabilities..

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of August 31, 2024 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

Note 6. Income Taxes

SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc.,, SIA-MDP, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies. In June 2024, SIA-MAC, Inc. and SIA-VR, Inc. were dissolved.

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

Deferred tax assets and liabilities, and related valuation allowance as of August 31, 2024 and February 29, 2024 were as follows:

	August 31, 2024	February 29, 2024
Total deferred tax assets	$1,775,324	$2,650,580
Total deferred tax liabilities	(4,522,183)	(3,901,995)
Valuation allowance on net deferred tax assets	(1,671,021)	(2,539,735)
Net deferred tax liability	$(4,417,880)	$(3,791,150)

As of August 31, 2024, the valuation allowance on deferred tax assets was $1.7 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended August 31, 2024 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.12 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended August 31, 2023 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and ($0.2) million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the six months ended August 31, 2024 includes $0.6 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.06 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the six months ended August 31, 2023 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and ($0.2) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three and six months ended August 31, 2024 and August 31, 2023:

	For the three months ended		For the six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Current
Federal	$-	$-	$-	$-
State	-	-		-
Net current expense	-	-	-	-
Deferred
Federal	268,114	(23,832)	590,581	(38,741)
State	12,993	7,708	36,150	8,680
Net deferred expense	281,107	(16,124)	626,731	(30,060)
Net tax provision	$281,107	$(16,124)	$626,731	$(30,060)

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

For the three months ended August 31, 2024 and August 31, 2023, the Company incurred $4.8 million and $4.8 million in base management fees, respectively. For the three months ended August 31, 2024 and August 31, 2023, the Company incurred $4.6 million and $3.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2024 and August 31, 2023, the Company accrued an expense (benefit) of ($0.0) million and ($0.8) million in incentive fees related to capital gains.

For the six months ended August 31, 2024 and August 31, 2023, the Company incurred $9.7 million and $9.4 million in base management fees, respectively. For the six months ended August 31, 2024 and August 31, 2023, the Company incurred $8.1 million and $6.5 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2024 and August 31, 2023, the Company accrued an expense (benefit) of ($0.0) million and ($3.9) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2024, the base management fees accrual was $4.8 million and the incentive fees accrual was $4.6 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2024, the base management fees accrual was $5.0 million and the incentive fees accrual was $3.2 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders, with the most renewal occurring on July 8, 2024. Since its inception the amount of expenses payable or reimbursable by the Company under the Administration Agreement has been subject to a cap that is reviewed annually in connection with the renewal of the Administration Agreement. Most recently, on August 1, 2024, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $4.3 million to $5.0 million, effective August 1, 2024. The Company’s board of directors will continue to assess the cap on payment or reimbursement of expenses on an annual basis.

For the three months ended August 31, 2024 and August 31, 2023, the Company recognized $1.1 million and $0.9 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. For the six months ended August 31, 2024 and August 31, 2023, the Company recognized $2.2 million and $1.8 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of August 31, 2024 and February 29, 2024, $0.8 million and $0.5 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

In conjunction with the third refinancing and issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to receive an incentive management fee from Saratoga CLO. See Note 4. Investment in Saratoga CLO for additional information.

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

On June 10, 2024, the Company completed its fifth refinancing of the Saratoga CLO. This refinancing, among other things, did not extend the Saratoga CLO reinvestment period nor extend its legal maturity, while adjusting the interest rate of two of the existing Notes. The Issuer issued $422.5 million of notes, consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

For the three months ended August 31, 2024 and August 31, 2023, the Company recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2024 and August 31, 2023, the Company recognized management fee income of $1.6 million and $1.6 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2024 and August 31, 2023, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of August 31, 2024, the Company’s investment in the SLF JV had a fair value of $21.4 million, consisting of an unsecured loan of $16.3 million and membership interest of $5.1 million. For the three months ended August 31, 2024, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of August 31, 2024. For the three months ended August 31, 2023, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of August 31, 2023. For the three months ended August 31, 2024, the Company had $0.9 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities as of August 31, 2024. For the three months ended August 31, 2023, the Company had $1.5 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities and Liabilities as of August 31, 2023.

For the six months ended August 31, 2024, the Company had $0.9 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of August 31, 2024. For the six months ended August 31, 2023, the Company had $0.9 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of August 31, 2023. For the six months ended August 31, 2024, the Company had $2.2 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities as of August 31, 2024. For the six months ended August 31, 2023, the Company had $3.4 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities as of August 31, 2023.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 159.6% as of August 31, 2024 and 161.1% as of February 29, 2024.

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

As of August 31, 2024 and February 29, 2024, there were $32.5 million and $35.0 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended August 31, 2024 and August 31, 2023, we recorded $0.8 million and $0.9 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2024 and August 31, 2023, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.89% and 9.75%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $32.5 million and $35.0 million, respectively.

For the six months ended August 31, 2024 and August 31, 2023, we recorded $1.7 million and $2.0 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2024 and August 31, 2023, we recorded $0.2 million and $0.2 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.89% and 9.56%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $33.6 million and $40.9 million, respectively.

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

Our borrowing base under the Encina Credit Facility is $88.3 million subject to the Encina Credit Facility cap of $65.0 million at August 31, 2024. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2024 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

The Live Oak Credit Facility originally provided for borrowings in U.S. dollars in an aggregate amount of up to $50.0 million. During the first two years following the closing date, SIF III may request one or more increases in the commitment amount from $50.0 million to an amount not to exceed $150.0 million, subject to certain terms and conditions and a customary fee. The terms of the Live Oak Credit Agreement require a minimum drawn amount of $12.5 million at all times during the period ending March 27, 2025 and, thereafter, the greater of: (i) $25.0 million and (ii) 50% of the facility amount in effect at such time. The Live Oak Credit Facility matures on March 27, 2027. Advances are available during the term of the Live Oak Credit Facility and must be repaid in full at maturity. SIF III may request an extension of the maturity date by an additional one year, subject to the agreement of the lenders and an extension fee.

On June 14, 2024, the Company entered into the first amendment to the Live Oak Credit Agreement (the “Amendment”). The Amendment, among other things:

●	increased the borrowings available under the Live Oak Credit Facility from up to $50.0 million to up to $75.0 million, subject to a borrowing base requirement;

●	added new lenders (as identified in the Amendment) to the Live Oak Credit Agreement;

●	replaced administrative agent approval with “Required Lender” (as defined in the Live Oak Credit Agreement) approval with respect to certain matters;

●	replaced Required Lender approval with 100% lender approval with respect to certain matters; and

●	changed the definition of Required Lender to require the approval of at least two unaffiliated lenders.

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

As of August 31, 2024 there was $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended August 31, 2024, we recorded $0.5 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2024, we recorded $0.1 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 9.56%, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $19.0 million.

For the six months ended August 31, 2024, we recorded $0.8 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2024, we recorded $0.1 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 9.54%, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $16.0 million.

Our borrowing base under the Live Oak Credit Facility is $87.9 million subject to the Live Oak Credit Facility cap of $75.0 million at August 31, 2024. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2024 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

The Company’s wholly owned subsidiaries, SBIC II LP and SBIC III LP, received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provide up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. The Company’s wholly owned subsidiary, SBIC LP, repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

The SBIC Subsidiaries are able to borrow funds from the SBA against each SBIC’s regulatory capital (which generally approximates equity capital in the respective SBIC). The SBIC Subsidiaries are subject to customary regulatory requirements including but not limited to, a periodic examination by the SBA and requirements to maintain certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the SBIC Subsidiaries will receive SBA-guaranteed debenture funding, which is dependent upon the SBIC Subsidiaries complying with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to each SBIC Subsidiary’s assets over the Company’s stockholders and debtholders in the event that the Company liquidates such SBIC Subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC Subsidiary upon an event of default.

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

As of August 31, 2024, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $66.7 million, respectively, and have $214.0 million in SBA-guaranteed debentures outstanding, of which $175.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

As noted above, as of August 31, 2024, there was $214.0 million of SBA debentures outstanding and as of February 29, 2024, there was $214.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $1.8 million and $1.5 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0.2 million and $0.3 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2024 and August 31, 2023 on the outstanding borrowings of the SBA debentures was 3.34% and 2.90%, respectively. During the three months ended August 31, 2024 and August 31, 2023, the average dollar amount of SBA debentures outstanding was $214.0 million and $202.6 million, respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $3.6 million and $2.9 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $0.5 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2024 and August 31, 2023 on the outstanding borrowings of the SBA debentures was 3.35% and 2.89%, respectively. During the six months ended August 31, 2024 and August 31, 2023, the average dollar amount of SBA debentures outstanding was $214.0 million and $202.3 million, respectively.

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

As of August 31, 2024, the total 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 7.75% 2025 Notes was $5.0 million and $5.0 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

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

As of August 31, 2024, the total 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.4 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $14.2 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $0.5 million and $0.5 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

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

As of August 31, 2024, the total 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $166.1 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $163.4 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.1 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.06 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $3.8 million and $3.8 million, respectively, of interest expense, $0.3 million and $0.4 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.1 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

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

As of August 31, 2024, the total 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $68.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.09 million, respectively, of amortization of deferred financing costs and $0.03 million and $0.03 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.06 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

As of August 31, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $101.9 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $3.2 million and $3.2 million, respectively, of interest expense, $0.4 million and $0.4 million, respectively, of amortization of deferred financial costs and $0.02 million and $0.02 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

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

As of August 31, 2024, the total of the 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $11.8 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense, $0.03 million and $0.00 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $0.4 million and $0.4 million, respectively, of interest expense, $0.07 million and $0.06 million, respectively, of amortization of deferred financial costs and $0.06 million and $0.05 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

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

As of August 31, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.5 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $1.8 million and $1.8 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

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

As of August 31, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.8 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.8 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $2.5 million and $2.5 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million respectively.

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

As of August 31, 2024, the total 8.75% 2025 Notes outstanding was $20.0 million. The 8.75% 2025 Notes are not listed. The carrying amount of the outstanding 8.75% 2025 Notes had a fair value of $20.1 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.75% 2025 Notes was $20.0 million and $20.1 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0.4 million and $0.4 million, respectively, of interest expense, $0.03 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.2 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023 the average dollar amount of 8.75% 2025 Notes outstanding was $20.0 million and $20.0 million respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $0.9 million and $0.7 million, respectively, of interest expense, $0.05 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.05 million and $0.3 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023 the average dollar amount of 8.75% 2025 Notes outstanding was $20.0 million and $15.0 million respectively.

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

As of August 31, 2024, the total 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of August 31, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the three months ended August 31, 2024 and August 31, 2023, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2024 and August 31, 2023 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million respectively.

For the six months ended August 31, 2024 and August 31, 2023, the Company recorded $2.4 million and $1.9 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2024 and August 31, 2023 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $42.9 million respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)

Credit Facility with Encina Lender Finance, LLC
Fiscal year 2025 (as of August 31, 2024)	$32,500	$1,596	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2025 (as of August 31, 2024)	$20,000	$1,596	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2025 (as of August 31, 2024)	$20,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2025 (as of August 31, 2024)	$12,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.75% Notes due 2025
Fiscal year 2025 (as of August 31, 2024)	$5,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2025 (as of August 31, 2024)	$175,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2025 (as of August 31, 2024)	$75,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2025 (as of August 31, 2024)	$105,500	$1,596	-	$24.18	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2025 (as of August 31, 2024)	$15,000	$1,596	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2025 (as of August 31, 2024)	$46,000	$1,596	-	$25.11	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2025 (as of August 31, 2024)	$60,375	$1,596	-	$25.20	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2025 (as of August 31, 2024)	$57,500	$1,596	-	$25.34	(16)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(16)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.
(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.
(3)	Total amount of senior securities outstanding at the end of the period presented.
(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.
(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(6)	Not applicable for credit facility because not registered for public trading.
(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.
(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.
(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.
(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.
(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.
(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.
(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.
(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.
(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.
(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2024:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	20,000	-	20,000	-	-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$837,875	$25,000	$420,000	$178,875	$214,000

Off-Balance Sheet Arrangements

As of August 31, 2024 and February 29, 2024, the Company’s off-balance sheet arrangements consisted of $132.1 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2024 and February 29, 2024 is shown in the table below (dollars in thousands):

	August 31, 2024	February 29, 2024
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000	-
Davisware, LLC	1,000	-
Granite Comfort, LP	-	750
JDXpert	4,500	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,200	1,898
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	3,750	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$83,748	$77,696

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,902	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	2,000
BQE Software, Inc.	3,250	3,250
C2 Educational Systems	-	3,000
Davisware, LLC	2,000	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	2,500	2,500
Granite Comfort, LP	11,637	11,637
Inspect Point Holding, LLC	1,500	1,500
Pepper Palace, Inc. - Revolver	800	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	15,319	15,319
Zollege PBC	-	150
	48,390	54,733
Total	$132,138	$132,429

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2024, the Company had cash and cash equivalents of $84.4 million, $32.5 million in available borrowings under the Encina Credit Facility, and $55.0 million in available borrowings under the Live Oak Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee of the board of directors receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended August 31, 2024 and August 31, 2023, the Company incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2024 and August 31, 2023, the Company incurred $0.2 million and $0.2 million for directors’ fees and expenses, respectively. As of August 31, 2024 and February 29, 2024, $0.1 million and $0.0 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2024, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of August 31, 2024, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and six months ended August 31, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of August 31, 2024, the Company sold 6,543,878 shares for gross proceeds of $172.5 million at an average price of $26.37 for aggregate net proceeds of $171.0 million (net of transaction costs). During the three and six months ended August 31, 2024, the Company did not sell any shares under the ATM Program.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

				Total
	Common Stock		Capital in Excess	Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offfering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,327	2,327
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779,040)	779,040	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Stock dividend distribution	45,490	45	987,527	-	987,572
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082
Increase (Decrease) from Operations:
Net investment income	-	-	-	18,197,398	18,197,398
Net realized gain (loss) from investments	-	-	-	(33,448,727)	(33,448,727)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	28,728,155	28,728,155
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(159,187)	(159,187)
Decrease from Shareholder Distributions:
Distributions of investment income – net	-	-	-	(10,137,233)	(10,137,233)
Capital Share Transactions:
Stock dividend distribution	46,803	47	1,018,307	-	1,018,354
Balance at August 31, 2024	13,745,769	$13,746	$373,087,033	$(1,046,937)	$372,053,842

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and six months ended August 31, 2024 and August 31, 2023 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net increase (decrease) in net assets resulting from operations	$13,318	$7,896	$19,928	$7,683
Weighted average common shares outstanding	13,726,142	12,158,440	13,704,759	12,011,180
Weighted average earnings (loss) per common share	$0.97	$0.65	$1.45	$0.64

Note 13. Dividend

On August 22, 2024, the Company declared a dividend of $0.74 per share payable on September 26, 2024, to common stockholders of record on September 11, 2024. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

The following table summarizes dividends declared for the six months ended August 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 22, 2024	September 11, 2024	September 26, 2024	$0.74	$10,172
May 23, 2024	June 13, 2024	June 27, 2024	0.74	10,137
Total dividends declared			$1.48	$20,309

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 14, 2023	September 14, 2023	September 28, 2023	$0.71	$9,287
May 22, 2023	June 13, 2023	June 29, 2023	0.70	8,352
Total dividends declared			$1.41	$17,639

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2024 and August 31, 2023:

Per share data	August 31, 2024	August 31, 2023
Net asset value at beginning of period	$27.12	$29.18
Net investment income(1)	2.37	2.49
Net realized and unrealized gain and losses on investments(1)	(0.92)	(1.84)
Realized losses on extinguishment of debt	-	(0.01)
Net increase in net assets resulting from operations	1.45	0.64
Distributions declared from net investment income	(1.47)	(1.39)
Total distributions to stockholders	(1.47)	(1.39)
Issuance of common stock at net asset value (2)	-	(0.21)
Capital contribution from Manager for the issuance of common stock (14)	-	0.23
Repurchases of common stock(3)	-	0.04
Dilution(4)	(0.03)	(0.05)
Net asset value at end of period	$27.07	$28.44
Net assets at end of period	$372,053,842	$362,078,755
Shares outstanding at end of period	13,745,769	12,729,781
Per share market value at end of period	$23.57	$25.85
Total return based on market value(5)(6)	6.70%	(0.69)%
Total return based on net asset value(5)(7)	6.68%	3.15%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	19.60%	17.80%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	8.16%	7.76%
Ratio of incentive management fees to average net assets(5)	2.20%	0.74%
Ratio of interest and debt financing expenses to average net assets(9)	13.99%	13.75%
Ratio of total expenses and income taxes to average net assets*(8)	24.35%	22.25%
Portfolio turnover rate(5)(10)	3.84%	1.63%
Asset coverage ratio per unit(11)	1,596	1,597
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.18	$23.31
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.11	$24.92
8.125% Notes Payable 2027	$25.20	$24.93
8.50% Notes Payable 2028	$25.34	$25.03

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.
(14)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended August 31, 2024.

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

OVERVIEW

We are a Maryland corporation that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, to the extent we invest in private equity funds, we will limit our investments in entities that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which includes private equity funds, to no more than 15.0% of our net assets. We have elected and qualified to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. Our wholly owned subsidiary SBIC LP repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

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

On June 10, 2024, the Company completed its fifth refinancing of the Saratoga CLO. This refinancing, among other things, did not extend the Saratoga CLO reinvestment period nor extend its legal maturity, while adjusting the interest rate of two of the existing Notes. The Issuer issued $422.5 million of notes (the “2013-1 2024 Reset CLO Notes”), consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

We have formed a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a senior secured revolving credit facility with Encina Lender Finance, LLC (“Encina”), supported by loans held by SIF II and pledged to Encina under the credit facility (the “Encina Credit Facility). The Encina Credit Facility closed on October 4, 2021. During the first two years following the closing date, SIF II may request an increase in the commitment amount under the Encina Credit Facility to up to $75.0 million. The terms of the Encina Credit Facility require a minimum drawn amount of $12.5 million at all times during the first six months following the closing date, which increases to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. The term of the Encina Credit Facility is three years. Advances under the Encina Credit Facility bear interest at a floating rate per annum equal to LIBOR plus 4.0%, with LIBOR having a floor of 0.75%, with customary provisions related to our and Encina’s selection of a replacement benchmark rate. Concurrently with the closing of the Encina Credit Facility, all remaining amounts outstanding on our existing revolving credit facility with Madison Capital Funding, LLC were repaid and the facility was terminated. On January 27, 2023, among other things, the borrowings available under the Encina Credit Facility was increased from up to $50.0 million to up to $65.0 million, the underlying benchmark rate used to compute interest changed from LIBOR to Term SOFR for one-month tenor plus a 0.10% credit spread adjustment; the applicable effective margin rate on borrowings increased from 4.00% to 4.25% and the maturity date was extended from October 4, 2024 to January 27, 2026.

We have formed a wholly owned special purpose entity, Saratoga Investment Funding III LLC, a Delaware limited liability company (“SIF III”), for the purpose of entering into a senior secured revolving credit facility with Live Oak Banking Company (“Live Oak”), supported by loans held by SIF III and pledged to Live Oak under the credit facility (the “Live Oak Credit Facility). The Live Oak Credit Facility closed on March 27, 2024. During the first two years following the closing date, SIF III may request an increase in the commitment amount under the Live Oak Credit Facility to up to $150.0 million. The terms of the Live Oak Credit Facility require a minimum drawn amount of $12.5 million at all times during the period ending March 27, 2025, which increases to the greater of $25.0 million or 50% of the facility amount in effect at any time thereafter. The term of the Live Oak Credit Facility is three years. Advances under the Live Oak Credit Facility bear interest at a floating rate per annum equal to Adjusted Term SOFR plus an applicable margin between 3.50% and 4.25% based on the Live Oak Credit Facility’s utilization. On June 14, 2024, the Live Oak Credit Facility was amended to, among other things: (i) increase the borrowings available under the Live Oak Credit Facility from up to $50.0 million to up to $75.0 million, subject to a borrowing base requirement; (ii) add new lenders to the Live Oak Credit Agreement; (iii) replace administrative agent approval with “Required Lender” (as defined in the Live Oak Credit Agreement) approval with respect to certain matters; (iv) replace Required Lender approval with 100% lender approval with respect to certain matters; and (v) change the definition of Required Lender to require the approval of at least two unaffiliated lenders.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provides $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of August 31, 2024 our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 29, 2024, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of August 31, 2024 and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.3 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $5.1 million and $9.4 million, respectively.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of August 31, 2024 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

On June 10, 2024, the Company completed its fifth refinancing of the Saratoga CLO. This refinancing, among other things, did not extend the Saratoga CLO reinvestment period nor extend its legal maturity, while adjusting the interest rate of two of the existing Notes. The Issuer issued $422.5 million of notes, consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this quarterly report. The Company is still assessing the impact of the new guidance.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2024	February 29, 2024
	($ in millions)
Number of investments(1)	133	139
Number of portfolio companies(2)	50	55
Average investment per portfolio company(2)	$20.3	$20.1
Average investment size(1)	$7.8	$8.1
Weighted average maturity(3)	2.2 yrs	2.5 yrs
Number of industries (5)	41	43
Non-performing or delinquent investments (fair value)	$2.5	$18.9
Fixed rate debt (% of interest earning portfolio)(3)	$8.4(0.9)%	$5.5(0.5)%
Fixed rate debt (weighted average current coupon)(3)	7.8%	15.0%
Floating rate debt (% of interest earning portfolio)(3)	$909.4(99.1)%	$997.9(99.5)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	7.5%	7.5%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.
(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the three months ended August 31, 2024, we invested $2.6 million in new and existing portfolio companies and had $60.1 million in aggregate amount of exits and repayments resulting in net investments of $(57.5) million for the period. During the three months ended August 31, 2023, we invested $27.4 million in new and existing portfolio companies and had $6.0 million in aggregate amount of exits and repayments resulting in net repayments of $21.4 million for the period.

During the six months ended August 31, 2024, we invested $41.9 million in new and existing portfolio companies and had $135.8 million in aggregate amount of exits and repayments resulting in net investments of $(93.9) million for the period. During the six months ended August 31, 2023, we invested $167.3 million in new and existing portfolio companies and had $17.1 million in aggregate amount of exits and repayments resulting in net repayments of $150.2 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2024: and February 29, 2024: at fair value was as follows:

	August 31, 2024		February 29, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	85.2%	12.3%	85.7%	12.6%
Second lien term loans	2.5	18.0	1.6	5.1
Unsecured term loans	1.6	10.8	1.4	11.1
Structured finance securities	2.2	13.3	2.7	10.3
Equity interests	8.5	-	8.6	-
Total	100.0%	11.5%	100.0%	11.4%

At August 31, 2024, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $5.8 million and constituted 0.6% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2024 and February 29, 2024, was composed of $586.3 million and $640.8 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2024, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

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

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2024, $547.3 million or 98.8% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investment was in default with a fair value of $0.06 million. At February 29, 2024, $603.0 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.3 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2024 and February 29, 2024 was as follows:

Saratoga Investment Corp.

	August 31, 2024		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$931,580	89.6%	$1,000,298	87.8%
Yellow	-	-	12,643	1.1
Red	2,511	0.2	6,273	0.6
N/A(1)	106,621	10.2	119,580	10.5
Total	$1,040,712	100.0%	$1,138,794	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at August 31, 2024 and February 29, 2024 was as follows:

Saratoga CLO

	August 31, 2024		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$489,113	88.3%	$560,384	92.2%
Yellow	58,196	10.5	42,580	7.0
Red	4,992	0.9	3,568	0.6
N/A(1)	1,782	0.3	1,020	0.2
Total	$554,083	100.0%	$607,552	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2024 and February 29, 2024:

Saratoga Investment Corp.

	August 31, 2024		February 29, 2024
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Software	$121,615	11.9%	$120,500	10.8%
Healthcare Services	68,734	6.6	51,094	4.5
Consumer Services	60,276	5.8	64,689	5.7
HVAC Services and Sales	59,214	5.7	59,208	5.2
Real Estate Services	52,236	5.0	52,350	4.6
Education Software	46,425	4.5	45,579	4.0
IT Services	43,000	4.1	78,422	6.9
Dental Practice Management	34,657	3.3	40,235	3.5
Mental Healthcare Services	33,807	3.2	37,377	3.3
Restaurant	31,474	3.0	22,580	2.0
Health/Fitness Franchisor	31,444	3.0	32,032	2.8
Talent Acquisition Software	27,457	2.6	26,896	2.4
Financial Services	26,477	2.5	26,276	2.3
Research Software	26,346	2.5	26,255	2.3
Education Services	25,770	2.5	25,819	2.3
Architecture & Engineering Software	25,755	2.5	25,247	2.2
Association Management Software	25,365	2.4	24,089	2.1
Direct Selling Software	24,242	2.3	24,073	2.1
Structured Finance Securities(1)	23,297	2.2	30,626	2.7
Mentoring Software	22,212	2.1	22,069	1.9
Investment Fund	21,407	2.1	25,222	2.2
Hospitality/Hotel	20,489	2.0	41,447	3.6
Insurance Software	20,155	1.9	19,821	1.7
Roofing Contractor Software	19,005	1.8	19,014	1.7
Marketing Orchestration Software	18,346	1.8	18,420	1.6
Corporate Education Software	17,452	1.7	18,026	1.6
Non-profit Services	16,418	1.6	16,267	1.4
Employee Collaboration Software	16,136	1.6	14,150	1.2
Lead Management Software	11,641	1.1	12,120	1.1
Alternative Investment Management Software	11,525	1.1	10,779	0.9
Field Service Management	11,488	1.1	10,708	0.9
Fire Inspection Business Software	10,156	1.0	9,916	0.9
Financial Services Software	10,007	1.0	9,916	0.9
Industrial Products	8,543	0.8	9,095	0.8
Office Supplies	5,174	0.5	7,181	0.6
Veterinary Services	4,684	0.5	4,753	0.4
Staffing Services	3,632	0.3	3,288	0.3
Cyber Security	3,189	0.3	2,826	0.2
Specialty Food Retailer	1,461	0.1	2,489	0.2
Facilities Maintenance	-	-	231	0.0
Healthcare Supply	-	-	-	-
Sports Management	-	-	27,000	2.4
Legal Software	-	-	20,709	1.8
Total	$1,040,711	100.0%	$1,138,794	100.0%

(1)	As of August 31, 2024 and February 29, 2024, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2024 and February 29, 2024:

Saratoga CLO

	August 31, 2024		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$109,220	19.7%	$116,253	19.0%
Services: Business	55,645	10.0	65,524	10.8
High Tech Industries	47,807	8.6	50,996	8.4
Healthcare & Pharmaceuticals	35,115	6.3	40,453	6.7
Services: Consumer	29,264	5.3	30,433	5.0
Chemicals, Plastics, & Rubber	26,952	4.9	30,219	5.0
Retail	23,205	4.2	26,339	4.3
Telecommunications	22,436	4.0	22,718	3.7
Media: Advertising, Printing & Publishing	19,946	3.6	20,265	3.3
Hotel, Gaming & Leisure	19,419	3.5	20,217	3.3
Automotive	18,083	3.3	20,007	3.3
Consumer goods: Durable	15,287	2.8	17,555	2.9
Containers, Packaging & Glass	15,013	2.7	17,138	2.8
Construction & Building	14,579	2.6	16,663	2.7
Beverage, Food & Tobacco	14,351	2.6	13,150	2.2
Aerospace & Defense	10,657	1.9	13,068	2.2
Media: Broadcasting & Subscription	10,265	1.9	10,778	1.8
Consumer goods: Non-durable	10,047	1.8	10,698	1.8
Media: Diversified & Production	8,312	1.5	10,390	1.7
Transportation: Cargo	7,615	1.4	8,890	1.5
Utilities: Oil & Gas	6,892	1.2	8,046	1.3
Wholesale	6,622	1.2	7,255	1.2
Capital Equipment	4,790	0.9	5,694	0.9
Transportation: Consumer	4,573	0.8	4,720	0.8
Metals & Mining	4,207	0.8	4,256	0.7
Energy: Oil & Gas	3,333	0.6	4,024	0.7
Forest Products & Paper	3,066	0.6	3,592	0.6
Environmental Industries	2,698	0.5	3,120	0.5
Energy: Electricity	2,439	0.4	2,855	0.5
Utilities: Electric	2,245	0.4	2,234	0.4
Total	$554,083	100.0%	$607,550	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2024 and February 29, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2024		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$314,523	30.2%	$264,966	23.3%
Southeast	308,371	29.6	308,590	27.1
West	174,074	16.7	233,791	20.5
Northeast	124,523	12.0	144,562	12.7
Southwest	61,458	5.9	111,911	9.8
Other(1)	57,762	5.6	74,974	6.6
Total	$1,040,711	100.0%	$1,138,794	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the three and six months ended August 31, 2024 and August 31, 2023 was as follows:

	For the three months ended		For the six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	($ in thousands)
Total investment income	$43,003	$35,514	$81,682	$70,146
Total operating expenses	24,806	21,549	49,149	40,222
Net investment income	18,197	13,965	32,533	29,924
Net realized gain (loss) from investments	(33,449)	-	(54,644)	91
Net change in unrealized appreciation (depreciation) on investments	28,728	(5,738)	42,660	(22,060)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(158)	(221)	(621)	(162)
Realized losses on extinguishment of debt	-	(110)	-	(110)
Net increase (decrease) in net assets resulting from operations	$13,318	$7,896	$19,928	$7,683

Investment income

The composition of our investment income for three and six months ended August 31, 2024 and August 31, 2023 was as follows:

	For the three months ended		For the six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	($ in thousands)
Interest from investments	$39,365	$32,333	$73,672	$61,891
Interest from cash and cash equivalents	1,671	539	2,296	1,343
Management fee income	792	817	1,597	1,634
Dividend Income	1,078	1,632	2,625	3,473
Structuring and advisory fee income	35	45	446	1,474
Other income	62	148	1,046	331
Total investment income	$43,003	$35,514	$81,682	$70,146

For the three months ended August 31, 2024, total investment income increased $7.5 million, or 21.1%, to $43.0 million from $35.5 million for the three months ended August 31, 2023. Interest income from investments increased $7.0 million, or 21.7%, to $39.4 million for the three months ended August 31, 2024 from $32.3 million for the three months ended August 31, 2023. Interest income from investments primarily increased due to the increase of the weighted average current yield on investments to 11.5% at August 31, 2024, up from 11.3% at August 31, 2023, mainly resulting from the recognition of $7.9 million interest income related to our Knowland investment that was previously on non-accrual.

For the six months ended August 31, 2024, total investment income increased $11.5 million, or 16.4%, to $81.7 million from $70.1 million for the six months ended August 31, 2023. Interest income from investments increased $11.8 million, or 19.0%, to $73.7 million for the six months ended August 31, 2024 from $61.9 million for the six months ended August 31, 2023. Interest income from investments primarily increased due to the increase of the weighted average current yield on investments to 11.5% as of August 31, 2024, up from 11.3% at August 31, 2023, mainly resulting from the recognition of $7.9 million interest income related to our Knowland investment that was previously on non-accrual.

For the three and six months ended August 31, 2024 and August 31, 2023, total PIK income was $1.9 million and $0.9 million, respectively and $2.5 million and $1.3 million, respectively. The increase in both periods primarily related to the recognition of PIK income on our Knowland investment that was previously on non-accrual.

For the three months ended August 31, 2024 and August 31, 2023, interest from cash and cash equivalents was $1.7 million and $0.5 million, respectively. The increase of $1.2 million for the quarter ended August 31, 2024 was due to increased cash and cash equivalents balances during this period as compared to last year, resulting from numerous repayments received during the quarter.

For the six months ended August 31, 2024 and August 31, 2023, interest from cash and cash equivalents was $2.3 million and $1.3 million, respectively. The increase of $1.0 million for the quarter ended August 31, 2024 was due to increased cash and cash equivalents balances during this period as compared to last year, resulting from numerous repayments received during the six months period.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2024 and August 31, 2023, total management fee income was $0.8 million and $0.8 million, respectively. For the six months ended August 31, 2024 and August 31, 2023, total management fee income was $1.6 million and $1.6 million, respectively.

For the three and six months ended August 31, 2024 and August 31, 2023, total dividend income was $1.1 million and $1.6 million, respectively and $2.6 million and $3.5 million respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects lower dividend income received on our membership interest in SLF JV during the three and six months ended August 31, 2024 as compared to the three and six months ended August 31, 2023.

For the three and six months ended August 31, 2024 and August 31, 2023, total structuring and advisory fee income was $0.0 million and $0.0 million, respectively and $0.0 million and $1.5 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and six months ended August 31, 2024 and August 31, 2023, other income was $0.1 million and $0.1 million, respectively $1.0 million and $0.3 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2024 and August 31, 2023 was as follows:

	For the three months ended		For the six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	($ in thousands)
Interest and debt financing expenses	$13,129	$12,414	$26,091	$24,106
Base management fees	4,766	4,841	9,749	9,405
Incentive management fees expense (benefit)	4,550	2,481	8,135	2,585
Professional fees	126	487	1,125	972
Administrator expenses	1,133	904	2,208	1,723
Insurance	78	81	155	164
Directors fees and expenses	80	111	193	200
General & administrative and other expenses	822	467	1,431	1,298
Income tax expense (benefit)	122	(237)	62	(231)
Total operating expenses	$24,806	$21,549	$49,149	$40,222

For the three months ended August 31, 2024, total operating expenses increased $3.3 million, or 15.1%, compared to the three months ended August 31, 2023. For the six months ended August 31, 2024, total operating expenses increased $8.9 million, or 22.2%, compared to the three months ended August 31, 2023.

For the three months ended August 31, 2024, interest and debt financing expenses increased $0.7 million, or 5.8%, compared to the three months ended August 31, 2023. The increase is primarily attributable to an increase of 3.4% in average outstanding debt from $809.0 million for the three months ended August 31, 2023 to $836.9 million for the three months ended August 31, 2024.

For the six months ended August 31, 2024, interest and debt financing expenses increased $2.0 million, or 8.2%, compared to the six months ended August 31, 2023. The increase is primarily attributable to an increase of 5.0% in average outstanding debt from $795.0 million for the six months ended August 31, 2023 to $835.0 million for the six months ended August 31, 2024.

For the three and six months ended August 31, 2024 and August 31, 2023, the weighted average interest rate on our outstanding indebtedness was 6.06% and 6.01%, respectively and 6.06% and 5.66%, respectively. The increase in weighted average interest rate was primarily driven by the issuance of higher rate borrowings over the past year, primarily last year, reflecting the increase in base rates in the market at that time.

As of August 31, 2024 and February 29, 2024, the SBA debentures represented 25.5% and 26.1% of overall debt, respectively.

For the three months ended August 31, 2024, base management fees decreased $0.07 million, or 1.5%, from $4.8 million to $4.8 million compared to the three months ended August 31, 2023. The decrease in base management fees results from the 1.8% decrease in the average value of our total assets, less cash and cash equivalents, from $1,100.5 million for the three months ended August 31, 2023 to $1,080.6 million for the three months ended August 31, 2024.

For the six months ended August 31, 2024, base management fees increased $0.3 million, or 3.7%, from $9.7 million to $9.4 million compared to the six months ended August 31, 2023. The increase in base management fees results from the 3.4% increase in the average value of our total assets, less cash and cash equivalents, from $1,069.0 million for the six months ended August 31, 2023 to $1,105.1 million for the six months ended August 31, 2024.

For the three months ended August 31, 2024, incentive management fees increased $2.1 million, or 83.4%, compared to the three months ended August 31, 2023. The incentive fee on income increased from $3.3 million to $4.6 million for the three months ended August 31, 2023 and 2024, respectively, reflecting the increase in net investment income during the three months ended August 31, 2024 as compared to the three months ended August 31, 2023. The incentive fee on capital gains decreased from a $(0.8) million benefit for the three months ended August 31, 2023 to a $(0.9) million benefit for the three months ended August 31, 2024, reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the six months ended August 31, 2024, incentive management fees increased $5.6 million, or 214.7%, compared to the six months ended August 31, 2023. The incentive fee on income increased from $6.5 million to $8.1 million for the six months ended August 31, 2023 and 2024, respectively, reflecting the increase in net investment income during the six months ended August 31, 2024 as compared to the six months ended August 31, 2023. The incentive fee on capital gains increased from a $(3.9) million benefit for the six months ended August 31, 2023 to a $(3.7) million benefit for the six months ended August 31, 2024, reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three months ended August 31, 2024, professional fees decreased $0.4 million, or 74.1%, from $0.5 million for the three months ended August 31, 2024 to $0.1 million for the three months ended August 31, 2023.

For the six months ended August 31, 2024, professional fees increased $0.2 million, or 15.7%, from $1.0 million for the six months ended August 31, 2024 to $1.1 million for the six months ended August 31, 2023.

For the three and six months ended August 31, 2024, administrator expenses increased $0.2 million, or 25.3% and $0.5 million, or 28.2%, respectively compared to the three and six months ended August 31, 2023, reflecting the contractual changes to the administrator agreement cap.

For the three and six months ended August 31, 2024, general and administrative expenses increased $0.4 million, or 75.9% and $0.1 million, or 10.2%, respectively compared to the three and six months ended August 31, 2023.

As discussed above, the increase in interest and debt financing expenses for the three months ended August 31, 2024 compared to the three months ended August 31, 2023 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. For the three months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding under the Encina Credit Facility was $32.5 million and $35.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.89% and 9.75%, respectively. For the three months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding under the Live Oak Credit Facility was $19.0 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 9.55% and 0.0%, respectively. For the three months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding of SBA debentures was $214.0 million and $202.6 million, respectively. For the three months ended August 31, 2024 and August 31, 2023, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.34% and 2.89%, respectively. For the three months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding of our Notes Payable was $571.4 million and $571.4 million, respectively. For the three months ended August 31, 2024 and August 31, 2023, the weighted average interest rate on the Notes Payable was 6.06% and 5.92%, respectively.

As discussed above, the increase in interest and debt financing expenses for the six months ended August 31, 2024 compared to the six months ended August 31, 2023 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. For the six months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding under the Encina Credit Facility was $33.6 million and $40.9 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.89% and 9.56%, respectively. For the six months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding under the Live Oak Credit Facility was $16.0 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 9.54% and 0.0%, respectively. For the six months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding of SBA debentures was $214.0 million and $202.3 million, respectively. For the six months ended August 31, 2024 and August 31, 2023, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.35% and 2.89%, respectively. For the six months ended August 31, 2024 and August 31, 2023, the average borrowings outstanding of our Notes Payable was $571.4 million and $551.8 million, respectively. For the six months ended August 31, 2024 and August 31, 2023, the weighted average interest rate on the Notes Payable was 6.06% and 5.99%, respectively.

The weighted average dollar amount of our unsecured notes for the three and six months ended August 31, 2024 and August 31, 2023 was as follows:

	For the three months ended		For the six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	($ in thousands)
7.75% 2025 Notes	$5.0	$5.0	$5.0	$5.0
6.25% 2027 Notes	15.0	15.0	15.0	15.0
4.375% 2026 Notes	175.0	175.0	175.0	175.0
4.35% 2027 Notes	75.0	75.0	75.0	75.0
6.00% 2027 Notes	105.5	105.5	105.5	105.5
7.00% 2025 Notes	12.0	12.0	12.0	12.0
8.00% 2027 Notes	46.0	46.0	46.0	46.0
8.125% 2027 Notes	60.4	60.4	60.4	60.4
8.75% 2024 Notes	20.0	20.0	20.0	15.0
8.50% 2028 Notes	57.5	57.5	57.5	42.9

For the three and six months ended August 31, 2024 and August 31, 2023, there were income tax expense (benefits) of $0.1 million and ($0.2) million, respectively and $0.1 million and ($0.2) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2024, we had $60.1 million of sales, repayments, exits or restructurings resulting in $33.4 million of net realized losses. For the six months ended August 31, 2024, we had $135.8 million of sales, repayments, exits or restructurings resulting in $54.6 million of net realized losses.

The most significant cumulative net change in realized gains (losses) for the six months ended August 31, 2024 were the following (dollars in thousands):

Six Months ended August 31, 2024

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Zollege PBC	First Lien Term Loan & Equity Interests	$3,205	$18,316	$(15,111)
Netreo Holdings, LLC	Equity Interests	2,260	8,344	(6,084)
Book4Time, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	707	157	550
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	-	-	(34,007)

The $15.1 million of net realized losses was from the restructuring of our Zollege PBC investment.

The $6.1 million of net realized losses was from the sale of the equity position in our Netreo Holdings, LLC investment.

The $0.6 million of net realized gains was from the sale of the equity position in our Book4Time, Inc. investment.

The $34.0 million of net realized losses was from the restructuring of our Pepper Palace, Inc. investment.

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

The Company received escrow payments from the prior sales of its investments in PPDS Buyer, LLC, Censis Technologies, Inc., and GreyHeller LLC.

Net change in unrealized appreciation (depreciation) on investments

For the six months ended August 31, 2024, our investments had a net change in unrealized appreciation of $42.7 million compared to a net change in unrealized depreciation of $22.1 million for the six months ended August 31, 2023.

The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2024 were the following (dollars in thousands):

Six Months ended August 31, 2024
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$2,686	$1,461	$(1,225)	$31,724
Zollege PBC	First Lien Term Loan & Equity Interests	2,016	2,177	161	14,325
Artemis Wax Corp	First Lien Term Loan & Equity Interests	60,485	60,276	(209)	(4,690)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	21,407	(13,795)	(3,815)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	-	-	3,803
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	9,375	5,273	(4,102)	(3,602)
ARC Health OpCo LLC	First Lien Term Loan & Equity Interests	37,519	33,807	(3,712)	(3,577)
Invita (fka HemaTerra Holding Company, LLC)	First Lien Term Loan, Second Lien Term Loan & Equity Interests	69,960	75,728	5,768	2,675
Axero Holdings, LLC	First Lien Term Loan, Revolving Credit & Equity Interests	10,678	16,136	5,458	1,981
ETU Holdings, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	16,519	13,057	(3,462)	(1,026)

The $31.8 million net change in unrealized appreciation in our investment in Pepper Palace, Inc. was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $14.3 million net change in unrealized appreciation in our investment Zollege PBC was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $4.7 million of net change in unrealized depreciation in our investment Artemis Wax Corp. was driven by a decline in company performance, overall market conditions and capital structure changes.

The $3.8 million net change in unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was driven by the impact of overall market conditions.

The $3.8 million net change in unrealized appreciation in our investment Netreo Holdings, LLC was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $3.6 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the quarterly cash distribution, as well as a reduction in the carrying value of certain defaulted loans in the portfolio, as well as overall market conditions.

The $3.5 million of net change in unrealized depreciation in our investment ARC Health OpCo LLC was driven by declines in company performance and capital structure changes.

The $2.7 million net change in unrealized depreciation in our investment Invita (fka HemaTerra Holding Company, LLC) was driven by strong financial results and market factors.

The $2.0 million net change in unrealized appreciation in our investment Axero Holdings, LLC was driven by strong financial performance.

The $1.0 million of net change in unrealized depreciation in our investment ETU Holdings, Inc. was driven by a decline in company performance and overall market conditions.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2024, we recorded a net increase in net assets resulting from operations of $13.3 million. Based on 13,726,142 weighted average common shares outstanding as of August 31, 2024, our per share net increase in net assets resulting from operations was $0.97 for the three months ended August 31, 2024. For the three months ended August 31, 2023, we recorded a net decrease in net assets resulting from operations of $7.9 million. Based on 12,158,440 weighted average common shares outstanding as of August 31, 2023, our per share net decrease in net assets resulting from operations was $0.65 for the three months ended August 31, 2023.

For the six months ended August 31, 2024, we recorded a net increase in net assets resulting from operations of $19.9 million. Based on 13,704,759 weighted average common shares outstanding as of August 31, 2024, our per share net increase in net assets resulting from operations was $1.45 for the six months ended August 31, 2024. For the six months ended August 31, 2023, we recorded a net decrease in net assets resulting from operations of $7.7 million. Based on 12,011,180 weighted average common shares outstanding as of August 31, 2023, our per share net decrease in net assets resulting from operations was $0.64 for the six months ended August 31, 2023.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan (“DRIP”), our equity ATM Program (as defined below), and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current NAV per share and we are limited in our ability to sell our common stock at a price below NAV per share, we have been and may continue to be limited in our ability to raise equity capital.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 159.6% as of August 31, 2024 and 161.1% as of February 29, 2024. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

Encina Credit Facility

Below is a summary of the terms of the Encina Credit Facility.

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

Collateral. The Encina Credit Facility is secured by assets of SIF II and pledged to Encina under the Encina Credit Facility. SIF II is a wholly owned special purpose entity formed for the purpose of entering into the Encina Credit Facility.

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

As of August 31, 2024, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at August 31, 2024 was $88.3 million.

Live Oak Credit Facility

Below is a summary of the terms of the Live Oak Credit Facility.

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

Collateral. The Live Oak Credit Facility is secured by assets of SIF III and pledged to Live Oak under the Live Oak Credit Facility. SIF III is a wholly owned special purpose entity formed for the purpose of entering into the Live Oak Credit Facility.

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

On June 14, 2024, we entered into the first amendment to the Live Oak Credit Agreement (the “Amendment”). The Amendment, among other things:

●	increased the borrowings available under the Live Oak Credit Facility from up to $50.0 million to up to $75.0 million, subject to a borrowing base requirement;

●	added new lenders (as identified in the Amendment) to the Live Oak Credit Agreement;

●	replaced administrative agent approval with “Required Lender” (as defined in the Live Oak Credit Agreement) approval with respect to certain matters;

●	replaced Required Lender approval with 100% lender approval with respect to certain matters; and

●	changed the definition of Required Lender to require the approval of at least two unaffiliated lenders.

As of August 31, 2024 there was $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at August 31, 2024 was $87.9 million.

SBA-guaranteed debentures

In addition, we, through two current wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, our wholly owned subsidiaries, SBIC II LP, and SBIC III LP, received an SBIC license from the SBA on August 14, 2019, and September 29, 2022, respectively. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Our wholly owned subsidiary SBIC LP fully repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2023, and SBIC LP subsequently merged with and into the Company.

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

The SBIC Subsidiaries are regulated by the SBA. SBA regulations currently limit the amount that our SBIC Subsidiaries may individually borrow up to a maximum of $175.0 million of SBA debentures if the SBIC Subsidiary has at least $87.5 million in regulatory capital, subject to the SBA’s approval. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBIC Subsidiaries are able to borrow funds from the SBA against regulatory capital (which generally approximates equity capital in the respective SBIC) and are subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA.

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

As of August 31, 2024 SBIC II LP had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $66.7 million in regulatory capital and $39.0 million in SBA-guaranteed debentures outstanding.

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

At August 31, 2024, the total 7.75% 2025 Notes outstanding was $5.0 million.

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

At August 31, 2024, the total 6.25% 2027 Notes outstanding was $15.0 million.

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

At August 31, 2024, the total 4.375% 2026 Notes outstanding was $175.0 million.

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

At August 31, 2024 the total 4.35% 2027 Notes outstanding was $75.0 million.

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

At August 31, 2024 the total 6.00% 2027 Notes outstanding was $105.5 million.

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

At August 31, 2024 the total 7.00% 2025 Notes outstanding was $12.0 million.

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

At August 31, 2024 the total 8.00% 2027 Notes outstanding was $46.0 million.

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

At August 31, 2024, the total 8.125% 2027 Notes outstanding was $60.4 million.

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

At August 31, 2024, the total 8.75% 2025 Notes outstanding was $20.0 million.

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

At August 31, 2024, the total 8.50% 2028 Notes outstanding was $57.5 million.

At August 31, 2024 and February 29, 2024, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2024		February 29, 2024
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$84,570	7.1%	$8,693	0.8%
Cash and cash equivalents, reserve accounts	77,435	6.4	31,814	2.7
First lien term loans	886,176	73.7	976,423	82.8
Second lien term loans	26,361	2.2	18,097	1.5
Unsecured term loans	16,280	1.4	30,626	2.6
Structured finance securities	23,297	1.9	15,818	1.3
Equity interests	88,597	7.4	97,830	8.3
Total	$1,202,716	100.1%	$1,179,301	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 8, 2024, our board of directors extended the Share Repurchase Plan for another year to January 15, 2025, which currently permits up to 1.7 million of shares of common stock may be repurchased under the Share Repurchase Plan. As of August 31, 2024, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and six months ended August 31, 2024, we did not purchase any shares pursuant to the Share Repurchase Plan.

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

As of August 31, 2024, we sold 6,543,878 shares for gross proceeds of $172.5 million at an average price of $26.37 for aggregate net proceeds of $171.0 million (net of transaction costs). During the three and six months ended August 31, 2024, we did not sell any shares under the ATM Program.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from August 31, 2024 back to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2025
September 26, 2024	$0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$2.21
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29, 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28, 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

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

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 159.6% as of August 31, 2024 and 161.1% as of February 29, 2024.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended August 31, 2024.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2024:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	20,000	-	20,000	-	-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	-	12,000	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000		-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	-	46,000	-
8.125% 2027 Notes	60,375	-	-	60,375	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$837,875	$25,000	$420,000	$178,875	$214,000

Off-balance sheet arrangements

As of August 31, 2024 and February 29, 2024, our off-balance sheet arrangements consisted of $132.1 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2024 and February 29, 2024 is shown in the table below (dollars in thousands):

	August 31, 2024	February 29, 2024
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000	-
Davisware, LLC	1,000	-
Granite Comfort, LP	-	750
JDXpert	4,500	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,200	1,898
Procurement Partners, LLC	4,250	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	3,750	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$83,748	$77,696

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,902	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	2,000	2,000
BQE Software, Inc.	3,250	3,250
C2 Educational Systems	-	3,000
Davisware, LLC	2,000	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	2,500	2,500
Granite Comfort, LP	11,637	11,637
Inspect Point Holding, LLC	1,500	1,500
Pepper Palace, Inc. - Revolver	800	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	15,319	15,319
Zollege PBC	-	150
	48,390	54,733
Total	$132,138	$132,429

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2024, we had cash and cash equivalents of $84.6 million, $32.5 million in available borrowings under the Encina Credit Facility, and $55.0 million in available borrowings under the Live Oak Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. Since March 2022, the Federal Reserve has been raising interest rates in response to ongoing inflation concerns. Although the Federal Reserve left its benchmark rates steady in the second quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. There can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility and Live Oak Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR. At August 31, 2024, we had $785.4 million of borrowings outstanding. In addition, as of August 31, 2024, there were $32.5 million borrowings outstanding under the Encina Credit Facility and $20.0 million borrowings outstanding under the Live Oak Credit Facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2024 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $9.3 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $9.2 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expense, as all our borrowings except for our credit facilities are fixed rate.

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the consolidated statements of assets and liabilities and other business developments that could magnify or diminish our sensitivity to interest rate changes, nor does it account for divergences in SOFR and the commercial paper rate, which have historically moved in tandem but, in times of unusual credit dislocations, have experienced periods of divergence. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2024.

Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-400	$(33,331)	$2,100	$(31,231)	$(24,985)	$(1.82)
-300	(27,758)	1,575	(26,183)	(20,946)	(1.52)
-200	(18,509)	1,050	(17,459)	(13,967)	(1.02)
-100	(9,260)	525	(8,735)	(6,988)	(0.51)
-50	(4,635)	263	(4,372)	(3,498)	(0.25)
-25	(2,322)	131	(2,191)	(1,753)	(0.13)
25	2,322	(131)	2,191	1,753	0.13
50	4,645	(263)	4,382	3,506	0.26
100	9,289	(525)	8,764	7,011	0.51
200	18,578	(1,050)	17,528	14,022	1.02
300	27,867	(1,575)	26,292	21,034	1.53
400	37,157	(2,100)	35,057	28,046	2.04

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended August 31, 2024 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. In addition, in response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been increasing interest rates. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. An increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of August 31, 2024, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and six months ended August 31, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on July 13, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed January 6, 2021).

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed on April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.35% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.15	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.16	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.17	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.18	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.19	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.20	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.21	Form of 7.00% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).

4.22	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.23	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.25	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.15 hereto).

10.1	First Amendment and Lender Joinder to Credit and Security Agreement, dated as of June 14, 2024, by and among Saratoga Investment Funding III, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equityholder, the lenders parties thereto, and Live Oak Banking Company, as administrative agent and collateral agent (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 17, 2024 ).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: October 8, 2024	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer