Form 10-Q
period 2024-11-30
SARATOGA INVESTMENT CORP.
filed 2025-01-08
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2024

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

The number of outstanding common shares of the registrant as of January 7, 2025 was 14,346,373.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	November 30, 2024	February 29, 2024
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $852,158,089 and $1,035,879,751, respectively)	$875,707,680	$1,019,774,616
Affiliate investments (amortized cost of $37,627,241 and $26,707,415, respectively)	39,803,456	27,749,137
Control investments (amortized cost of $77,556,847 and $117,196,571, respectively)	44,582,096	91,270,036
Total investments at fair value (amortized cost of $967,342,177 and $1,179,783,737, respectively)	960,093,232	1,138,793,789
Cash and cash equivalents	147,614,810	8,692,846
Cash and cash equivalents, reserve accounts	102,549,213	31,814,278
Interest receivable (net of reserve of $68,735 and $9,490,340, respectively)	7,462,134	10,298,998
Management fee receivable	327,368	343,023
Other assets	1,871,192	1,163,225
Current income tax receivable	1,931	99,676
Total assets	$1,219,919,880	$1,191,205,835

LIABILITIES
Revolving credit facilities	$52,500,000	$35,000,000
Deferred debt financing costs, revolving credit facilities	(1,467,001)	(882,122)
SBA debentures payable	214,000,000	214,000,000
Deferred debt financing costs, SBA debentures payable	(5,072,871)	(5,779,892)
8.75% Notes Payable 2025	20,000,000	20,000,000
Discount on 8.75% notes payable 2025	(35,045)	(112,894)
Deferred debt financing costs, 8.75% notes payable 2025	(1,460)	(4,777)
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(100,675)	(193,175)
Deferred debt financing costs, 7.00% notes payable 2025	(12,257)	(24,210)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(33,209)	(74,531)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	363,367	564,260
Deferred debt financing costs, 4.375% notes payable 2026	(1,073,336)	(1,708,104)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(233,940)	(313,010)
Deferred debt financing costs, 4.35% notes payable 2027	(773,704)	(1,033,178)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(219,726)	(273,449)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(96,638)	(123,782)
Deferred debt financing costs, 6.00% notes payable 2027	(1,696,769)	(2,224,403)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(1,013,039)	(1,274,455)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,256,679)	(1,563,594)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(1,373,467)	(1,680,039)
Base management and incentive fees payable	7,521,835	8,147,217
Deferred tax liability	4,581,381	3,791,150
Accounts payable and accrued expenses	2,500,210	1,337,542
Interest and debt fees payable	5,875,852	3,582,173
Due to Manager	796,396	450,000
Total liabilities	845,054,225	820,981,727

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 13,909,206 and 13,653,476 common shares issued and outstanding, respectively	13,909	13,654
Capital in excess of par value	377,235,609	371,081,199
Total distributable deficit	(2,383,863)	(870,745)
Total net assets	374,865,655	370,224,108
Total liabilities and net assets	$1,219,919,880	$1,191,205,835
NET ASSET VALUE PER SHARE	$26.95	$27.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$28,301,622	$28,741,745	$95,247,113	$83,542,257
Affiliate investments	458,765	1,165,585	1,446,620	2,799,735
Control investments	1,220,769	2,183,242	4,465,137	6,314,550
Payment in kind interest income:
Non-control/Non-affiliate investments	355,161	88,106	2,073,035	706,339
Affiliate investments	424,357	221,348	915,807	644,484
Control investments	-	258,729	284,590	542,581
Total interest from investments	30,760,674	32,658,755	104,432,302	94,549,946
Interest from cash and cash equivalents	1,627,718	521,574	3,923,380	1,864,956
Management fee income	775,398	819,929	2,372,177	2,453,967
Dividend income(*):
Non-control/Non-affiliate investments	172,557	509,365	584,827	621,398
Control investments	948,102	1,319,219	3,160,742	4,679,699
Total dividend from investments	1,120,659	1,828,584	3,745,569	5,301,097
Structuring and advisory fee income	740,705	312,135	1,186,548	1,786,357
Other income	853,481	199,368	1,900,184	530,210
Total investment income	35,878,635	36,340,345	117,560,160	106,486,533

OPERATING EXPENSES
Interest and debt financing expenses	13,044,000	12,522,357	39,135,022	36,628,641
Base management fees	4,412,000	4,857,059	14,161,025	14,262,147
Incentive management fees expense (benefit)	3,109,834	2,243,621	11,244,838	4,828,442
Professional fees	670,376	434,552	1,795,572	1,407,275
Administrator expenses	1,250,000	1,075,000	3,458,333	2,797,917
Insurance	76,743	81,002	231,936	244,804
Directors fees and expenses	83,500	80,729	276,500	280,797
General and administrative	759,902	660,062	2,190,613	1,957,906
Income tax expense (benefit)	36,625	219,900	98,263	(11,193)
Total operating expenses	23,442,980	22,174,282	72,592,102	62,396,736
NET INVESTMENT INCOME	12,435,655	14,166,063	44,968,058	44,089,797

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	4,806,390	60,565	5,365,091	151,256
Control investments	638,355	-	(54,564,070)	-
Net realized gain (loss) from investments	5,444,745	60,565	(49,198,979)	151,256
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(7,026,951)	(1,948,502)	39,654,726	(15,334,087)
Affiliate investments	179,825	(1,084,259)	1,134,493	(1,289,895)
Control investments	(2,071,457)	(14,833,592)	(7,048,216)	(23,302,249)
Net change in unrealized appreciation (depreciation) on investments	(8,918,583)	(17,866,353)	33,741,003	(39,926,231)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(126,875)	(415,894)	(747,063)	(577,693)
Net realized and unrealized gain (loss) on investments	(3,600,713)	(18,221,682)	(16,205,039)	(40,352,668)
Realized losses on extinguishment of debt	-	-	-	(110,056)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,834,942	$(4,055,619)	$28,763,019	$3,627,073

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.64	$(0.31)	$2.09	$0.29
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,789,951	13,052,896	13,733,008	12,355,815

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2024	November 30, 2023
INCREASE FROM OPERATIONS:
Net investment income	$44,968,058	$44,089,797
Net realized gain (loss) from investments	(49,198,979)	151,256
Realized losses on extinguishment of debt	-	(110,056)
Net change in unrealized appreciation (depreciation) on investments	33,741,003	(39,926,231)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(747,063)	(577,693)
Net increase in net assets resulting from operations	28,763,019	3,627,073

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(30,276,137)	(25,832,379)
Net decrease in net assets from shareholder distributions	(30,276,137)	(25,832,379)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	2,777,426	31,510,617
Capital contribution from Manager	199,652	3,093,288
Stock dividend distribution	3,220,162	2,667,152
Repurchases of common stock	-	(2,157,605)
Repurchase fees	-	(1,772)
Offering costs	(42,575)	(305,667)
Net increase in net assets from capital share transactions	6,154,665	34,806,013
Total increase in net assets	4,641,547	12,600,707
Net assets at beginning of period	370,224,108	346,958,042
Net assets at end of period	$374,865,655	$359,558,749

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2024	November 30, 2023
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$28,763,019	$3,627,073
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(4,546,611)	4,054,128
Net accretion of discount on investments	(2,181,920)	(1,641,652)
Amortization of deferred debt financing costs	3,781,712	3,909,127
Realized losses on extinguishment of debt	-	110,056
Income tax expense (benefit)	43,168	(11,193)
Net realized (gain) loss from investments	49,198,979	(151,256)
Net change in unrealized (appreciation) depreciation on investments	(33,741,003)	39,926,231
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	747,063	577,693
Proceeds from sales and repayments of investments	296,246,215	19,247,834
Purchases of investments	(126,275,103)	(202,883,641)
(Increase) decrease in operating assets:
Interest receivable	2,836,864	(1,075,968)
Management fee receivable	15,655	(223)
Other assets	(707,967)	(401,046)
Current income tax receivable	97,745	336,875
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(625,382)	(3,975,165)
Accounts payable and accrued expenses	1,162,668	621,900
Interest and debt fees payable	2,293,679	956,499
Directors fees payable	-	(14,932)
Due to Manager	346,396	239,065
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	217,455,177	(136,548,595)

Financing activities
Borrowings on debt	30,000,000	62,500,000
Paydowns on debt	(12,500,000)	(57,000,000)
Issuance of notes	-	77,500,000
Payments of deferred debt financing costs	(1,176,806)	(4,474,813)
Proceeds from issuance of common stock	2,777,426	31,510,617
Capital contribution from Manager	199,652	3,093,288
Payments of cash dividends	(27,055,975)	(23,165,227)
Repurchases of common stock	-	(2,157,605)
Repurchases fees	-	(1,772)
Payments of offering costs	(42,575)	(305,667)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,798,278)	87,498,821
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	209,656,899	(49,049,774)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	40,507,124	96,076,273
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$250,164,023	$47,026,499

Supplemental information:
Interest paid during the period	$33,059,630	$31,763,015
Cash paid for taxes	617,665	654,930
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	9,920,201	(4,054,128)
Net accretion of discount on investments	2,181,920	1,641,652
Amortization of deferred debt financing costs	3,781,712	3,909,127
Stock dividend distribution	3,220,162	2,667,152

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 234.0% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.97% Cash, 7/18/2027	7/18/2022	$8,857,800	$8,790,649	$8,867,544	2.4%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,718,029	0.7%
		Total Alternative Investment Management Software			10,790,649	11,585,573	3.1%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 11.22% Cash, 4/13/2028	4/13/2023	$24,500,000	24,307,518	24,990,000	6.7%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 11.22% Cash, 4/13/2028	4/13/2023	$750,000	745,836	765,000	0.2%
		Total Architecture & Engineering Software			25,053,354	25,755,000	6.9%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 12.72% Cash, 5/10/2028	5/10/2023	$23,395,388	23,085,098	23,984,952	6.4%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,380,841	0.4%
		Total Association Management Software			24,157,492	25,365,793	6.8%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+7.50%), 12.03% Cash, 5/20/2026	5/20/2021	$57,500,000	57,301,213	56,850,250	15.2%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	615,929	0.2%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	2,087,850	0.6%
		Total Consumer Services			60,513,079	59,554,029	16.0%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,624,002	1.2%
		Total Corporate Education Software			475,698	4,624,002	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,437,554	0.9%
		Total Cyber Security			1,906,275	3,437,554	0.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	First Lien Term Loan (6M USD TERM SOFR+5.50%), 9.88% Cash, 5/13/2030	5/13/2024	$7,125,000	7,056,826	7,073,700	1.9%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (6M USD TERM SOFR+5.50%), 9.88% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (6M USD TERM SOFR+5.50%), 9.88% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,002,818	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.43%), 13.96% Cash, 4/18/2028	4/18/2023	$7,000,000	6,918,971	7,140,000	1.9%
Modis Dental Partners OpCo, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.43%), 13.96% Cash, 4/18/2028	4/18/2023	$8,600,000	8,490,633	8,772,000	2.3%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,639,985	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.62% Cash, 11/25/2025	11/25/2020	$6,555,000	6,538,499	6,625,794	1.8%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 12.62% Cash, 11/25/2025	11/25/2020	$2,150,000	2,147,430	2,173,220	0.6%
		Total Dental Practice Management			35,129,878	35,427,517	9.5%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.88% Cash, 3/16/2027	3/16/2022	$24,127,538	24,010,777	23,343,393	6.2%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.88% Cash, 3/16/2027	3/16/2022	$-	-	(20,313)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	747,131	0.2%
		Total Direct Selling Software			25,052,444	24,070,211	6.4%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.97% Cash, 5/31/2025	5/31/2017	$23,000,000	22,984,603	22,981,600	6.1%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.97% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	598,074	0.2%
		Total Education Services			23,484,507	23,579,674	6.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modern Campus (fka Destiny Solutions Inc.) (h)(i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	11,292,087	3.0%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.17% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,142,981	8,139,422	8,142,981	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.17% Cash/1.00% PIK, 1/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	1,178,242	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	322,576	0.1%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.47% Cash, 8/5/2027	8/5/2022	$27,000,000	26,827,805	26,878,500	7.2%
		Total Education Software			39,340,705	47,814,386	12.8%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.97% Cash, 11/30/2025	9/6/2019	$6,000,000	6,000,000	6,001,800	1.6%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.97% Cash, 11/30/2025	9/6/2019	$5,477,790	5,477,790	5,479,433	1.5%
		Total Field Service Management			11,477,790	11,481,233	3.1%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.47% Cash, 12/30/2026	12/30/2021	$22,713,926	22,640,119	22,691,212	6.1%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.47% Cash, 12/30/2026	12/30/2021	$3,286,074	3,265,729	3,282,788	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	440,785	0.1%
		Total Financial Services			26,155,848	26,414,785	7.1%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.23% Cash, 12/15/2026	12/15/2021	$6,000,000	5,970,627	5,977,200	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.23% Cash, 12/15/2026	12/15/2021	$4,050,000	4,035,166	4,034,610	1.1%
		Total Financial Services Software			10,005,793	10,011,810	2.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.03% Cash, 07/19/2028	7/19/2023	$10,000,000	9,918,672	10,150,000	2.7%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+6.50%), 11.03% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,918,672	10,150,000	2.7%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.47% Cash, 3/31/2028	3/31/2023	$28,717,271	28,496,472	28,430,099	7.6%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.47% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	1,579,066	0.4%
		Total Health/Fitness Franchisor			30,496,472	30,009,165	8.0%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.93%), 14.46% Cash, 3/20/2028	3/20/2023	$3,900,000	3,854,880	3,978,000	1.2%
Alpha Aesthetics Partners OpCo, LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.93%), 14.46% Cash, 3/20/2028	3/20/2023	$11,447,385	11,305,102	11,676,333	3.1%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,624,323	1.0%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.47% Cash, 9/11/2028	9/11/2023	$10,000,000	9,928,579	10,082,000	2.7%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.47% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	628,910	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.72% Cash, 12/31/2027	1/31/2017	$55,000,000	54,735,947	55,220,000	14.7%
		Total Healthcare Services			83,757,897	85,209,566	22.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.97% Cash, 5/12/2026	11/12/2020	$35,125,000	35,010,241	35,125,000	9.4%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.97% Cash, 5/12/2026	11/12/2020	$10,300,000	10,277,796	10,300,000	2.7%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	409,679	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	108,206	0.0%
		Total Healthcare Software			45,890,250	45,942,885	12.2%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.41%), 11.88% Cash, 5/16/2027	11/16/2020	$43,000,000	42,821,673	42,389,400	11.3%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.41%), 11.88% Cash, 5/16/2027	11/16/2020	$16,207,805	16,086,197	15,977,654	4.3%
		Total HVAC Services and Sales			58,907,870	58,367,054	15.6%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 3/6/2025	5/31/2015	343	-	8,726,466	2.3%
		Total Industrial Products			-	8,726,466	2.3%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.29% Cash, 10/1/2026	10/1/2021	$15,675,341	15,600,419	15,692,584	4.2%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,692,238	1.3%
		Total Insurance Software			18,100,419	20,384,822	5.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Avantra (Maple Holdings Midco Limited)	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.44% Cash, 9/20/2029	9/19/2024	$17,000,000	16,816,077	16,809,600	4.5%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,000,000	0.5%
		Total IT Services			18,816,077	18,809,600	5.0%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.67% Cash, 8/8/2027	8/8/2022	$11,525,624	11,462,397	11,640,880	3.1%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.67% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,462,397	11,640,880	3.1%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.50%), 12.03% Cash, 12/30/2028	12/30/2022	$18,775,160	18,565,083	18,433,452	4.9%
		Total Marketing Orchestration Software			18,565,083	18,433,452	4.9%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.40%), 12.86% Cash, 8/5/2027	8/5/2022	$6,500,000	6,448,840	6,193,200	1.7%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.40%), 12.86% Cash, 8/5/2027	8/5/2022	$26,914,577	26,905,399	25,644,209	6.8%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	610,944	0.2%
		Total Mental Healthcare Services			37,523,838	32,448,353	8.7%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.87% Cash, 8/26/2026	8/26/2021	$15,000,000	14,934,015	14,869,500	4.0%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.62% Cash, 8/26/2026	8/26/2021	$5,000,000	4,970,378	4,956,500	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,070,892	0.6%
		Total Mentoring Software			22,904,393	21,896,892	5.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cloudpermit Intermediate Holding Company	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.22% Cash, 9/5/2029	9/5/2024	$28,000,000	27,730,175	27,720,000	7.4%
Cloudpermit Intermediate Holding Company (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.22% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit Intermediate Holding Company (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,000,000	0.5%
		Total Municipal Government Software			29,730,175	29,720,000	7.9%
Omatic Software, LLC (d)	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.73% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,381,249	16,366,585	16,428,755	4.4%
		Total Non-profit Services			16,366,585	16,428,755	4.4%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.25%), 11.00% Cash, 12/31/2027	12/28/2012	$4,000,000	3,995,859	4,018,000	1.1%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2027	12/28/2012	49,318	400,000	1,428,364	0.4%
		Total Office Supplies			4,395,859	5,446,364	1.5%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.57% Cash, 7/9/2025	7/9/2020	$14,000,000	13,973,317	13,588,400	3.6%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.57% Cash, 7/9/2025	2/12/2021	$38,500,000	38,417,815	37,368,100	10.0%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	846,303	0.2%
		Total Real Estate Services			53,763,689	51,802,803	13.8%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.89% Cash, 12/22/2028	6/27/2022	$9,552,000	9,481,207	9,552,000	2.5%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.89% Cash, 12/22/2028	6/27/2022	$14,400,000	14,246,419	14,400,000	3.8%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,421,510	0.6%
		Total Research Software			26,202,786	26,373,510	6.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.53% Cash, 11/19/2026	11/19/2021	$12,000,000	11,945,149	12,000,000	3.2%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 11.53% Cash, 11/19/2026	11/19/2021	$18,000,000	17,855,726	18,000,000	4.8%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,534,323	0.4%
		Total Restaurant			30,800,875	31,534,323	8.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,136,598	0.8%
		Total Staffing Services			100,000	3,136,598	0.8%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.23% Cash, 5/2/2027	5/2/2022	$6,000,000	5,963,746	6,060,000	1.6%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.23% Cash, 5/2/2027	5/2/2022	$1,000,000	992,919	1,010,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.23% Cash, 5/2/2027	3/31/2023	$500,000	495,614	505,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.97% Cash, 8/5/2028	8/5/2022	$20,000,000	19,893,434	19,878,000	5.3%
		Total Talent Acquisition Software			27,345,713	27,453,000	7.3%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.22% Cash, 5/12/2028	5/12/2023	$12,680,505	12,569,302	12,671,625	3.4%
		Total Veterinary Services			12,569,302	12,671,625	3.4%
Sub Total Non-control/Non-affiliate investments					852,158,089	875,707,680	234.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 10.5% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.62% Cash, 8/18/2027	8/18/2022	$7,000,000	6,954,826	6,977,600	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$6,862,855	6,826,569	6,140,197	1.6%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	-	0.0%
		Total Corporate Education Software			16,781,395	13,117,797	3.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$15,653,168	15,629,225	15,653,168	4.2%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,110,870	1,105,403	1,110,870	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,403,000	0.9%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,518,621	1.6%
		Total Employee Collaboration Software			20,845,846	26,685,659	7.0%
Sub Total Affiliate investments					37,627,241	39,803,456	10.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 12.0% (b)
Zollege PBC (k)(g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,461,250	1,461,250	1,103,390	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	3,101,000	0.8%
		Total Education Services			2,020,049	4,204,390	1.1%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,349,520	0.4%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	224,920	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			2,938,561	1,574,440	0.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	16,628,297	1,269,512	0.3%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.73%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	4,332,188	1.2%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.02%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.3%
		Total Structured Finance Securities			37,395,797	17,851,700	4.8%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,198,866	4.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,486	4,752,700	1.3%
		Total Investment Fund			35,202,440	20,951,566	5.6%
Sub Total Control investments					77,556,847	44,582,096	12.0%
TOTAL INVESTMENTS - 256.5% (b)					$967,342,177	$960,093,232	256.5%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 66.7% (b)
U.S. Bank Money Market (l)	250,164,023	$250,164,023	$250,164,023	66.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	250,164,023	$250,164,023	$250,164,023	66.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of November 30, 2024, non-qualifying assets represent 4.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $374,865,655 as of November 30, 2024.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2024

(unaudited)

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the nine months ended November 30, 2024 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$10,000	$-	$835,832	$-	$-	$2,363,153
ETU Holdings, Inc.	-	-	1,526,595	-	-	(1,228,660)
Total	$10,000	$-	$2,362,427	$-	$-	$1,134,493

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended November 30, 2024 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$2,260,337	$921,530	$-	$-	$(5,445,808)	$3,802,854
Pepper Palace, Inc.	1,050,000	-	1,338	-	-	(34,007,427)	(1,364,121)
Zollege PBC	200,000	209,460	110,862	-	-	(15,110,835)	2,184,341
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	2,372,177	-	(2,857,525)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	1,287,028	-	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,107,547	-	-	-	(4,543,039)
Saratoga Senior Loan Fund I JV, LLC	-	-	1,321,422	-	-	-	380,569
Saratoga Senior Loan Fund I JV, LLC	-	-	-	3,160,742	-	-	(4,651,295)
Total	$1,250,000	$2,469,797	$4,749,727	$3,160,742	$2,372,177	$(54,564,070)	$(7,048,216)

(h)	Non-income producing at November 30, 2024.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of November 30, 2024. (See Note 9 to the consolidated financial statements).
(k)	As of November 30, 2024, the investment was on non-accrual status. The fair value of these investments was approximately $2.7 million, which represented 0.3% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of November 30, 2024.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of November 30, 2024 was 4.53%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of November 30, 2024 was 4.47%.

6M USD TERM SOFR - The 6 month USD TERM SOFR rate as of November 30, 2024 was 4.38%.

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

February 29, 2024

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

November 30, 2024

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

The Company, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SBIC II LP, or SBIC III LP’s status as investment companies during the three months ended November 30, 2024.

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

As of November 30, 2024, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2024	February 29, 2024
Cash and cash equivalents	$147,614,810	$8,692,846
Cash and cash equivalents, reserve accounts	102,549,213	31,814,278
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$250,164,023	$40,507,124

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2024, our investment in two controlled portfolio companies were on non-accrual status with a fair value of approximately $2.7 million, or 0.3% of the fair value of our portfolio. At February 29, 2024, our investment in three non-controlled portfolio companies were on non-accrual status with a fair value of approximately $18.9 million, or 1.7% of the fair value of our portfolio.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 29, 2024, the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2021, 2022, 2023 and 2024 federal tax years for the Company remain subject to examination by the IRS. At November 30, 2024 and February 29, 2024, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2024 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$833,223	$-	$833,223
Second lien term loans	-	-	6,140	-	6,140
Unsecured term loans	-	-	16,199	-	16,199
Structured finance securities	-	-	17,852	-	17,852
Equity interests	-	-	81,927	4,752	86,679
Total	$-	$-	$955,341	$4,752	$960,093

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2024 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2024	$976,423	$18,097	$15,818	$30,626	$88,426	$1,129,390
Payment-in-kind and other adjustments to cost	1,912	8,003	-	(5,373)	4	4,546
Net accretion of discount on investments	2,177	5	-	-	-	2,182
Net change in unrealized appreciation (depreciation) on investments	41,727	3,185	381	(7,401)	500	38,392
Purchases	121,207	-	-	-	5,069	126,276
Sales and repayments	(262,551)	(23,150)	-	-	(10,545)	(296,246)
Net realized gain (loss) from investments	(47,672)	-	-	-	(1,527)	(49,199)
Balance as of November 30, 2024	$833,223	$6,140	$16,199	$17,852	$81,927	$955,341
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(3,649)	$3,185	$381	$(7,401)	$(3,998)	$(11,482)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests. For the nine months ended November 30, 2024, non-cash restructurings related to two controlled investments resulting in realized losses of $49.1m were included in net realized (gain) loss from investments on the consolidated statements of cash flows.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2 or 3 during the nine months ended November 30, 2024.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2024 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$833,223	Market Comparables	Market Yield (%)	10.1% - 20.5%	12.3%
			Revenue Multiples (x)	2.5x	2.5x
			Third-party Bid (x)	8.0x	8.0x
Second lien term loans	6,140	Market Comparables	Market Yield (%)	19.5%	19.5%
Unsecured term loans	16,199	Discounted Cash Flow	Discount Rate (%)	10.5%	10.5%
Structured finance securities	17,852	Discounted Cash Flow	Discount Rate (%)	8.5% - 40.0%	14.9%
			Recovery Rate (%)	35.0% - 70.0%	61.5%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	81,927	Enterprise Value Waterfall	Revenue Multiples (x)	0.1x - 9.4x	6.7x
			EBITDA Multiples (x)	1.0x - 21.9x	8.6x
Total	$955,341

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of November 30, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$834,750	86.3%	$833,223	86.8%
Second lien term loans	6,827	0.7	6,140	0.6
Unsecured term loans	17,619	3.9	16,199	1.7
Structured finance securities	37,396	1.8	17,852	1.9
Equity interests	70,750	7.3	86,679	9.0
Total	$967,342	100.0%	$960,093	100.0%

The composition of our investments as of February 29, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$1,019,678	86.4%	$976,423	85.7%
Second lien term loans	21,968	1.9	18,097	1.6
Unsecured term loans	17,619	1.5	15,818	1.4
Structured finance securities	42,769	3.6	30,626	2.7
Equity interests	77,750	6.6	97,830	8.6
Total	$1,179,784	100.0%	$1,138,794	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at November 30, 2024. The inputs at November 30, 2024 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 35%-70%

●	Discount rate: 8.5%-40.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of November 30, 2024, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

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

For the three months ended November 30, 2024 and November 30, 2023, the Company accrued management fee income of $0.8 million and $0.8 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

For the nine months ended November 30, 2024 and November 30, 2023, the Company accrued management fee income of $2.4 million and $2.5 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

As of November 30, 2024, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $1.3 million and $4.3 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2024, Saratoga CLO had investments with a principal balance of $558.8 million and a weighted average spread over TERM SOFR of 3.7% and had debt with a principal balance of $559.2 million with a weighted average spread over TERM SOFR of 2.3%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of November 30, 2024, the present value of the projected future cash flows of the subordinated notes was approximately $1.3 million, using a 40% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $90.0 million, management fees of $37.5 million and incentive fees of $1.2 million.

As of February 29, 2024, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $9.5 million. As of February 29, 2024, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $8.9 million. As of February 29, 2024, Saratoga CLO had investments with a principal balance of $640.8 million and a weighted average spread over TERM SOFR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over TERM SOFR of 2.2%. As of February 29, 2024, the present value of the projected future cash flows of the subordinated notes, was approximately $9.5 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date the Company has since received distributions of $84.6 million, management fees of $35.1 million and incentive fees of $1.2 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2024 (unaudited) and February 29, 2024 and for the three and nine months ended November 30, 2024 (unaudited) and November 30, 2023 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2024	February 29, 2024
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $548,610,503 and $629,345,724, respectively)	$523,822,494	$606,531,189
Equities at fair value (amortized cost of $2,911,603 and $1,649,986, respectively)	1,909,443	1,020,585
Total investments at fair value (amortized cost of $551,522,106 and $630,995,710, respectively)	525,731,937	607,551,774
Cash and cash equivalents	26,917,052	12,104,832
Receivable from open trades	1,684,753	2,865,174
Interest receivable (net of reserve of $605,564 and $615,604, respectively)	3,038,940	3,402,471
Due from affiliate	57,001	3,953
Prepaid expenses and other assets	119,457	205,400
Total assets	$557,549,140	$626,133,604

LIABILITIES
Interest payable	$4,351,257	$5,043,712
Payable from open trades	1,685,480	10,519,573
Accrued base management fee	65,474	68,605
Accrued subordinated management fee	261,895	274,418
Accounts payable and accrued expenses	141,542	84,199
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	-	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	-	65,000,000
Class A-1-R-4 Senior Secured Floating Rate Notes	305,727,301	-
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	-
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(201,967)	(220,100)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,098,217)	(2,286,598)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,266,542)	(1,707,224)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(33,185,548)	(36,164,988)
Total liabilities	639,980,675	697,611,597

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(82,431,785)	(71,478,243)
Total net deficit	(82,431,535)	(71,477,993)
Total liabilities and net assets	$557,549,140	$626,133,604

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
INVESTMENT INCOME
Total interest from investments	$13,342,306	$15,599,943	$43,995,503	$46,240,246
Interest from cash and cash equivalents	289,869	139,759	853,765	480,995
Other income	124,901	286,607	1,225,297	756,831
Total investment income	13,757,076	16,026,309	46,074,565	47,478,072

EXPENSES
Interest and debt financing expenses	13,408,313	14,644,320	42,605,821	43,349,057
Base management fee	775,398	163,985	1,094,754	490,793
Subordinated management fee	-	655,943	1,277,423	1,963,174
Professional fees	79,709	87,540	222,005	260,431
Trustee expenses	64,157	64,554	187,635	193,588
Other expense	66,339	50,330	242,902	190,215
Total expenses	14,393,916	15,666,672	45,630,540	46,447,258
NET INVESTMENT INCOME (LOSS)	(636,840)	359,637	444,025	1,030,814

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(1,278,236)	(6,298,909)	(8,472,121)	(9,048,743)
Net change in unrealized depreciation on investments	(1,626,867)	(313,230)	(2,346,233)	2,702,275
Net realized and unrealized gain (loss) on investments	(2,905,103)	(6,612,139)	(10,818,354)	(6,346,468)
Realized losses on extinguishment of debt	-	-	(579,213)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,541,943)	$(6,252,502)	$(10,953,542)	$(5,315,654)

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						15,981	$-	$14,223
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity						23,799	660,422	583,076
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Warrants	Equity						349	9,685	8,551
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	50,715
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	4,642
Instant Brands Litigation Trust	Consumer goods: Durable	Equity Interest	Equity						50,038	34,198	150,000
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Common Stock	Equity						39,808	557,312	676,736
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	66,880
URS TOPCO, LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	354,620
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.32%	9/20/2030	$1,440,272	1,422,144	1,437,391
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.99%	2/7/2029	2,454,811	2,376,785	2,396,510
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	9.50%	7/8/2028	3,052,566	2,796,616	2,930,463
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.32%	8/12/2028	582,329	579,025	585,240
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.28%	5/9/2025	2,277,447	2,275,329	1,408,214

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+	3.00%	0.00%	7.26%	5/1/2030	2,159,600	2,145,396	2,123,167
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	3M USD SOFR+	3.50%	0.75%	8.10%	2/1/2031	2,902,931	2,843,841	2,923,629
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+	2.00%	0.00%	6.75%	3/21/2031	995,000	992,585	996,423
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (10/24)	Loan	1M USD SOFR+	4.75%	0.75%	9.48%	4/5/2030	2,455,696	2,336,935	2,475,145
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.19%	2/4/2028	241,249	241,115	242,557
Alkermes, Inc.	Healthcare & Pharmaceuticals	Term Loan B (3/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.19%	3/12/2026	2,088,347	2,082,135	2,090,957
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	10.25%	2/10/2027	4,315,175	4,299,517	2,807,021
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6 (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.35%	9/19/2031	799,019	799,019	803,517
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	8.42%	5/12/2028	1,940,000	1,934,896	1,952,125
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	First Lien Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.57%	5/31/2030	249,375	249,375	251,245
Altisource Solutions S.a r.l. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B (03/18)	Loan	3M USD SOFR+	5.00%	1.00%	9.70%	4/30/2025	1,143,064	1,143,280	514,379
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.07%	6/11/2031	483,788	482,610	482,781
Amer Sports Oyj (MASCOT BIDCO OY)	Consumer goods: Durable	USD Term Loan B (01/24)	Loan	3M USD SOFR+	2.75%	0.00%	7.24%	2/17/2031	349,125	347,589	352,180
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.62%	12/13/2029	480,000	468,818	481,800
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	10.32%	10/30/2029	2,945,449	2,944,082	2,963,121
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.42%	3/3/2028	1,357,439	1,356,452	1,162,307
AmWINS Group, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 2/21	Loan	1M USD SOFR+	2.25%	0.75%	6.94%	2/17/2028	1,925,038	1,911,926	1,932,257
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	8.62%	8/11/2025	940,000	939,214	605,125

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (4/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.44%	7/18/2029	1,949,282	1,932,103	1,959,730
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	10.19%	9/1/2027	1,699,981	1,686,320	1,655,782
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	10.19%	9/1/2027	500,000	495,988	485,730
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (07/24)	Loan	6M USD SOFR+	4.00%	0.00%	9.08%	7/27/2028	491,269	468,492	495,774
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	7.44%	5/15/2026	2,885,787	2,873,078	2,878,572
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.19%	3/6/2028	965,000	959,761	955,350
AppLovin Corporation	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.19%	8/19/2030	964,769	964,769	964,943
AppLovin Corporation	High Tech Industries	Term Loan B (3/24)	Loan	Prime	1.50%	0.50%	9.25%	10/25/2028	1,466,381	1,464,622	1,465,853
AqGen Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.19%	8/2/2028	496,075	492,900	499,176
Aramark Services, Inc.	Services: Consumer	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.44%	1/15/2027	2,331,250	2,302,315	2,331,973
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.57%	4/6/2028	1,753,715	1,749,408	1,758,380
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	8.17%	9/23/2028	973,774	971,828	980,902
ARCIS GOLF LLC	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.50%	8.44%	11/24/2028	494,245	490,303	497,952
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B 2	Loan	1M USD SOFR+	4.00%	0.00%	8.57%	8/9/2030	2,622,898	2,609,234	2,637,979
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+	4.25%	0.00%	8.82%	12/23/2030	895,500	887,468	899,978
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.07%	2/14/2031	1,293,500	1,291,978	1,301,662
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	8.67%	8/19/2028	1,960,000	1,891,862	1,962,038

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+	4.25%	0.00%	8.82%	9/19/2030	2,919,478	2,915,698	2,915,215
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.25%	0.50%	7.82%	2/15/2029	1,307,142	1,303,688	1,310,410
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.36%	6/22/2030	1,472,622	1,427,186	1,472,210
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.27%	12/20/2029	851,048	844,586	853,712
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	6.62%	0.75%	11.49%	9/20/2027	431,250	424,125	419,391
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.07%	10/10/2029	533,621	531,858	533,621
BAKELITE UK INTERMEDIATE LTD.	Chemicals, Plastics, & Rubber	Term Loan (5/24)	Loan	3M USD SOFR+	3.50%	0.50%	8.10%	5/29/2029	1,477,528	1,471,911	1,487,220
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	5/26/2031	1,644,400	1,634,073	1,656,733
Belfor Holdings Inc.	Services: Consumer	Term Loan B-1 (11/23)	Loan	1M USD SOFR+	3.75%	0.50%	8.32%	11/1/2030	1,494,834	1,481,878	1,505,118
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	7.95%	1/24/2029	1,955,000	1,954,381	1,354,893
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.94%	4/23/2026	962,019	959,704	960,816
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.44%	4/23/2026	1,439,044	1,435,048	1,435,447
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	7.44%	1/22/2031	1,429,361	1,425,833	1,431,648
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	7.44%	12/13/2029	490,047	480,448	491,654
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan (06/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.10%	1/31/2031	500,000	497,765	504,105
Boxer Parent Company, Inc.	High Tech Industries	Term Loan B (06/24)	Loan	3M USD SOFR+	3.75%	0.00%	8.34%	7/30/2031	1,007,194	1,002,871	1,013,599
BrightSpring Health Services (Phoenix Guarantor)	Healthcare & Pharmaceuticals	Term Loan (02/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	2/21/2031	967,638	967,638	974,895

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	6/14/2031	2,903,607	2,901,538	2,918,444
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.92%	1/27/2031	1,444,069	1,444,069	1,449,008
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	1M USD SOFR+	2.75%	0.00%	7.32%	7/1/2031	492,516	482,581	494,771
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B4 (05/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.57%	11/22/2030	665,004	662,876	666,321
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B5 (09/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.32%	11/2/2026	567,280	565,840	567,672
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.19%	3/31/2028	2,418,750	2,405,594	2,431,860
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.57%	3/16/2030	472,500	468,551	469,939
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.57%	1/31/2031	1,990,000	1,980,789	1,994,259
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	7.19%	6/5/2028	2,443,038	2,286,576	2,391,392
CAPSTONE BORROWER INC	Services: Business	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.85%	6/17/2030	874,867	863,792	878,148
CareerBuilder, LLC (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	7.19%	7/31/2026	4,046,036	4,032,687	404,604
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	1M USD SOFR+	3.75%	0.00%	8.44%	1/27/2027	1,934,080	1,929,004	1,075,832
CASTLELAKE AVIATION LLC	Aerospace & Defense	Term Loan B	Loan	3M USD SOFR+	2.75%	0.50%	7.70%	10/21/2027	982,500	977,381	985,772
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	7.54%	11/1/2025	2,246,084	2,087,998	2,097,281
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	6.94%	9/16/2028	243,125	242,851	244,280
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	8.60%	12/17/2027	241,250	240,026	242,888
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.25%	0.50%	8.92%	3/5/2028	982,500	948,322	610,378

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	4.25%	0.75%	9.03%	3/5/2028	965,000	962,597	594,160
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	0.00%	10.82%	9/25/2025	2,356,250	2,352,816	693,916
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.85%	7/6/2029	992,500	970,171	993,076
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	7.19%	8/27/2028	616,921	613,354	617,723
Charlotte Buyer, Inc.	Services: Business	Term Loan B (07/24)	Loan	1M USD SOFR+	4.75%	0.50%	9.37%	2/11/2028	1,477,500	1,409,649	1,488,168
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B2	Loan	1M USD SOFR+	3.50%	0.50%	8.07%	8/18/2028	2,375,719	2,343,004	2,386,600
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	2.00%	0.00%	6.67%	3/17/2028	482,500	481,987	483,706
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B1 (05/24)	Loan	1M USD SOFR+	3.00%	0.50%	7.57%	5/17/2028	1,945,049	1,883,424	1,958,023
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.57%	10/31/2031	4,826,890	4,826,890	4,845,280
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+	2.75%	0.50%	7.31%	4/27/2028	990,025	986,322	997,450
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	7.07%	5/6/2030	1,197,000	1,192,203	1,203,739
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	9.17%	8/9/2026	3,377,586	3,367,642	3,276,258
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	7.75%	4/13/2029	1,220,000	1,198,551	1,226,686
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+	2.50%	0.50%	7.10%	5/14/2028	366,056	365,561	367,429
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	9.07%	9/27/2029	2,873,063	2,804,916	2,480,401
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.19%	10/2/2027	2,714,005	2,581,960	2,688,900

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CORAL-US CO-BORROWER LLC	Telecommunications	Term Loan B-5	Loan	3M USD SOFR+	2.25%	0.00%	7.00%	1/31/2028	4,000,000	3,992,430	3,985,840
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	8.19%	6/2/2028	2,425,000	2,418,601	2,409,456
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (05/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.66%	3/2/2027	1,925,599	1,925,599	1,935,496
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.32%	9/12/2031	1,576,094	1,567,369	1,584,857
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.50%	6.82%	2/19/2029	862,500	838,623	866,571
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2 (10/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	10/24/2031	485,063	483,806	488,700
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	4.00%	0.75%	8.57%	1/30/2031	2,394,000	2,372,592	2,422,441
CTC Holdings, LP	Banking, Finance, Insurance & Real Estate	Term Loan (2/22)	Loan	3M USD SOFR+	5.00%	0.50%	9.66%	2/15/2029	2,193,750	2,155,366	2,188,266
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	10.85%	11/2/2027	1,923,807	1,896,277	1,914,188
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	1M USD SOFR+	3.25%	0.50%	7.94%	6/29/2029	762,038	734,081	763,806
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	8.57%	10/16/2026	1,443,325	1,443,325	1,411,933
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.17%	11/16/2029	5,305,500	5,215,591	5,306,985
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan (5/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.16%	11/1/2030	621,875	613,650	623,622
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	8.62%	10/4/2028	975,000	972,491	915,018
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	14.77%	5/25/2026	35,166	34,709	30,038
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+	5.25%	0.75%	10.10%	8/2/2029	2,974,675	2,957,251	2,929,728
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.38%	0.50%	8.95%	10/4/2029	1,473,918	1,383,648	1,481,081

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	9.00%	3/25/2028	483,750	481,157	460,873
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	10.19%	11/30/2028	3,114,554	3,067,307	3,000,344
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.17%	12/1/2028	1,911,111	1,770,962	1,923,056
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	10.04%	12/15/2028	3,902,444	3,794,546	3,767,809
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+	3.50%	0.00%	8.59%	6/17/2031	6,305,000	6,278,762	6,312,881
DTZ U.S. Borrower, LLC	Construction & Building	2024-3 Term Loan (09/24)	Loan	1M USD SOFR+	3.25%	0.50%	7.82%	1/31/2030	1,097,250	1,074,013	1,097,250
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (06/24)	Loan	1M USD SOFR+	3.00%	0.50%	7.57%	1/31/2030	2,014,107	2,012,682	2,026,695
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	8.95%	4/11/2031	1,435,714	1,415,334	1,439,907
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.25%	0.50%	7.82%	8/16/2028	972,613	970,107	975,530
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.42%	11/23/2028	1,950,000	1,947,987	1,923,188
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan B (05/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	4/7/2028	2,155,371	2,151,733	2,167,700
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	7.69%	11/1/2028	487,500	486,305	490,396
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	11.19%	12/14/2025	2,137,656	2,120,001	2,130,089
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	7.57%	3/30/2029	2,993,180	2,946,385	2,962,919
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	6M USD SOFR+	2.50%	0.00%	6.93%	5/31/2030	992,500	988,384	994,048
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.57%	4/23/2031	2,000,000	1,981,375	2,002,500
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	8.27%	2/10/2028	2,418,750	2,413,091	1,615,386

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	6M USD SOFR+	2.75%	0.50%	8.01%	10/31/2029	1,480,034	1,466,934	1,486,517
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+	6.00%	0.50%	11.26%	10/6/2029	956,250	896,755	674,453
Equiniti Group PLC	Services: Business	Term Loan B	Loan	6M USD SOFR+	4.50%	0.50%	10.01%	12/11/2028	972,500	966,227	983,441
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	3.25%	0.50%	7.84%	10/30/2030	1,125,000	1,110,023	1,130,625
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	First Lien TLB	Loan	1M USD SOFR+	4.00%	0.00%	8.57%	2/12/2031	498,750	494,258	501,618
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	6/27/2029	2,795,563	2,793,146	2,808,842
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	9.85%	3/30/2027	4,825,000	4,789,935	4,656,125
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+	3.00%	0.00%	7.60%	3/5/2029	5,066,194	5,058,251	5,081,139
First Student Bidco Inc.	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	7.87%	7/21/2028	709,476	706,391	712,449
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	3.00%	0.50%	7.87%	7/21/2028	216,966	216,012	217,875
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	5.25%	1.00%	9.92%	2/5/2029	1,194,000	1,163,022	1,197,486
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan B3 (11/23)	Loan	3M USD SOFR+	2.00%	0.50%	6.60%	11/25/2030	3,721,875	3,712,626	3,741,266
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	9.00%	1.00%	13.74%	5/6/2025	355,828	350,854	352,270
Franchise Group, Inc. (c)	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+	4.75%	0.75%	10.39%	3/10/2026	827,674	825,253	460,543
Franchise Group, Inc. (c)	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	9.57%	3/10/2026	3,041,686	2,974,951	1,692,485
Franchise Group, Inc. (d)	Services: Consumer	Term Loan DIP New Money	Loan	1M USD SOFR+	9.00%	1.00%	0.00%	5/6/2025	-	(7,194)	2,572
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	4/25/2031	4,241,841	4,235,807	4,257,748
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.57%	9/16/2031	1,915,000	1,914,548	1,912,855

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Garrett LX III S.a r.l.	Automotive	Term Loan	Loan	3M USD SOFR+	2.75%	0.50%	7.34%	4/30/2028	1,455,000	1,451,205	1,464,094
Gemini HDPE LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/20)	Loan	3M USD SOFR+	3.00%	0.50%	7.85%	12/31/2027	2,101,237	2,092,761	2,102,813
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	2.00%	0.00%	6.60%	4/10/2031	1,500,000	1,492,864	1,503,900
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	7.17%	8/27/2025	2,374,877	2,316,895	2,371,243
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan (05/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.09%	10/4/2030	453,688	451,738	456,524
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	12.07%	7/31/2029	4,821,101	4,750,449	4,681,289
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	6.32%	5/30/2031	942,594	942,594	943,499
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	3M USD SOFR+	5.25%	0.75%	10.10%	12/1/2027	1,800,000	1,791,369	1,494,000
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	1M USD SOFR+	4.75%	0.00%	9.47%	4/30/2028	1,248,518	784,356	1,108,060
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	1M USD SOFR+	4.75%	0.00%	9.47%	4/30/2028	1,724,144	1,651,504	684,485
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	7.07%	8/4/2027	830,576	827,963	833,766
Great Outdoors Group, LLC	Retail	Term Loan B2	Loan	1M USD SOFR+	3.75%	0.75%	8.44%	3/6/2028	962,725	960,449	966,133
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	1/24/2029	142,813	142,636	143,438
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	2/25/2030	2,793,711	2,793,267	2,806,283
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	1M USD SOFR+	4.75%	0.75%	9.44%	5/27/2028	2,418,409	2,123,407	2,220,197
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	5/12/2030	247,505	246,479	247,299
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	8.34%	6/30/2028	2,088,230	2,037,051	1,851,028

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.25%	0.50%	6.82%	7/14/2028	2,723,502	2,721,899	2,730,665
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	6.34%	11/8/2030	1,500,000	1,496,904	1,508,820
Hilton Grand Vacations Borrower LLC	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	8.18%	8/2/2028	500,000	500,000	502,500
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	6.75%	0.50%	11.32%	4/12/2029	3,077,445	3,075,506	3,038,331
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	8.44%	11/17/2028	2,195,737	2,190,375	2,143,237
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.63%	3/29/2030	5,790,000	5,702,726	5,799,669
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B-1	Loan	3M USD SOFR+	3.50%	0.50%	8.02%	2/26/2029	2,456,093	2,247,201	2,462,233
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.07%	2/15/2031	2,985,000	2,971,677	2,996,850
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	8.07%	3/2/2028	4,738,026	4,734,054	4,682,733
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	Prime	2.25%	0.50%	10.00%	11/1/2028	2,446,324	2,438,849	2,448,624
INDY US BIDCO, LLC	Services: Business	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.00%	8.44%	3/6/2028	2,176,438	2,175,863	2,166,100
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	8.42%	3/13/2030	493,750	489,613	493,750
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	2/18/2030	992,500	984,319	996,847
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.92%	4/2/2029	2,701,299	2,651,063	2,703,001
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	10/27/2028	487,500	487,456	489,328
Ingram Micro Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	7.56%	9/17/2031	693,439	689,349	699,507
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+	5.00%	1.00%	9.60%	10/30/2031	3,308,125	3,228,689	3,312,260

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	8.44%	2/4/2027	477,500	476,860	474,516
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.75%	0.75%	7.42%	12/15/2027	492,487	489,079	494,511
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	7.15%	4/13/2028	1,348,264	977,195	235,946
Isolved Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.84%	10/15/2030	621,879	616,218	626,356
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B (10/24)	Loan	3M USD SOFR+	2.00%	0.00%	6.51%	1/26/2028	3,850,000	3,849,305	3,864,823
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B	Loan	1M USD SOFR+	4.25%	0.75%	9.05%	3/1/2028	2,902,500	2,862,195	2,905,228
JP Intermediate B, LLC (b)	Consumer goods: Non-durable	Term Loan 7/23	Loan	Prime	6.50%	1.00%	14.25%	11/20/2027	3,413,673	3,401,805	164,300
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	9.72%	2/12/2026	1,447,500	1,446,962	1,381,335
Kodiak BP, LLC	Construction & Building	Term Loan B2	Loan	1M USD SOFR+	3.25%	0.75%	7.94%	3/13/2028	482,347	481,620	482,467
Kodiak BP, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	3/13/2028	497,500	495,285	497,420
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	1M USD SOFR+	3.00%	0.50%	7.62%	4/10/2030	987,550	962,956	992,488
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.50%	0.50%	8.35%	9/1/2027	482,603	477,180	482,603
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	8.00%	9/27/2027	1,127,568	653,045	146,584
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+	3.75%	0.50%	8.49%	2/23/2029	994,406	980,719	976,388
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	5.69%	12/31/2027	363,957	363,957	140,123
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.42%	2/16/2029	2,456,567	2,110,430	2,362,407

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	10.24%	8/26/2027	1,597,089	1,592,497	1,547,180
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	9.55%	3/17/2028	967,500	965,961	965,081
LOYALTY VENTURES INC. (b)	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,904,521	211,231
LPL Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1	Loan	1M USD SOFR+	1.75%	0.00%	6.52%	11/11/2026	1,186,065	1,185,668	1,185,816
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.19%	10/15/2028	1,724,904	1,708,336	1,735,254
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.09%	6/14/2030	973,382	961,021	979,466
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan Extended	Loan	3M USD SOFR+	5.25%	0.75%	9.85%	3/31/2029	2,706,059	2,641,182	2,732,280
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	7.04%	4/15/2029	1,612,346	1,611,691	1,506,544
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	7.04%	4/15/2030	1,612,346	1,611,682	1,493,435
MAGNITE, INC.	Services: Business	Term Loan B (09/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	2/6/2031	3,241,875	3,212,215	3,274,294
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	4/1/2031	1,313,781	1,313,781	1,315,016
Match Group, Inc, The	Services: Consumer	Term Loan (1/20)	Loan	3M USD SOFR+	1.75%	0.00%	6.71%	2/13/2027	250,000	249,794	249,688
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	5.00%	0.50%	9.57%	10/3/2030	1,990,000	1,870,928	1,898,460
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	2/28/2028	3,415,608	3,345,894	3,435,521
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	3M USD SOFR+	4.00%	0.50%	8.60%	8/1/2031	1,299,171	1,290,698	1,314,709
MedAssets Software Inter Hldg, Inc.	High Tech Industries	FINThrive Software Intermediate Holdings Inc.	Loan	1M USD SOFR+	4.00%	0.50%	9.36%	12/18/2028	-	5,230	-
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	9.12%	4/8/2028	2,423,612	2,412,391	1,785,475

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.57%	3/21/2031	498,750	496,372	502,805
MKS Instruments, Inc.	High Tech Industries	Term Loan B (07/24)	Loan	1M USD SOFR+	2.25%	0.50%	6.84%	8/17/2029	1,336,407	1,334,304	1,343,423
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.00%	0.00%	8.57%	3/28/2028	492,500	478,031	494,194
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	9.68%	6/1/2030	2,971,316	2,628,009	2,888,683
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	9.10%	9/28/2030	500,000	495,581	505,625
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Term Loan B (08/21)	Loan	3M USD SOFR+	4.25%	0.50%	9.03%	9/1/2028	2,939,394	2,744,556	2,146,081
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+	2.75%	0.50%	7.35%	11/23/2028	2,917,838	2,913,688	2,915,766
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.92%	2/22/2029	2,947,103	2,483,465	2,733,438
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD SOFR+	3.50%	0.00%	9.02%	11/14/2025	3,278,801	3,272,511	3,237,816
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.45%	3/2/2028	87,464	87,236	86,443
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	1M USD SOFR+	3.75%	0.75%	8.42%	3/2/2028	2,687,310	2,682,245	2,655,949
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	7.19%	9/18/2026	635,091	632,598	636,958
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	12.89%	8/9/2026	2,404,573	2,390,217	1,890,595
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.32%	9/12/2029	973,750	970,732	974,363
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	6M USD SOFR+	3.25%	0.00%	7.66%	4/3/2028	488,548	484,738	493,228
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	9.69%	12/22/2028	1,950,000	1,940,284	1,901,250
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	8.17%	2/23/2029	2,448,552	2,369,471	2,313,049

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	1.75%	0.50%	6.44%	1/31/2030	925,633	903,173	926,984
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	8.07%	5/2/2030	493,750	485,406	491,592
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	2.75%	0.00%	7.36%	3/17/2031	1,194,000	1,192,946	1,201,833
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B4 (05/24)	Loan	1M USD SOFR+	2.50%	0.00%	7.07%	9/24/2028	921,247	918,888	927,152
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	9.60%	7/6/2028	941,176	935,433	865,882
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.33%	2/28/2030	2,464,969	2,443,742	2,445,964
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.85%	8/1/2029	2,954,924	2,624,512	2,778,870
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.00%	8.44%	3/31/2027	477,821	473,330	400,237
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	6.57%	7/18/2031	792,504	791,446	790,895
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	4.00%	0.50%	8.59%	2/28/2029	976,067	974,938	984,003
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+	3.25%	0.50%	8.10%	12/29/2028	1,463,382	1,459,636	1,419,320
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.42%	5/3/2029	977,500	974,252	979,455
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.42%	2/1/2028	5,195,081	5,186,501	4,869,557
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.74%	12/23/2028	2,936,095	2,885,602	1,178,108
Pitney Bowes Inc	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.00%	0.00%	8.69%	3/17/2028	3,869,748	3,851,488	3,908,445
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	6.82%	12/1/2028	1,795,294	1,790,211	1,801,183
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	7.44%	3/13/2028	4,342,500	4,337,712	4,358,350

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	9.06%	4/21/2029	1,960,000	1,953,553	1,958,785
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B (10/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	11/3/2031	482,575	481,320	485,591
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	9.44%	2/12/2028	4,020,266	3,999,162	4,002,697
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.75%	0.50%	8.44%	12/15/2028	2,925,000	2,909,258	2,934,331
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.91%	10/14/2030	1,990,013	1,972,697	1,994,052
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	1M USD SOFR+	4.75%	0.50%	9.32%	5/16/2031	2,910,206	2,894,086	2,911,108
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	8.10%	12/28/2027	482,490	481,373	476,623
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	9.94%	7/20/2029	982,500	931,073	876,724
Propulsion (BC) Finco	Aerospace & Defense	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.87%	9/14/2029	744,318	737,577	750,369
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	9.32%	3/15/2030	466,953	466,078	466,855
Quartz AcquireCo, LLC	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	2.75%	0.00%	7.35%	6/28/2030	1,238,120	1,229,494	1,242,763
Quikrete Holdings, Inc.	Construction & Building	Quikrete 3/24 (2031)	Loan	1M USD SOFR+	2.50%	0.00%	7.07%	4/14/2031	995,000	992,642	993,508
R1 RCM INC.	Healthcare & Pharmaceuticals	Term Loan (12/23)	Loan	1M USD SOFR+	3.00%	0.00%	8.36%	6/21/2029	1,200,000	1,185,480	1,204,200
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	11.00%	5/15/2028	548,287	543,428	563,069
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.50%	5/15/2028	2,045,392	1,104,879	1,238,751
RAND PARENT LLC	Transportation: Cargo	Term Loan B	Loan	3M USD SOFR+	3.75%	0.00%	8.35%	3/16/2030	2,462,578	2,389,704	2,473,980
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.69%	4/24/2028	970,000	969,177	963,210

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+	2.75%	0.50%	7.34%	2/17/2028	1,845,141	1,818,512	1,849,754
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.29%	7/15/2028	2,894,682	2,767,068	2,677,581
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	10.38%	7/15/2028	339,588	335,009	339,870
Resideo Funding Inc.	Services: Consumer	Term Loan B (05/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.59%	2/11/2028	674,488	674,193	674,772
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	11.37%	4/30/2027	1,953,393	1,953,393	1,782,471
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	7.19%	10/20/2028	3,401,078	3,397,811	3,315,336
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.42%	2/4/2027	1,027,008	1,027,008	1,031,865
Russell Investments US Inst’l Holdco, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.59%	5/30/2027	5,756,457	5,744,770	5,416,481
RV Retailer LLC	Automotive	Term Loan	Loan	3M USD SOFR+	3.75%	0.75%	8.50%	2/8/2028	2,905,350	2,874,547	2,706,333
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	9/15/2031	1,455,934	1,448,107	1,461,029
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	9.70%	3/10/2028	2,414,925	2,380,406	2,411,061
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	6.32%	2/28/2030	492,500	489,527	491,678
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.44%	4/20/2028	949,942	947,430	949,942
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	7.59%	4/4/2029	492,500	491,808	493,978
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	3M USD SOFR+	3.00%	0.00%	7.59%	7/31/2031	987,500	980,541	994,087
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.35%	11/5/2028	500,000	499,272	502,145
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	8.44%	8/28/2028	1,940,000	1,935,152	1,244,219

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.41%	3/23/2030	1,260,861	1,256,216	1,264,014
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	8.07%	4/1/2029	510,361	507,388	513,551
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan (04/21)	Loan	1M USD SOFR+	3.25%	0.75%	7.91%	8/2/2030	1,945,000	1,939,725	1,955,036
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.92%	3/31/2028	1,940,000	1,929,743	1,920,600
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	9.26%	3/4/2028	2,895,000	2,886,625	2,441,585
SRAM, LLC	Consumer goods: Durable	Term Loan (05/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.44%	5/12/2028	2,269,091	2,267,265	2,277,600
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	1.75%	0.50%	6.35%	9/22/2028	412,750	410,577	414,719
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.69%	9/4/2029	4,274,263	4,218,826	4,064,098
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	3.75%	0.00%	8.35%	9/27/2030	1,243,750	1,227,427	1,219,907
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	8.07%	4/17/2028	486,250	485,953	487,971
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.44%	12/1/2028	972,500	966,461	977,061
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.32%	3/27/2031	497,500	492,777	502,475
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	8.94%	8/2/2028	2,116,481	2,050,738	2,137,646
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	8.85%	4/24/2028	2,426,216	2,425,683	2,401,953
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	9.35%	4/2/2029	982,494	975,193	984,646
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.44%	7/7/2028	972,500	971,438	973,716
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	1.00%	9.32%	3/13/2031	3,482,500	3,449,222	3,506,460

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	6M USD SOFR+	6.00%	0.00%	10.27%	5/25/2028	1,865,000	1,865,000	1,701,813
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	11/15/2030	385,981	382,642	387,429
TIBCO Software Inc	High Tech Industries	Term Loan (Cov-Lite) (10/24)	Loan	3M USD SOFR+	3.75%	0.50%	8.31%	3/21/2031	500,000	499,418	502,155
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+	5.50%	0.75%	10.36%	6/14/2028	3,154,143	2,816,614	2,860,808
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.94%	4/15/2028	2,290,329	2,177,065	2,289,092
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+	5.50%	1.50%	10.11%	11/30/2028	80,509	79,712	82,120
Tosca Services, LLC (c)	Containers, Packaging & Glass	Superpriority Second-Out Term Loan B	Loan	1M USD SOFR+	1.50%	0.00%	6.21%	11/30/2028	2,704	6,281	2,393
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B7 (02/24)	Loan	1M USD SOFR+	2.00%	0.50%	6.57%	12/1/2028	605,987	605,312	605,987
TRITON WATER HOLDINGS, INC.	Beverage, Food & Tobacco	Term Loan (03/21)	Loan	3M USD SOFR+	3.25%	0.50%	8.12%	3/31/2028	1,451,255	1,447,149	1,461,138
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	3M USD SOFR+	2.50%	0.00%	7.10%	9/30/2031	346,923	346,577	348,144
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (04/24)	Loan	3M USD SOFR+	2.75%	0.00%	7.35%	4/4/2029	1,995,000	1,978,673	2,002,481
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	8.67%	11/2/2027	937,456	934,128	905,433
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan B (09/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.82%	2/25/2028	1,241,514	1,238,397	1,246,170
Unimin Corporation	Metals & Mining	Term Loan (12/20)	Loan	3M USD SOFR+	4.00%	1.00%	8.85%	7/31/2026	496,815	485,857	495,573
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	8.19%	1/31/2029	2,409,561	2,407,226	2,415,584
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.85%	6/25/2029	244,375	239,031	245,394
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	1M USD SOFR+	5.00%	0.75%	9.67%	1/19/2029	2,300,808	2,249,748	2,166,118

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	3M USD SOFR+	7.75%	1.00%	12.35%	6/15/2030	1,291,273	1,290,689	1,222,681
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	8.78%	8/20/2025	1,343,028	1,341,803	1,254,563
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.75%	0.75%	7.32%	12/6/2030	975,175	972,727	977,886
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	9.07%	3/5/2029	2,944,786	2,893,239	2,565,292
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	6.94%	9/28/2028	2,582,727	2,578,170	2,581,927
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	6.57%	12/20/2030	1,875,222	1,869,672	1,884,242
VM Consolidated, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.82%	3/24/2028	1,823,697	1,823,255	1,832,815
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	6.92%	12/15/2028	492,468	485,253	494,009
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	1M USD SOFR+	1.75%	0.00%	6.32%	1/24/2031	1,250,000	1,249,986	1,248,700
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+	3.50%	0.50%	8.09%	3/2/2028	2,728,183	2,721,055	2,748,153
WeddingWire, Inc.	Services: Consumer	Term Loan (09/23)	Loan	1M USD SOFR+	4.50%	0.00%	9.07%	1/29/2028	4,784,879	4,783,712	4,805,837
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.69%	4/1/2028	2,902,913	2,897,842	2,906,541
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+	3.50%	0.00%	8.10%	8/1/2030	496,256	496,256	501,715
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.32%	5/24/2030	990,019	985,956	994,355
Xperi Corporation	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.61%	6/8/2028	1,864,531	1,862,101	1,869,193
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.82%	3/9/2027	975,000	961,738	936,868
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan 4/21	Loan	3M USD SOFR+	3.25%	0.50%	8.14%	11/1/2028	1,852,261	1,844,855	1,859,781

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2024

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.85%	1/24/2031	1,446,759	1,445,713	1,451,504
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	9.84%	2/8/2028	1,965,000	1,896,455	1,989,563
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	6.60%	1/29/2029	486,250	485,654	486,549
TOTAL INVESTMENTS										$551,522,106	$525,731,937

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	26,917,052	$26,917,052	$26,917,052
Total cash and cash equivalents	26,917,052	$26,917,052	$26,917,052

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of November 30, 2024.

(b)	As of November 30, 2024, the investment was in default and on non-accrual status.

(c)	Investments include Payment-in-Kind Interest.

(d)	All or a portion of this investment has an unfunded commitment as of November 30, 2024.

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of November 30, 2024 was 4.53%.

3M SOFR - The 3-month SOFR rate as of November 30, 2024 was 4.47%.

6M SOFR - The 6-month SOFR rate as of November 30, 2024 was 4.38%.

Prime - The Prime Rate as of November 30, 2024 was 7.75%.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of November 30, 2024, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of November 30, 2024 and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.2 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $4.8 million and $9.4 million, respectively.

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

For the three months ended November 30, 2024 and November 30, 2023, the Company earned $0.4 million and $0.4 million, respectively, of interest income related to SLF JV, which is included in interest income on control investments. For the nine months ended November 30, 2024 and November 30, 2023, the Company earned $1.3 million and $1.3 million, respectively, of interest income related to SLF JV, which is included in interest income on control investments. As of November 30, 2024 and February 29, 2024, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the consolidated statements of assets and liabilities.

For the three months ended November 30, 2024 and November 30, 2023, the Company earned $0.9 million and $1.3 million, respectively, of dividend income related to SLF JV, which is included in dividend income on control investments. For the nine months ended November 30, 2024 and November 30, 2023, the Company earned $3.2 million and $4.7 million, respectively, of dividend income related to SLF JV, which is included in dividend income on control investments. As of November 30, 2024 and February 29, 2024, $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the consolidated statements of assets and liabilities.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of November 30, 2024 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

Deferred tax assets and liabilities, and related valuation allowance as of November 30, 2024 and February 29, 2024 were as follows:

	November 30, 2024	February 29, 2024
Total deferred tax assets	$1,606,915	$2,650,580
Total deferred tax liabilities	(4,649,058)	(3,901,995)
Valuation allowance on net deferred tax assets	(1,539,238)	(2,539,735)
Net deferred tax liability	$(4,581,381)	$(3,791,150)

As of November 30, 2024, the valuation allowance on deferred tax assets was $1.5 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended November 30, 2024 includes $0.1 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.03 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended November 30, 2023 includes $0.4 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.2 million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the nine months ended November 30, 2024 includes $0.7 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.1 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the nine months ended November 30, 2023 includes $0.6 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and ($0.0) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three months ended November 30, 2024 and November 30, 2023:

	For the three months ended		For the nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Current
Federal	$-	$-	$-	$-
State	-	-		-
Net current expense	-	-	-	-
Deferred
Federal	86,609	699,986	677,189	661,245
State	76,892	(64,192)	113,042	(55,512)
Net deferred expense	163,501	635,794	790,231	605,733
Net tax provision	$163,501	$635,794	$790,231	$605,733

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

For the three months ended November 30, 2024 and November 30, 2023, the Company incurred $4.4 million and $4.9 million in base management fees, respectively. For the three months ended November 30, 2024 and November 30, 2023, the Company incurred $3.1 million and $3.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2024 and November 30, 2023, the Company accrued an expense (benefit) of $0.0 million and ($1.0) million in incentive fees related to capital gains.

For the nine months ended November 30, 2024 and November 30, 2023, the Company incurred $14.2 million and $14.3 million in base management fees, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the Company incurred $11.2 million and $9.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the Company accrued an expense (benefit) of $0.0 million and ($5.0) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2024, the base management fees accrual was $4.4 million and the incentive fees accrual was $3.1 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2024, the base management fees accrual was $5.0 million and the incentive fees accrual was $3.2 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2024 and November 30, 2023, the Company recognized $1.3 million and $1.1 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. For the nine months ended November 30, 2024 and November 30, 2023, the Company recognized $3.5 million and $2.8 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of November 30, 2024 and February 29, 2024, $0.8 million and $0.5 million, respectively, of administrator expenses were accrued and included in due to manager in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2024 and November 30, 2023, the Company recognized management fee income of $0.8 million and $0.8 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recognized management fee income of $2.4 million and $2.5 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2024 and November 30, 2023, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of November 30, 2024, the Company’s investment in the SLF JV had a fair value of $21.0 million, consisting of an unsecured loan of $16.2 million and membership interest of $4.8 million. As of November 30, 2023, the Company’s investment in the SLF JV had a fair value of $25.4 million, consisting of an unsecured loan of $17.6 million and membership interest of $7.8 million. For the three months ended November 30, 2024, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of November 30, 2024. For the three months ended November 30, 2023, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of November 30, 2023. For the three months ended November 30, 2024, the Company had $0.9 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities as of November 30, 2024. For the three months ended November 30, 2023, the Company had $1.3 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities and Liabilities as of November 30, 2023.

For the nine months ended November 30, 2024, the Company had $1.3 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of November 30, 2024. For the nine months ended November 30, 2023, the Company had $1.3 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of November 30, 2023. For the nine months ended November 30, 2024, the Company had $3.2 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities as of November 30, 2024. For the nine months ended November 30, 2023, the Company had $4.7 million of dividend income related to SLF JV, of which $0.0 million was included in dividend receivable on the consolidated statements of assets and liabilities as of November 30, 2023.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 160.1% as of November 30, 2024 and 161.1% as of February 29, 2024.

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

As of November 30, 2024 and February 29, 2024, there were $32.5 million and $35.0 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended November 30, 2024 and November 30, 2023, we recorded $0.8 million and $0.9 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2024 and November 30, 2023, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.40% and 9.79%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $32.5 million and $35.0 million, respectively.

For the nine months ended November 30, 2024 and November 30, 2023, we recorded $2.6 million and $3.0 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2024 and November 30, 2023, we recorded $0.3 million and $0.3 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 9.73% and 9.62%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $33.3 million and $38.9 million, respectively.

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

Our borrowing base under the Encina Credit Facility is $85.1 million subject to the Encina Credit Facility cap of $65.0 million at November 30, 2024. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the November 30, 2024 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

Live Oak Facility

On March 27, 2024, the Company and its wholly owned special purpose subsidiary, SIF III, entered into a credit and security agreement (the “Live Oak Credit Agreement”), by and among SIF III, as borrower, the Company, as collateral manager and equityholder, the lenders from time to time parties thereto, Live Oak, as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator, relating to Live Oak Credit Facility.

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

As of November 30, 2024 there was $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended November 30, 2024, we recorded $0.5 million of interest expense related to the Live Oak Credit Facility, which includes commitment and administrative agent fees. For the three months ended November 30, 2024, we recorded $0.1 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 9.00%, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $20.0 million.

For the nine months ended November 30, 2024, we recorded $1.4 million of interest expense related to the Live Oak Credit Facility, which includes commitment and administrative agent fees. For the nine months ended November 30, 2024, we recorded $0.2 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 9.34%, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $17.3 million.

Our borrowing base under the Live Oak Credit Facility is $86.4 million subject to the Live Oak Credit Facility cap of $75.0 million at November 30, 2024. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the November 30, 2024 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of November 30, 2024, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $66.7 million, respectively, and have $214.0 million in SBA-guaranteed debentures outstanding, of which $175.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

As noted above, as of November 30, 2024, there was $214.0 million of SBA debentures outstanding and as of February 29, 2024, there was $214.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $1.8 million and $1.6 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $0.2 million and $0.3 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2024 and November 30, 2023 on the outstanding borrowings of the SBA debentures was 3.30% and 3.25%, respectively. During the three months ended November 30, 2024 and November 30, 2023, the average dollar amount of SBA debentures outstanding was $214.0 million and $200.4 million, respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $5.3 million and $4.6 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $0.7 million and $0.7 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2024 and November 30, 2023 on the outstanding borrowings of the SBA debentures was 3.33% and 3.01%, respectively. During the nine months ended November 30, 2024 and November 30, 2023, the average dollar amount of SBA debentures outstanding was $214.0 million and $201.7 million, respectively.

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

As of November 30, 2024, the total amount of 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 7.75% 2025 Notes was $5.0 million and $5.0 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $0.3 million and $0.3 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

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

As of November 30, 2024, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.5 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $14.2 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $0.7 million and $0.7 million, respectively, of interest expense and $0.05 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

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

As of November 30, 2024, the total amount of 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $168.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $163.4 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.08 million and $0.08 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $5.7 million and $5.7 million, respectively, of interest expense, $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs and $0.2 million and $0.2 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

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

As of November 30, 2024, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $69.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.02 million and $0.02 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $2.4 million and $2.4 million, respectively, of interest expense, $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.08 million and $0.08 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

As of November 30, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $103.4 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $4.7 million and $4.7 million, respectively, of interest expense, $0.6 million and $0.6 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

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

As of November 30, 2024, the total amount of 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $11.8 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense, $0.03 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $0.6 million and $0.6 million, respectively, of interest expense, $0.1 million and $0.09 million, respectively, of amortization of deferred financial costs and $0.09 million and $0.08 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

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

As of November 30, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.1 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $2.8 million and $2.8 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

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

As of November 30, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.1 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.8 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $3.7 million and $3.7 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million respectively.

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

As of November 30, 2024, the total amount of 8.75% 2025 Notes outstanding was $20.0 million. The 8.75% 2025 Notes are not listed. The carrying amount of the outstanding 8.75% 2025 Notes had a fair value of $20.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.75% 2025 Notes was $20.0 million and $20.1 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $0.4 million and $0.4 million, respectively, of interest expense, $0.03 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.2 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023 the average dollar amount of 8.75% 2025 Notes outstanding was $20.0 million and $20.0 million respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $1.3 million and $1.1 million, respectively, of interest expense, $0.08 million and $0.0 million, respectively, of amortization of deferred financial costs and $0.08 million and $0.4 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023 the average dollar amount of 8.75% 2025 Notes outstanding was $20.0 million and $16.7 million respectively.

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

As of November 30, 2024, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of November 30, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.6 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the three months ended November 30, 2024 and November 30, 2023, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2024 and November 30, 2023 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million respectively.

For the nine months ended November 30, 2024 and November 30, 2023, the Company recorded $3.7 million and $3.1 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2024 and November 30, 2023 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $47.8 million respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2025 (as of November 30, 2024)	$32,500	$1,601	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2025 (as of November 30, 2024)	$20,000	$1,601	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
Fiscal year 2013 (as of February 28, 2013)	$-	$-	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$-	$-	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$-	$-	-	N/A
Fiscal year 2010 (as of February 28, 2010)	$-	$-	-	N/A
Fiscal year 2009 (as of February 28, 2009)	$-	$-	-	N/A
Fiscal year 2008 (as of February 29, 2008)	$-	$-	-	N/A
Fiscal year 2007 (as of February 28, 2007)	$-	$-	-	N/A
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2025 (as of November 30, 2024)	$20,000	$1,601	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.00% Notes due 2025
Fiscal year 2025 (as of November 30, 2024)	$12,000	$1,601	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2025 (as of November 30, 2024)	$5,000	$1,601	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2025 (as of November 30, 2024)	$175,000	$1,601	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2025 (as of November 30, 2024)	$75,000	$1,601	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2025 (as of November 30, 2024)	$105,500	$1,601	-	$24.29	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2025 (as of November 30, 2024)	$15,000	$1,601	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2025 (as of November 30, 2024)	$46,000	$1,601	-	$25.22	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2025 (as of November 30, 2024)	$60,375	$1,601	-	$25.28	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2025 (as of November 30, 2024)	$57,500	$1,601	-	$25.42	(16)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(16)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.
(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.
(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.
(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(6)	Not applicable for credit facility because not registered for public trading.
(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.
(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.
(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.
(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.
(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.
(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.
(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.
(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.
(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.
(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2024:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	20,000	-	20,000	-	-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	12,000	-	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$837,875	$37,000	$514,375	$72,500	$214,000

Off-Balance Sheet Arrangements

As of November 30, 2024 and February 29, 2024, the Company’s off-balance sheet arrangements consisted of $128.1 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2024 and February 29, 2024 is shown in the table below (dollars in thousands):

	November 30, 2024	February 29, 2024
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000	-
Davisware, LLC	1,000	-
Granite Comfort, LP	-	750
JDXpert	4,500	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,200	1,898
Procurement Partners, LLC	-	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	-	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$75,748	$77,696

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,653	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	1,500	2,000
BQE Software, Inc.	2,250	3,250
C2 Educational Systems	-	3,000
Cloudpermit Intermediate Holding Company	5,000	-
Davisware, LLC	2,000	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	2,500	2,500
Granite Comfort, LP	11,637	11,637
Inspect Point Holding, LLC	1,500	1,500
Modis Dental Partners OpCo, LLC	8,900	-
Pepper Palace, Inc. - Revolver	600	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	7,319	15,319
Zollege PBC	-	150
	52,341	54,733
Total	$128,089	$132,429

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2024, the Company had cash and cash equivalents of $147.6 million, $32.5 million in available borrowings under the Encina Credit Facility, and $55.0 million in available borrowings under the Live Oak Credit Facility.

Note 10. Directors Fees

The independent directors each receive an annual fee of $70,000. They also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $12,500 and the chairman of each other committee of the board of directors receives an annual fee of $6,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended November 30, 2024 and November 30, 2023, the Company incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the Company incurred $0.3 million and $0.3 million for directors’ fees and expenses, respectively. As of November 30, 2024 and February 29, 2024, $0.0 million and $0.0 million in directors’ fees and expenses were accrued and unpaid, respectively. As of November 30, 2024, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 7, 2025, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2026. As of November 30, 2024, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and nine months ended November 30, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of November 30, 2024, the Company sold 6,652,316 shares for gross proceeds of $175.5 million at an average price of $26.37 for aggregate net proceeds of $173.9 million (net of transaction costs). During the three and nine months ended November 30, 2024, the Company sold 108,438 shares for gross proceeds of $2.9 million at an average price of $27.07 for aggregate net proceeds of $2.9 million (net of transaction costs).

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offfering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,327	2,327
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779,040)	779,040	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Stock dividend distribution	45,490	45	987,527	-	987,572
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082
Increase (Decrease) from Operations:
Net investment income	-	-	-	18,197,398	18,197,398
Net realized gain (loss) from investments	-	-	-	(33,448,727)	(33,448,727)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	28,728,155	28,728,155
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(159,187)	(159,187)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,137,233)	(10,137,233)
Capital Share Transactions:
Stock dividend distribution	46,803	47	1,018,307	-	1,018,354
Balance at August 31, 2024	$13,745,769	$13,746	$373,087,033	$(1,046,937)	$372,053,842
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,435,655	12,435,655
Net realized gain (loss) from investments	-	-	-	5,444,745	5,444,745
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,918,583)	(8,918,583)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(126,875)	(126,875)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,171,868)	(10,171,868)
Capital Share Transactions:
Proceeds from issuance of common stock	108,438	108	2,777,318	-	2,777,426
Capital contribution from Manager	-	-	199,652	-	199,652
Stock dividend distribution	54,999	55	1,214,181	-	1,214,236
Offering costs	-	-	(42,575)	-	(42,575)
Balance at November 30, 2024	$13,909,206	$13,909	$377,235,609	$(2,383,863)	$374,865,655

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and nine months ended November 30, 2024 and November 30, 2023 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Net increase (decrease) in net assets resulting from operations	$8,835	$(4,056)	$28,763	$3,627
Weighted average common shares outstanding	13,789,951	13,052,896	13,733,008	12,355,815
Weighted average earnings (loss) per common share	$0.64	$(0.31)	$2.09	$0.29

Note 13. Dividend

On November 7, 2024, the Company declared a dividend of $0.74 per share for the quarter ended November 30, 2024, and a special dividend of $0.35 per share, both dividends payable on December 19, 2024, to common stockholders of record on December 4, 2024. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

The following table summarizes dividends declared for the nine months ended November 30, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 7, 2024	December 4, 2024	December 19, 2024	$1.09	$15,549
August 22, 2024	September 11, 2024	September 26, 2024	0.74	10,172
May 23, 2024	June 13, 2024	June 27, 2024	0.74	10,137
Total dividends declared			$2.57	$35,858

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 15, 2023	December 11, 2023	December 28, 2023	$0.72	$8,888
August 14, 2023	September 14, 2023	September 28, 2023	0.71	9,287
May 22, 2023	June 13, 2023	June 29, 2023	0.70	8,352
Total dividends declared			$2.13	$26,527

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2024 and November 30, 2023:

Per share data	November 30, 2024	November 30, 2023
Net asset value at beginning of period	$27.12	$29.18
Net investment income(1)	3.27	3.57
Net realized and unrealized gain and losses on investments(1)	(1.18)	(3.27)
Realized losses on extinguishment of debt	-	(0.01)
Net increase in net assets resulting from operations	2.09	0.29
Distributions declared from net investment income	(2.21)	(2.10)
Total distributions to stockholders	(2.21)	(2.10)
Issuance of common stock at net asset value (2)	(0.01)	(0.30)
Capital contribution from Manager for the issuance of common stock (14)	0.02	0.36
Repurchases of common stock(3)	-	0.03
Dilution(4)	(0.06)	(0.04)
Net asset value at end of period	$26.95	$27.42
Net assets at end of period	$374,865,655	$359,558,749
Shares outstanding at end of period	13,909,206	13,114,977
Per share market value at end of period	$25.69	$26.21
Total return based on market value(5)(6)	20.19%	3.62%
Total return based on net asset value(5)(7)	9.77%	2.35%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	17.07%	17.15%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	8.13%	8.09%
Ratio of incentive management fees to average net assets(5)	3.03%	1.37%
Ratio of interest and debt financing expenses to average net assets(9)	13.99%	13.87%
Ratio of total expenses and income taxes to average net assets*(8)	25.15%	23.33%
Portfolio turnover rate(5)(10)	11.93%	1.80%
Asset coverage ratio per unit(11)	1,601	1,593
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.29	$23.34
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.22	$24.93
8.125% Notes Payable 2027	$25.28	$24.97
8.50% Notes Payable 2028	$25.42	$25.07

*	Certain prior period amounts have been reclassified to conform to current period presentation.
(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.
(14)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended November 30, 2024.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the elevated interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and an elevated interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	interest rate volatility, including an elevated interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

 On February 26, 2021, we completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, and extended its legal maturity to April 2033, and added a non-call period ending February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, we invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million CLO 2013-1 Warehouse 2 Loan were repaid. We also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provides $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of November 30, 2024 our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 29, 2024, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of November 30, 2024 and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.2 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $4.8 million and $9.4 million, respectively.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of November 30, 2024 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

Payment-in-Kind Interest

We may hold debt and preferred equity investments in our portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2024	February 29, 2024
	($ in millions)
Number of investments(1)	133	139
Number of portfolio companies(2)	48	55
Average investment per portfolio company(2)	$19.6	$20.1
Average investment size(1)	$7.2	$8.1
Weighted average maturity(3)	2.3 yrs	2.5 yrs
Number of industries (5)	40	43
Non-performing or delinquent investments (fair value)	$2.7	$18.9
Fixed rate debt (% of interest earning portfolio)(3)	$8.8(1.0)%	$5.5(0.5)%
Fixed rate debt (weighted average current coupon)(3)	8.0%	15.0%
Floating rate debt (% of interest earning portfolio)(3)	$834.9(99.0)%	$997.9(99.5)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	7.3%	7.5%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.
(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the three months ended November 30, 2024, we invested $84.4 million in new and existing portfolio companies and had $160.4 million in aggregate amount of exits and repayments resulting in net investments of $(76.0) million for the period. During the three months ended November 30, 2023, we invested $35.6 million in new and existing portfolio companies and had $2.1 million in aggregate amount of exits and repayments resulting in net investments of $33.5 million for the period.

During the nine months ended November 30, 2024, we invested $126.3 million in new and existing portfolio companies and had $296.2 million in aggregate amount of exits and repayments resulting in net investments of $(169.9) million for the period. During the nine months ended November 30, 2023, we invested $202.9 million in new and existing portfolio companies and had $19.2 million in aggregate amount of exits and repayments resulting in net repayments of $183.7 million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2024: and February 29, 2024: at fair value was as follows:

	November 30, 2024		February 29, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	86.8%	11.6%	85.7%	12.6%
Second lien term loans	0.6	16.8	1.6	5.1
Unsecured term loans	1.7	10.9	1.4	11.1
Structured finance securities	1.9	16.7	2.7	10.3
Equity interests	9.0	-	8.6	-
Total	100.0%	10.8%	100.0%	11.4%

 At November 30, 2024, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $1.3 million and constituted 0.1% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of November 30, 2024 and February 29, 2024, was composed of $558.8 million and $640.8 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of November 30, 2024, we also own $4.3 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

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

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2024, $515.5 million or 98.1% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.04 million. At February 29, 2024, $603.0 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two Saratoga CLO portfolio investments were in default with a fair value of $0.3 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2024 and February 29, 2024 was as follows:

Saratoga Investment Corp.

	November 30, 2024		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$857,217	89.3%	$1,000,298	87.8%
Yellow	1,103	0.1	12,643	1.1
Red	1,574	0.2	6,273	0.6
N/A(1)	100,199	10.4	119,580	10.5
Total	$960,093	100.0%	$1,138,794	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The CMR distribution of Saratoga CLO investments at November 30, 2024 and February 29, 2024 was as follows:

Saratoga CLO

	November 30, 2024		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$480,939	91.4%	$560,384	92.2%
Yellow	34,513	6.6	42,580	7.0
Red	8,371	1.6	3,568	0.6
N/A(1)	1,909	0.4	1,020	0.2
Total	$525,732	100.0%	$607,552	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2024 and February 29, 2024:

Saratoga Investment Corp.

	November 30, 2024		February 29, 2024
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$85,207	8.7%	$51,094	4.7%
Consumer Services	59,554	6.2	64,689	5.7
HVAC Services and Sales	58,367	6.1	59,208	5.2
Real Estate Services	51,803	5.4	52,350	4.6
Education Software	47,814	5.0	45,579	4.0
Healthcare Software	45,943	4.8	120,500	10.6
Dental Practice Management	35,428	3.7	40,235	3.5
Mental Healthcare Services	32,448	3.4	37,377	3.3
Restaurant	31,534	3.3	22,580	2.0
Health/Fitness Franchisor	30,009	3.1	32,032	2.8
Municipal Government Software	29,720	3.1	-	0.0
Education Services	27,784	2.9	25,819	2.3
Talent Acquisition Software	27,453	2.9	26,896	2.4
Employee Collaboration Software	26,686	2.8	14,150	1.2
Financial Services	26,415	2.8	26,276	2.3
Research Software	26,374	2.7	26,255	2.3
Architecture & Engineering Software	25,755	2.7	25,247	2.2
Association Management Software	25,366	2.6	24,089	2.1
Direct Selling Software	24,070	2.5	24,073	2.1
Mentoring Software	21,897	2.3	22,069	1.9
Investment Fund	20,952	2.2	25,222	2.2
Insurance Software	20,385	2.1	19,821	1.7
IT Services	18,810	2.0	78,422	6.9
Marketing Orchestration Software	18,433	1.9	18,420	1.6
Structured Finance Securities(1)	17,852	1.9	30,626	2.7
Corporate Education Software	17,742	1.8	18,026	1.6
Non-profit Services	16,429	1.7	16,267	1.4
Veterinary Services	12,672	1.3	4,753	0.4
Lead Management Software	11,641	1.2	12,120	1.1
Alternative Investment Management Software	11,586	1.2	10,779	0.9
Field Service Management	11,481	1.2	10,708	0.9
Fire Inspection Business Software	10,150	1.1	9,916	0.9
Financial Services Software	10,012	1.0	9,916	0.9
Industrial Products	8,726	0.9	9,095	0.8
Office Supplies	5,446	0.6	7,181	0.6
Cyber Security	3,438	0.4	2,826	0.2
Staffing Services	3,137	0.3	3,288	0.3
Specialty Food Retailer	1,574	0.2	2,489	0.2
Facilities Maintenance	-	0.0	231	0.0
Healthcare Supply	-	0.0	-	0.0
Hospitality/Hotel	-	0.0	41,447	3.6
Sports Management	-	-	27,000	2.4
Legal Software	-	-	20,709	1.8
Roofing Contractor Software	-	-	19,014	1.7
Total	$960,093	100.0%	$1,138,794	100.0%

(1)	As of November 30, 2024 and February 29, 2024, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2024 and February 29, 2024:

Saratoga CLO

	November 30, 2024		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$108,199	20.7%	$116,253	19.0%
Services: Business	51,207	9.7	65,524	10.8
High Tech Industries	43,113	8.2	50,996	8.4
Healthcare & Pharmaceuticals	29,663	5.6	40,453	6.7
Services: Consumer	29,287	5.6	30,433	5.0
Chemicals, Plastics, & Rubber	27,182	5.2	30,219	5.0
Retail	23,360	4.4	26,339	4.3
Telecommunications	22,417	4.3	22,718	3.7
Media: Advertising, Printing & Publishing	17,919	3.4	20,265	3.3
Hotel, Gaming & Leisure	17,637	3.4	20,217	3.3
Automotive	17,021	3.2	20,007	3.3
Consumer goods: Durable	14,765	2.8	17,555	2.9
Containers, Packaging & Glass	14,488	2.8	17,138	2.8
Construction & Building	13,732	2.6	16,663	2.7
Beverage, Food & Tobacco	13,162	2.5	13,150	2.2
Aerospace & Defense	10,573	2.0	13,068	2.2
Media: Broadcasting & Subscription	9,560	1.8	10,778	1.8
Consumer goods: Non-durable	8,127	1.5	10,698	1.8
Media: Diversified & Production	7,482	1.4	10,390	1.7
Transportation: Cargo	7,242	1.4	8,890	1.5
Utilities: Oil & Gas	6,541	1.2	8,046	1.3
Wholesale	6,522	1.2	7,255	1.2
Capital Equipment	4,769	0.9	5,694	0.9
Transportation: Consumer	4,494	0.9	4,720	0.8
Metals & Mining	3,778	0.7	4,256	0.7
Energy: Oil & Gas	3,333	0.6	4,024	0.7
Forest Products & Paper	3,043	0.6	3,592	0.6
Environmental Industries	2,681	0.5	3,120	0.5
Energy: Electricity	2,439	0.5	2,855	0.5
Utilities: Electric	1,994	0.4	2,234	0.4
Total	$525,730	100.0%	$607,550	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2024 and February 29, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2024		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$329,864	34.3%	$264,966	23.3%
Southeast	240,517	25.1	308,590	27.1
West	131,479	13.7	233,791	20.5
Northeast	123,815	12.9	144,562	12.7
Southwest	63,687	6.6	111,911	9.8
International/Other	18,810	2.0	-	-
Other(1)	51,921	5.4	74,974	6.6
Total	$960,093	100.0%	$1,138,794	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the three and nine months ended November 30, 2024 and November 30, 2023 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
	($ in thousands)
Total investment income	$35,879	$36,340	$117,560	$106,487
Total operating expenses	23,443	22,174	72,592	62,397
Net investment income	12,436	14,166	44,968	44,090
Net realized gain (loss) from investments	5,445	61	(49,199)	151
Net change in unrealized appreciation (depreciation) on investments	(8,919)	(17,867)	33,741	(39,926)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(127)	(416)	(747)	(578)
Realized losses on extinguishment of debt	-	-	-	(110)
Net increase (decrease) in net assets resulting from operations	$8,835	$(4,056)	$28,763	$3,627

Investment income

The composition of our investment income for three and nine months ended November 30, 2024 and November 30, 2023 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
	($ in thousands)
Interest from investments	$30,761	$32,659	$104,432	$94,550
Interest from cash and cash equivalents	1,628	522	3,923	1,865
Management fee income	775	820	2,372	2,454
Dividend Income	1,121	1,811	3,746	5,284
Structuring and advisory fee income	741	312	1,187	1,786
Other income	853	216	1,900	548
Total investment income	$35,879	$36,340	$117,560	$106,487

For the three months ended November 30, 2024, total investment income decreased $0.5 million, or 1.3%, to $35.9 million from $36.3 million for the three months ended November 30, 2023. Interest income from investments decreased $1.9 million, or 5.8%, to $30.8 million for the three months ended November 30, 2024 from $32.7 million for the three months ended November 30, 2023. Interest income from investments primarily decreased due to (i) 9.6% reduction in average investments year-over-year, combined with (ii) a decrease in the weighted average current yield on investments to 10.8% at November 30, 2024 from 11.4% at November 30, 2023.

For the nine months ended November 30, 2024, total investment income increased $11.1 million, or 10.4%, to $117.6 million from $106.5 million for the nine months ended November 30, 2023. Interest income from investments increased $9.9 million, or 10.5%, to $104.4 million for the nine months ended November 30, 2024 from $94.5 million for the nine months ended November 30, 2023. Interest income from investments primarily increased due to the recognition of $8.2 million interest income related to our Knowland investment that was previously on non-accrual.

For the three and nine months ended November 30, 2024 and November 30, 2023, total PIK income was $0.8 million and $0.6 million, respectively and $3.3 million and $1.9 million, respectively. The increase in both periods primarily related to the recognition of PIK income on our Knowland investment that was previously on non-accrual.

For the three months ended November 30, 2024 and November 30, 2023, interest from cash and cash equivalents was $1.6 million and $0.5 million, respectively. The increase of $1.1 million for the quarter ended November 30, 2024 was due to increased cash and cash equivalents balances during this period as compared to last year, primarily resulting from repayments received during the quarter.

For the nine months ended November 30, 2024 and November 30, 2023, interest from cash and cash equivalents was $3.9 million and $1.9 million, respectively. The increase of $2.0 million for the quarter ended November 30, 2024 was due to increased cash and cash equivalents balances during this period as compared to last year, primarily resulting from repayments received during the nine months period.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended November 30, 2024 and November 30, 2023, total management fee income was $0.8 million and $0.8 million, respectively. For the nine months ended November 30, 2024 and November 30, 2023, total management fee income was $2.4 million and $2.5 million, respectively.

For the three and nine months ended November 30, 2024 and November 30, 2023, total dividend income was $1.1 million and $1.8 million, respectively and $3.7 million and $5.3 million respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects lower dividend income received on our membership interest in SLF JV during the three and nine months ended November 30, 2024 as compared to the three and nine months ended November 30, 2023.

For the three and nine months ended November 30, 2024 and November 30, 2023, total structuring and advisory fee income was $0.7 million and $0.3 million, respectively and $1.2 million and $1.8 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and nine months ended November 30, 2024 and November 30, 2023, other income was $0.9 million and $0.2 million, respectively, and $1.9 million and $0.5 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned, and the increase primarily reflects prepayment fees recognized on a higher level of repayments this year.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2024 and November 30, 2023 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
	($ in thousands)
Interest and debt financing expenses	$13,044	$12,522	$39,135	$36,629
Base management fees	4,412	4,857	14,161	14,262
Incentive management fees expense (benefit)	3,110	2,244	11,245	4,828
Professional fees	670	434	1,796	1,407
Administrator expenses	1,250	1,075	3,458	2,798
Insurance	77	81	232	245
Directors fees and expenses	83	81	276	281
General & administrative and other expenses	760	660	2,191	1,958
Income tax expense (benefit)	37	220	98	(11)
Total operating expenses	$23,443	$22,174	$72,592	$62,397

For the three months ended November 30, 2024, total operating expenses increased $1.3 million, or 5.7%, compared to the three months ended November 30, 2023. For the nine months ended November 30, 2024, total operating expenses increased $10.2 million, or 16.3%, compared to the three months ended November 30, 2023.

For the three months ended November 30, 2024, interest and debt financing expenses increased $0.5 million, or 4.2%, compared to the three months ended November 30, 2023. The increase is primarily attributable to an increase of 3.6% in average outstanding debt from $809.0 million for the three months ended November 30, 2023 to $837.9 million for the three months ended November 30, 2024.

For the nine months ended November 30, 2024, interest and debt financing expenses increased $2.5 million, or 6.8%, compared to the nine months ended November 30, 2023. The increase is primarily attributable to an increase of 5.1% in average outstanding debt from $795.0 million for the nine months ended November 30, 2023 to $835.9 million for the nine months ended November 30, 2024.

For the three and nine months ended November 30, 2024 and November 30, 2023, the weighted average interest rate on our outstanding indebtedness was 5.56% and 5.58%, respectively and 6.06% and 5.43%, respectively. The increase in weighted average interest rate was primarily driven by the issuance of higher rate borrowings over the past year, primarily last year, reflecting the increase in base rates and spreads in the market at that time.

As of November 30, 2024 and February 29, 2024, the SBA debentures represented 25.5% and 26.1% of overall debt, respectively.

For the three months ended November 30, 2024, base management fees decreased $0.5 million, or 9.2%, from $4.4 million to $4.9 million compared to the three months ended November 30, 2023. The decrease in base management fees results from the 8.7% decrease in the average value of our total assets, less cash and cash equivalents, from $1,108.5 million for the three months ended November 30, 2023 to $1,011.2 million for the three months ended November 30, 2024.

For the nine months ended November 30, 2024, base management fees decreased $0.1 million, or 0.7%, from $14.3 million to $14.2 million compared to the nine months ended November 30, 2023. The decrease in base management fees results from the 0.1% decrease in the average value of our total assets, less cash and cash equivalents, from $1,082.1 million for the nine months ended November 30, 2023 to $1,074.0 million for the nine months ended November 30, 2024.

For the three months ended November 30, 2024, incentive management fees increased $0.9 million, or 38.6%, compared to the three months ended November 30, 2023. The incentive fee on income decreased from $3.3 million to $3.1 million for the three months ended November 30, 2023 and 2024, respectively, reflecting the decrease in net investment income during the three months ended November 30, 2024 as compared to the three months ended November 30, 2023. The incentive fee on capital gains decreased from a $(1.1) million benefit for the three months ended November 30, 2023 to a $0.0 million benefit for the three months ended November 30, 2024, reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the nine months ended November 30, 2024, incentive management fees increased $6.4 million, or 132.9%, compared to the nine months ended November 30, 2023. The incentive fee on income increased from $9.8 million to $11.2 million for the nine months ended November 30, 2023 and 2024, respectively, reflecting the increase in net investment income during the nine months ended November 30, 2024 as compared to the nine months ended November 30, 2023. The incentive fee on capital gains increased from a $(5.0) million benefit for the nine months ended November 30, 2023 to a $0.0 million benefit for the nine months ended November 30, 2024, reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three months ended November 30, 2024, professional fees increased $0.2 million, or 54.3%, from $0.4 million for the three months ended November 30, 2023 to $0.7 million for the three months ended November 30, 2024.

For the nine months ended November 30, 2024, professional fees increased $0.4 million, or 27.6%, from $1.4 million for the nine months ended November 30, 2023 to $1.8 million for the nine months ended November 30, 2024.

For the three and nine months ended November 30, 2024, administrator expenses increased $0.2 million, or 16.3% and $0.7 million, or 23.6%, respectively compared to the three and nine months ended November 30, 2023, reflecting the contractual changes to the administrator agreement cap.

For the three and nine months ended November 30, 2024, general and administrative expenses increased $1.0 million, or 15.1% and $0.2 million, or 11.9%, respectively compared to the three and nine months ended November 30, 2023.

As discussed above, the increase in interest and debt financing expenses for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. For the three months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding under the Encina Credit Facility was $32.5 million and $35.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.40% and 9.79%, respectively. For the three months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding under the Live Oak Credit Facility was $20.0 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 9.00% and 0.0%, respectively. For the three months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding of SBA debentures was $214.0 million and $200.4 million, respectively. For the three months ended November 30, 2024 and November 30, 2023, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.30% and 3.25%, respectively. For the three months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding of our Notes Payable was $571.4 million and $571.4 million, respectively. For the three months ended November 30, 2024 and November 30, 2023, the weighted average interest rate on the Notes Payable was 6.06% and 6.02%, respectively.

As discussed above, the increase in interest and debt financing expenses for the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023 is attributable both to an increase in the average dollar amount of outstanding debt, as well as the higher cost of that debt. For the nine months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding under the Encina Credit Facility was $33.3 million and $38.9 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 9.73% and 9.62%, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding under the Live Oak Credit Facility was $17.3 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 9.34% and 0.0%, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding of SBA debentures was $214.0 million and $201.7 million, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.33% and 3.01%, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the average borrowings outstanding of our Notes Payable was $571.4 million and $558.3 million, respectively. For the nine months ended November 30, 2024 and November 30, 2023, the weighted average interest rate on the Notes Payable was 6.06% and 6.02%, respectively.

The weighted average dollar amount of our unsecured notes for the three and nine months ended November 30, 2024 and November 30, 2023 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
	($ in thousands)
7.75% 2025 Notes	$5.0	$5.0	$5.0	$5.0
6.25% 2027 Notes	15.0	15.0	15.0	15.0
4.375% 2026 Notes	175.0	175.0	175.0	175.0
4.35% 2027 Notes	75.0	75.0	75.0	75.0
6.00% 2027 Notes	105.5	105.5	105.5	105.5
7.00% 2025 Notes	12.0	12.0	12.0	12.0
8.00% 2027 Notes	46.0	46.0	46.0	46.0
8.125% 2027 Notes	60.4	60.4	60.4	60.4
8.75% 2024 Notes	20.0	20.0	20.0	16.7
8.50% 2028 Notes	57.5	57.5	57.5	47.8

For the three and nine months ended November 30, 2024 and November 30, 2023, there were income tax expense (benefits) of $0.0 million and $0.2 million, respectively and $0.1 million and ($0.01) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended November 30, 2024, we had $160.4 million of sales, repayments, exits or restructurings resulting in $5.4 million of net realized gains. For the nine months ended November 30, 2024, we had $296.2 million of sales, repayments, exits or restructurings resulting in $49.2 million of net realized losses.

The most significant cumulative net change in realized gains (losses) for the nine months ended November 30, 2024 were the following (dollars in thousands):

Nine Months ended November 30, 2024

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Zollege PBC	First Lien Term Loan & Equity Interests	$3,205	$18,316	$(15,111)
Netreo Holdings, LLC	Equity Interests	2,260	7,706	(5,446)
Book4Time, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	707	157	550
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	-	-	(34,007)
Invita (fka HemaTerra Holding Company, LLC)	Equity Interests	7,577	2,817	4,760

The $15.1 million of net realized losses was from the restructuring of our Zollege PBC investment.

The $5.4 million of net realized losses was from the sale of the equity position in our Netreo Holdings, LLC investment.

The $0.5 million of net realized gains was from the sale of the equity position in our Book4Time, Inc. investment.

The $34.0 million of net realized losses was from the restructuring of our Pepper Palace, Inc. investment.

The $4.8 million of net realized gains was from the sale of the equity position in our Invita (fka HemaTerra Holding Company, LLC) investment.

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

We received escrow payments from the prior sales of our investments in PPDS Buyer, LLC, Censis Technologies, Inc., Ohio Medical, LLC and GreyHellerLLC.

Net change in unrealized appreciation (depreciation) on investments

For the nine months ended November 30, 2024, our investments had a net change in unrealized appreciation of $33.7 million compared to a net change in unrealized depreciation of $39.9 million for the nine months ended November 30, 2023.

The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2024 were the following (dollars in thousands):

Nine Months ended November 30, 2024

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$2,939	$1,574	$(1,365)	$31,585
Zollege PBC	First Lien Term Loan & Equity Interests	2,020	4,204		16,349
Artemis Wax Corp	First Lien Term Loan & Equity Interests	60,513	59,554	(959)	(5,440)
ARC Health OpCo LLC	First Lien Term Loan & Equity Interests	37,524	32,448	(5,076)	(4,940)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	Structured Finance Securities	9,375	4,332	(5,043)	(4,543)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	20,952	(14,250)	(4,271)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	-	-	3,803
Knowland Group, LLC	Second Lien Term Loan	-	-	-	3,236
Invita (fka HemaTerra Holding Company, LLC)	First Lien Term Loan, Second Lien Term Loan & Equity Interests	-	-	-	(3,094)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	16,628	1,270	(15,358)	(2,858)
Axero Holdings, LLC	First Lien Term Loan, Revolving Credit & Equity Interests	20,341	26,181	5,840	2,363
Destiny		3,969	11,292	7,323	1,397
ETU Holdings, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	16,781	13,118	(3,663)	(1,229)

The $31.6 million net change in unrealized appreciation in our investment in Pepper Palace, Inc. was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $16.3 million net change in unrealized appreciation in our investment in Zollege PBC was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $5.4 million of net change in unrealized depreciation in our investment Artemis Wax Corp. was driven by a decline in company performance, overall market conditions and capital structure changes.

The $4.9 million of net change in unrealized depreciation in our investment ARC Health OpCo LLC was driven by declines in company performance and capital structure changes.

The $4.5 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note was primarily driven by the impact of the performance of individual credits in the CLO portfolio.

The $4.3 million net change in unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was primarily driven by the impact of the performance of individual credits in the portfolio.

The $3.8 million net change in unrealized appreciation in our investment Netreo Holdings, LLC was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized loss.

The $3.2 million net change in unrealized appreciation in our investment in Knowland Group, LLC was driven by the completed sales process and the full recovery of Saratoga’s principal.

The $3.1 million net change in unrealized depreciation in our investment Invita (fka HemaTerra Holding Company, LLC) was driven by market factors.

The $2.9 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was primarily driven by the the performance of individual credits in the portfolio.

The $2.4 million net change in unrealized appreciation in our investment Axero Holdings, LLC was driven by strong financial portfolio company performance.

The $1.4 million net change in unrealized appreciation in our investment Modern Campus (fka Destiny Solutions Inc.) was driven by strong financial portfolio company performance.

The $1.2 million of net change in unrealized depreciation in our investment ETU Holdings, Inc.  was driven by a decline in company performance, overall market conditions and capital structure changes.

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

Changes in net assets resulting from operations

For the three months ended November 30, 2024, we recorded a net increase in net assets resulting from operations of $8.8 million. Based on 13,789,951 weighted average common shares outstanding as of November 30, 2024, our per share net increase in net assets resulting from operations was $0.64 for the three months ended November 30, 2024. For the three months ended November 30, 2023, we recorded a net decrease in net assets resulting from operations of $4.1 million. Based on 13,052,896 weighted average common shares outstanding as of November 30, 2023, our per share net decrease in net assets resulting from operations was $0.31 for the three months ended November 30, 2023.

For the nine months ended November 30, 2024, we recorded a net increase in net assets resulting from operations of $28.8 million. Based on 13,733,008 weighted average common shares outstanding as of November 30, 2024, our per share net increase in net assets resulting from operations was $2.09 for the nine months ended November 30, 2024. For the nine months ended November 30, 2023, we recorded a net decrease in net assets resulting from operations of $3.6 million. Based on 12,355,815 weighted average common shares outstanding as of November 30, 2023, our per share net decrease in net assets resulting from operations was $0.29 for the nine months ended November 30, 2023.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 160.1% as of November 30, 2024 and 161.1% as of February 29, 2024. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of November 30, 2024, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at November 30, 2024 was $85.1 million.

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

As of November 30, 2024 there was $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at November 30, 2024 was $86.4 million.

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

As of November 30, 2024 SBIC II LP had $87.5 million in regulatory capital and $175.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $66.7 million in regulatory capital and $39.0 million in SBA-guaranteed debentures outstanding.

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

At November 30, 2024, the total amount of 7.75% 2025 Notes outstanding was $5.0 million.

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

At November 30, 2024, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

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

At November 30, 2024, the total amount of 4.375% 2026 Notes outstanding was $175.0 million.

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

At November 30, 2024 the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

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

At November 30, 2024 the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

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

At November 30, 2024 the total amount of 7.00% 2025 Notes outstanding was $12.0 million.

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

At November 30, 2024 the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

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

At November 30, 2024, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

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

At November 30, 2024, the total amount of 8.75% 2025 Notes outstanding was $20.0 million.

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

At November 30, 2024, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

At November 30, 2024 and February 29, 2024, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2024		February 29, 2024
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$147,615	12.2%	$8,693	0.8%
Cash and cash equivalents, reserve accounts	102,549	8.5	31,814	2.7
First lien term loans	833,223	68.8	976,423	82.8
Second lien term loans	6,140	0.5	18,097	1.5
Unsecured term loans	16,199	1.3	30,626	2.6
Structured finance securities	17,852	1.5	15,818	1.3
Equity interests	86,679	7.2	97,830	8.3
Total	$1,210,257	100.0%	$1,179,301	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 7, 2025, our board of directors extended the Share Repurchase Plan for another year to January 15, 2026, which currently permits up to 1.7 million of shares of common stock may be repurchased under the Share Repurchase Plan. As of November 30, 2024, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and nine months ended November 30, 2024, we did not purchase any shares pursuant to the Share Repurchase Plan.

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

On July 30, 2021, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg Thalmann& Co. Inc. (“Ladenburg”) and Compass Point Research and Trading, LLC (“Compass Point”), each as distribution agents, through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents (as defined below), or to them, as principal for their account (the “ATM Program”).

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

As of November 30, 2024, we sold 6,652,316 shares for gross proceeds of $175.5 million at an average price of $26.37 for aggregate net proceeds of $173.9 million (net of transaction costs). During the three and nine months ended November 30, 2024, the Company sold 108,438 shares for gross proceeds of $2.9 million at an average price of $27.07 for aggregate net proceeds of $2.9 million (net of transaction costs) under the ATM Program.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from November 30, 2024 back to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.31
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.03
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90

Payment date	Cash Dividend
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29, 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28, 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.
(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.
(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.
(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.
(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.
(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.
(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.
(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.
(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.
(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.
(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.
(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.
(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.
(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.
(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.
(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.
(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.
(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.
(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.
(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.
(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.
(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.
(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.
(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.
(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.
(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.
(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.
(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.
(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.
(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.
(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.
(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.
(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.
(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.
(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.
(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.
(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.
(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.
(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.
(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.
(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.
(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 160.1% as of November 30, 2024 and 161.1% as of February 29, 2024.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the quarter ended November 30, 2024.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2024:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	20,000	-	20,000	-	-
SBA debentures	214,000	-	-	-	214,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	12,000	-	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	-	175,000	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	-	15,000	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$837,875	$37,000	$514,375	$72,500	$214,000

Off-balance sheet arrangements

As of November 30, 2024 and February 29, 2024, our off-balance sheet arrangements consisted of $128.1 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2024 and February 29, 2024 is shown in the table below (dollars in thousands):

	November 30, 2024	February 29, 2024
At Company's discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000	-
Davisware, LLC	1,000	-
Granite Comfort, LP	-	750
JDXpert	4,500	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,200	1,898
Procurement Partners, LLC	-	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	-	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$75,748	$77,696

At portfolio company's discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$3,653	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	1,500	2,000
BQE Software, Inc.	2,250	3,250
C2 Educational Systems	-	3,000
Cloudpermit Intermediate Holding Company	5,000	-
Davisware, LLC	2,000	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	2,500	2,500
Granite Comfort, LP	11,637	11,637
Inspect Point Holding, LLC	1,500	1,500
Modis Dental Partners OpCo, LLC	8,900	-
Pepper Palace, Inc. - Revolver	600	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	7,319	15,319
Zollege PBC	-	150
	52,341	54,733
Total	$128,089	$132,429

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2024, we had cash and cash equivalents of $147.6 million, $32.5 million in available borrowings under the Encina Credit Facility, and $55.0 million in available borrowings under the Live Oak Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. From March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation concerns and maintained the same benchmark rate from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2024, including the most recent cut in November 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility and Live Oak Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR. At November 30, 2024, we had $785.4 million of borrowings outstanding. In addition, as of November 30, 2024, there were $32.5 million borrowings outstanding under the Encina Credit Facility and $20.0 million borrowings outstanding under the Live Oak Credit Facility.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2024 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $8.6 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $8.5 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2024.

					Increase
	Increase (Decrease)	(Increase) Decrease	Increase (Decrease) in Net	Increase (Decrease) in Net	(Decrease) in Net Investment
	in Interest	in Interest	Interest	Interest	Income
Basis Point Change	Income	Expense	Income	Income*	per Share
	($ in thousands)
-400	$(25,955)	$2,017	$(23,938)	$(19,150)	$(1.38)
-300	(23,825)	1,575	(22,250)	(17,800)	(1.28)
-200	(17,054)	1,050	(16,004)	(12,803)	(0.92)
-100	(8,527)	525	(8,002)	(6,402)	(0.46)
-50	(4,264)	263	(4,001)	(3,201)	(0.23)
-25	(2,132)	131	(2,001)	(1,601)	(0.12)
25	2,142	(131)	2,011	1,609	0.12
50	4,284	(263)	4,021	3,217	0.23
100	8,567	(525)	8,042	6,434	0.46
200	17,134	(1,050)	16,084	12,867	0.93
300	25,702	(1,575)	24,127	19,302	1.39
400	34,269	(2,100)	32,169	25,735	1.85

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC LP, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended November 30, 2024 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. From March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation concerns and maintained the same benchmark rate from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2025, following the most recent cut in December 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. An increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of November 30, 2024, the Company had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and nine months ended November 30, 2024, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

SARATOGA INVESTMENT CORP.

Date: January 8, 2025	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer