Form 10-K
period 2025-02-28
SARATOGA INVESTMENT CORP.
filed 2025-05-07
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2024 was approximately $272.7 million based upon a closing price of $23.57 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 6, 2025 was 15,364,864.

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

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and an elevated interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

i

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;

●	the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

As of February 28, 2025, we had total assets of $1,191.5 million and investments in 48 portfolio companies, excluding an investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $0.2 million as of February 28, 2025, investment in the Class F-2-R-3 Note of Saratoga CLO which as of February 28, 2025 had a fair value of $2.3 million, investment in the Class E Note of Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd which as of February 28, 2025 has affair value of $12.3 million and investments in the Saratoga Senior Loan Fund I JV LLC (“SLF JV”) and its subsidiaries, a joint venture which as of February 28, 2025 had a fair value of $19.6  million. The overall portfolio composition as of February 28, 2025 consisted of 88.7% of first lien term loans, 0.7% of second lien term loans, 1.7% of unsecured loans, 1.5% of structured finance securities and 7.4% of equity interests. As of February 28, 2025, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note was approximately 10.8%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 28, 2025, our total return based on market value was 27.17% and our total return based on net asset value (“NAV”) per share was 10.11%. As of February 29, 2024, our total return based on market value was –3.92% and our total return based on net asset value per share was 4.20%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on NAV is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 28, 2025, approximately 100% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2025, was composed of $527.1 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.”

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally. The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of February 28, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. For the year ended February 28, 2025, the Company earned $1.8 million of interest income related to SLF JV, which is included in interest income. SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was due and payable in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing. The Company has determined that SLF JV is an investment company under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

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

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by four principals, Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, and Charles G. Phillips, with 37, 35, 38 and 28 years   of experience in leveraged finance, respectively, and the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, Henri J. Steenkamp, who has 26 years of experience in financial services and leveraged finance. Our Investment Adviser is affiliated with Saratoga Partners, a middle-market private equity investment firm. Saratoga Partners was established in 1984 to be the middle-market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read & Co. Inc. and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 36-year history of private investments in middle-market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, and will remain in effect on a year-to-year basis if approved annually at an in-person meeting of the board of directors, a majority of whom must be independent directors. Most recently, our board of directors approved the renewal of the Management Agreement for an additional one-year term at an in-person meeting held on July 8, 2024. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties.

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

We have also entered into a separate Administration Agreement (the “Administration Agreement”) with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The Administration Agreement has an initial term of two years from its effective date of July 30, 2010, and will remain in effect on a year-to-year basis, subject to annual approval by our board of directors, a majority of whom must be our independent directors. Most recently, on July 8, 2024, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $4.3 million to $5.0 million effective August 1, 2024. The Company’s board of directors will continue to assess the cap on payment or reimbursement of expenses on an annual basis. Under the Administration Agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the Administration Agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the Administration Agreement.

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2025, 87.1% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 28, 2025, 14.0% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 29.5% of such investments elected to pay a portion of interest due in PIK. In addition, 97.4% of our debt investments at February 28, 2025, had variable interest rates that reset periodically based on benchmarks such as BSBY, SOFR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

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

Opportunistic Investments

Opportunistic investments may include investments in distressed debt, which may include securities of companies in bankruptcy, debt and equity securities of public companies that are not thinly traded, emerging market debt, structured finance vehicles such as collateralized loan obligation funds and debt of middle-market companies located outside the United States. See Note 4 and Note 5 to the Consolidated Financial Statements contained herein for more information about Saratoga CLO and SLF JV.

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

Distributions

Our distributions, if any, will be determined by our board of directors and paid out of assets legally available for distribution. Any such distributions generally will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to our dividend reinvestment plan. We pay quarterly dividends to our stockholders. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividend distributions on behalf of our stockholders unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of the DRIP by the dividend record date will have their cash dividends automatically reinvested into additional shares of our common stock, rather than receiving the cash dividends. We have the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator.

In order to maintain our tax treatment as a RIC, we generally must, among other things, for each fiscal year, timely distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to a non-deductible 4% U.S. federal excise tax to the extent we do not distribute during the calendar year at least (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. For the 2024 calendar year, the Company did not make sufficient distributions such that we did incur the U.S. federal excise tax. We may elect to not distribute a portion of our ordinary income for the 2025 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2025, if any, and, if we do so, we would expect to incur U.S. federal taxes as a result.

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

The Management Agreement with Saratoga Investment Advisors was initially approved for a two year period by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. Following the initial two year period, our board of directors has approved the renewal of the Management Agreement annually for an additional one-year term every year, with the most recent renewal approved by the Board at an in-person meeting on July 8, 2024.

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

Administration Agreement

Pursuant to a separate Administration Agreement, Saratoga Investment Advisors, who also serves as our administrator, furnishes us with office facilities, equipment and clerical, book-keeping and record keeping services. Under the Administration Agreement, our administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. In addition, our administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement equal an amount based upon our allocable portion of our administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers and their respective staffs relating to the performance of services under this agreement (including travel expenses). Our allocable portion is based on the proportion that our total assets bears to the total assets administered or managed by our administrator. Under the Administration Agreement, our administrator also provides managerial assistance, on our behalf, to those portfolio companies who accept our offer of assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party. Our board of directors, including a majority of independent directors, will annually review the compensation we pay to the Adviser to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and any proposed allocation of administrative expenses among us and any affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of the administrative services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable funds. Most recently, on July 8, 2024, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $4.3 million to $5.0 million effective August 1, 2024.

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

For two or more SBIC’s under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. Our wholly owned SBIC Subsidiaries may borrow funds from the SBA against its respective regulatory capital (which generally approximates equity capital) that is paid in and is subject to customary regulatory requirements, including, but not limited to, an examination by the SBA. The SBIC Subsidiaries have $264.4 million of committed capital on   an aggregate basis. SBA regulations currently limit the amount of SBA-guaranteed debentures that an individual SBIC may issue to $175.0 million when it has at least $87.5 million in regulatory capital.

As of February 29, 2024, SBIC LP was dissolved. As of February 28, 2025, we have funded SBIC II LP with an aggregate total of $87.5 million of equity capital and have $131.0 million of SBA-guaranteed debentures outstanding, and we have funded SBIC III LP with an aggregate total of $87.5 million of equity capital and have $39.0 million of SBA-guaranteed debentures outstanding.

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

Our outstanding indebtedness imposes, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Regulation M of the Code. A failure to add new debt facilities or issue additional debt securities or other evidences of indebtedness in lieu of or in addition to existing indebtedness could have a material adverse effect on our business, financial condition or results of operations.

As of February 28, 2025, there were $32.5 million outstanding borrowings under the Encina Credit Facility. As of February 28, 2025, there were $20.0 million outstanding borrowings under the Live Oak Credit Facility. As of February 28, 2025, we had issued $170.0 million in SBA-guaranteed debentures and our $20.0 million principal amount of 8.75% fixed-rate notes due 2025 (the “8.75% 2025 Notes”), $12.0 million principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”), our $5.0 million principal amount of 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”), our $175.0 million principal amount of 4.375% fixed-rate notes due in 2026 (the “4.375% 2026 Notes”), our $75.0 million principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”), our $105.5 million principal amount of 6.00% fixed-rate notes due in 2027 (the “6.00% 2027 Notes”), our $15.0 million principal amount of 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”) our $46.0 million principal amount of 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”), our $60.4 million principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) and our $57.5 million principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes” and together with the 6.00% 2027 Notes, the 8.00% 2027 Notes, and the 8.125% 2027 Notes, the “Public Notes”). Together, the 8.75% 2025 Notes, 7.00% 2025 Notes, the 7.75% 2025 Notes, the 4.375% 2027 Notes, the 6.00% 2027 Notes, the 6.25% 2027 Notes, the 8.00% 2027 Notes, the 8.125% 2027 Notes, and the 8.50% 2028 Notes are referred to as the “Notes”. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Encina Credit Facility, the Live Oak Credit Facility, or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

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

Assumed Return on Our Portfolio

(net of expenses)

Assumed Return on Portfolio (Net of Expenses)	-10.0%	-5.0%	0%	5%	10%
Corresponding Return to Common Stockholder (1)	-46%	-30%	-14%	2%	18%

(1)	Assumes $1,203.8 million in average total assets, $824.2 million in average debt outstanding, $375.5 million in average net assets and an average interest rate of 6.3%. Actual interest payments may be different. The various return scenarios above exclude borrowing costs, which are then separately deducted from the net return to common stockholders calculated based on average debt outstanding and average interest rate.

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

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital. Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to the benchmark rates are not certain. An increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

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

The U.S. government periodically calls for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding tariffs, interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made   and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. For example, the current U.S. presidential administration could support a regulatory agenda, or propose changes to existing regulations, that imposes greater costs on all sectors and on financial services companies in particular. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other funds.

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

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

Legislative or other actions relating to taxes could have a negative effect on the Company and its investors. Matters pertaining to U.S. federal income tax are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect the Company, its investments or its investors. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could affect the Company’s ability to qualify as a RIC or otherwise impact the U.S. federal income tax consequences to the Company and its investors. You are urged to consult with your tax advisor with respect to the impact of the status of any legislative, regulatory or administrative developments and proposals and their potential effect on your investment in our securities.

There is uncertainty surrounding potential legal, regulatory and policy changes by the current presidential administration and Congress in the United States that may directly affect financial institutions and the global economy.

Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, as well as the positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Changes to United States tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, harm us.

The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners, and other in the future may, impose retaliatory tariffs on certain U.S. goods. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of  these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics or other serious public health events;

●	events arising from local or larger scale political or social matters, including terrorist acts;

●	acts of war; and

●	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act (“Rule 18f-4”), which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information.

Saratoga Investment Advisors and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware) physical and electronic break-ins or unauthorized tampering, unauthorized access, or system failures and disruptions of our computer systems, networks and date. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, misappropriation of assets, loss of personal information, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance our cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat.

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

A cybersecurity incident is considered to be an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a company’s information systems that jeopardizes the confidentiality, integrity, or availability of a company’s information systems or any information residing therein. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology system of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

We are generally permitted to incur indebtedness or issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may need to issue equity more frequently than our privately-owned competitors, which may lead to greater stockholder dilution. With respect to stock that is a senior security, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If the value of our assets decline, we may be unable to satisfy the asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous in order to make dividend distributions or repurchase certain of our securities.

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

We have elected to be treated and intend to maintain our qualification annually as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we are not subject to U.S. federal income tax on our income (including realized gains) that is timely distributed to our stockholders, provided that we satisfy certain source-of-income, annual distribution and asset–diversification requirements. While we are not subject to U.S. federal income tax on the income and gains we timely distribute to our stockholders, our stockholders will be required to include the amounts of such distributions in income and may be subject to U.S. federal income tax on such amounts.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause the NAV of our common stock to decline.

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

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. In addition, the ongoing hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline.

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

On January 31, 2020, the United Kingdom ended its membership in the European Union, referred to as “Brexit.” Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was entered into force on May 1, 2021 following ratification by the European Union. In addition, on December 24, 2020, the European Union and United Kingdom governments signed a trade deal that governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

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

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022, and the ongoing war in the Middle East (see “Risk Factors—Risks Related to Our Business and Structure—Terrorist attacks, acts of war, or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition” for more information). Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies.

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

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, which suspended the debt ceiling through early 2025 unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s credit rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. There is no guarantee that there will not be a further downgrade in the future.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions, and, as a result, may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

As of February 28, 2025, 87.1% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

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

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 28, 2025, 14.0% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 29.5% of such investments elected to pay a portion of interest due in PIK. As of February 28, 2025, 0.8% of the Company’s interest-only loans are loans that pay contractual PIK interest only.

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

At February 28, 2025, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.2 million and constituted 0.02% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2025, was composed of $527.1 million in aggregate principal amount of primarily senior secured first lien term loans and $21.3 million in uninvested cash. In addition, as of February 28, 2025, we also own $9.4 million and $11.4 million in aggregate principal of the F-2-R-3 Notes and Class E Notes with a fair value of $2.3 million and $12.3 million, respectively, in Saratoga CLO and Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd., that only rank senior to the subordinated notes of each collateralized loan obligation fund. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $527.1 million aggregate principal amount of debt, as of February 28, 2025 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

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

Saratoga CLO has senior loan portfolios that may be concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2025, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 20.6% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in business service represented approximately 9.5% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

Ratings agencies have undergone reviews of CLO tranches and their broadly syndicated loans in response to the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. Such downgrades of broadly syndicated loans, as well as downgrades of broadly syndicated loans in the future, could adversely impact the financial performance of Saratoga CLO, thereby limiting Saratoga CLO’s ability to pay equity distributions and subordinated management fees to the Company in the future. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty with respect to Saratoga CLO’s financial performance and ability to pay equity distributions and subordinated management fees to the Company in the future.

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

Our investments in equity securities involve a substantial degree of risk.

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

As of February 28, 2025, our investments in the Healthcare Software industry represented approximately 8.7% of the fair value of our portfolio and our investments in the Consumer Services industry represented approximately 6.1% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Software-as-a-Service industry could materially adversely affect our financial results.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. For example, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. In addition, our SAAS portfolio companies may incur significant operating losses and negative cash flows during certain times of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Because our SAAS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections. There is often less collateral securing our loans to these companies as compared to our other portfolio companies, which could impair our ability to be repaid if the portfolio companies default on their obligations or otherwise encounter financial difficulties. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SAAS industry encounter financial difficulty and fail to repay their obligations. As of February 28, 2025, our current total investments in SAAS companies were $515.0 million, or 52.7% of total investments.

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

Due to the current market conditions, we may defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current calendar year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax at corporate rates. Under these spillover dividend procedures, because our taxable year ends on February 28 or 29, we may defer distribution of income earned during the current taxable year until February of the following taxable year. For example, we may defer distributions of income earned during the year ended February 28, 2025 until as late as February 28, 2026. If we choose to carry-over this distribution of income in the form of a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein) it is possible that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. (see “Risk Factors—Risks Related to Our Common Stock—We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” for more information).

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

In addition, the provisions of the Maryland Business Combination Act will not apply, however, if our board of directors adopts a resolution that any business combination between us and any other person will be exempt from the provisions of the Maryland Business Combination Act, subject to prior approval of such business combination by the board of directors. Although our board of directors has adopted such a resolution, there can be no assurance that this resolution will not be altered or repealed in whole or in part at any time. If the resolution is altered or repealed, the provisions of the Maryland Business Combination Act may discourage others from trying to acquire control of us.

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

The Notes are not secured by any of our assets or any of the assets of any of our subsidiaries, including our wholly owned subsidiaries. As a result, the Notes are effectively subordinated to any existing and future secured indebtedness we or our subsidiaries have outstanding (including our Encina Credit Facility and our Live Oak Credit Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we have granted or subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under our Encina Credit Facility and our Live Oak Credit Facility. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of February 28, 2025, there was $32.5 million outstanding borrowings under the Encina Credit Facility and we had the ability to borrow up to $65.0 million under the Encina Credit Facility, subject to certain conditions. As of February 28, 2025, there was $20.0 million outstanding borrowings under the Live Oak Credit Facility and we had the ability to borrow up to $75.0 million under the Live Oak Credit Facility, subject to certain conditions. The Encina Credit Facility and the Live Oak Credit Facility is secured by substantially all of the assets of SIF II and SIF III, respectively, wholly owned subsidiaries.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our existing or future indebtedness of our subsidiaries, including the SBA-guaranteed debentures. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes. As of February 28, 2025, we had $170.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the SBA-guaranteed debentures is structurally senior to the Notes.

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

The 6.00% 2027 Notes mature on April 30, 2027 and, as of April 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option.   The 8.00% 2027 Notes mature on October 31, 2027 and, as of October 27, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The 8.125% 2027 Notes mature on December 31, 2027 and, as of December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The 8.50% 2028 Notes mature on April 15, 2028 and, as of April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option.

The 4.375% 2026 Notes are redeemable, in whole or in part, at any time at our option prior to November 28. 2025, at par plus a “make-whole” premium, and thereafter at par. The 4.35% 2027 Notes are redeemable, in whole or in part, at any time at our option prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par.

The 7.00% 2025 Notes mature on September 8, 2025 and, as of September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option, at par plus a “make-whole” premium, and thereafter at par. The 7.75% Notes 2025 mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment, at par plus a “make-whole” premium, and thereafter at par.  The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024, at par plus a “make-whole” premium, and thereafter at par.

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

Management’s Role in Cybersecurity Risk Management

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

			Price Range		Percentage of High Closing Sales Price as a Premium (Discount)	Percentage of Low Closing Sales Price as a Premium (Discount)
	NAV(1)		High	Low	to NAV(2)	to NAV(2)
Fiscal Year Ending February 28, 2025
First Quarter through May 1, 2025	$	*	$25.79	$21.46	*	*
Fiscal Year Ended February 28, 2025
First Quarter		$26.85	$24.09	$22.52	(10.3)%	(16.1)%
Second Quarter		$27.07	$24.42	$21.91	(9.8)%	(19.1)%
Third Quarter		$26.95	$26.07	$22.95	(3.3)%	(14.8)%
Fourth Quarter		$25.86	$26.00	$23.52	0.5%	(9.1)%
Fiscal Year Ended February 29, 2024
First Quarter		$28.48	$28.10	$22.82	(1.3)%	(19.9)%
Second Quarter		$28.44	$28.64	$25.70	0.7%	(9.6)%
Third Quarter		$27.42	$26.60	$23.05	(3.0)%	(15.9)%
Fourth Quarter		$27.12	$26.73	$22.77	(1.4)%	(16.0)%

*	Net asset value has not yet been calculated for this period.

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices.

(2)	Calculated as the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.

Shares of BDCs may trade at a market price that is less than the NAV of those shares. The possibilities that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. The last reported closing sale price of our common stock on May 6, 2025 was $24.86 per share, which represents a discount of approximately 3.9% to the NAV of $25.86 as of February 28, 2025.

Summarized Financial Highlights

The following table summarizes ten years of financial highlights:

	For the year ended
Per share data	February 28, 2025	February 29, 2024	February 28, 2023	February 28, 2022	February 28, 2021
Net asset value at beginning of period	$27.12	$29.18	$29.33	$27.25	$27.13
Net investment income(1)	3.81	4.49	2.94	1.74	2.07
Net realized and unrealized gains (losses) on investments(1)	(1.73)	(3.77)	(0.75)	2.46	(0.74)
Realized losses on extinguishment of debt*	(0.06)	(0.01)	(0.13)	(0.21)	(0.01)
Net increase in net assets resulting from operations	2.02	0.71	2.06	3.99	1.32
Distributions declared from net investment income	(3.30)	(2.82)	(2.28)	(1.93)	(1.23)
Total distributions to stockholders	(3.30)	(2.82)	(2.28)	(1.93)	(1.23)
Issuance of common stock at net asset value (2)	(0.16)	(0.40)	-	-	-
Capital contribution from Manager for the issuance of common stock (8)	0.26	0.48	-	-	-
Repurchases of common stock(3)	-	0.03	0.17	0.01	0.13
Dilution(4)	(0.08)	(0.06)	(0.10)	-	(0.10)
Net asset value at end of period	$25.86	$27.12	$29.18	$29.33	$27.25

Per share market value at end of period	$26.00	$23.61	$27.55	$27.47	$23.08
Total return based on market value(5)	27.17%	-3.92%	10.35%	28.19%	7.63%
Total return based on net asset value(5)(6)	10.11%	4.20%	9.46%	15.88%	7.31%
Shares outstanding at end of period	15,183,078	13,653,476	11,890,500	12,131,350	11,161,416

Ratio/Supplemental data:
Net assets at end of period	392,665,468	370,224,108	346,958,042	355,780,523	304,185,770
Ratio of total expenses to average net assets*	25.81%	24.70%	18.91%	16.09%	13.11%
Ratio of net investment income to average net assets*	14.11%	16.01%	10.23%	6.05%	7.77%
Portfolio turnover rate(7)	16.12%	2.80%	24.05%	33.59%	25.26%

	For the year ended
Per share data	February 29, 2020	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016
Net asset value at beginning of period	$23.62	$22.96	$21.97	$22.06	$22.70
Adoption of ASC 606	-	(0.01)	-	-	-
Net asset value at beginning of period, as adjusted	23.62	22.95	21.97	22.06	22.70
Net investment income(1)	1.59	2.60	2.11	1.94	1.91
Net realized and unrealized gains (losses) on investments(1)	4.56	0.03	0.82	0.30	0.18
Realized losses on extinguishment of debt*	(0.17)	-	-	(0.26)	-
Net increase in net assets resulting from operations	5.98	2.63	2.93	2.24	2.09
Distributions declared from net investment income	(2.21)	(2.06)	(1.90)	(1.93)	(2.36)
Total distributions to stockholders	(2.21)	(2.06)	(1.90)	(1.93)	(2.36)
Issuance of common stock above net asset value(2)	-	0.15	-	-	-
Repurchases of common stock(3)	-	-	-	-	-
Dilution(4)	(0.26)	(0.05)	(0.04)	(0.14)	(0.37)
Net asset value at end of period	$27.13	$23.62	$22.96	$21.97	$22.06

Per share market value at end of period	$22.91	$23.04	$21.86	$22.74	$14.22
Total return based on market value(5)	9.28%	16.11%	5.28%	80.83%	4.27%
Total return based on net asset value(5)(6)	26.22%	13.33%	14.45%	12.62%	11.10%
Shares outstanding at end of period	11,217,545	7,657,156	6,257,029	5,794,600	5,672,227

Ratio/Supplemental data:
Net assets at end of period	304,286,853	180,875,187	143,691,367	127,294,777	125,149,875
Ratio of total expenses to average net assets*	18.34%	19.12%	19.05%	17.27%	15.46%
Ratio of net investment income to average net assets*	6.31%	11.22%	9.37%	8.71%	8.52%
Portfolio turnover rate(7)	36.82%	35.26%	19.73%	43.76%	26.22%

*	Certain prior period amounts have been reclassified to conform to current period presentation.
(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV per share of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(8)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, which, most recently, was increased to 1.7 million shares of common stock. Most recently, on January 7, 2025, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2026. As shown in the table below, as of February 28, 2025, the Company purchased an aggregate of 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the year and quarter ended February 28, 2025, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	-	$-	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 29, 2020	-	-	218,491	381,509
March 1, 2020 through February 28, 2021	190,321	$18.96	408,812	891,188
March 1, 2021 through February 28, 2022	99,623	$25.55	508,435	791,565
March 1, 2022 through February 28, 2023	438,192	$24.70	946,627	353,373
March 1, 2023 through February 29, 2024	88,576	$24.36	1,035,203	664,797
March 1, 2024 through February 28, 2025	-	-	1,035,203	664,797
Total	1,035,203	$22.05

Holders

As of May 6, 2025, there were 11 holders of record of our common stock.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2025. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Outstanding Securities and Debt

The following table shows our outstanding classes of securities and debt as of February 28, 2025.

(a)	(b) Amount	(c) Amount Held by us or for Our	(d) Amount Outstanding Exclusive of Amounts Shown
Title of Class	Authorized	Account	Under (c)
Securities:
Common Stock	100,000,000	11,890,500	$88,109,500
Debt:
Encina credit facility	$65,000,000	$32,500,000	$32,500,000
Live Oak credit facility	$75,000,000	$20,000,000	$55,000,000
SBA Debentures	$325,000,000	$170,000,000	$91,000,000
7.00% 2025 Notes	$12,000,000	$12,000,000	$-
7.75% 2025 Notes	$5,000,000	$5,000,000	$-
8.75% 2025 Notes	$20,000,000	$20,000,000	$-
4.375% 2026 Notes	$175,000,000	$175,000,000	$-
4.35% 2027 Notes	$75,000,000	$75,000,000	$-
6.00% 2027 Notes	$105,500,000	$105,500,000	$-
6.25% 2027 Notes	$15,000,000	$15,000,000	$-
8.00% 2027 Notes	$46,000,000	$46,000,000	$-
8.125% 2027 Notes	$60,375,000	$60,375,000	$-
8.50% 2028 Notes	$57,500,000	$57,500,000	$-

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load paid	-	%(1)
Offering expenses borne by us	-	%(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses paid	-%
Annual estimated expenses (as a percentage of average net assets attributable to common stock):
Base Management fees	5.2	%(4)
Incentive fees payable under the Management Agreement	3.5	%(5)
Interest payments on borrowed funds	13.9	%(6)
Other expenses	3.5	%(7)
Total annual expenses	26.1	%(8)

(1)	In the event that the shares of common stock to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.

(3)	The expenses associated with the administration of our dividend reinvestment plan are included in “Other expenses.” The participants in the dividend reinvestment plan will pay a pro rata share of brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the plan. For more details about the plan, see “Dividend Reinvestment Plan.”

(4)	Our base management fee under the Management Agreement with Saratoga Investment Advisors is based on our gross assets, which is defined as our total assets, including those acquired using borrowings for investment purposes, but excluding cash and cash equivalents. See “Investment Advisory and Management Agreement.” The fact that our base management fee is payable based upon our gross assets, rather than our net assets (i.e., total assets after deduction of any liabilities, including borrowings) means that our base management fee as a percentage of net assets attributable to common stock will increase when we utilize leverage.

(5)	The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued by us during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the Management Agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. We estimate this as zero for purposes of this table as these fees are hard to predict, as they are based on capital gains and losses. See “Investment Advisory and Management Agreement.”

(6)	We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The 13.9% figure in the table includes all expected borrowing costs that we expect to incur over the next twelve months in connection with the secured revolving credit facility we have with Madison Capital Funding LLC. The costs associated with our outstanding borrowings are indirectly borne by our stockholders. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. In addition, all of the commitment fees, interest expense, amortized financing costs of our Credit Facility, SBA debentures, the 6.25% 2025 Notes, the 6.25% 2027 Notes, the 7.25% 2025 Notes and the 7.75% 2025 Notes, and the fees and expenses of issuing and servicing any other borrowings or leverage that we expect to incur during the next twelve months are included in the table and expense example presentation below. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our non-interested board of directors approved of the Company becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. See “Regulation” and “Risk Factors—Risks Related to Our Business and Structure—Recent legislation may allow us to incur additional leverage.”

(7)	“Other expenses” are based on estimated amounts for the current fiscal year and include our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Saratoga Investment Advisors in performing its obligations under the administration agreement. See “Administration Agreement.”

(8)	This figure includes all of the fees and expenses of our wholly-owned subsidiaries, Saratoga Investment Corp SBIC II, LP, Saratoga Investment Corp SBIC III, LP, Saratoga Investment Funding II, LLC and Saratoga Investment Funding III, LLC. Furthermore, this table reflects all of the fees and expenses borne by us with respect to our investment in Saratoga CLO.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical $1,000 investment in our common stock, assuming an asset coverage ratio of 162.9% (the Company’s actual asset coverage as of February 28, 2025) and total annual expenses of 26.1% of net assets attributable to common stock as set forth in the fees and expenses table above, and (x) a 5.0% annual return resulting entirely from net realized capital gains (none of which is subject to the incentive fee) and (y) a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to the incentive fee based on capital gains). Transaction expenses are included in the following example. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including cost of debt, if any, and other expenses) may be greater or less than those shown.

	1 Year	3 Years	5 years	10 years
Assuming a 5% annual return on portfolio resulting entirely from net realized capital gains (none of which is subject to the capital gains incentive fee)(1)	$267	$843	$1,477	$3,361
Assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to incentive fee based on capital gains)(2)	$277	$874	$1,532	$3,487

(1)	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.

(2)	Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and therefore subject to the incentive fee based on capital gains. Because our investment strategy involves investments that generate primarily current income, we believe that a 5% annual return resulting entirely from net realized capital gains is unlikely.

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

Sales of unregistered securities

We did not sell any securities during the year ended February 28, 2025 that were not registered under the Securities Act of 1933, as amended.

Issuer purchases of equity securities

During the year ended February 28, 2025, February 29, 2024 and February 28, 2023, we purchased 0, 88,576 and 438,192 shares, respectfully of our common stock in the open market.

The following table summarizes the purchased common stock on a month to month basis for the year ended February 28, 2025:

Period	Quantity
March 1, 2024 through March 31, 2024	-
April 1, 2024 through April 30, 2024	-
May 1, 2024 through May 31, 2024	-
June 1, 2024 through June 30, 2024	-
July 1, 2024 through July 31, 2024	-
August 1, 2024 through August 31, 2024	-
September 1, 2024 through September 30, 2024	-
October 1, 2024 through October 31, 2024	-
November 1, 2024 through November 30, 2024	-
December 1, 2024 through December 31, 2024	-
January 1, 2025 through January 31, 2025	-
February 1, 2025 through February 28, 2025	-
Total	-

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

The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the elevated interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and an elevated interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	interest rate volatility, including an elevated interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provides $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of February 28, 2025, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 29, 2024, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.5 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $3.1 million and $9.4 million, respectively.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of February 28, 2025 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

Portfolio and investment activity

Investment Portfolio Overview

	February 28, 2025	February 29, 2024	February 28, 2023
	($ in millions)
Number of investments(1)	135	139	115
Number of portfolio companies(2)	48	55	49
Average investment per portfolio company(2)	$20.1	$20.1	$19.0
Average investment size(1)	$7.2	$8.1	$8.3
Weighted average maturity(3)	2.2 yrs	2.5 yrs	2.9 yrs
Number of industries(5)	41	43	40
Non-performing or delinquent investments (fair value)	$2.6	$18.9	$9.8
Fixed rate debt (% of interest earning portfolio)(3)	$26.1(3.0)%	$5.5(0.5)%	$8.2(1.0)%
Fixed rate debt (weighted average current coupon)(3)	7.4%	15.0%	12.2%
Floating rate debt (% of interest earning portfolio)(3)	$850.5(97.0)%	$997.9(99.5)%	$817.1(99.0)%
Floating rate debt (weighted average current spread over LIBOR/SOFR)(3)(4)	7.2%	7.5%	7.0%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO.

(2)	At February 28, 2025, excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E Note tranche of the SLF 2022. At February 28, 2023, excludes our investment in the subordinated notes of Saratoga CLO, Class F-2-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV and the Class E Note tranche of the SLF 2022.
(4)	Calculation uses either 1-month or 3-month LIBOR/SOFR, depending on the contractual terms, and after factoring in any existing LIBOR/SOFR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, as well as the unsecured notes and equity interests in the SLF JV and the Class E note tranche of the SLF 2022 are included in Structured Finance Securities industry.

During the fiscal year ended February 28, 2025, we invested $168.1 million in new and existing portfolio companies and had $312.1 million in aggregate amount of exits and repayments resulting in net repayments of $144.0 million for the year.

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

Portfolio Composition

Our portfolio composition at February 28, 2025, February 29, 2024 and February 28, 2023 at fair value was as follows:

	February 28, 2025		February 29, 2024		February 28, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	88.7%	11.3%	85.7%	12.6%	82.1%	12.3%
Second lien term loans	0.7	16.7	1.6	5.1	1.5	5.3
Unsecured loans	1.7	10.7	1.4	11.1	2.1	9.8
Structured finance securities	1.5	19.9	2.7	10.3	4.3	7.4
Equity interests	7.4	-	8.6	-	10.0	-
Total	100.0%	10.8%	100.0%	11.4%	100.0%	10.7%

At February 28, 2025, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.2 million and constituted 0.02% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2025 and February 29, 2024, was composed of $527.1 million and $640.8 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 28, 2025, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See “Part 1. Item 1A. Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses”). We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2025, $484.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and eight of the Saratoga CLO portfolio investments were in default with a fair value of $4.4 million. At February 29, 2024, $603.0 million or 99.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and two of the Saratoga CLO portfolio investments were in default with a fair value of $0.3 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 28, 2025 and February 29, 2024 was as follows:

Saratoga Investment Corp.

	February 28, 2025		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$890,437	91.0%	$1,000,298	87.8%
Yellow	1,086	0.1	12,643	1.1
Red	1,547	0.2	6,273.00	0.6
N/A(1)	85,008	8.7	119,580	10.5
Total	$978,078	100.0%	$1,138,794	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO and equity interests.

The change in reserve from $9.5 million as of February 29, 2024 to $0.2 million as of February 28, 2025 was primarily related to the reversal and receipt of the non-accrual of interest income related to our investment in Knowland Group, and the write-down of all reserved interest income related to our investments in Pepper Palace and Zollege as part of their restructurings this year.

The CMR distribution of Saratoga CLO investments at February 28, 2025 and February 29, 2024 was as follows:

Saratoga CLO

	February 28, 2025		February 29, 2024
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$446,859	90.8%	$560,384	92.2%
Yellow	37,453	7.6	42,580	7.0
Red	6,198	1.3	3,568	0.6
N/A(1)	1,685	0.3	1,020	0.2
Total	$492,195	100.0%	$607,552	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2025 and February 29, 2024:

Saratoga Investment Corp.

	February 28, 2025		February 29, 2024
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$85,149	8.5%	$51,094	4.5%
Consumer Services	59,439	6.1	64,689	5.7
HVAC Services and Sales	57,458	5.9	59,208	5.2
Real Estate Services	51,750	5.3	52,350	4.6
Healthcare Software	45,986	4.7	120,500	10.8
Education Software	41,595	4.3	45,579	4.0
Dental Practice Management	35,159	3.6	40,235	3.5
Mental Healthcare Services	32,405	3.3	37,377	3.3
Cutsom Millwork Software	31,722	3.2	-	0.0
Restaurant	31,600	3.2	22,580	2.0
Municipal Government Software	29,720	3.0	-	0.0
Health/Fitness Franchisor	28,453	2.9	32,032	2.8
Education Services	27,533	2.8	25,819	2.3
Talent Acquisition Software	27,334	2.8	26,896	2.4
Employee Collaboration Software	27,179	2.8	14,150	1.2
Financial Services	26,302	2.7	26,276	2.3
Research Software	26,280	2.7	26,255	2.3
Architecture & Engineering Software	25,293	2.6	25,247	2.2
Association Management Software	24,850	2.5	24,089	2.1
Direct Selling Software	24,064	2.5	24,073	2.1
Mentoring Software	22,027	2.3	22,069	1.9
Insurance Software	20,345	2.1	19,821	1.7
Investment Fund	19,615	2.0	25,222	2.2
IT Services	18,810	1.9	78,422	6.9
Marketing Orchestration Software	18,444	1.9	18,420	1.6
Corporate Education Software	17,346	1.8	18,026	1.6
Non-profit Services	16,470	1.7	16,267	1.4
Structured Finance Securities(1)	14,772	1.5	30,626	2.7
Veterinary Services	12,667	1.3	4,753	0.4
Field Service Management	11,751	1.2	10,708	0.9
Lead Management Software	11,641	1.2	12,120	1.1
Alternative Investment Management Software	11,576	1.2	10,779	0.9
Fire Inspection Business Software	10,178	1.0	9,916	0.9
Financial Services Software	9,933	1.0	9,916	0.9
Industrial Products	9,404	1.0	9,095	0.8
Office Supplies	5,339	0.5	7,181	0.6
Cyber Security	3,517	0.4	2,826	0.2
Staffing Services	3,426	0.4	3,288	0.3
Specialty Food Retailer	1,546	0.2	2,489	0.2
Healthcare Supply	-	0.0	-	0.0
Facilities Maintenance	-	0.0	231	0.0
Hospitality/Hotel	-	0.0	41,447	3.6
Sports Management	-	0.0	27,000	2.4
Legal Software	-	0.0	20,709	1.8
Roofing Contractor Software	-	0.0	19,014	1.7
Total	$978,078	100.0%	$1,138,794	100.0%

(1)

As of February 28, 2025, comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022. As of February 29, 2024, comprised of our investment in the subordinated notes and Class F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and E-Notes of SLF 2022.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2025 and February 29, 2024:

Saratoga CLO

	February 28, 2025		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$101,194	20.9%	$116,253	19.0%
Services: Business	46,915	9.5	65,524	10.8
High Tech Industries	39,950	8.1	50,996	8.4
Services: Consumer	26,923	5.5	30,433	5.0
Healthcare & Pharmaceuticals	26,032	5.3	40,453	6.7
Chemicals, Plastics, & Rubber	25,268	5.1	30,219	5.0
Retail	22,306	4.5	26,339	4.3
Telecommunications	19,475	4.0	22,718	3.7
Media: Advertising, Printing & Publishing	17,309	3.4	20,265	3.3
Hotel, Gaming & Leisure	16,900	3.3	20,217	3.3
Automotive	16,730	3.4	20,007	3.3
Consumer goods: Durable	14,008	2.8	17,555	2.9
Containers, Packaging & Glass	13,522	2.7	17,138	2.8
Construction & Building	13,129	2.7	16,663	2.7
Beverage, Food & Tobacco	12,920	2.6	13,150	2.2
Consumer goods: Non-durable	10,571	2.1	10,698	1.8
Aerospace & Defense	8,353	1.7	13,068	2.2
Wholesale	8,061	1.6	7,255	1.2
Transportation: Cargo	7,153	1.5	8,890	1.5
Media: Broadcasting & Subscription	7,069	1.4	10,778	1.8
Utilities: Oil & Gas	6,417	1.3	8,046	1.3
Media: Diversified & Production	6,286	1.3	10,390	1.7
Capital Equipment	4,739	1.0	5,694	0.9
Forest Products & Paper	4,408	0.9	3,592	0.6
Transportation: Consumer	3,727	0.8	4,720	0.8
Energy: Electricity	3,306	0.7	2,855	0.5
Energy: Oil & Gas	3,012	0.6	4,024	0.7
Environmental Industries	2,588	0.5	3,120	0.5
Utilities: Electric	1,988	0.4	2,234	0.4
Metals & Mining	1,936	0.4	4,256	0.7
Total	$492,195	100.0%	$607,550	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2025 and February 29, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 28, 2025		February 29, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$364,944	37.3%	$264,966	23.3%
Southeast	234,144	23.9	308,590	27.1
Northeast	128,787	13.2	144,562	12.7
West	120,361	12.3	233,791	20.5
Southwest	63,278	6.5	111,911	9.8
International / Other	18,810	1.9	-	0.0
Other(1)	47,754	4.9	74,974	6.6
Total	$978,078	100.0%	$1,138,794	100.0%

(1)	As of February 28, 2025, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments. As of February 29, 2024, comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV and foreign investments.

Results of operations

Operating results for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023 were as follows:

	For the Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
	($ in thousands)
Total investment income	$148,855	$143,720	$99,104
Total operating expenses	95,852	86,846	63,903
Net investment income	53,003	56,874	35,201
Net realized gains (losses) from investments	(42,030)	154	7,446
Income tax (provision) benefit from realized gain on investments	-	-	549
Net change in unrealized appreciation (depreciation) on investments	18,974	(47,091)	(15,218)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,061)	(893)	(1,715)
Loss on extinguishment of debt*	(800)	(110)	(1,587)
Net increase in net assets resulting from operations	$28,086	$8,934	$24,676

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Investment income

The composition of our investment income for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023 were as follows:

	For the Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
	($ in thousands)
Interest from investments	$131,022	$127,785	$85,217
Interest from cash and cash equivalents	6,530	2,512	1,368
Management fee income	3,114	3,270	3,270
Incentive fee income	-	-	-
Dividend Income*	4,562	6,533	2,720
Structuring and advisory fee income	1,583	2,150	3,585
Other income*	2,044	1,470	2,944
Total investment income	$148,855	$143,720	$99,104

*	Certain prior period amounts have been reclassified to conform to current period presentation.

For the fiscal year ended February 28, 2025, total investment income increased $5.1 million, or 3.6%, to $148.9 million for the fiscal year ended February 28, 2025 compared to $143.7 million for the fiscal year ended February 29, 2024. Interest income from investments increased $3.2 million, or 2.5%, to $131.0 million for the year ended February 28, 2025 from $127.8 million for the fiscal year ended February 29, 2024. The increase in interest income for the fiscal year ended February 28, 2025 is primarily due to the recognition of $8.2 million interest income related to our Knowland investment that was previously on non-accrual and was fully repaid this year with all interest, offset by lower interest income on the overall portfolio as the weighted average interest rate decreased from 11.4% as of February 29, 2024 to 10.8% as of February 28, 2025.

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

For the fiscal year ended February 28, 2025 and February 29, 2024, total PIK income was $4.0 million and $2.5 million, respectively. This increase was primarily due to the recognition of reserved Knowland PIK interest previously on non-accrual and fully repaid during this year.

For the fiscal year ended February 29, 2024 and February 28, 2023, total PIK income was $2.5 million and $1.2 million, respectively. This increase was due to investment growth and amended terms of debt securities that elected to pay a portion of their interest in PIK.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, total management fee income was $3.1 million, $3.3 million and $3.3 million, respectively.

For the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023, total dividend income was $4.6 million, $6.5 million and $2.7 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects the reduced $4.0 million of dividend income received on the SLF JV as of February 28, 2025 compared to $5.9 million as of February 29, 2024.

For the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023, total structuring and advisory fee income was $1.6 million, $2.1 million and $3.6 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments, with the changes year-over-year primarily reflecting the increased or decreased originations during the period.

For the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023, other income was $2.0 million, $1.5 million and $2.9 million, respectively. Other income primarily includes prepayment, amendment and redemption fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 were as follows:

	For the Year Ended
	February 28, 2025	February 29, 2024	February 28, 2023
	($ in thousands)
Interest and debt financing expenses	$52,059	$49,180	$33,499
Base management fees	18,382	19,212	16,424
Incentive management fees	13,254	8,025	5,057
Professional fees	2,058	1,767	1,812
Administrator expenses	4,708	3,873	3,160
Insurance	304	322	347
Directors fees and expenses	367	351	360
General and administrative and other expenses	1,902	2,243	2,329
Income tax expense (benefit)	412	43	(153)
Excise tax expense (benefit)	2,406	1,830	1,068
Total operating expenses	$95,852	$86,846	$63,903

For the year ended February 28, 2025, total operating expenses increased $9.0 million, or 10.4%, to $95.9 million compared to $86.8 million for the year ended February 29, 2024. For the year ended February 29, 2024, total operating expenses increased $22.9 million, or 35.9%, to $86.8 million compared to $63.9 million for the year ended February 28, 2023.

For the year ended February 28, 2025, interest and debt financing expenses increased $2.9 million, or 5.9% compared to the year ended February 29, 2024. The increase is attributable to both the total average outstanding debt increasing from $798.9 million for the year ended February 29, 2024 to $836.2 million for the year ended February 28, 2025, as well as the weighted average interest rate on our outstanding indebtedness increasing from 5.46% to 5.56% for the same periods.

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

For the year ended February 28, 2025, base management fees decreased $0.8 million, or 4.3% compared to the fiscal year ended February 29, 2024. The decrease in base management fees is due to the 4.3% decrease in the average value of our total assets, less cash and cash equivalents, from $1,097.8 million as of February 29, 2024 to $1,050.5 million as of February 28, 2025.

For the year ended February 29, 2024, base management fees increased $2.8 million, or 17.0% compared to the fiscal year ended February 28, 2023. The increase in base management fees is due to the 17.0% increase in the average value of our total assets, less cash and cash equivalents, from $938.5 million as of February 28, 2023 to $1,097.8 million as of February 29, 2024.

For the year ended February 28, 2025, incentive fees increased $5.2 million, or 65.1% compared to the fiscal year ended February 29, 2024. The incentive fee on income increased this year from $13.0 million for the year ended February 29, 2024 to $13.2 million for the year ended February 28, 2025, reflecting the increased operating performance of our debt investments during this period. The incentive fees on capital gains increased from $(8.3) million benefit for the fiscal year ended February 29, 2024 to $(5.9) million benefit for the fiscal year ended February 28, 2025, both reflecting the incentive fee income and expense on net unrealized appreciation and depreciation recognized during both these periods, with the liability floor capped at zero.

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

For the year ended February 28, 2025, professional fees increased $0.3 million, or 16.5% compared to the fiscal year ended February 29, 2024. This increase is primarily due to inflationary increases from vendors across accounting, legal and consulting fees across the Company, as well as the additional cost of performing a Sarbanes Oxley audit this year with the Company becoming an accelerated filer.

For the year ended February 29, 2024, professional fees decreased $0.05 million, or 2.5% compared to the fiscal year ended February 28, 2023. This decrease primarily reflects the benefit of scale and optimization of costs and vendors across accounting, legal and consulting fees across the Company.

For the year ended February 28, 2025, administrator expenses increased $0.8 million, or 21.6% compared to the fiscal year ended February 29, 2024, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $4.3 million last year to $5.0 million, effective August 1, 2024.

For the year ended February 29, 2024, administrator expenses increased $0.7 million, or 22.5% compared to the fiscal year ended February 28, 2023, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $3.275 million last year to $ 4.3 million, effective August 1, 2023.

For the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, the average borrowings outstanding under the Credit Facilities was approximately $33.1 million, $37.9 million and $26.3 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facilities was 9.49%, 9.66% and 6.72%, respectively.

For the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, the average borrowings outstanding of SBA debentures was $213.8 million, $202.5 million and $230.0 million, respectively. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.32%, 3.08% and 2.78%, respectively.

The weighted average dollar amount of our unsecured notes for the fiscal years ended February 28, 2025 and February 29, 2024 were as follows:

	Fiscal Year Ended
(in millions)	February 28, 2025	February 29, 2024
7.75% 2025 Notes	$5.0	$5.0
6.25% 2027 Notes	15.0	15.0
4.375% 2026 Notes	175.0	175.0
4.35% 2027 Notes	75.0	75.0
6.00% 2027 Notes	105.5	105.5
7.00% 2025 Notes	12.0	12.0
8.00% 2027 Notes	46.0	46.0
8.125% 2027 Notes	60.4	60.4
8.75% 2025 Notes	20.0	17.5
8.50% 2028 Notes	57.5	50.2

For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recognized income tax expense (benefit) of $0.41 million, $0.04 million and ($0.15) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

For the year ended February 28, 2025, we accrued excise taxes of $2.4 million on undistributed taxable income as of December 31, 2024. For the year ended February 29, 2024, we accrued excise taxes of $1.8 million on undistributed taxable income as of December 31, 2023.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 28, 2025, we had $312.1 million of sales, repayments, exits or restructurings resulting in $42.0 million of net realized losses. The most significant realized gains and losses during the year ended February 28, 2025 were as follows (dollars in thousands):

Fiscal year ended February 28, 2025

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Zollege PBC	First Lien Term Loan & Equity Interests	$3,205	$18,316	$(15,111)
Netreo Holdings, LLC	Equity Interests	2,260	7,706	(5,446)
Book4Time, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	707	157	550
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	-	-	(34,007)
Invita (fka HemaTerra Holding Company, LLC)	Equity Interests	7,577	2,817	4,760
Modern Campus (fka Destiny Solutions Inc.)	Limited Partner Interests	9,430	3,969	5,461
Emily Street Enterprises, L.L.C.	Equity Interests	1,670	400	1,270

The $15.1 million of net realized losses was from the restructuring of our Zollege PBC investment.

The $5.4 million of net realized losses was from the sale of the equity interests in our Netreo Holdings, LLC investment.

The $0.5 million of net realized gains was from the sale of the equity interests in our Book4Time, Inc. investment.

The $34.0 million of net realized losses was from the restructuring of our Pepper Palace, Inc. investment.

The $4.8 million of net realized gains was from the sale of the equity interests in our Invita (fka HemaTerra Holding Company, LLC) investment.

The $5.5 million of net realized gains was from the sale of the limited partner interests in our Modern Campus (fka Destiny Solutions Inc.) investment.

The $1.3 million of net realized gains was from the sale of the equity interests in our Emily Street Enterprises, L.L.C. investment.

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

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 28, 2025, our investments had a net change in unrealized appreciation of $19.0 million compared to a net change in unrealized depreciation of $47.1 million for the year ended February 29, 2024. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2025, were the following (dollars in thousands):

Fiscal year ended February 28, 2025

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$2,939	$1,547	$(1,392)	$31,558
Zollege PBC	First Lien Term Loan & Equity Interests	2,020	3,937	1,917	16,082
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	Structured Finance Securities	9,375	2,281	(7,094)	(6,594)
Destiny Solutions Inc.	First Lien Term Loan & Equity Interests	-	-	-	(5,925)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	19,615	(15,588)	(5,608)
Artemis Wax Corp.	First Lien Term Loan & Equity Interests	60,546	59,439	(1,107)	(5,588)
ARC Health OpCo LLC	First Lien Term Loan & Equity Interests	37,533	32,405	(5,128)	(4,993)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	-	-	3,803
Knowland Group, LLC	Second Lien Term Loan	-	-	-	3,236
HemaTerra Holding Company, LLC	First Lien Term Loan & Equity Interests	-	-	-	(3,094)
Axero Holdings, LLC	First Lien Term Loan & Equity Interests	20,637	26,665	6,028	2,552
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	14,889	241	(14,648)	(2,147)
Granite Comfort, LP	First Lien Term Loan	58,943	57,458	(1,485)	(1,852)
Stretch Zone Franchising, LLC	First Lien Term Loan	28,526	27,255	(1,271)	(1,500)
ETU Holdings, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	17,053	13,368	(3,685)	(1,250)
Vector Controls Holding Co., LLC	First Lien Term Loan & Equity Interests	-	9,404	9,404	1,233

The $31.6 million net change in unrealized appreciation in our investment in Pepper Palace, Inc. was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $16.1 million net change in unrealized appreciation in our investment in Zollege PBC was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $6.6 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note was driven by the impact of the performance of individual credits in the CLO portfolio.

The $5.9 million net change in unrealized depreciation in our investment Modern Campus (fka Destiny Solutions Inc.) was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gain.

The $5.6 million net change in unrealized depreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was primarily driven by the impact of the performance of individual credits in the portfolio.

The $5.6 million of net change in unrealized depreciation in our investment Artemis Wax Corp. was driven by a decline in company performance, overall market conditions and capital structure changes.

The $5.0 million of net change in unrealized depreciation in our investment ARC Health OpCo LLC was driven by declines in company performance and capital structure changes.

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

The $3.1 million net change in unrealized depreciation in our investment Invita (fka HemaTerra Holding Company, LLC) was driven by market factors that reduced the eventual proceeds received from the sale.

The $2.6 million net change in unrealized appreciation in our investment Axero Holdings, LLC was driven by strong financial portfolio company performance.

The $2.4 million net change in unrealized depreciation in our investment in Stretch Zone Franchising, LLC was driven by a decline in company performance.

The $2.1 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was primarily driven by the weakened performance of individual credits in the portfolio.

The $1.9 million net change in unrealized depreciation in our investment in Granite Comfort, LP was driven by a decline in company performance.

 The $1.2 million net change in unrealized depreciation in our investment ETU Holdings, Inc. was driven by a decline in company performance, overall market conditions and capital structure changes.

The $1.2 million net change in unrealized appreciation in our investment in Vector Controls Holding Co., LLC was driven by company performance.

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recorded a net increase in net assets resulting from operations of $28.1 million, $8.9 million and $24.7 million, respectively. Based on 13,912,170 weighted average common shares outstanding as of February 28, 2025, our per share net increase in net assets resulting from operations was $2.02 for the fiscal year ended February 28, 2025. This compares to a per share net increase in net assets resulting from operations of $0.71 for the fiscal year ended February 29, 2024 (based on 12,670,939 weighted average common shares outstanding as of February 29, 2024), and a per share net increase in net assets resulting from operations of $2.06 for the fiscal year ended February 28, 2023 (based on 11,963,533 weighted average common shares outstanding as of February 28, 2023).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle-market companies, interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, draws of the Encina Credit Facility and the Live Oak Credit Facility, our continued access to the SBA debentures future borrowings and future offerings of both private and public debt and equity securities.

Although we expect to continue to fund the growth of our investment portfolio through the net proceeds from future equity offerings, including our dividend reinvestment plan (“DRIP”), our equity ATM Program (as defined below), and issuances of senior securities or future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our plans to raise capital will be successful. In this regard, because our common stock has historically traded at a price below our current NAV per share and we are limited in our ability to sell our common stock at a price below NAV per share, we have been and may continue to be limited in our ability to raise equity capital.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 162.9% as of February 28, 2025 and 161.1% as of February 29, 2024. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of February 28, 2025, we had $32.5 million outstanding borrowings under the Encina Credit Facility. As of February 29, 2024, we had $35.0 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at February 28, 2025 and February 29, 2024 was $78.6 million and $65.0 million, respectively.

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

As of February 28, 2025, we had $20.0 million outstanding borrowings under the Live Oak Credit Facility. As of February 29, 2024, we had zero outstanding borrowings under the Live Oak Credit Facility. Our borrowing base under the Live Oak Credit Facility at February 28, 2025 and February 29, 2024 was $86.9 million and $0.0 million, respectively.

Our asset coverage ratio, as defined in the 1940 Act, was 162.9% as of February 28, 2025 and 161.1% as of February 29, 2024.

SBA-guaranteed debentures

In addition, we, through two current wholly owned subsidiaries, sought and obtained licenses from the SBA to operate an SBIC. In this regard, our wholly owned subsidiaries, SBIC II LP and SBIC III LP, received an SBIC license from the SBA on August 14, 2019 and September 29, 2022, respectively. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Our wholly owned subsidiary SBIC LP fully repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2023, and SBIC LP subsequently merged with and into the Company.

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

As of February 28, 2025, SBIC LP had $0.0 million in regulatory capital and $0.0 million SBA-guaranteed debentures outstanding. SBIC II LP had $87.5 million in regulatory capital and $131.0 million SBA-guaranteed debentures outstanding. SBIC III LP had $87.5 million in regulatory capital and $39.0 million SBA-guaranteed debentures outstanding.

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

At February 28, 2025, the total amount of 7.25% 2025 Notes outstanding was $0.0 million.

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

At February 28, 2025, the total amount of 7.75% 2025 Notes outstanding was $5.0 million.

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

At February 28, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

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

At February 28, 2025 the total amount of 4.375% 2026 Notes outstanding was $175.0 million.

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

At February 28, 2025 the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

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

At February 28, 2025 the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

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

At February 28, 2025 the total amount of 7.00% 2025 Notes outstanding was $12.0 million.

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

 At February 28, 2025 the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

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

At February 28, 2025, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

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

At February 28, 2025, the total amount of 8.75% 2025 Notes outstanding was $20.0 million.

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

At February 28, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

At February 28, 2025 and February 29, 2024, the fair value of total cash and cash equivalents, cash and cash equivalents in reserve accounts and total investments by major category are as follows:

	February 28, 2025		February 29, 2024
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$148,218	12.6%	$8,693	0.8%
Cash and cash equivalents, reserve accounts	56,505	4.8	31,814	2.7
First lien term loans	867,866	73.4	976,423	82.8
Second lien term loans	6,388	0.5	18,097	1.5
Structured finance securities	14,772	1.2	30,626	2.6
Unsecrued loan	16,534	1.4	15,818	1.3
Equity interests	72,518	6.1	97,830	8.3
Total	$1,182,801	100.0%	$1,179,301	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 7, 2025, our board of directors extended the Share Repurchase Plan for another year to January 15, 2026, which currently permits up to 1.7 million shares of common stock to be repurchased under the Share Repurchase Plan. As of February 28, 2025, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months and year ended February 28, 2025 we did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of February 28, 2025 we sold 7,844,716 shares for gross proceeds of $207.9 million at an average price of $26.37 for aggregate net proceeds of $206.1 million (net of transaction costs). During the three months ended February 28, 2025, we sold 1,192,400 shares for gross proceeds of $32.4 million at an average price of $26.99 for aggregate net proceeds of $32.2 million (net of transaction costs). During the year ended February 28, 2025, we sold 1,300,838 shares for gross proceeds of $35.4 million at an average price of $26.99 for aggregate net proceeds of $35.1 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended February 28, 2025, the Manager reimbursed the Company $2.2 million. For the year ended February 28, 2025, the Manager reimbursed the Company $2.4 million.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions for the tax years ended February 28, 2026 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2026
June 24, 2025	$0.25	(51)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$1.49
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06

Payment date	Cash Dividend
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

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

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	These dividends were declared on February 18, 2025, and the cash and newly issued shares of the common stock will be determined at a future date.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s consolidated financial statements and disclosures in the consolidated financial statements as of and for the year ended February 28, 2025.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$32,500	$-	$-	$-
Live Oak credit facility	20,000	-	20,000	-	-
SBA debentures	170,000	-	-	-	170,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	12,000	-	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$793,875	$244,500	$321,875	$57,500	$170,000

Off-balance sheet arrangements

At February 28, 2025 and February 29, 2024, our off-balance sheet arrangements consisted of $126.7 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2025 and February 29, 2024 is shown in the table below (dollars in thousands):

	February 28, 2025	February 29, 2024
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000	-
Davisware, LLC	1,000	-
Granite Comfort, LP	-	750
JDXpert	4,500	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,200	1,898
Procurement Partners, LLC	-	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	-	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$75,748	$77,696

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$-	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	1,500	2,000
BQE Software, Inc.	2,250	3,250
C2 Educational Systems	-	3,000
Cloudpermit Intermediate Holding Company	5,000	-
Davisware, LLC	1,750	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	-	2,500
Granite Comfort, LP	11,637	11,637
Innergy, Inc.	5,000	-
Inspect Point Holding, LLC	1,500	1,500
Modis Dental Partners OpCo, LLC	8,900	-
Pepper Palace, Inc. - Revolver	600	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	7,319	15,319
Zollege PBC	-	150
	50,938	54,733
Total	$126,686	$132,429

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2025, we had cash and cash equivalents of $148.2 million, $32.5 million in available borrowings under the Encina Credit Facility and $55.0 million in available borrowings under the Live Oak Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. The Federal Reserve held interest rates steady in the first quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR.

At February 28, 2025, we had $741.4 million of borrowings outstanding. In addition, as of February 28, 2025, there were $32.5 million borrowings outstanding under the Encina Credit Facility and $20.0 million borrowings outstanding under the Live Oak Credit Facility as of February 28, 2025. As of February 28, 2025, on a fair value basis, approximately 2.6% of our debt investments bear interest at a fixed-rate and approximately 97.4% of our debt investments bear interest at a floating rate. As of February 28, 2025, 100% of our floating rate debt investments are subject to interest rate floors.  Additionally, both the Encina Credit Facility and the Live Oak Credit Facility are subject to a floating interest rate and is currently paid based on floating Term SOFR rate.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2025 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $8.8 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $8.7 million to our interest income.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 28, 2025.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Investment	Investment	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	$(8,731)	$525	$(8,206)	$(6,565)	$(0.43)
-50	(4,367)	263	(4,104)	(3,283)	(0.22)
-25	(2,185)	131	(2,054)	(1,643)	(0.11)
25	2,195	(131)	2,064	1,651	0.11
50	4,390	(263)	4,127	3,302	0.22
100	8,780	(525)	8,255	6,604	0.43
200	17,561	(1,050)	16,511	13,209	0.87
300	26,341	(1,575)	24,766	19,813	1.30
400	35,121	(2,100)	33,021	26,417	1.74

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2025.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

a)	None.

b)	During the fiscal quarter ended February 29, 2025, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	65	Chairman of the Board, Chief Executive Officer and President	2010	2027
Henri J. Steenkamp	49	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2020	2026
Independent Directors
Steven M. Looney	75	Director	2007	2025
Charles S. Whitman III	83	Director	2007	2025
G. Cabell Williams	71	Director	2007	2026

Christian L. Oberbeck— Mr. Oberbeck has over 38 years of experience in leveraged finance, including acquisition financing, distressed investing, and private equity, and has been involved in originating, structuring, negotiating, consummating, managing, operating, and monitoring minority and control investments in a broad array of businesses. Mr. Oberbeck is the Founder and Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and has served as the Chairman of the Board, Chief Executive Officer, and President of the Company since 2010. Mr. Oberbeck is also the Managing Partner of Saratoga Partners, a middle-market private equity investment firm. Prior to assuming full management responsibility for Saratoga Partners in 2008, Mr. Oberbeck had co-managed Saratoga Partners since 1995. Mr. Oberbeck joined Dillon Read and Saratoga Partners from Castle Harlan, Inc., a corporate buyout firm which he had joined at its founding in 1987 and was a Managing Director, leading successful investments in manufacturing and financial services companies. Prior to that, he worked in the Corporate Development Group of Arthur Young and in corporate finance at Blyth Eastman Paine Webber. Mr. Oberbeck has been a director of numerous middle-market companies. Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended February 28, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: Christian L. Oberbeck filed late a Form 4 with respect to one transaction in our shares during the reporting period.

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

Director Compensation

Our independent directors receive an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons.”

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2025:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$-	$-
Henri J. Steenkamp(1)	-	-
Independent Directors
Steven M. Looney	$126,500	$126,500
Charles S. Whitman III	120,000	120,000
G. Cabell Williams	120,000	120,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year ended February 28, 2025 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 6, 2025, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 15,364,864 shares of common stock outstanding as of May 6, 2025. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,527,894	(1)	9.9%
Henri J. Steenkamp	39,154		*
Independent Directors
Steven M. Looney	4,258		*
Charles S. Whitman III	5,229		*
G. Cabell Williams	104,501		*
All Directors as a Group	1,681,036		10.9%
Owners of 5% or more of our common stock
Elizabeth Oberbeck(2)	549,183		3.6%
Thomas V. Inglesby	352,236		2.3%
Michael J. Grisius	167,216		1.1%

*	Less than 1.0%

(1)	Includes 645,697 shares of common stock directly held by Mr. Oberbeck, 117,774 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 100,000 shares of common stock held by CLO Partners Holdings LLC, an entity wholly owned by Mr. Oberbeck, 113,506 shares of common stock directly held by Mr. Oberbeck’s children, for which Mr. Oberbeck retains the voting rights, 1,734 shares of common stock directly held by Mr. Oberbeck’s wife, for which Mr. Oberbeck retains the voting rights, and 549,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 2 below.

(2)	Based on information included in Amendment No. 2 to Schedule 13D filed on January 16, 2020, which amends and supplements the statements on Schedule 13D originally filed with the Securities and Exchange filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

For the years ended February 28, 2025 and February 29, 2024, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2025	Fiscal Year Ended February 29, 2024
Audit Fees	$961,700	$642,300
Tax Fees	84,350	50,350
Total Fees	$1,046,050	$692,650

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended February 28, 2025	Fiscal Year Ended February 29, 2024
CLO Audit Fees	$-	$-
Tax Services for Company’s Subsidiaries	-	-
All Other Fees	65,000	84,925
Total Fees	$65,000	$84,925

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

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.14	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.15	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.16	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.17	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.18	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.19	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.20	Form of 7.00% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).

4.21	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.22	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.23	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.14 hereto).

4.24	Description of Securities (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 2, 2023).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.9	Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 2, 2021).

10.10	Amendment No. 2 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 10, 2023).

10.11	Amendment No. 3 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc., Compass Point Research and Trading, LLC, and Raymond James & Associates, Inc. on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 19, 2023).

10.12	Amendment No. 4 to the Equity Distribution Agreement by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann & Co. Inc., Compass Point Research and Trading, LLC, Raymond James & Associates, Inc., and Lucid Capital Markets, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 15, 2024).

10.13	Credit and Security Agreement, dated as of October 4, 2021, by and among Saratoga Investment Funding II, LLC, Saratoga Investment Corp., as collateral manager and equityholder, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent for the secured parties and the collateral agent, and U.S. Bank National Association, as collateral custodian for the secured parties thereto and as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.14	First Amendment to the Credit and Security Agreement, dated as of January 27, 2023, by and among Saratoga Investment Fund II LLC, as borrower, Saratoga Investment Corp., as equityholder and as collateral manager, the lenders party thereto, Encina Lender Finance, LLC, as administrative agent and as collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K, filed on February 2, 2023).

10.15	Equity Pledge Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp. and Encina Lender Finance, LLC, as collateral agent for the secured parties thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.16	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.17	Credit and Security Agreement, dated as of March 27, 2024, by and among Saratoga Investment Funding III, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equityholder, the lenders from time to time party thereto, Live Oak Banking Company, as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.18	First Amendment and Lender Joinder to Credit and Security Agreement, dated as of June 14, 2024, by and among Saratoga Investment Funding III, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equityholder, the lenders parties thereto, and Live Oak Banking Company, as administrative agent and collateral agent (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 17, 2024).

10.18	Equity Pledge Agreement, dated as of March 27, 2024, by and between Saratoga Investment Corp., as pledgor, and Live Oak Banking Company, as collateral agent for the benefit of the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.19	Loan Sale and Contribution Agreement, dated as of March 27, 2024, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding III LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.20	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

10.21	Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated July 9, 2020 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.22	First Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated January 28, 2021 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

10.23	Second Supplemental Note Purchase Agreement by and between Saratoga Investment Corp. and the purchaser party thereto, dated September 8, 2022 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q filed on October 4, 2022).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

19	Insider Trading Policies and Procedures (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2024).

21*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP for Saratoga Investment Corp.

23.2*	Consent of CohnReznick LLP for Saratoga Investment Corp. CLO 2013-1, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

97.1	Compensation Recoupment Policy (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 7, 2025	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer	May 7, 2025
Christian L. Oberbeck	(Principal Executive Officer)

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 7, 2025
Henri J. Steenkamp	Principal Financial Officer), Member of the Board of Directors

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 7, 2025
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 7, 2025
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 7, 2025
Cabell Williams

Ernst & Young LLP One Manhattan West New York, NY 10001-8604	Tel: +1 212 773 3000 ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 28, 2025 and February 29, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2025 and February 29, 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 28, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 7, 2025 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 28, 2025 and February 29, 2024, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments using significant unobservable inputs

Description of the Matter

At February 28, 2025, the fair value of the Company's investments categorized in Level 3 of the fair value hierarchy (Level 3 investments) totaled $974,997 (in thousands). Management determines the fair value of these investments by applying the valuation techniques described in Notes 2 and 3 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of the valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The valuation techniques used by the Company include market comparables, discounted cash flows and enterprise value waterfalls. The significant unobservable inputs used to measure fair value include market yields, EBITDA multiples, revenue multiples, discount rates, recovery rates and prepayment rates.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York

May 7, 2025

Ernst & Young LLP One Manhattan West New York, NY 10001-8604	Tel: +1 212 773 3000 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited Saratoga Investment Corp.’s internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Saratoga Investment Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company including the consolidated schedules of investments of the Company, as of February 28, 2025 and February 29, 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended February 28, 2025, and the related notes (collectively referred to as the “financial statements”), and our report dated May 7, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

May 7, 2025

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 28, 2025	February 29, 2024

ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $886,071,934 and $1,035,879,751, respectively)	$897,660,110	$1,019,774,616
Affiliate investments (amortized cost of $38,203,811 and $26,707,415, respectively)	40,547,432	27,749,137
Control investments (amortized cost of $75,817,587 and $117,196,571, respectively)	39,870,208	91,270,036
Total investments at fair value (amortized cost of $1,000,093,332 and $1,179,783,737, respectively)	978,077,750	1,138,793,789
Cash and cash equivalents	148,218,491	8,692,846
Cash and cash equivalents, reserve accounts	56,505,433	31,814,278
Interest receivable (net of reserve of $210,319 and $9,490,340, respectively)	7,477,468	10,298,998
Management fee receivable	314,193	343,023
Other assets	950,522	1,163,225
Current income tax receivable	-	99,676
Total assets	$1,191,543,857	$1,191,205,835

LIABILITIES
Revolving credit facilities	$52,500,000	$35,000,000
Deferred debt financing costs, revolving credit facilities	(1,254,516)	(882,122)
SBA debentures payable	170,000,000	214,000,000
Deferred debt financing costs, SBA debentures payable	(4,041,026)	(5,779,892)
8.75% Notes Payable 2025	20,000,000	20,000,000
Discount on 8.75% notes payable 2025	(9,055)	(112,894)
Deferred debt financing costs, 8.75% notes payable 2025	(374)	(4,777)
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(68,589)	(193,175)
Deferred debt financing costs, 7.00% notes payable 2025	(8,345)	(24,210)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(19,685)	(74,531)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	287,848	564,260
Deferred debt financing costs, 4.375% notes payable 2026	(865,593)	(1,708,104)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(213,424)	(313,010)
Deferred debt financing costs, 4.35% notes payable 2027	(688,786)	(1,033,178)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(202,144)	(273,449)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(87,295)	(123,782)
Deferred debt financing costs, 6.00% notes payable 2027	(1,524,089)	(2,224,403)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(927,484)	(1,274,455)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,156,234)	(1,563,594)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(1,273,134)	(1,680,039)
Base management and incentive fees payable	6,230,944	8,147,217
Deferred tax liability	4,889,329	3,791,150
Accounts payable and accrued expenses	1,676,335	1,337,542
Interest and debt fees payable	3,909,517	3,582,173
Due to Manager	349,189	450,000
Total liabilities	798,878,389	820,981,727

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 15,183,078 and 13,653,476 common shares issued and outstanding, respectively	15,183	13,654
Capital in excess of par value	412,913,597	371,081,199
Total distributable deficit	(20,263,312)	(870,745)
Total net assets	392,665,468	370,224,108
Total liabilities and net assets	$1,191,543,857	$1,191,205,835
NET ASSET VALUE PER SHARE	$25.86	$27.12

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 28, 2025	February 29, 2024	February 28, 2023
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$119,478,418	$113,521,652	$72,677,237
Affiliate investments	1,883,615	3,299,816	4,773,527
Control investments	5,649,993	8,507,909	6,602,594
Payment-in-kind interest income:
Non-control/Non-affiliate investments	2,245,934	766,697	359,910
Affiliate investments	1,479,391	874,226	416,711
Control investments	284,590	814,925	386,889
Total interest from investments	131,021,941	127,785,225	85,216,868
Interest from cash and cash equivalents	6,530,315	2,512,416	1,368,489
Management fee income	3,114,466	3,270,232	3,269,820
Dividend income(*):
Non-control/Non-affiliate investments	588,247	621,398	2,104,355
Affiliate investments	-	-	615,917
Control investments	3,973,584	5,911,564	-
Total dividend from investments	4,561,831	6,532,962	2,720,272
Structuring and advisory fee income	1,582,822	2,149,751	3,585,061
Other income	2,043,863	1,469,320	2,943,610
Total investment income	148,855,238	143,719,906	99,104,120

OPERATING EXPENSES
Interest and debt financing expenses	52,059,045	49,179,899	33,498,489
Base management fees	18,382,404	19,212,337	16,423,960
Incentive management fees expense (benefit)	13,254,402	8,025,468	5,057,117
Professional fees	2,058,003	1,767,015	1,812,259
Administrator expenses	4,708,333	3,872,917	3,160,417
Insurance	303,859	322,323	347,483
Directors fees and expenses	366,500	351,297	360,000
General and administrative	1,901,592	2,241,579	2,328,672
Income tax expense (benefit)	412,032	42,926	(152,956)
Excise tax expense (benefit)	2,406,465	1,829,837	1,067,532
Total operating expenses	95,852,635	86,845,598	63,902,973
NET INVESTMENT INCOME	53,002,603	56,874,308	35,201,147

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	12,534,746	153,583	7,446,596
Control investments	(54,564,070)	-	-
Net realized gain (loss) from investments	(42,029,324)	153,583	7,446,596
Income tax (provision) benefit from realized gain on investments	-	-	548,568
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	27,693,311	(24,167,727)	(5,330,880)
Affiliate investments	1,301,899	(1,541,829)	574,354
Control investments	(10,020,844)	(21,381,288)	(10,461,606)
Net change in unrealized appreciation (depreciation) on investments	18,974,366	(47,090,844)	(15,218,132)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,060,936)	(893,166)	(1,715,333)
Net realized and unrealized gain (loss) on investments	(24,115,894)	(47,830,427)	(8,938,301)
Realized losses on extinguishment of debt	(800,452)	(110,056)	(1,587,083)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$28,086,257	$8,933,825	$24,675,763

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$2.02	$0.71	$2.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,912,170	12,670,939	11,963,533

*	Certain prior period amounts have been reclassified to conform to current year presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 28, 2025	February 29, 2024	February 28, 2023
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$53,002,603	$56,874,308	$35,201,147
Net realized gain (loss) from investments	(42,029,324)	153,583	7,446,596
Realized losses on extinguishment of debt	(800,452)	(110,056)	(1,587,083)
Income tax (provision) benefit from realized gain on investments	-	-	548,568
Net change in unrealized appreciation (depreciation) on investments	18,974,366	(47,090,844)	(15,218,132)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,060,936)	(893,166)	(1,715,333)
Net increase in net assets resulting from operations	28,086,257	8,933,825	24,675,763

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(45,824,879)	(35,635,955)	(27,313,402)
Net decrease in net assets from shareholder distributions	(45,824,879)	(35,635,955)	(27,313,402)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	33,002,028	44,539,387	-
Capital contribution from Manager	2,351,767	4,475,297	-
Stock dividend distribution	5,077,632	3,582,345	4,648,262
Repurchases of common stock	-	(2,157,605)	(10,824,340)
Repurchase fees	-	(1,772)	(8,764)
Offering costs	(251,445)	(469,456)	-
Net increase (decrease) in net assets from capital share transactions	40,179,982	49,968,196	(6,184,842)
Total increase (decrease) in net assets	22,441,360	23,266,066	(8,822,481)
Net assets at beginning of year	370,224,108	346,958,042	355,780,523
Net assets at end of year	$392,665,468	$370,224,108	$346,958,042

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2025	February 29, 2024	February 28, 2023
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$28,086,257	$8,933,825	$24,675,763
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(3,566,012)	4,910,320	1,882,734
Net accretion of discount on investments	(2,809,163)	(2,221,257)	(1,816,934)
Amortization of deferred debt financing costs	5,025,786	5,171,249	3,587,139
Realized losses on extinguishment of debt	800,452	110,056	1,587,083
Income tax expense (benefit)	37,243	42,926	(152,956)
Net realized (gain) loss from investments	42,029,324	(153,583)	(7,446,596)
Net change in unrealized (appreciation) depreciation on investments	(18,974,366)	47,090,844	15,218,132
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	1,060,936	893,166	1,715,333
Proceeds from sales and repayments of investments	312,113,685	30,271,047	222,215,062
Purchases of investments	(168,077,429)	(246,100,906)	(385,075,296)
(Increase) decrease in operating assets:
Interest receivable	2,821,530	(2,139,047)	(3,066,390)
Due from affiliate	-	-	90,968
Management fee receivable	28,830	20,786	(1,260)
Other assets	212,703	(631,887)	(276,357)
Current income tax receivable	99,676	336,875	(436,551)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	(1,916,273)	(3,967,661)	(832,147)
Accounts payable and accrued expenses	338,793	(126,801)	665,285
Current tax payable	-	-	(2,820,036)
Interest and debt fees payable	327,344	(70,763)	851,315
Directors fees payable	-	(14,932)	(55,068)
Excise tax payable	-	-	(630,183)
Due to Manager	(100,811)	439,065	(252,879)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	197,538,505	(157,206,679)	(130,373,839)

Financing activities
Borrowings on debt	30,000,000	71,500,000	113,000,000
Paydowns on debt	(56,500,000)	(57,000,000)	(76,000,000)
Issuance of notes	-	77,500,000	223,875,000
Repayments of notes	-	-	(43,125,000)
Payments of deferred debt financing costs	(1,176,808)	(4,694,711)	(10,135,986)
Discount on debt issuance, 6.00% notes 2027	-	-	(176,000)
Discount on debt issuance, 7.00% notes 2025	-	-	(360,000)
Proceeds from issuance of common stock	33,002,028	44,539,387	-
Capital contribution from Manager	2,351,767	4,475,297	-
Payments of cash dividends	(40,747,247)	(32,053,610)	(22,665,140)
Repurchases of common stock	-	(2,157,605)	(10,824,340)
Repurchases fees	-	(1,772)	(8,764)
Payments of offering costs	(251,445)	(469,456)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(33,321,705)	101,637,530	173,579,770
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	164,216,800	(55,569,149)	43,205,931
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF YEAR	40,507,124	96,076,273	52,870,342
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF YEAR (See note 2)	$204,723,924	$40,507,124	$96,076,273

Supplemental information:
Interest paid during the year	$46,705,914	$44,079,413	$28,904,198
Cash paid for taxes	791,645	748,721	2,770,984
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	3,407,609	(4,910,319)	(1,882,737)
Net accretion of discount on investments	2,809,163	2,221,257	1,816,934
Amortization of deferred debt financing costs	5,025,786	5,171,249	3,587,139
Stock dividend distribution	5,077,632	3,582,345	4,648,262

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 229.3% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 7/18/2027	7/18/2022	$8,835,600	$8,775,378	$8,845,319	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,730,236	0.7%
		Total Alternative Investment Management Software			10,775,378	11,575,555	3.0%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$24,500,000	24,328,507	24,541,650	6.3%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$750,000	746,569	751,275	0.2%
		Total Architecture & Engineering Software			25,075,076	25,292,925	6.5%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 12.57% Cash, 5/10/2028	5/10/2023	$23,336,753	23,044,093	23,402,096	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,447,602	0.4%
		Total Association Management Software			24,116,487	24,849,698	6.4%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 5/20/2026	5/20/2021	$57,500,000	57,333,736	56,953,750	14.5%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	338,044	0.1%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	2,147,020	0.5%
		Total Consumer Services			60,545,602	59,438,814	15.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,978,192	1.0%
		Total Corporate Education Software			475,698	3,978,192	1.0%
Innergy, Inc.	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 2/20/2030	2/20/2025	$32,000,000	31,721,847	31,721,600	8.1%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 2/20/2030	2/20/2025	$-	-	-	0.0%
		Total Custom Millwork Software			31,721,847	31,721,600	8.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,516,571	0.9%
		Total Cyber Security			1,906,275	3,516,571	0.9%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$7,107,143	7,043,790	7,043,179	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	972,485	0.2%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$7,000,000	6,925,052	7,079,800	1.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modis Dental Partners OpCo, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$8,600,000	8,498,729	8,698,040	2.2%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,552,488	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$6,555,000	6,541,869	6,636,282	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$2,150,000	2,148,547	2,176,660	0.6%
		Total Dental Practice Management			35,135,506	35,158,934	9.0%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$24,065,038	23,961,810	23,352,713	5.9%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$-	-	(18,500)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	729,464	0.2%
		Total Direct Selling Software			25,003,477	24,063,677	6.1%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	5/31/2017	$23,000,000	22,993,974	22,990,800	5.9%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	605,383	0.2%
		Total Education Services			23,493,878	23,596,183	6.1%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/17/2020	$8,170,158	8,169,876	8,170,158	2.1%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	1,182,481	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	329,237	0.1%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 8/5/2027	8/5/2022	$32,000,000	31,801,611	31,913,600	8.1%
		Total Education Software			40,375,674	41,595,476	10.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$6,000,000	6,000,000	6,012,000	1.5%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$5,727,790	5,725,290	5,739,246	1.5%
		Total Field Service Management			11,725,290	11,751,246	3.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$22,713,926	22,655,802	22,654,870	5.8%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$3,286,074	3,266,913	3,277,530	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	370,057	0.1%
		Total Financial Services			26,172,715	26,302,457	6.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$6,000,000	5,974,824	5,930,400	1.5%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$4,050,000	4,037,989	4,003,020	1.0%
		Total Financial Services Software			10,012,813	9,933,420	2.5%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$10,000,000	9,927,042	10,178,000	2.6%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,927,042	10,178,000	2.6%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$28,717,271	28,525,975	27,327,355	7.0%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$-	-	(72,600)	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	1,198,117	0.3%
		Total Health/Fitness Franchisor			30,525,975	28,452,872	7.3%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$3,900,000	3,858,168	3,952,260	1.1%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$15,100,000	14,915,338	15,302,340	3.9%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,822,369	1.0%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$6,000,000	5,959,513	6,000,000	1.5%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	884,831	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.57% Cash, 12/31/2027	1/31/2017	$55,000,000	54,766,528	55,187,000	14.1%
		Total Healthcare Services			83,432,936	85,148,800	21.8%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$35,125,000	35,033,286	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$10,300,000	10,287,080	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	442,532	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	118,529	0.0%
		Total Healthcare Software			45,922,579	45,986,061	11.6%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$43,000,000	42,842,108	41,937,900	10.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$16,207,805	16,101,236	15,520,041	4.0%
		Total HVAC Services and Sales			58,943,344	57,457,941	14.7%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	9,404,077	2.4%
		Total Industrial Products			-	9,404,077	2.4%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.09% Cash, 10/1/2026	10/1/2021	$15,615,511	15,553,310	15,615,511	4.0%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,729,353	1.2%
		Total Insurance Software			18,053,310	20,344,864	5.2%
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.29% Cash, 9/20/2029	9/19/2024	$17,000,000	16,823,180	16,809,600	4.3%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,000,000	0.5%
		Total IT Services			18,823,180	18,809,600	4.8%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$11,525,624	11,470,461	11,640,880	3.0%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,470,461	11,640,880	3.0%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 12/30/2028	12/30/2022	$18,841,634	18,649,126	18,444,075	4.7%
		Total Marketing Orchestration Software			18,649,126	18,444,075	4.7%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$6,500,000	6,455,259	6,184,750	1.6%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$26,914,577	26,907,840	25,609,220	6.5%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	610,944	0.2%
		Total Mental Healthcare Services			37,532,698	32,404,914	8.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.72% Cash, 8/26/2026	8/26/2021	$15,000,000	14,943,520	14,910,000	3.8%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.47% Cash, 8/26/2026	8/26/2021	$5,000,000	4,975,736	4,970,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,146,574	0.5%
		Total Mentoring Software			22,919,256	22,026,574	5.6%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$28,000,000	27,750,119	27,720,000	7.1%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,000,000	0.5%
		Total Municipal Government Software			29,750,119	29,720,000	7.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Omatic Software, LLC (d)	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.58% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,435,922	16,429,958	16,470,437	4.2%
		Total Non-profit Services			16,429,958	16,470,437	4.2%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.07% Cash, 12/31/2028	12/28/2012	$5,300,000	5,285,054	5,339,220	1.4%
		Total Office Supplies			5,285,054	5,339,220	1.4%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	7/9/2020	$14,000,000	13,985,556	13,587,000	3.5%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	2/12/2021	$38,500,000	38,454,669	37,364,250	9.5%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	798,892	0.2%
		Total Real Estate Services			53,812,782	51,750,142	13.2%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$9,492,000	9,428,229	9,492,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$14,400,000	14,259,405	14,400,000	3.7%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,387,902	0.6%
		Total Research Software			26,162,794	26,279,902	6.7%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,952,144	12,000,000	3.1%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$18,000,000	17,906,382	18,000,000	4.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,599,989	0.4%
		Total Restaurant			30,858,526	31,599,989	8.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,426,460	0.9%
		Total Staffing Services			100,000	3,426,460	0.9%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$6,000,000	5,969,521	6,000,000	1.5%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$1,000,000	993,974	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	3/31/2023	$500,000	496,237	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 8/5/2028	8/5/2022	$20,000,000	19,900,196	19,834,000	5.1%
		Total Talent Acquisition Software			27,359,928	27,334,000	7.0%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 5/12/2028	5/12/2023	$12,680,505	12,580,925	12,666,554	3.2%
		Total Veterinary Services			12,580,925	12,666,554	3.2%
Sub Total Non-control/Non-affiliate investments					886,071,934	897,660,110	229.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 10.3% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.47% Cash, 8/18/2027	8/18/2022	$7,000,000	6,959,248	6,980,400	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$7,125,931	7,093,577	6,387,685	1.6%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	-	0.0%
		Total Corporate Education Software			17,052,825	13,368,085	3.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$15,933,063	15,913,591	15,933,063	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,130,734	1,126,177	1,130,734	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,529,000	0.9%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,586,550	1.6%
		Total Employee Collaboration Software			21,150,986	27,179,347	6.9%
Sub Total Affiliate investments					38,203,811	40,547,432	10.3%
Control investments - 10.2% (b)
Zollege PBC (k)(g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,461,250	1,461,250	1,085,855	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	2,851,295	0.7%
		Total Education Services			2,020,049	3,937,150	1.0%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,326,000	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	221,000	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			2,938,561	1,547,000	0.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,889,037	240,578	0.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.58%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	2,280,938	0.6%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 12.87%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.1%
		Total Structured Finance Securities			35,656,537	14,771,516	3.8%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,533,626	4.2%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,486	3,080,916	0.8%
		Total Investment Fund			35,202,440	19,614,542	5.0%
Sub Total Control investments					75,817,587	39,870,208	10.2%
TOTAL INVESTMENTS - 249.8% (b)					$1,000,093,332	$978,077,750	249.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 37.7% (b)
U.S. Bank Money Market (l)	148,218,491	$148,218,491	$148,218,491	37.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	148,218,491	$148,218,491	$148,218,491	37.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2025, non-qualifying assets represent 4.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $392,665,468 as of February 28, 2025.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$10,000,000	$-	$1,327,375	$-	$-	$2,551,701
ETU Holdings, Inc.	-	-	2,035,631	-	-	(1,249,802)
Total	$10,000,000	$-	$3,363,006	$-	$-	$1,301,899

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$2,260,337	$921,530	$-	$-	$(5,445,808)	$3,802,854
Pepper Palace, Inc.	1,450,000	-	1,338	-	-	(34,007,427)	(1,391,561)
Zollege PBC	200,707	209,460	110,862	-	-	(15,110,835)	1,917,101
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	3,114,466	-	(2,147,199)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	1,685,977	-	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,452,981	-	-	-	(6,594,289)
Saratoga Senior Loan Fund I JV, LLC	-	-	1,761,895	-	-	-	715,329
Saratoga Senior Loan Fund I JV, LLC	-	-	-	3,973,584	-	-	(6,323,079)
Total	$1,650,707	$2,469,797	$5,934,583	$3,973,584	$3,114,466	$(54,564,070)	$(10,020,844)

(h)	Non-income producing at February 28, 2025.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2025. (See Note 9 to the consolidated financial statements).

(k)	As of February 28, 2025, the investment was on non-accrual status. The fair value of these investments was approximately $2.6 million, which represented 0.3% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2025.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of February 28, 2025 was 4.32%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of February 28, 2025 was 4.32%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 276.5% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 7/18/2027	7/18/2022	$7,900,000	$7,840,328	$7,884,990	2.1%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,894,346	0.8%
		Total Alternative Investment Management Software			9,840,328	10,779,336	2.9%
BQE Software, Inc.	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+6.75%), 12.08% Cash, 4/13/2028	4/13/2023	$24,500,000	24,285,669	24,497,550	6.6%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.75%), 12.08% Cash, 4/13/2028	4/13/2023	$750,000	743,481	749,925	0.2%
		Total Architecture & Engineering Software			25,029,150	25,247,475	6.8%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 13.58% Cash, 5/10/2028	5/10/2023	$22,649,425	22,292,083	22,934,808	6.2%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,154,132	0.3%
		Total Association Management Software			23,364,477	24,088,940	6.5%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 12.07% Cash, 5/20/2026	5/20/2021	$57,500,000	57,208,255	58,149,750	15.7%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	4,822,941	1.3%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	278,769	1,500,000	1,716,380	0.5%
		Total Consumer Services			60,208,255	64,689,071	17.5%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	4,426,630	1.2%
		Total Corporate Education Software			475,698	4,426,630	1.2%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	2,826,009	0.8%
		Total Cyber Security			1,906,275	2,826,009	0.8%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+10.22%), 15.55% Cash, 4/29/2026	2/8/2023	$11,000,000	10,979,958	11,110,000	3.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,111,499	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.48%), 14.80% Cash, 4/18/2028	4/18/2023	$7,000,000	6,906,453	7,113,400	1.9%
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.48%), 14.80% Cash, 4/18/2028	4/18/2023	$7,500,000	7,392,367	7,621,500	2.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,682,996	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 11/25/2025	11/25/2020	$6,555,000	6,526,643	6,198,408	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 11/25/2025	11/25/2020	$4,650,000	4,635,903	4,397,040	1.2%
		Total Dental Practice Management			40,418,843	40,234,843	10.9%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+5.75%), 11.17% Cash, 3/16/2027	3/16/2022	$24,313,135	24,167,354	23,165,555	6.3%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 11.17% Cash, 3/16/2027	3/16/2022	$-	-	(49,167)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	957,067	0.3%
		Total Direct Selling Software			25,209,021	24,073,455	6.6%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 5/31/2025	5/31/2017	$21,500,000	21,478,821	21,459,150	5.8%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.83% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	576,118	0.2%
Zollege PBC (k)	Education Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash/2.00% PIK, 5/11/2026	5/11/2021	$16,409,153	16,340,466	3,493,509	0.9%
Zollege PBC (j)(k)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash/2.00% PIK, 5/11/2026	5/11/2021	$1,364,109	1,358,200	290,419	0.1%
Zollege PBC (h)	Education Services	Class A Units	5/11/2021	250,000	250,000	-	0.0%
		Total Education Services			39,927,391	25,819,196	7.0%
Destiny Solutions Inc. (h)(i)	Education Software	Limited Partner Interests	5/16/2018	3,068	3,969,291	9,894,736	2.7%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.03% Cash/1.00% PIK, 1/17/2025	1/17/2020	$8,087,775	8,060,498	8,087,775	2.2%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.03% Cash/1.00% PIK, 1/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	569,355	0.2%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	235,296	0.1%
Ready Education	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 8/5/2027	8/5/2022	$27,000,000	26,797,063	26,792,100	7.2%
		Total Education Software			39,231,039	45,579,262	12.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	231,181	0.1%
		Total Facilities Maintenance			488,148	231,181	0.1%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 7/31/2024	9/6/2019	$6,000,000	5,991,382	5,989,200	1.6%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 7/31/2024	9/6/2019	$4,727,790	4,714,256	4,719,280	1.3%
		Total Field Service Management			10,705,638	10,708,480	2.9%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2026	12/30/2021	$22,713,926	22,624,322	22,545,843	6.1%
GDS Software Holdings, LLC	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2026	12/30/2021	$3,286,074	3,262,111	3,261,757	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	468,204	0.1%
		Total Financial Services			26,136,433	26,275,804	7.1%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$6,000,000	5,961,680	5,920,200	1.6%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 13.10% Cash, 12/15/2026	12/15/2021	$4,050,000	4,029,154	3,996,135	1.1%
		Total Financial Services Software			9,990,834	9,916,335	2.7%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.82% Cash, 07/19/2028	7/19/2023	$10,000,000	9,908,861	9,916,000	2.7%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 11.82% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,908,861	9,916,000	2.7%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 3/31/2028	3/31/2023	$30,000,000	29,740,931	29,970,000	8.1%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	2,062,331	0.6%
		Total Health/Fitness Franchisor			31,740,931	32,032,331	8.7%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.98%), 15.30% Cash, 3/20/2028	3/20/2023	$3,900,000	3,847,845	3,959,670	1.2%
Alpha Aesthetics Partners OpCo, LLC (j)	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.98%), 15.30% Cash, 3/20/2028	3/20/2023	$8,600,000	8,482,841	8,731,580	2.4%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	2,850,000	2,850,000	2,859,121	0.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 9/11/2028	9/11/2023	$10,000,000	9,917,367	9,913,000	2.7%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	630,740	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.58% Cash, 1/31/2025	1/31/2017	$25,000,000	24,973,000	25,000,000	6.8%
		Total Healthcare Services			50,329,442	51,094,111	14.1%
HemaTerra Holding Company, LLC (d)	Healthcare Software	First Lien Term Loan (1M USD TERM SOFR+8.25%), 13.57% Cash, 1/31/2027	4/15/2019	$54,927,713	54,624,303	55,087,003	14.9%
HemaTerra Holding Company, LLC	Healthcare Software	Delayed Draw Term Loan (1M USD TERM SOFR+8.25%), 13.57% Cash, 1/31/2027	4/15/2019	$13,755,875	13,710,513	13,795,767	3.7%
TRC HemaTerra, LLC (h)	Healthcare Software	Class D Membership Interests	4/15/2019	2,487	2,816,693	5,362,439	1.4%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/12/2026	11/12/2020	$35,125,000	34,965,458	35,125,000	9.5%
Procurement Partners, LLC (j)	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/12/2026	11/12/2020	$10,300,000	10,230,001	10,300,000	2.8%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	826,280	0.2%
		Total Healthcare Software			116,918,187	120,496,489	32.5%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Book4Time, Inc. (a)(d)	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.83%, 12/22/2025	12/22/2020	$3,136,517	3,122,542	3,136,517	0.8%
Book4Time, Inc. (a)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.83%, 12/22/2025	12/22/2020	$2,000,000	1,989,839	2,000,000	0.5%
Book4Time, Inc. (a)(h)(i)	Hospitality/Hotel	Class A Preferred Shares	12/22/2020	200,000	156,826	389,531	0.1%
Knowland Group, LLC (k)	Hospitality/Hotel	Second Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash/3.00% PIK, 12/31/2024	11/9/2018	$15,878,989	15,878,989	12,642,851	3.4%
Sceptre Hospitality Resources, LLC	Hospitality/Hotel	First Lien Term Loan (3M USD TERM SOFR+7.25%), 12.58% Cash, 11/15/2027	4/27/2020	$23,000,000	22,835,500	23,278,300	6.3%
Sceptre Hospitality Resources, LLC (j)	Hospitality/Hotel	Delayed Draw Term Loan (3M USD TERM SOFR+7.25%), 12.58% Cash, 11/15/2027	9/2/2021	$-	-	-	0.0%
		Total Hospitality/Hotel			43,983,696	41,447,199	11.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.46%), 12.79% Cash, 5/16/2027	11/16/2020	$43,000,000	42,781,757	43,000,000	11.6%
Granite Comfort, LP (j)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.46%), 12.79% Cash, 5/16/2027	11/16/2020	$16,207,805	16,059,588	16,207,805	4.4%
		Total HVAC Services and Sales			58,841,345	59,207,805	16.0%
Vector Controls Holding Co., LLC (d)	Industrial Products	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.75% Cash, 11/30/2027	3/6/2013	$923,886	923,886	923,886	0.2%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	343	-	8,171,235	2.2%
		Total Industrial Products			923,886	9,095,121	2.4%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 13.09% Cash, 10/1/2026	10/1/2021	$15,788,864	15,686,250	15,806,231	4.3%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,014,869	1.1%
		Total Insurance Software			18,186,250	19,821,100	5.4%
LogicMonitor, Inc. (d)	IT Services	First Lien Term Loan (3M USD TERM SOFR+6.50%), 11.83% Cash, 5/17/2026	3/20/2020	$43,000,000	42,967,165	43,000,000	11.6%
		Total IT Services			42,967,165	43,000,000	11.6%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.53% Cash, 8/8/2027	8/8/2022	$12,000,000	11,920,834	12,120,000	3.3%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.53% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,920,834	12,120,000	3.3%
Centerbase, LLC	Legal Software	First Lien Term Loan (3M USD TERM SOFR+7.75%), 13.08% Cash, 1/18/2027	1/18/2022	$21,033,360	20,882,496	20,709,446	5.6%
		Total Legal Software			20,882,496	20,709,446	5.6%
Madison Logic, Inc. (d)	Marketing Orchestration Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.33% Cash, 12/30/2028	12/30/2022	$18,857,500	18,544,720	18,420,006	5.0%
		Total Marketing Orchestration Software			18,544,720	18,420,006	5.0%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.47%), 13.81% Cash, 8/5/2027	8/5/2022	$6,500,000	6,438,832	6,490,900	1.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)(j)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.47%), 13.81% Cash, 8/5/2027	8/5/2022	$26,914,577	26,903,916	26,876,897	7.3%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	4,009,323	1.1%
		Total Mental Healthcare Services			37,512,347	37,377,120	10.2%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 10.73% Cash, 8/26/2026	8/26/2021	$15,000,000	14,911,921	14,841,000	4.0%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.48% Cash, 8/26/2026	8/26/2021	$5,000,000	4,962,938	4,947,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,280,881	0.6%
		Total Mentoring Software			22,874,859	22,068,881	5.9%
Omatic Software, LLC	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.59% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,270,192	16,239,922	16,266,938	4.4%
		Total Non-profit Services			16,239,922	16,266,938	4.4%
Emily Street Enterprises, L.L.C.	Office Supplies	Senior Secured Note (3M USD TERM SOFR+7.50%), 12.83% Cash, 12/31/2025	12/28/2012	$6,000,000	5,992,437	6,027,000	1.6%
Emily Street Enterprises, L.L.C. (h)	Office Supplies	Warrant Membership Interests, Expires 12/31/2025	12/28/2012	49,318	400,000	1,153,874	0.3%
		Total Office Supplies			6,392,437	7,180,874	1.9%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 12.43% Cash, 7/9/2025	7/9/2020	$14,000,000	13,950,236	13,631,800	3.7%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 12.47% Cash, 7/9/2025	2/12/2021	$38,500,000	38,342,798	37,487,450	10.1%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	1,231,195	0.3%
		Total Real Estate Services			53,665,591	52,350,445	14.1%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (1M USD TERM SOFR+6.00%), 11.32% Cash, 12/22/2028	6/27/2022	$9,552,000	9,474,084	9,483,226	2.6%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (1M USD TERM SOFR+6.00%), 11.32% Cash, 12/22/2028	6/27/2022	$14,400,000	14,227,504	14,296,320	3.9%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,475,160	0.7%
		Total Research Software			26,176,748	26,254,706	7.2%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 12.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,926,272	12,104,400	3.3%
LFR Chicken LLC	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 12.32% Cash, 11/19/2026	11/19/2021	$9,000,000	8,935,545	9,078,300	2.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,397,572	0.4%
		Total Restaurant			21,861,817	22,580,272	6.2%
JobNimbus LLC	Roofing Contractor Software	First Lien Term Loan (1M USD TERM SOFR+8.75%), 14.17% Cash, 9/20/2026	3/28/2023	$18,777,459	18,624,294	19,014,055	5.1%
		Total Roofing Contractor Software			18,624,294	19,014,055	5.1%
Pepper Palace, Inc. (d)(k)	Specialty Food Retailer	First Lien Term Loan (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$33,320,000	33,148,332	2,409,036	0.7%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Delayed Draw Term Loan (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$1,101,600	1,092,422	79,646	0.0%
Pepper Palace, Inc. (j)(k)	Specialty Food Retailer	Revolving Credit Facility (3M USD TERM SOFR+6.25%), 11.73% Cash, 6/30/2026	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series A)	6/30/2021	1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)	Specialty Food Retailer	Membership Interest (Series B)	6/30/2021	197,035	197,035	-	0.0%
		Total Specialty Food Retailer			35,437,789	2,488,682	0.7%
ArbiterSports, LLC (d)	Sports Management	First Lien Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 2/21/2025	2/21/2020	$26,000,000	25,945,071	26,000,000	7.0%
ArbiterSports, LLC	Sports Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 11.33% Cash, 2/21/2025	2/21/2020	$1,000,000	1,000,000	1,000,000	0.3%
		Total Sports Management			26,945,071	27,000,000	7.3%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,287,970	0.9%
		Total Staffing Services			100,000	3,287,970	0.9%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$6,000,000	5,955,935	6,060,000	1.6%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 14.10% Cash, 5/2/2027	5/2/2022	$1,000,000	991,649	1,010,000	0.3%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (6M USD TERM SOFR+8.00%), 13.27% Cash, 8/5/2028	8/5/2022	$20,000,000	19,875,273	19,826,000	5.6%
		Total Talent Acquisition Software			26,822,857	26,896,000	7.5%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 11.08% Cash, 5/12/2028	5/12/2023	$4,680,505	4,638,599	4,753,048	1.3%
		Total Veterinary Services			4,638,599	4,753,048	1.3%
Sub Total Non-control/Non-affiliate investments					1,035,879,751	1,019,774,616	276.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 7.5% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 14.48% Cash, 8/18/2027	8/18/2022	$7,000,000	6,945,060	6,983,200	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$6,130,483	6,089,408	5,454,290	1.5%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	1,162,040	0.3%
		Total Corporate Education Software			16,034,468	13,599,530	3.7%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 6/30/2026	6/30/2021	$5,500,000	5,468,859	5,555,000	1.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 13.48% Cash, 6/30/2026	6/30/2021	$1,100,000	1,092,870	1,111,000	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility (3M USD TERM SOFR+8.00%), 13.48% Cash, 6/30/2026	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	2,877,000	0.8%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	4,606,607	1.2%
		Total Employee Collaboration Software			10,672,947	14,149,607	3.8%
Sub Total Affiliate investments					26,707,415	27,749,137	7.5%
Control investments - 24.7% (b)
Netreo Holdings, LLC (g)	IT Services	First Lien Term Loan (3M USD TERM SOFR +6.50%), 11.98% Cash/3.50% PIK 12/31/2025	7/3/2018	$5,693,748	5,686,791	5,582,719	1.5%
Netreo Holdings, LLC (d)(g)	IT Services	Delayed Draw Term Loan (3M USD TERM SOFR +6.50%), 11.98% Cash/3.50% PIK, 12/31/2025	5/26/2020	$25,271,214	25,193,452	24,778,425	6.7%
Netreo Holdings, LLC (g)(h)	IT Services	Common Stock Class A Units	7/3/2018	4,600,677	8,344,500	5,060,745	1.4%
		Total IT Services			39,224,743	35,421,889	9.6%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	22,001,887	9,500,627	2.6%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 15.60%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	8,875,227	2.4%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 13.88%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.3%
		Total Structured Finance Securities			42,769,387	30,625,854	8.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	15,818,297	4.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,487	9,403,996	2.5%
		Total Investment Fund			35,202,441	25,222,293	6.8%
Sub Total Control investments					117,196,571	91,270,036	24.7%
TOTAL INVESTMENTS - 308.7% (b)					$1,179,783,737	$1,138,793,789	308.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 29, 2024

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 10.9% (b)
U.S. Bank Money Market (l)	40,507,124	$40,507,124	$40,507,124	10.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	40,507,124	$40,507,124	$40,507,124	10.9%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 29, 2024, non-qualifying assets represent 6.2% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $370,224,108 as of February 29, 2024.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Modis Dental Partners OpCo, LLC and Alpha Aesthetics Partners OpCo, LLC are no longer affiliates as of February 29, 2024. Transactions during the year ended February 29, 2024 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$931,008	$-	$-	$976,251
ETU Holdings, Inc.	-	-	1,915,718	-	-	(2,518,080)
Modis Dental Partners OpCo, LLC	8,845,000	-	656,579	-	-	-
Alpha Aesthetics Partners OpCo, LLC	10,498,789	-	670,737	-	-	-
Total	$19,343,789	$-	$4,174,042	$-	$-	$(1,541,829)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 29, 2024 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$2,475,000	$-	$4,374,804	$-	$-	$-	$(12,083,067)
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	3,270,232	-	(4,733,934)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	1,696,890	-	-	-	895,505
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,469,668	-	-	-	43,821
Saratoga Senior Loan Fund I JV, LLC	-	-	1,781,472	-	-	-	(1,800,657)
Saratoga Senior Loan Fund I JV, LLC	-	-	-	5,911,564	-	-	(3,702,956)
Total	$2,475,000	$-	$9,322,834	$5,911,564	$3,270,232	$-	$(21,381,288)

(h)	Non-income producing at February 29, 2024.

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 29, 2024. (See Note 9 to the consolidated financial statements).

(k)	As of February 29, 2024, the investment was on non-accrual status. The fair value of these investments was approximately $18.9 million, which represented 1.7% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 29, 2024.

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

February 28, 2025

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement to co-manage Saratoga Senior Loan Fund I JV LLC (“SLF JV”). SLF JV is under joint control and is not consolidated. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1 Ltd. (“SLF 2022”), which is a wholly owned subsidiary of SLF JV. SLF 2022 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. On October 28, 2022, SLF 2022 issued $402.1 million of debt (the “2022 JV CLO Notes”) through a collateralized loan obligation trust (the “JV CLO trust”). The 2022 JV CLO Notes were issued pursuant to an indenture, dated October 28, 2022 (the “JV Indenture”), with U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (the “Trustee”) serving as the trustee.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, SIF II, SIF III, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SIF II, SIF III, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SIF II, SIF III, SBIC II LP, or SBIC III LP’s status as investment companies during the year ended February 28, 2025.

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

Operating Segment

In accordance with ASC Topic 280, Segment Reporting, the Company operates through two separate operating segments, with one primary core business segment and one non-core segment, assessed as immaterial by management, resulting in only one reportable segment. The Company’s primary core segment invests in various industries and separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships have similar business and economic characteristics, they have been aggregated into a single reportable segment. The Company’s management and independent Board of Directors are the Chief Operating Decision Makers (“CODM”). The Company and the CODM evaluate and monitor performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of operations.

The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of total investment income (‘segment revenues’), and total expenses (‘total segment expenses’) and operating expenses (“segment operating expenses”), which are considered the key segment measures of profit or loss received by the CODM. The expense categories included in the Company’s consolidated statement of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. For the years ended 2025, 2024 and 2023, operating expenses totaled $12.2 million, $10.4 million and $8.9 million, respectively.

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

As of February 28, 2025, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2025	February 29, 2024	February 28, 2023
Cash and cash equivalents	$148,218,491	$8,692,846	$65,746,494
Cash and cash equivalents, reserve accounts	56,505,433	31,814,278	30,329,779
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$204,723,924	$40,507,124	$96,076,273

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2025 our investment in two portfolio companies were on non-accrual status with a fair value of approximately $2.6 million, or 0.3% of the fair value of our portfolio. At February 29, 2024, our investment in one portfolio company was on non-accrual status with a fair value of approximately $18.9 million, or 1.7% of the fair value of our portfolio.

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

Depending on the level of investment company taxable income earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward investment company taxable income and net capital gains in excess of current year dividend distributions into the next tax year and pay U.S. federal income tax, and possibly the 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual investment company taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the excise tax accrual on estimated excess taxable income was $2.4 million, $1.8 million and $1.1 million, respectively.

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

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2021, 2022, 2023 and 2024 federal tax years for the Company remain subject to examination by the IRS. At February 28, 2025, and February 29, 2024, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2025 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net
	Level 1	Level 2	Level 3	Asset Value*	Total
First lien term loans	$-	$-	$867,866	$-	$867,866
Second lien term loans	-	-	6,388	-	6,388
Unsecured loans	-	-	16,534	-	16,534
Structured finance securities	-	-	14,772	-	14,772
Equity interests	-	-	69,437	3,081	72,518
Total	$-	$-	$974,997	$3,081	$978,078

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2025 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2024	$976,423	$18,097	$15,818	$30,626	$88,426	$1,129,390
Payment-in-kind and other adjustments to cost	2,409	8,267	-	(7,113)	3	3,566
Net accretion of discount on investments	2,799	9	-	-	-	2,808
Net change in unrealized appreciation (depreciation) on investments	37,778	3,165	716	(8,741)	(7,621)	25,297
Purchases	163,009	-	-	-	5,069	168,078
Sales and repayments	(266,880)	(23,150)	-	-	(22,083)	(312,113)
Net realized gain (loss) from investments	(47,672)	-	-	-	5,643	(42,029)
Balance as of February 28, 2025	$867,866	$6,388	$16,534	$14,772	$69,437	$974,997
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$(6,384)	$(71)	$716	$(8,741)	$(2,893)	$(17,374)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests. For the year ended February 28, 2025, non-cash restructurings related to two controlled investments resulting in realized losses of $49.1 million were included in net realized (gain) loss from investments on the consolidated statements of cash flows.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the year ended February 28, 2025.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2025 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$867,866	Market Comparables	Market Yield (%)	9.8% – 22.0%	12.4%
			Revenue Multiples (x)	2.5x	2.5x
			EBITDA Multiples (x)	6.8x	6.8 x
Second lien term loans	6,388	Market Comparables	Market Yield (%)	19.7%	19.7%

Unsecured term loans	16,534	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Structured finance securities	14,772	Discounted Cash Flow	Discount Rate (%)	8.0% – 70.0%	14.1%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	69,437	Enterprise Value Waterfall	EBITDA Multiples (x)	1.1x – 13.9x	8.2x
			Revenue Multiples (x)	0.1x – 9.0x	6.3x
Total	$974,997

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input, excluding the recovery rate for Structured finance securities.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2024 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$976,423	Market Comparables	Market Yield (%)	10.6% – 17.2%	13.0%
			Revenue Multiples (x)	4.6x – 9.4x	6.6x
			EBITDA Multiples (x)	5.0x – 6.0x	5.6x
			Third-party bid (x)	3.9x – 4.2x	4.0x
Second lien term loans	18,097	Market Comparables	Market Yield (%)	19.0% – 28.3%	25.5%
			EBITDA Multiples (x)	7.0x	7.0x
			Third-party bid (x)	29.7x	29.7x
Unsecured term loans	15,818	Discounted Cash Flow	Discount Rate (%)	10.5%	10.5%
Structured finance securities	30,626	Discounted Cash Flow	Discount Rate (%)	8.5% – 22.0%	15.1%
			Recovery Rate (%)	35.0% – 70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	88,426	Enterprise Value Waterfall	EBITDA Multiples (x)	4.7x – 20.4x	10.4x
			Revenue Multiples (x)	1.3x – 10.4x	6.3x
			Third-party bid (x)	3.9x	3.9x
Total	$1,129,390

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input, excluding the recovery rate for Structured finance securities.

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

The composition of our investments as of February 28, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$873,342	87.3%	$867,866	88.7%
Second lien term loans	7,094	0.7	6,388	0.7
Unsecured loans	17,619	1.8	16,534	1.7
Structured finance securities	35,657	3.6	14,772	1.5
Equity interests	66,381	6.6	72,518	7.4
Total	$1,000,093	100.0%	$978,078	100.0%

The composition of our investments as of February 29, 2024 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$1,019,678	86.4%	$976,423	85.7%
Second lien term loans	21,968	1.9	18,097	1.6
Unsecured loans	17,619	1.5	15,818	1.4
Structured finance securities	42,769	3.6	30,626	2.7
Equity interests	77,750	6.6	97,830	8.6
Total	$1,179,784	100.0%	$1,138,794	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at February 28, 2025. The inputs at February 28, 2025 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 70%

●	Discount rate: 8.0%–40.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of February 28, 2025, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

Artemis Wax Corp.

Artemis Wax Corporation is a U.S. based retail aggregator of European Wax Center (“EWC”) franchise locations with a concentration in the northeast. Founded in 2004, EWC is the largest U.S. body waxing national chain with more than 800 locations across the country.

Granite Comfort, LP

Granite Comfort, LP is a U.S. based heating, ventilation and air conditioning (“HVAC”) company. The company provides traditional service and replacement of HVAC / plumbing systems, as well as a rental model that is in the early stages of implementation.]

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

For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we accrued management fee income of $3.1 million, $3.3 million and $3.3 million, respectively, and interest income of $0.0 million, $0.0 million and $1.2 million, respectively, from the Saratoga CLO.

As of February 28, 2025, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $0.2 million. As of February 28, 2025, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $2.3 million. As of February 28, 2025, Saratoga CLO had investments with a principal balance of $527.1 million and a weighted average spread over SOFR of 3.7% and had debt with a principal balance of $524.2 million with a weighted average spread over SOFR of 2.3%. As of February 28, 2025, the present value of the projected future cash flows of the subordinated notes, was approximately $0.2 million, using a 40% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date the Company has since received distributions of $91.7 million, management fees of $38.3 million and incentive fees of $1.2 million.

As of February 29, 2024, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $9.5 million. As of February 29, 2024, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $8.9 million. As of February 29, 2024, Saratoga CLO had investments with a principal balance of $640.8 million and a weighted average spread over SOFR of 3.8% and had debt with a principal balance of $611.0 million with a weighted average spread over SOFR of 2.2%. As of February 29, 2024, the present value of the projected future cash flows of the subordinated notes, was approximately $9.5 million, using a 22.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date the Company has since received distributions of $84.6 million, management fees of $35.1 million and incentive fees of $1.2 million.

The separate audited financial statements of the Saratoga CLO as of February 28, 2025 and February 29, 2024, pursuant to Rule 3-09 of SEC rules Regulation S-X, and for the years ended February 28, 2025, February 29, 2024 and February 28, 2023, are presented on page S-1.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured loan and equity. The unsecured loan pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of February 28, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 29, 2024, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, and February 29, 2024, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.5 million and $15.8 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $3.1 million and $9.4 million, respectively.

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

For the year ended February 28, 2025, the Company earned approximately $1.8 million of interest income related to SLF JV, which is included in interest income on the Statement of Operations. As of February 28, 2025, approximately $0.2 million of interest income related to SLF JV was included in interest receivable on the Statements of Assets and Liabilities.

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

For the years ended February 28, 2025, and February 29, 2024 and 2023, the Company earned approximately $4.0 million, $5.9 million and $0.0 million of dividend related to SLF JV, which is included in dividend income on control investments.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of February 28, 2025 and February 29, 2024, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

Note 6. Income Taxes

The Company has elected and intends to operate so as to qualify annually to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to stockholders.

The Company owns 100% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For U.S. federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for U.S. federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC. Generally, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90% of its investment company taxable income, as defined by the Code. Because U.S. federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. As of February 28, 2025 and February 29, 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible U.S. federal excise and capital gains tax and income from wholly owned investments (dollars in thousands):

	February 28, 2025	February 29, 2024
Capital in excess of par value	$1,654	$(779)
Total distributable earnings (loss)	(1,654)	779

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 was as follows (dollars in thousands):

	February 28, 2025	February 29, 2024	February 28, 2023
Ordinary income	$45,825	$35,636	$27,313
Capital gains	-	-	-
Total	$45,825	$35,636	$27,313

For U.S. federal income tax purposes, as of February 28, 2025, the aggregate net unrealized depreciation for all securities was $4.0 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.5 billion.

For U.S. federal income tax purposes, as of February 29, 2024, the aggregate net unrealized depreciation for all securities was $39.7 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.8 billion.

As of February 28, 2025 and February 29, 2024, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for U.S federal tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 28, 2025	February 29, 2024
Post October loss deferred	$-	$-
Accumulated capital losses	(73,441)	(19,900)
Other temporary differences	6,443	6,855
Undistributed Long Term Gain	-	-
Undistributed ordinary income	49,771	46,215
Unrealized appreciation (depreciation)	(4,048)	(39,685)
Total components of accumulated losses	$(21,275)	$(6,515)

At February 28, 2025, the Company had a short-term capital loss of $0.0 million and a long-term capital loss of $73.0 million, available to offset future capital gains. At February 28, 2025 the company did not utilize any short-term capital losses or long-term capital losses. Post RIC-modernization act losses are deemed to arise on the first day of the Company’s following fiscal year and there is no expiration for these losses. As of February 29, 2024, the Company had net long-term capital losses of $19.9 million.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar years ended December 31, 2024 and December 31, 2023, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and accrued $2.4 million and $1.8 million in U.S. federal excise taxes on undistributed taxable income for the years ended February 28, 2025 and February 29, 2024, respectively.

Management has analyzed the Company’s tax positions taken on U.S. federal income tax returns for all open years (fiscal years 2021- 2024) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers. In February 2022, SIA-GH, Inc., SIA-TT Inc. and SIA-VR, Inc. received an approved plan of liquidation following the sale of equity held by each of the portfolio companies. In June 2024, SIA-MAC, Inc. and SIA-VR, Inc. were dissolved.

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

Deferred tax assets and liabilities, and related valuation allowances, as of February 28, 2025 and February 29, 2024, were as follows:

	February 28, 2025	February 29, 2024
Total deferred tax assets	$1,786,943	$2,650,580
Total deferred tax liabilities	(4,968,693)	(3,901,995)
Valuation allowance on net deferred tax assets	(1,707,579)	(2,539,735)
Net deferred tax liability	$(4,889,329)	$(3,791,150)

As of February 28, 2025, the valuation allowance on deferred tax assets was $1.7 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax expense (benefit) for the year ended February 28, 2025 includes $1.1 million net change in unrealized appreciation (depreciation) on investments and $0.4 million net change in total operating expense (benefit), in the consolidated statement of operations, respectively.

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

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments are as follows:

	February 28, 2025	February 29, 2024	February 28, 2023
Current
Federal	$-	$-	$(473,475)
State	-	-	(80,273)
Net current expense	-	-	(553,748)
Deferred
Federal	968,246	990,920	1,467,975
State	129,934	(16,343)	99,582
Net deferred expense	1,098,180	974,577	1,567,557
Net tax provision	$1,098,180	$974,577	$1,013,809

The Company has remaining federal net operating loss carryforwards of $1.3 million with an indefinite life. In addition, the Company has state net operating loss carryforwards of $0.6 million, which begin to expire in fiscal year 2029.

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

For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Company incurred $18.4 million, $19.2 million and $16.4 million in base management fees, respectively. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Company incurred $13.2 million, $13.0 million and $6.8 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Company accrued $(5.9) million, $(8.3) million and $(1.8) million, respectively, in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2025, the base management fees accrual was $4.2 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 29, 2024, the base management fees accrual was $5.0 million and the incentive fees accrual was $3.2 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recognized $4.7 million, $3.9 million and $3.2 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to us in addition to our allocable portion of rent and other overhead related expenses. As of February 28, 2025, $0.3 million of administrator expenses were accrued and included in due to Manager in the accompanying consolidated statements of assets and liabilities. As of February 29, 2024, $0.5 million of administrator expenses were accrued and included in due to Manager in the accompanying consolidated statements of assets and liabilities.

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

As of February 28, 2025, and February 29, 2024, the Company’s investment in the Class F-2-R-3 Note of the Saratoga CLO had a fair value of $2.3 million and $8.9 million, respectively. In addition, the Company has no outstanding receivable balance from the Class F-2-R-3 Note of the Saratoga CLO, as of February 28, 2025.

For the years ended February 28, 2025, February 29, 2024, and February 28, 2023, we recognized $1.5 million, $1.5 million and $1.2 million in interest income, respectively, related to the Class F-2-R-3 Note of the Saratoga CLO.

As of February 28, 2025, and February 29, 2024, the Company’s investment in the Subordinated Note of the Saratoga CLO had a fair value of $0.2 million and $9.5 million, respectively. In addition, the Company has no outstanding receivable balance from the Subordinated Note of the Saratoga CLO, as of February 28, 2025.

For the years ended February 28, 2025, February 29, 2024, and February 28, 2023, we recognized $3.1 million, $3.3 million and $3.3 million in management fee income, respectively, related to the Subordinated Note of the Saratoga CLO.

For the years ended February 28, 2025, February 29, 2024, and February 28, 2023, we recognized $0.0 million, $0.0 million and $1.2 million in interest income, respectively, related to the Subordinated Note of the Saratoga CLO.

For the years ended February 28, 2025, February 29, 2024, and February 28, 2023, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of February 28, 2025 and February 29, 2024 respectively, the Company’s investment in the SLF JV had a fair value of $19.6 million and $25.2 million, consisting of an unsecured loan of $16.5 million and $15.8 million, and membership interest of $3.1 million and $9.4 million. In addition, approximately $0.2 million and $0.3 million of interest income related to SLF JV was included in interest receivable on the Statement of Assets and Liabilities.

For the years ended February 28, 2025, February 29, 2024, and February 28, 2023, we recognized $1.8 million, $1.8 million and $1.5 million in interest income on the consolidated statement of operations, respectively, related to the SLF JV.

For the years ended February 28, 2025, February 29, 2024, and February 28, 2023, we recognized $4.0 million, $5.9 million and $0.0 million of dividend income on the consolidated statement of operations, respectively, related to the SLF JV.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a principal value of $12.3 million and fair value of $12.3 million, respectively.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 162.9% as of February 28, 2025 and 161.1% as of February 29, 2024.

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

As of February 28, 2025 and February 29, 2024, there were $32.5 million and $35.0 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recorded $3.4 million, $3.9 million and 2.0 million of interest expense related to the Encina Credit Facility and the Madison Credit Facility, respectively, which includes commitment and administrative agent fees.

For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recorded $0.5 million, $0.5 million and $0.5 million of amortization of deferred financing costs related to the Encina Credit Facility and Madison Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expenses on the consolidated statements of operations. For the fiscal year ended February 28, 2025, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility was approximately $33.1 million and 9.49%, respectively. For the fiscal year ended February 29, 2024, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility was approximately $37.9 million and 9.66%, respectively. For the fiscal year ended February 28, 2023, the average borrowings outstanding and the weighted average interest rate on outstanding borrowings under the Encina Credit Facility and the Madison Credit Facility were approximately $26.3 million and 6.72%, respectively.

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

Our borrowing base under the Encina Credit Facility was $78.6 million subject to the Encina Credit Facility cap of $65.0 million at February 28, 2025. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2025 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

Live Oak Credit Facility

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

As of February 28, 2025 there was $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

Our borrowing base under the Live Oak Credit Facility was $86.9 million subject to the Live Oak Credit Facility cap of $75.0 million at February 28, 2025. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the February 28, 2025 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2024. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

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

As of February 28, 2025, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $87.5 million, respectively, and have $170.0 million in SBA-guaranteed debentures outstanding, of which $131.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

At February 28, 2025 and February 29, 2024, there was $170.0 million and $214.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0, and $0.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 28, 2025, the Company repaid $44.0 million of SBA debentures in SBIC II LP, resulting in a realized loss on extinguishment of $0.8 million related to the acceleration of deferred debt financing costs.

For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recorded $7.1 million, $6.2 million and $6.4 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recorded $0.9 million, $1.0 million and $1.0 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 28, 2025, February 29, 2024 and February 28, 2023 on the outstanding borrowings of the SBA debentures was 3.32%, 3.08% and 2.78%, respectively. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of SBA debentures outstanding was $213.8 million and $202.5 million, respectively.

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

As of February 28, 2025, the total amount of 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the total amount of 7.75% 2025 Notes outstanding was $5.0 million, and they had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2025 and February 29, 2024, we recorded $0.4 million and $0.4 million, respectively, of interest expense and $0.05 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2025 and February 29, 2024, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million, respectively.

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

As of February 28, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.5 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the total amount of 6.25% 2027 Notes outstanding was $15.0 million, and they had a fair value of $14.2 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2025 and February 29, 2024, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.07 million and $0.07 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2025 and February 29, 2024, the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

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

As of February 28, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $169.4 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the total amount of 4.375% 2026 Notes outstanding was $175.0 million, and they had a fair value of $163.4 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, there was $175.0 million outstanding.

For the years ended February 28, 2025 and February 29, 2024, we recorded $7.7 million and $7.7 million, respectively, of interest expense, $0.8 million and $0.8 million, respectively, of amortization of deferred financing costs and $0.3 million and $0.3 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million respectively.

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

As of February 28, 2025, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $70.3 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the total amount of 4.35% 2027 Notes outstanding was $75.0 million, and they had a fair value of $67.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, there was $75.0 million outstanding.

For the years ended February 28, 2025 and February 29, 2024, we recorded $3.3 million and $3.3 million, respectively, of interest expense, $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.1 million, respectively, of amortization of discount on issuance of 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million respectively.

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

As of February 28, 2025, the total amount of 6.00% 2027 Notes outstanding was $105.5 million. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note. As of February 28, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $104.1 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively.

For the years ended February 28, 2025 and February 29, 2024, we recorded $6.3 million and $6.3 million, respectively, of interest expense, $0.7 million and $0.7 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes due 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million respectively.

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

As of February 28, 2025, the total amount of 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $11.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the total amount of 7.00% 2025 Notes outstanding was $12.0 million, and they had a fair value of $11.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, there was $12.0 million outstanding.

For the years ended February 28, 2025 and February 29, 2024, we recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.1 million, respectively, of amortization of discount on issuance of 7.00% Notes due 2025. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million respectively.

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

As of February 28, 2025, the total amount of 8.00% 2027 Notes outstanding was $46.0 million. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note. As of February 28, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.5 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively.

For the years ended February 28, 2025 and February 29, 2024, the Company recorded $3.7 million and $3.7 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

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

As of February 28, 2025, the total amount of 8.125% 2027 Notes outstanding was $60.4 million. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note. As of February 28, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.8 million, respectively.

For the years ended February 28, 2025 and February 29, 2024, the Company recorded $4.9 million and $4.9 million, respectively, of interest expense and $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

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

As of February 28, 2025, the total amount of 8.75% 2025 Notes outstanding was $20.0 million. The 8.75% 2025 Notes are not listed. The carrying amount of the outstanding 8.75% 2025 Notes had a fair value of $20.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 29, 2024, the total amount of 8.75% 2025 Notes outstanding was $20.0 million, and they had a fair value of $20.1 million. As of February 29, 2024, there was $20.0 million outstanding.

For the years ended February 28, 2025 and February 29, 2024, we recorded $1.8 million and $1.5 million, respectively, of interest expense, $0.04 million and $0.02 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.6 million, respectively, of amortization of discount on issuance of 8.75% Notes due 2025. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 8.75% 2025 Notes outstanding was $20.0 million and $17.5 million respectively.

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

As of February 28, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of February 28, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 29, 2024, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the years ended February 28, 2025 and February 29, 2024, we recorded $4.9 million and $4.3 million, respectively, of interest expense and $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs of 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2025 and February 29, 2024, the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $50.2 million respectively.

Senior Securities

Information about our senior securities is shown in the following table as of February 28/29 for the fiscal years indicated in the table, unless otherwise noted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources” for more detailed information regarding the senior securities.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2025 (as of February 28, 2025)	$32,500	$1,629	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710		$25.89	(10)
8.75% Notes due 2025
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.00% Notes due 2025
Fiscal year 2025 (as of February 28, 2025)	$12,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(16)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2025 (as of February 28, 2025)	$5,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2025 (as of February 28, 2025)	$175,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2025 (as of February 28, 2025)	$75,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2025 (as of February 28, 2025)	$105,500	$-	-	$24.36	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2025 (as of February 28, 2025)	$15,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2025 (as of February 28, 2025)	$46,000	$1,629	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2025 (as of February 28, 2025)	$60,375	$1,629	-	$25.27	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2025 (as of February 28, 2025)	$57,500	$1,629	-	$25.47	(17)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(17)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

(17)	Based on the average daily trading price of the 2028 Notes on the NYSE.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina credit facility	$32,500	$32,500	$-	$-	$-
Live Oak credit facility	20,000	-	20,000	-	-
SBA debentures	170,000	-	-	-	170,000
8.75% 2025 Notes	20,000	20,000	-	-	-
7.00% 2025 Notes	12,000	12,000	-	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	-	57,500	-
Total Long-Term Debt Obligations	$793,875	$244,500	$321,875	$57,500	$170,000

Off-balance Sheet Arrangements

At February 28, 2025 and February 29, 2024, the Company’s off-balance sheet arrangements consisted of $126.7 million and $132.4 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2025 and February 29, 2024 is shown in the table below (dollars in thousands):

	February 28, 2025	February 29, 2024
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems	2,000	-
Davisware, LLC	1,000	-
Granite Comfort, LP	-	750
JDXpert	4,500	5,000
LFR Chicken LLC	10,000	-
Pepper Palace, Inc.	1,200	1,898
Procurement Partners, LLC	-	4,250
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
Sceptre Hospitality Resources, LLC	-	5,000
Stretch Zone Franchising, LLC	-	3,750
VetnCare MSO, LLC	10,000	10,000
Total	$75,748	$77,696

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Alpha Aesthetics Partners OpCo, LLC	$-	$6,500
ARC Health OpCo LLC	-	2,585
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	1,500	2,000
BQE Software, Inc.	2,250	3,250
C2 Educational Systems	-	3,000
Cloudpermit Intermediate Holding Company	5,000	-
Davisware, LLC	1,750	750
Exigo, LLC - Revolver	625	1,042
Gen4 Dental Partners Holdings, LLC	2,857	-
GoReact	-	2,500
Granite Comfort, LP	11,637	11,637
Innergy, Inc.	5,000	-
Inspect Point Holding, LLC	1,500	1,500
Modis Dental Partners OpCo, LLC	8,900	-
Pepper Palace, Inc. - Revolver	600	2,500
Stretch Zone Franchising, LLC	1,500	1,500
VetnCare MSO, LLC	7,319	15,319
Zollege PBC	-	150
	50,938	54,733
Total	$126,686	$132,429

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2025, the Company had cash and cash equivalents of $148.2 million, $32.5 million in available borrowings under the Encina Credit Facility, and $55.0 million in available borrowings under the Live Oak Credit Facility.

Note 10. Directors Fees

Our independent directors each receives an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we incurred $0.4 million, $0.4 million and $0.4 million for directors’ fees and expenses, respectively. As of February 28, 2025 and February 29, 2024, $0.0 million and $0.0 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2025, we had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 7, 2025, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2026. As of February 28, 2025, the Company purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended February 28, 2025, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan. During the year ended February 28, 2025, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of February 28, 2025 the Company sold 7,844,716 shares for gross proceeds of $207.9 million at an average price of $26.37 for aggregate net proceeds of $206.1 million (net of transaction costs). During the three months ended February 28, 2025, the Company sold 1,192,400 shares for gross proceeds of $32.4 million at an average price of $26.99 for aggregate net proceeds of $32.2 million (net of transaction costs). During the year ended February 28, 2025, the Company sold 1,300,838 shares for gross proceeds of $35.4 million at an average price of $26.99 for aggregate net proceeds of $35.1 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended February 28, 2025, the Manager reimbursed the Company $2.2 million. For the year ended February 28, 2025, the Manager reimbursed the Company $2.4 million.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offfering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,327	2,327
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779,040)	779,040	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Stock dividend distribution	45,490	45	987,527	-	987,572
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082
Increase (Decrease) from Operations:
Net investment income	-	-	-	18,197,398	18,197,398
Net realized gain (loss) from investments	-	-	-	(33,448,727)	(33,448,727)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	28,728,155	28,728,155
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(159,187)	(159,187)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,137,233)	(10,137,233)
Capital Share Transactions:
Stock dividend distribution	46,803	47	1,018,307	-	1,018,354
Balance at August 31, 2024	$13,745,769	$13,746	$373,087,033	$(1,046,937)	$372,053,842
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,435,655	12,435,655
Net realized gain (loss) from investments	-	-	-	5,444,745	5,444,745
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,918,583)	(8,918,583)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(126,875)	(126,875)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,171,868)	(10,171,868)
Capital Share Transactions:
Proceeds from issuance of common stock	108,438	108	2,777,318	-	2,777,426
Capital contribution from Manager	-	-	199,652	-	199,652
Stock dividend distribution	54,999	55	1,214,181	-	1,214,236
Offering costs	-	-	(42,575)	-	(42,575)
Balance at November 30, 2024	$13,909,206	$13,909	$377,235,609	$(2,383,863)	$374,865,655
Increase (Decrease) from Operations:
Net investment income	-	-	-	8,034,545	8,034,545
Net realized gain (loss) from investments	-	-	-	7,169,655	7,169,655
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	(800,452)	(800,452)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,766,637)	(14,766,637)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(313,873)	(313,873)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(15,548,742)	(15,548,742)
Capital Share Transactions:
Proceeds from issuance of common stock	1,192,400	1,193	30,223,409	-	30,224,602
Capital contribution from Manager	-	-	2,152,115	-	2,152,115
Stock dividend distribution	81,472	81	1,857,389	-	1,857,470
Offering costs	-	-	(208,870)	-	(208,870)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	1,653,945	(1,653,945)	-
Balance at February 28, 2025	$15,183,078	$15,183	$412,913,597	$(20,263,312)	$392,665,468

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 28, 2025	February 29, 2024	February 28, 2023
Net increase in net assets resulting from operations	$28,086	$8,934	$24,676
Weighted average common shares outstanding	13,912,170	12,670,939	11,963,533
Weighted average earnings per common share	$2.02	$0.71	$2.06

Note 13. Dividend

We have distributed or intend to distribute sufficient dividends to eliminate our U.S. federal taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock. Our distributions for the tax years ended February 28, 2026 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2026
June 24, 2025	$0.25	(51)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	$0.74	(49)
	$1.49
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(46)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21

Payment date	Cash Dividend
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	These dividends were declared on February 18, 2025, and the cash and newly issued shares of the common stock will be determined at a future date.

The following tables summarize dividends declared for the years ended February 28, 2025, February 29, 2024, February 28, 2023, February 28, 2022 and February 28, 2021 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 18, 2025	March 6, 2025	March 25, 2025	$0.74	$11,303
November 7, 2024	December 4, 2024	December 19, 2024	1.09	15,549
August 22, 2024	September 11, 2024	September 26, 2024	0.74	10,172
May 23, 2024	June 13, 2024	June 27, 2024	0.74	10,137
Total dividends declared			$3.31	$47,161

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 15, 2024	March 13, 2024	March 28, 2024	$0.73	$9,967
November 15, 2023	December 11, 2023	December 28, 2023	0.72	9,803
August 14, 2023	September 14, 2023	September 28, 2023	0.71	9,287
May 22, 2023	June 13, 2023	June 29, 2023	0.70	8,352
Total dividends declared			$2.86	$37,409

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 28, 2023	March 14, 2023	March 28, 2023	$0.69	$8,193
November 15, 2022	December 15, 2022	January 4, 2023	0.68	8,081
August 29, 2022	September 14, 2022	September 29, 2022	0.54	6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$2.44	$29,077

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 24, 2022	March 14, 2022	March 28, 2022	$0.53	$6,434
August 26, 2021	September 14, 2021	September 28, 2021	0.52	5,889
May 27, 2021	June 15, 2021	June 29, 2021	0.44	4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$1.92	$22,032

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
January 5, 2021	January 26, 2021	February 10, 2021	$0.42	$4,679
October 7, 2020	October 26, 2020	November 10, 2020	0.41	4,581
July 7, 2020	July 27, 2020	August 12, 2020	0.40	4,487
Total dividends declared			$1.23	$13,747

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 28, 2025, February 29, 2024, February 28, 2023, February 28, 2022 and February 28, 2021:

Per share data	February 28, 2025	February 29, 2024	February 28, 2023	February 28, 2022	February 28, 2021
Net asset value at beginning of period	$27.12	$29.18	$29.33	$27.25	$27.13
Net investment income(1)	3.81	4.49	2.94	1.74	2.07
Net realized and unrealized gain and losses on investments(1)	(1.73)	(3.77)	(0.75)	2.46	(0.74)
Realized losses on extinguishment of debt*	(0.06)	(0.01)	(0.13)	(0.21)	(0.01)
Net increase in net assets resulting from operations	2.02	0.71	2.06	3.99	1.32
Distributions declared from net investment income	(3.30)	(2.82)	(2.28)	(1.93)	(1.23)
Total distributions to stockholders	(3.30)	(2.82)	(2.28)	(1.93)	(1.23)
Issuance of common stock above net asset value(2)	(0.16)	(2.82)	(2.28)	(1.93)	(1.23)
Capital contribution from manager for the issuance of common stock (13)	0.26	0.48	-	-	-
Repurchases of common stock(3)	-	0.03	0.17	0.01	0.13
Dilution(4)	(0.08)	(0.06)	(0.10)	-	(0.10)
Net asset value at end of period	$25.86	$27.12	$29.18	$29.33	$27.25
Net assets at end of period	$392,665,468	$370,224,108	$346,958,042	$355,780,523	$304,185,770
Shares outstanding at end of period	15,183,078	13,653,476	11,890,500	12,131,350	11,161,416
Per share market value at end of period	$26.00	$23.61	$27.55	$27.47	$23.08
Total return based on market value(5)	27.17%	-3.92%	10.35%	28.19%	7.63%
Total return based on net asset value(6)	10.11%	4.20%	9.46%	15.88%	7.31%
Ratio/Supplemental data:
Ratio of net investment income to average net assets	14.11%	16.01%	10.23%	6.05%	7.77%
Ratio of loss on extinguishment of debt to average net assets	0.02%	0.03%	0.46%	0.74%	0.04%
Expenses:
Ratios of operating expenses and income taxes to average net assets*	8.42%	8.60%	7.71%	6.48%	6.90%
Ratio of incentive management fees to average net assets	3.53%	2.26%	1.47%	3.58%	1.65%
Ratio of interest and debt financing expenses to average net assets	13.86%	13.84%	9.73%	6.03%	4.56%
Ratio of total expenses and income taxes to average net assets*	25.81%	24.70%	18.91%	16.09%	13.11%
Portfolio turnover rate(7)	16.12%	2.80%	24.05%	33.59%	25.26%
Asset coverage ratio per unit(8)	1,629	1,610	1,659	2,092	3,471
Average market value per unit
Revolving Credit Facilities(9)	N/A	N/A	N/A	N/A	N/A
SBA Debentures Payable(9)	N/A	N/A	N/A	N/A	N/A
6.75% Notes Payable 2023(10)	N/A	N/A	N/A	N/A	N/A
8.75% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
6.25% Notes Payable 2025(11)	N/A	N/A	N/A	N/A	$24.24
7.00% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
7.25% Notes Payable 2025(12)	N/A	N/A	N/A	$26.18	$25.77
7.75% Notes Payable 2025(9)	N/A	N/A	N/A	N/A	N/A
4.375% Notes Payable 2026(9)	N/A	N/A	N/A	N/A	N/A
4.35% Notes Payable 2027(9)	N/A	N/A	N/A	N/A	N/A
6.00% Notes Payable 2027	$24.36	$23.51	$23.97	N/A	N/A
6.25% Notes Payable 2027(9)	N/A	N/A	N/A	N/A	N/A
8.00% Notes Payable 2027	$25.21	$25.00	$25.08	N/A	N/A
8.125% Notes Payable 2027	$25.27	$25.05	$25.10	N/A	N/A
8.50% Notes Payable 2028	$25.47	$25.17	N/A	N/A	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares.

(4)	Represents the dilutive effect of issuing common stock belowNAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current NAV on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(8)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(9)	The Revolving Credit Facilities, SBA Debentures, 8.75 Notes Payable 2024, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2026, 7.00% Notes Payable 2025 and 6.25% Notes Payable 2027 are not registered for public trading.

(10)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.5 million, respectively, in aggregate principal amount of the $74.5 million in aggregate principal amount of issued and outstanding 2023 Notes and are no longer listed on the NYSE.

(11)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

(12)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

(13)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Selected Quarterly Data (Unaudited)

	2025
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$31,295	$35,879	$43,003	$38,678
Net investment income	$8,035	$12,436	$18,197	$14,335
Net realized and unrealized gain (loss)	$(7,911)	$(3,601)	$(4,880)	$(7,725)
Realized losses on extinguishment of debt*	$(800)	$-	$-	$-
Net increase in net assets resulting from operations	$(676)	$8,835	$13,317	$6,610
Net investment income per common share	$0.56	$0.90	$1.33	$1.05
Net realized and unrealized gain (loss) per common share	$(0.55)	$(0.26)	$(0.36)	$(0.56)
Dividends declared per common share	$1.09	$0.74	$0.74	$0.73
Net asset value per common share	$25.86	$26.95	$27.07	$26.85

	2024
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$37,233	$36,340	$35,514	$34,632
Net investment income	$12,785	$14,166	$13,965	$15,959
Net realized and unrealized gain (loss)	$(7,478)	$(18,222)	$(5,959)	$(16,172)
Realized losses on extinguishment of debt*	$-	$-	$(110)	$-
Net increase in net assets resulting from operations	$5,307	$(4,056)	$7,896	$(213)
Net investment income per common share	$0.94	$1.09	$1.15	$1.35
Net realized and unrealized gain (loss) per common share	$(0.55)	$(1.40)	$(0.49)	$(1.36)
Dividends declared per common share	$0.72	$0.71	$0.70	$0.69
Net asset value per common share	$27.12	$27.42	$28.44	$28.48

	2023
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$32,315	$26,257	$21,853	$18,679
Net investment income	$9,650	$9,877	$7,698	$7,976
Net realized and unrealized gain (loss)	$9,934	$(3,863)	$(5,545)	$(9,464)
Realized losses on extinguishment of debt*	$(382)	$-	$(1,205)	$-
Net increase in net assets resulting from operations	$19,202	$6,014	$948	$(1,488)
Net investment income per common share	$0.81	$0.83	$0.64	$0.66
Net realized and unrealized gain (loss) per common share	$0.81	$(0.32)	$(0.46)	$(0.78)
Dividends declared per common share	$0.68	$0.54	$0.53	$0.53
Net asset value per common share	$29.18	$28.25	$28.27	$28.69

*	Certain prior period amounts have been reclassified to conform to current period presentation.

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

Independent Auditor’s Report

To the Board of Directors

Saratoga Investment Corp. CLO 2013-1, Ltd.

Opinion

We have audited the financial statements of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which comprise the statements of assets and liabilities, including the schedule of investments, as of February 28, 2025 and February 29, 2024, and the related statements of operations, changes in net assets, and cash flows for the years ended February 28, 2025, February 29, 2024, and February 28, 2023, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Saratoga Investment Corp. CLO 2013-1, Ltd. as of February 28, 2025 and February 29, 2024, and the results of its operations, changes in its net assets, and its cash flows for the years ended February 28, 2025, February 29, 2024, and February 28, 2023, in accordance with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Parsippany, New Jersey

May 7, 2025

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 28, 2025	February 29, 2024

ASSETS
Investments at fair value
Loans at fair value (amortized cost of $517,757,349 and $629,345,724, respectively)	$490,510,660	$606,531,189
Equities at fair value (amortized cost of $2,578,454 and $1,649,986, respectively)	1,684,429	1,020,585
Total investments at fair value (amortized cost of $520,335,803 and $630,995,710, respectively)	492,195,089	607,551,774
Cash and cash equivalents	21,272,327	12,104,832
Receivable from open trades	1,138,899	2,865,174
Interest receivable (net of reserve of $1,121,546 and $615,604, respectively)	2,380,214	3,402,471
Due from affiliate (See Note 7)	801	3,953
Prepaid expenses and other assets	101,453	205,400
Total assets	$517,088,783	$626,133,604

LIABILITIES
Interest payable	$3,739,343	$5,043,712
Payable from open trades	-	10,519,573
Accrued base management fee	62,839	68,605
Accrued subordinated management fee	251,354	274,418
Accounts payable and accrued expenses	143,135	84,199
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	-	357,500,000
Class A-2-R-3 Senior Secured Floating Rate Notes	-	65,000,000
Class A-1-R-4 Senior Secured Floating Rate Notes	270,719,300	-
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	-
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(196,033)	(220,100)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(2,036,565)	(2,286,598)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,229,456)	(1,707,224)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(32,210,459)	(36,164,988)
Total liabilities	603,743,458	697,611,597
NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(86,654,925)	(71,478,243)
Total net deficit	(86,654,675)	(71,477,993)
Total liabilities and net assets	$517,088,783	$626,133,604

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the years ended
	February 28, 2025	February 29, 2024	February 28, 2023
INVESTMENT INCOME
Interest from investments	$55,501,782	$61,667,773	$42,505,427
Interest from cash and cash equivalents	1,128,878	719,268	39,754
Other income	1,278,155	929,392	551,174
Total investment income	57,908,815	63,316,433	43,096,355

EXPENSES
Interest and debt financing expenses	54,573,978	57,706,205	38,425,261
Base management fee	622,893	654,046	653,964
Subordinated management fee	2,491,573	2,616,185	2,615,856
Professional fees	282,012	307,340	252,196
Trustee expenses	240,883	262,197	276,689
Other expense	334,443	241,181	303,371
Total expenses	58,545,782	61,787,154	42,527,337
NET INVESTMENT INCOME (LOSS)	(636,967)	1,529,279	569,018

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss from investments	(9,263,724)	(18,580,949)	(8,412,837)
Net change in unrealized appreciation (depreciation) on investments	(4,696,778)	16,200,597	(25,585,618)
Net realized and unrealized gain (loss) on investments	(13,960,502)	(2,380,352)	(33,998,455)
Realized losses on extinguishment of debt	(579,213)	-	-
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(15,176,682)	$(851,073)	$(33,429,437)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Changes in Net Assets

	For the years ended
	February 28, 2025	February 29, 2024	February 28, 2023
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income.(loss)	$(636,967)	$1,529,279	$569,018
Net realized loss from investments	(9,263,724)	(18,580,949)	(8,412,837)
Realized losses on extinguishment of debt	(579,213)	-	-
Net change in unrealized appreciation (depreciation) on investments	(4,696,778)	16,200,597	(25,585,618)
Net decrease in net assets resulting from operations	(15,176,682)	(851,073)	(33,429,437)

Total decrease in net assets	(15,176,682)	(851,073)	(33,429,437)
Net assets at beginning of year	(71,477,993)	(70,626,920)	(37,197,483)
Net assets at end of year	$(86,654,675)	$(71,477,993)	$(70,626,920)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Cash Flows

	For the years ended
	February 28, 2025	February 29, 2024	February 28, 2023
Operating activities
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(15,176,682)	$(851,073)	$(33,429,437)
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Payment-in-kind and other adjustments to cost	(5,719,656)	(960,409)	(764,255)
Net accretion of discount on investments	(3,525,977)	(3,123,995)	(2,470,677)
Amortization of discount and deferred debt financing costs	4,639,059	4,430,068	4,418,481
Realized loss on extinguishment of debt	579,213	-	-
Net realized (gain) loss from investments	9,263,724	18,580,949	8,412,837
Net change in unrealized (appreciation) depreciation on investments	4,696,778	(16,200,597)	25,585,618
Proceeds from sales and repayments of investments	139,635,302	121,049,971	124,326,428
Purchases of investments	(28,993,486)	(120,943,225)	(122,081,068)
(Increase) decrease in operating assets:
Interest receivable, net	1,022,257	(375,751)	(963,864)
Receivable from open trades	1,726,275	(1,037,714)	7,325,200
Due from affiliate	3,152	115,197	(119,150)
Other assets	103,947	(52,640)	(52,693)
Increase (decrease) in operating liabilities:
Interest and debt fees payable	(1,304,369)	381,017	3,002,919
Payable for open trades	(10,519,573)	(12,664,764)	4,389,710
Accrued base management fee	(5,766)	(4,157)	252
Accrued subordinated management fee	(23,064)	(16,629)	1,007
Accounts payable and accrued expenses	58,936	1,634	23,849
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	96,460,070	(11,672,118)	17,605,157

Financing activities
Borrowings on debt	422,500,000	-	-
Paydowns on debt	(509,280,700)	-	-
Deferred debt financing costs paid	(511,875)	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(87,292,575)	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,167,495	(11,672,118)	17,605,157
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,104,832	23,776,950	6,171,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,272,327	$12,104,832	$23,776,950

Supplemental Information:
Interest paid during the period	$51,239,288	$52,895,120	$31,003,861

Supplemental non-cash information:
Paid-in-kind interest income and other adjustments to cost	$5,719,656	$960,409	$764,255
Net accretion of discount on investments	3,525,977	3,123,995	2,470,677
Amortization of deferred debt financing costs	4,639,059	4,430,068	4,418,481

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					296,227	$216,246	$204,397
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity					7,917	3,736	2,895
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity					7,917	3,129	2,883
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity					24,148	670,107	682,181
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity					4,410	175,000	50,715
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity					92,837	-	4,642
Instant Brands Litigation Trust	Consumer goods: Durable	Equity Interests	Equity					51,095	35,250	151,056
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity					86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					24,320	1,034,581	231,040
URS TOPCO, LLC	Transportation: Cargo	Common Stock	Equity					25,330	440,405	354,620
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Common Stock	Equity					41,758	-	-
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	9/20/2030	$1,436,662	1,419,292	1,429,076
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	7.66%	2/7/2029	2,448,533	2,374,623	2,398,044
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+ 5.25%	0.00%	9.50%	7/8/2028	3,036,695	2,797,339	2,936,484
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+ 2.75%	0.75%	7.07%	8/12/2028	352,462	350,628	352,902
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 5.50%	1.00%	10.28%	5/9/2025	2,267,140	2,265,721	1,271,865
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+ 3.00%	0.00%	7.26%	5/1/2030	2,154,146	2,140,760	2,093,119
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	1M USD SOFR+ 3.00%	0.75%	7.30%	2/1/2031	2,895,655	2,838,488	2,902,228
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+ 2.00%	0.00%	6.34%	3/21/2031	992,500	990,413	995,607
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+ 4.00%	0.75%	8.30%	4/8/2030	2,455,696	2,341,381	2,458,250
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+ 2.50%	0.50%	6.94%	2/4/2028	240,624	240,582	241,166
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+ 5.50%	0.00%	9.98%	2/10/2027	4,303,877	4,290,645	2,571,566
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6 (09/24)	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	9/19/2031	797,021	797,021	795,579
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+ 3.75%	0.50%	8.17%	5/12/2028	1,935,000	1,930,761	1,936,529
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	First Lien Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	5/31/2030	249,375	249,375	249,532
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+ 6.50%	3.50%	10.92%	2/20/2029	500,000	487,543	500,000
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (02/25)	Loan	3M USD SOFR+ 6.50%	3.50%	10.92%	4/30/2030	545,284	545,284	539,831
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	6/11/2031	482,575	481,544	477,547
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	12/13/2029	480,000	469,318	478,200
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+ 5.75%	0.00%	10.07%	10/30/2029	2,926,807	2,925,603	2,945,099
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	8.17%	3/3/2028	1,357,439	1,356,879	1,140,588
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+ 3.75%	0.00%	8.34%	8/11/2025	937,500	937,084	765,084
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (12/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	7/18/2029	1,944,396	1,928,125	1,945,408
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+ 5.50%	0.75%	9.94%	9/1/2027	1,674,963	1,662,638	1,576,559

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+ 5.50%	0.75%	9.94%	9/1/2027	500,000	496,326	467,625
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+ 4.00%	0.00%	8.29%	7/27/2028	490,038	468,587	491,875
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.00%	7.19%	5/15/2026	2,878,173	2,868,237	2,874,575
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	3/6/2028	962,500	957,781	957,688
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+ 2.00%	0.00%	6.32%	4/6/2028	1,753,715	1,750,058	1,758,538
Aramark Services, Inc.	Services: Consumer	Term Loan B8 (03/24)	Loan	1M USD SOFR+ 2.00%	0.00%	6.32%	6/22/2030	2,331,250	2,305,337	2,337,078
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	7.92%	9/23/2028	971,274	969,846	971,711
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	11/24/2028	493,000	489,289	494,543
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.50%	0.00%	7.82%	8/9/2030	2,622,898	2,610,006	2,616,891
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	8/2/2028	494,767	491,912	493,035
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+ 4.25%	0.00%	8.57%	12/23/2030	893,250	885,649	895,483
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	2/14/2031	1,290,250	1,289,103	1,290,082
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+ 4.00%	0.00%	8.42%	8/19/2028	1,955,000	1,890,928	1,949,780
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+ 4.25%	0.00%	8.56%	9/19/2030	2,912,179	2,908,959	2,898,521
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	2/15/2029	1,303,799	1,300,749	1,300,070
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	6/22/2030	1,472,622	1,429,929	1,472,136
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+ 1.75%	0.50%	6.08%	12/20/2029	851,048	844,987	852,546
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 6.62%	0.75%	11.05%	9/20/2027	425,000	418,550	422,344
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.00%	7.82%	10/10/2029	532,287	530,730	528,849
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	5/27/2031	1,640,279	1,630,478	1,642,329
Belfor Holdings Inc.	Services: Consumer	Term Loan 4/23	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	11/1/2030	1,490,834	1,478,738	1,498,288
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+ 3.00%	0.50%	7.43%	1/24/2029	1,950,000	1,949,473	1,175,753
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	6.69%	4/23/2026	342,601	341,898	341,317
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	1/22/2031	1,425,751	1,422,525	1,423,712
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+ 2.75%	0.50%	7.06%	12/13/2029	488,806	479,686	488,669
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B (01/25)	Loan	3M USD SOFR+ 2.00%	0.00%	6.29%	1/31/2031	498,750	496,603	498,127
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+ 3.00%	0.00%	7.29%	7/30/2031	1,007,194	1,003,006	1,004,766
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	6/16/2031	2,896,329	2,894,596	2,894,794
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	6.56%	1/27/2031	1,440,450	1,440,450	1,437,396
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+ 2.50%	0.00%	6.81%	7/1/2031	491,284	481,764	490,464
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B (01/25)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	11/22/2030	663,337	661,343	663,430
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B5 (09/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	11/2/2026	483,028	482,076	482,897
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	3/31/2028	2,412,500	2,400,434	2,418,531

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	3/16/2030	471,250	467,499	465,458
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	1/31/2031	1,990,000	1,981,632	1,987,513
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+ 2.50%	0.75%	6.94%	6/5/2028	2,436,709	2,289,886	2,386,586
CAPSTONE BORROWER INC	Services: Business	Term Loan B (05/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.58%	6/17/2030	872,669	862,196	874,851
CareerBuilder, LLC (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+ 2.50%	0.00%	6.94%	7/31/2026	4,089,659	4,079,749	204,483
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+ 3.75%	0.00%	8.32%	1/27/2027	1,929,894	1,925,694	1,192,520
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+ 2.75%	1.00%	7.17%	11/1/2025	2,085,112	1,976,819	1,978,250
CCC Intelligent Solutions Inc.	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+ 2.00%	0.50%	6.32%	9/16/2028	242,500	242,288	241,894
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+ 4.00%	0.75%	8.33%	12/17/2027	240,625	239,544	241,426
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.25%	0.50%	8.66%	3/6/2028	980,000	948,779	395,263
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+ 4.25%	0.75%	8.82%	3/6/2028	962,500	960,608	399,438
CCS-CMGC Holdings, Inc. (b)	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 5.50%	0.00%	10.28%	9/25/2025	1,140,869	1,139,841	386,047
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.58%	7/6/2029	990,019	968,890	903,640
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.94%	8/28/2028	616,921	613,611	617,470
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	1M USD SOFR+ 4.25%	0.50%	8.57%	2/11/2028	1,473,806	1,410,924	1,469,886
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B3 (08/23)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	8/18/2028	2,369,720	2,339,142	2,358,866
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	3/17/2028	481,250	480,828	480,047
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.82%	5/17/2028	1,940,187	1,883,647	1,930,486
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	3M USD SOFR+ 2.00%	0.00%	6.33%	10/31/2031	4,826,890	4,826,890	4,832,344
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+ 2.75%	0.50%	7.31%	4/27/2028	987,538	984,246	994,529
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	5/6/2030	1,197,000	1,192,661	1,191,015
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+ 4.50%	0.50%	8.92%	8/10/2026	3,368,637	3,360,331	3,099,146
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 3.18%	0.50%	7.50%	4/13/2029	1,220,000	1,199,733	1,219,244
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+ 2.50%	0.50%	6.83%	5/14/2028	361,967	361,543	361,062
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.50%	0.50%	8.82%	9/27/2029	2,865,844	2,801,249	2,491,679
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.75%	7.94%	10/2/2027	2,714,005	2,592,779	2,700,788
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	6/2/2028	2,418,750	2,413,203	2,406,656
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.06%	3/2/2027	1,920,785	1,920,785	1,918,921
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (09/24)	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	10/1/2031	1,576,094	1,568,099	1,576,536
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+ 2.25%	0.50%	6.58%	2/19/2029	750,000	730,356	752,723
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2 (10/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	10/24/2031	485,063	483,905	485,974
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.75%	8.31%	1/30/2031	2,388,000	2,367,977	2,397,695
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 6.00%	1.00%	10.55%	11/2/2027	1,919,403	1,894,257	1,919,403

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+ 3.25%	0.50%	7.56%	6/29/2029	762,038	735,302	721,079
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+ 4.00%	0.00%	8.32%	10/16/2026	1,439,547	1,439,547	1,394,748
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+ 3.50%	0.50%	7.92%	11/16/2029	5,292,000	5,206,553	5,270,514
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	11/1/2030	620,320	612,532	620,475
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+ 3.75%	0.50%	8.34%	10/4/2028	972,500	970,335	916,251
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+ 10.00%	1.00%	14.41%	5/25/2026	29,734	29,407	26,463
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+ 5.25%	0.75%	9.80%	8/2/2029	2,902,900	2,887,032	2,882,115
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+ 4.00%	0.50%	8.29%	10/4/2029	1,470,233	1,383,873	1,465,749
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+ 4.25%	0.75%	8.73%	3/25/2028	482,500	480,166	454,496
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+ 5.50%	0.75%	9.94%	11/30/2028	3,071,416	3,028,380	2,973,530
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.81%	12/1/2028	1,911,111	1,778,613	1,920,667
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+ 5.25%	0.50%	9.67%	12/15/2028	3,892,437	3,790,333	3,773,718
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+ 3.50%	0.00%	7.79%	6/17/2031	6,305,000	6,280,258	6,283,311
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (01/25)	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	1/31/2030	2,014,107	2,013,573	2,009,072
DTZ U.S. Borrower, LLC	Construction & Building	2024-3 Term Loan (09/24)	Loan	1M USD SOFR+ 3.25%	0.50%	7.57%	1/31/2030	1,097,250	1,075,232	1,098,161
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+ 4.25%	1.00%	8.68%	4/11/2031	1,431,964	1,412,492	1,443,148
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	8/16/2028	970,169	967,824	967,336
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 3.75%	0.50%	8.16%	11/23/2028	1,945,000	1,943,317	1,923,663
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	4/7/2028	2,155,371	2,152,592	2,158,281
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	11/1/2028	487,500	486,541	486,769
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+ 6.50%	0.00%	10.94%	12/15/2025	2,137,656	2,124,478	2,137,656
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.50%	7.31%	3/30/2029	2,885,658	2,843,183	2,880,262
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	6M USD SOFR+ 2.50%	0.00%	6.93%	5/31/2030	990,000	986,329	986,594
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.50%	8.32%	4/23/2031	1,995,000	1,977,056	1,995,000
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.75%	7.92%	2/10/2028	2,412,500	2,407,887	1,668,654
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	3M USD SOFR+ 2.75%	0.50%	7.08%	10/31/2029	1,476,325	1,464,198	1,477,476
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+ 6.00%	0.50%	10.28%	10/9/2029	950,000	893,353	397,813
Equiniti Group PLC	Services: Business	Term Loan (12/24)	Loan	6M USD SOFR+ 3.75%	0.50%	8.03%	12/11/2028	970,069	964,262	976,937
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	10/30/2030	1,125,000	1,110,800	1,130,625

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	2/12/2031	497,503	493,271	497,011
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	6/27/2029	2,795,563	2,793,344	2,794,389
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+ 5.00%	1.00%	9.55%	3/30/2027	4,812,500	4,781,859	4,607,969
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+ 3.00%	0.00%	7.33%	3/5/2029	5,053,465	5,046,585	5,052,454
First Student Bidco Inc.	Transportation: Consumer	Term Loan B (12/24)	Loan	3M USD SOFR+ 2.50%	0.50%	6.89%	7/21/2028	709,476	706,708	707,603
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+ 2.50%	0.50%	6.89%	7/21/2028	216,966	216,137	216,393
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+ 5.25%	1.00%	9.57%	2/5/2029	1,191,000	1,161,999	1,204,030
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+ 1.75%	0.50%	6.08%	11/29/2030	3,712,500	3,704,077	3,699,729
Franchise Group, Inc. (b)(d)	Services: Consumer	New Money Term Commitments	Loan	1M USD SOFR+ 9.00%	1.00%	13.43%	5/6/2025	257,225	254,175	257,225
Franchise Group, Inc. (b)(c)	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+ 4.75%	0.75%	9.30%	3/10/2026	827,674	825,735	412,802
Franchise Group, Inc. (b)(c)	Services: Consumer	Term Loan B	Loan	3M USD SOFR+ 4.75%	0.75%	9.30%	3/10/2026	3,041,686	2,988,228	1,517,041
Franchise Group, Inc. (b)(c)	Services: Consumer	Term Loan DIP New Money	Loan	1M USD SOFR+ 9.00%	1.00%	13.43%	5/6/2025	355,828	353,546	355,828
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	4/25/2031	4,231,210	4,225,781	4,231,210
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+ 2.00%	0.00%	6.24%	9/16/2031	1,915,000	1,914,701	1,905,751
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+ 2.25%	0.50%	6.54%	1/20/2032	1,451,250	1,447,746	1,438,552
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+ 1.75%	0.00%	6.08%	4/10/2031	1,496,250	1,489,525	1,489,711
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.00%	2.96%	8/27/2025	2,323,401	2,300,582	2,318,312
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.00%	6.30%	10/4/2030	415,684	414,006	414,387
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+ 7.50%	3.00%	11.82%	7/31/2029	4,809,048	4,741,980	4,798,757
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	5/30/2031	940,231	940,231	938,473
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	6M USD SOFR+ 5.25%	0.75%	9.92%	12/1/2027	1,775,000	1,767,298	1,434,786
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	3M USD SOFR+ 4.75%	0.00%	9.19%	4/30/2028	1,245,381	804,484	1,151,043
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+ 4.75%	0.00%	9.19%	4/30/2028	1,719,812	1,651,916	832,389
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	8/4/2027	830,576	828,359	830,161
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+ 3.25%	0.75%	7.55%	1/20/2032	960,244	958,144	962,049
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.00%	6.31%	1/24/2029	142,188	142,044	142,898
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	2/25/2030	2,786,709	2,786,614	2,791,057
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	1M USD SOFR+ 4.75%	0.75%	9.19%	5/27/2028	2,412,086	2,134,984	2,133,827
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	5/12/2030	246,881	245,937	247,037
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	6/30/2028	2,082,970	2,035,333	1,807,726
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+ 2.00%	0.50%	6.31%	7/14/2028	2,714,525	2,713,474	2,704,780

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	11/8/2030	1,500,000	1,497,236	1,505,160
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+ 6.75%	0.50%	11.07%	4/12/2029	3,038,490	3,037,561	3,036,606
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+ 3.75%	0.75%	8.19%	11/17/2028	2,189,325	2,184,763	2,130,935
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	3/29/2030	5,775,525	5,692,371	5,770,327
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+ 3.25%	0.00%	7.55%	1/19/2032	2,232,648	2,038,638	2,215,904
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	2/18/2031	2,977,538	2,966,717	2,968,992
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+ 3.50%	0.75%	7.79%	3/2/2028	4,726,151	4,723,056	4,447,167
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	11/1/2028	2,440,193	2,433,243	2,440,193
INDY US BIDCO, LLC	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	3/6/2028	2,170,828	2,170,359	2,166,313
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+ 3.75%	0.00%	8.17%	3/13/2030	492,500	488,601	474,031
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	2/18/2030	990,019	982,264	973,931
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	8.67%	4/2/2029	2,694,512	2,647,631	2,627,149
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	10/27/2028	486,250	486,237	485,642
Ingram Micro Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+ 2.75%	0.00%	7.08%	9/17/2031	693,439	689,636	697,343
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+ 5.00%	1.00%	9.31%	10/30/2031	3,299,855	3,234,272	3,303,980
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	8.69%	3/16/2029	476,250	472,714	475,826
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.75%	6.82%	12/15/2027	492,487	489,357	491,935
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+ 2.50%	0.00%	2.50%	4/13/2028	1,378,403	1,025,602	186,084
Isolved Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	10/15/2030	620,324	614,960	624,394
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.00%	6.30%	12/15/2031	3,840,000	3,839,989	3,790,810
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.75%	0.75%	8.07%	3/1/2028	2,895,000	2,858,590	2,872,072
JP Intermediate B, LLC (b)	Consumer goods: Non-durable	Term Loan 7/23	Loan	Prime 6.50%	1.00%	14.00%	11/20/2027	3,370,462	3,360,549	134,818
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+ 4.73%	0.50%	9.23%	2/12/2026	1,443,750	1,443,745	1,348,304
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 2.50%	0.50%	6.82%	4/10/2030	985,081	961,555	988,775
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+ 3.50%	0.50%	8.06%	9/1/2027	481,363	476,486	481,363
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed 0.00%	0.00%	8.00%	9/27/2027	1,127,568	680,756	28,189
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+ 3.75%	0.50%	8.19%	2/23/2029	991,609	978,723	970,954
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+ 1.00%	0.00%	5.43%	12/31/2027	366,724	366,724	149,257
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+ 4.75%	0.50%	9.17%	2/16/2029	2,450,166	2,120,597	2,266,403
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+ 5.50%	1.00%	9.93%	8/26/2027	1,576,347	1,572,295	1,500,163
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	8.18%	3/17/2028	967,500	966,360	969,919
LOYALTY VENTURES INC. (b)	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime 5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,905,305	211,231
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan B (06/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.93%	10/15/2028	1,622,206	1,607,812	1,621,622
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	6/14/2030	970,924	959,085	970,924
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan Extended	Loan	1M USD SOFR+ 5.25%	0.75%	9.57%	3/29/2029	2,671,805	2,610,533	2,680,167
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+ 2.35%	2.00%	6.79%	4/16/2029	1,608,268	1,607,707	1,512,785

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+ 2.35%	2.00%	6.79%	4/15/2030	1,608,268	1,607,702	1,507,767
MAGNITE, INC.	Services: Business	Term Loan B (09/24)	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	2/6/2031	3,233,770	3,205,941	3,278,235
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	4/1/2031	1,310,489	1,310,489	1,310,489
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+ 5.00%	0.50%	9.31%	10/3/2030	1,985,000	1,870,513	1,942,819
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+ 3.00%	0.00%	7.29%	12/29/2031	3,415,608	3,349,332	3,405,634
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (1/25)	Loan	3M USD SOFR+ 3.25%	0.50%	7.55%	8/6/2031	1,244,525	1,236,501	1,251,134
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+ 4.25%	0.75%	8.84%	4/8/2028	2,417,349	2,407,248	1,957,038
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	3/21/2031	497,500	495,226	498,067
MKS Instruments, Inc.	High Tech Industries	Term Loan B (01/25)	Loan	1M USD SOFR+ 2.00%	0.50%	6.32%	8/17/2029	1,280,586	1,278,776	1,281,227
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+ 4.00%	0.00%	8.32%	3/28/2028	491,250	477,801	490,331
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+ 4.75%	0.50%	9.15%	6/1/2030	2,963,850	2,633,472	2,846,363
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 4.50%	0.50%	8.83%	9/28/2030	500,000	495,844	501,250
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+ 3.75%	0.00%	8.04%	12/31/2030	315,611	285,615	313,638
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Second-Out Term Loan (01/25)	Loan	3M USD SOFR+ 4.60%	0.00%	9.15%	12/31/2030	2,616,207	2,460,718	2,198,556
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+ 2.50%	0.50%	6.82%	11/24/2028	2,910,506	2,906,771	2,886,873
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+ 5.25%	0.75%	9.67%	2/22/2029	2,939,547	2,497,131	2,712,966
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD SOFR+ 3.50%	0.00%	8.17%	11/14/2025	3,269,852	3,265,583	3,253,503
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD SOFR+ 3.75%	0.75%	8.48%	3/2/2028	2,680,348	2,676,078	2,623,658
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+ 3.75%	0.75%	8.18%	3/2/2028	87,464	87,262	85,614
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+ 2.50%	0.00%	6.94%	9/18/2026	571,911	570,138	571,356
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+ 7.50%	1.00%	11.90%	8/9/2026	2,382,698	2,373,272	1,894,245
NorthPole Newco S.a.r.l (c)	Aerospace & Defense	Term Loan	Loan	Prime 7.00%	0.00%	14.50%	3/3/2025	-	-	-
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+ 1.75%	0.50%	6.07%	9/12/2029	970,000	967,278	967,507
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.55%	4/3/2028	483,926	480,497	485,591
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+ 5.00%	0.75%	9.42%	12/22/2028	1,945,000	1,935,728	1,819,800
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+ 3.50%	0.50%	7.92%	2/23/2029	2,442,273	2,367,591	2,262,498
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+ 1.75%	0.50%	6.07%	1/31/2030	921,883	900,638	920,731
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	5/2/2030	492,500	484,592	491,269

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	3/17/2031	1,191,000	1,190,157	1,194,347
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B4 (05/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	9/24/2028	921,247	919,105	920,841
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.75%	0.50%	9.30%	7/6/2028	941,176	935,900	876,866
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+ 3.75%	0.50%	8.04%	2/28/2030	2,458,727	2,438,711	2,448,474
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+ 5.75%	0.50%	10.05%	8/1/2029	2,947,386	2,631,038	2,597,384
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	3M USD SOFR+ 3.75%	0.00%	8.34%	3/31/2027	476,580	472,582	387,545
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+ 2.00%	0.00%	6.32%	7/18/2031	790,518	789,679	788,834
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	1M USD SOFR+ 3.25%	0.50%	7.57%	2/28/2029	973,627	972,968	969,246
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+ 3.25%	0.50%	7.80%	12/29/2028	1,459,630	1,456,242	1,379,350
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.82%	5/3/2029	975,000	971,989	976,463
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	8.17%	2/1/2028	5,181,328	5,175,310	4,677,754
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	2/21/2031	965,218	965,218	961,444
PHYSICIAN PARTNERS, LLC (b)	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.00%	0.50%	8.74%	12/22/2028	2,928,567	2,881,253	1,156,784
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.50%	6.57%	12/1/2028	1,795,294	1,791,011	1,796,892
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+ 2.75%	0.00%	7.19%	3/13/2028	4,331,250	4,327,202	4,316,351
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+ 4.25%	0.50%	8.69%	4/21/2029	1,955,000	1,949,220	1,890,368
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B (10/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.58%	11/3/2031	482,575	481,443	483,178
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+ 4.75%	0.75%	9.19%	2/12/2028	4,020,266	4,001,931	3,897,648
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+ 3.25%	0.50%	7.69%	12/15/2028	2,917,500	2,903,248	2,917,500
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.00%	6.31%	10/13/2030	1,990,013	1,973,564	1,985,834
Primo Brands Corporation	Beverage, Food & Tobacco	Term Loan B (01/25)	Loan	3M USD SOFR+ 2.25%	0.50%	6.56%	3/31/2028	1,447,505	1,443,799	1,448,620
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	1M USD SOFR+ 4.75%	0.50%	9.07%	5/16/2031	2,872,211	2,857,095	2,875,802
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+ 3.25%	0.75%	7.82%	12/28/2027	481,239	480,294	466,152
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+ 5.25%	0.50%	9.64%	7/20/2029	980,000	930,969	871,387
Propulsion (BC) Finco	Aerospace & Defense	Term Loan B (10/24)	Loan	3M USD SOFR+ 3.25%	0.50%	7.58%	9/14/2029	742,457	736,171	745,509
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.75%	0.00%	9.07%	3/15/2030	465,765	465,063	465,570
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+ 2.25%	0.00%	6.57%	6/28/2030	1,234,994	1,226,841	1,233,450
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	4/14/2031	992,500	990,531	990,981

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+ 2.75%	0.75%	7.17%	5/15/2028	2,040,103	1,143,598	1,165,409
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+ 6.25%	0.75%	10.67%	5/15/2028	546,909	542,424	563,705
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+ 3.00%	0.00%	7.30%	3/18/2030	2,456,406	2,386,949	2,452,108
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+ 3.00%	0.50%	7.59%	4/24/2028	967,500	966,881	960,747
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+ 2.75%	0.50%	7.04%	2/17/2028	1,840,124	1,815,493	1,839,351
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+ 5.00%	1.00%	9.58%	7/15/2028	338,737	334,497	339,018
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+ 5.50%	1.00%	10.08%	7/15/2028	2,887,427	2,767,310	2,721,400
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.06%	2/14/2028	674,488	674,302	675,756
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+ 6.50%	1.00%	11.09%	4/30/2027	1,948,473	1,948,473	1,930,449
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+ 2.50%	0.50%	6.94%	10/20/2028	3,392,312	3,389,647	3,339,595
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	6.17%	2/4/2027	996,705	996,705	996,944
Russell Investments US Inst’l Holdco, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+ 5.00%	1.00%	9.29%	5/30/2027	5,764,065	5,754,497	5,539,266
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	8.17%	2/8/2028	2,897,881	2,869,896	2,714,039
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	9/15/2031	1,455,934	1,448,552	1,453,750
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+ 5.00%	0.50%	9.42%	3/10/2028	2,408,668	2,376,694	2,403,996
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	2/28/2030	441,250	438,790	440,147
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	8.19%	4/20/2028	939,236	936,933	933,365
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+ 3.00%	0.50%	7.30%	4/4/2029	491,269	490,668	491,087
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	3M USD SOFR+ 3.00%	0.00%	7.31%	7/31/2031	985,031	978,594	985,297
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+ 1.75%	0.00%	6.08%	11/5/2028	500,000	499,374	501,500
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD SOFR+ 3.75%	0.50%	8.18%	8/28/2028	1,935,000	1,930,481	1,248,733
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+ 1.75%	0.50%	6.06%	3/23/2030	1,257,709	1,253,356	1,257,709
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	4/2/2029	509,075	506,578	510,984
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	8/2/2030	1,940,000	1,935,791	1,945,820
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 4.25%	0.75%	8.67%	3/31/2028	1,935,000	1,925,487	1,847,925
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+ 4.00%	0.75%	8.71%	3/4/2028	2,887,500	2,880,793	2,496,128
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+ 2.75%	0.50%	7.94%	5/12/2028	2,269,091	2,267,559	2,274,764
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 1.75%	0.50%	6.07%	9/22/2028	210,250	209,230	210,250
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+ 5.75%	0.50%	10.04%	9/4/2029	4,263,551	4,210,817	4,001,726
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+ 4.00%	0.00%	8.33%	9/27/2030	1,240,625	1,225,176	1,214,088
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	4/17/2028	485,000	484,751	484,913
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.75%	0.50%	8.19%	12/1/2028	970,000	964,328	974,608
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	3/27/2031	496,250	491,740	498,811
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+ 4.25%	0.75%	8.69%	8/2/2028	2,083,452	2,022,885	2,083,452
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+ 4.00%	0.75%	8.55%	4/24/2028	2,419,962	2,419,490	2,377,105

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+ 4.75%	0.50%	9.08%	4/2/2029	980,032	973,273	969,624
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+ 2.75%	0.50%	7.19%	7/7/2028	970,000	969,283	971,213
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.75%	1.00%	9.07%	3/13/2031	3,473,750	3,442,264	3,500,880
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	6M USD SOFR+ 6.00%	0.00%	10.25%	5/25/2028	1,860,000	1,860,000	1,616,340
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	11/15/2030	291,839	289,445	292,569
TIBCO Software Inc	High Tech Industries	Term Loan (Cov-Lite) (10/24)	Loan	3M USD SOFR+ 3.75%	0.50%	8.08%	3/21/2031	498,750	498,297	500,137
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+ 5.50%	0.75%	10.07%	6/14/2028	3,107,759	2,794,667	2,863,582
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	7.69%	4/17/2028	2,284,411	2,178,846	2,279,773
Tosca Services, LLC (c)	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+ 5.50%	1.50%	9.82%	11/30/2028	80,509	79,712	82,925
Tosca Services, LLC (c)	Containers, Packaging & Glass	Superpriority Second-Out Term Loan B	Loan	1M USD SOFR+ 1.50%	0.00%	5.92%	11/30/2028	6,878	10,704	5,932
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	6/24/2031	605,987	605,382	604,878
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan (09/24)	Loan	3M USD SOFR+ 2.25%	0.00%	6.60%	4/4/2029	1,995,000	1,979,840	1,967,070
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	9/30/2031	346,923	346,684	342,458
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+ 4.00%	0.75%	8.42%	11/2/2027	935,021	932,096	885,933
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan B (09/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	2/25/2028	1,233,755	1,230,873	1,237,358
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	1/31/2029	2,403,522	2,402,406	2,379,486
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+ 4.25%	0.50%	8.58%	6/25/2029	243,750	238,712	240,094
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+ 5.00%	0.75%	9.48%	1/19/2029	2,294,893	2,247,090	2,098,680
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	6M USD SOFR+ 7.75%	1.00%	12.03%	6/16/2026	1,297,729	1,297,560	1,235,438
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+ 4.00%	0.00%	8.58%	8/20/2025	1,339,456	1,338,547	1,272,175
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+ 2.25%	0.75%	6.57%	12/6/2030	972,724	970,725	966,509
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+ 4.50%	0.50%	8.94%	3/5/2029	2,937,255	2,888,468	2,689,057
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+ 2.25%	0.00%	6.69%	9/28/2028	2,575,227	2,570,947	2,575,227
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	12/20/2030	1,870,499	1,866,269	1,868,554
VM Consolidated, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	3/24/2028	1,817,804	1,817,479	1,816,895
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 2.25%	0.50%	6.67%	12/15/2028	491,202	484,449	491,816
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	3M USD SOFR+ 1.75%	0.00%	6.04%	1/24/2031	1,250,000	1,250,000	1,248,050
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+ 3.50%	0.50%	7.79%	3/2/2028	2,661,649	2,655,782	2,671,072
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	1/31/2028	4,772,917	4,772,450	4,784,849
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 6.93%	2.00%	11.23%	1/27/2030	693,228	693,228	693,228

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	3/31/2028	2,895,655	2,891,840	2,886,621
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+ 3.50%	0.00%	7.82%	8/1/2030	495,013	495,013	493,156
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	5/24/2030	987,538	983,680	987,814
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	6/8/2028	1,690,908	1,690,037	1,690,908
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+ 4.25%	0.50%	8.57%	3/9/2027	972,500	960,739	935,185
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+ 3.00%	0.50%	7.38%	11/1/2030	1,852,261	1,845,463	1,852,261
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.56%	1/24/2031	1,443,124	1,442,200	1,444,812
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+ 5.25%	0.00%	9.54%	2/8/2028	1,960,000	1,896,443	1,979,600
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+ 1.93%	0.50%	6.35%	1/29/2029	485,000	484,495	484,267
TOTAL INVESTMENTS									$520,335,803	$492,195,089

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	21,272,327	$21,272,327	$21,272,327
Total cash and cash equivalents	21,272,327	$21,272,327	$21,272,327

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2025.

(b)	As of February 28, 2025, the investment was in default and on non-accrual status.

(c)	Investments include Payment-in-Kind Interest.

(d)	All or a portion of this investment has an unfunded commitment as of February 28, 2025.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of February 28, 2025 was 4.32%.

3M SOFR - The 3-month SOFR rate as of February 28, 2025 was 4.32%.

6M SOFR - The 6-month SOFR rate as of February 28, 2025 was 4.26%.

Prime - The Prime Rate as of February 28, 2025 was 7.50%.

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

On February 26, 2021, in a refinancing transaction, the Issuer issued $722.0 million of notes (the “2013-1 2021 Reset CLO Notes”) consisting of Class A-1-R-3 Senior Secured Floating Rate Notes (“Class A-1-R-3 Notes”), Class A-2-R-3 Senior Secured Floating Rate Notes (“Class A-2-R-3 Notes”), Class B-FL-R-3 Senior Secured Floating Rate Notes (“Class B-FL-R-3 Notes”), Class B-FXD-R-3 Senior Secured Fixed Rate Notes (“Class B-FXD-R-3 Notes”), Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes (“Class C-FL-R-3 Notes”), Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes (“Class C-FXD-R-3 Notes”), Class D-R-3 Deferrable Mezzanine Floating Rate Notes (“Class D-R-3 Notes”), Class E-R-3 Deferrable Mezzanine Floating Rate Notes (Class E-R-3 Notes”), Class F-R-3 Deferrable Junior Floating Rate Notes (Class F-R-3 Notes”), and Subordinated Notes. The Class D-R-3 Notes, Class E-R-c Notes and Subordinated Notes were issued at a discount, which is being amortized over the term of the notes. Proceeds net of issue discounts were used along with existing trust assets to redeem all of the rated note classes of the 2013-1 Reset CLO Notes. $69.5 million of Subordinated Notes issued in connection with the 2008 CLO Notes, 2013-1 CLO Notes, 2013-1 Amended CLO Notes and 2013-1 Reset CLO Notes were not redeemed and remained outstanding.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par as a non-cash transaction. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

On June 10, 2024, the Company completed its fifth refinancing of the Saratoga CLO. This refinancing, among other things, did not extend the Saratoga CLO reinvestment period nor extend its legal maturity, while adjusting the interest rate of two of the existing Notes. The Issuer issued $422.5 million of notes (the “2013-1 2024 Reset CLO Notes”), consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Company paid $0.5 million of transaction costs related to the refinancing. As of February 28, 2025 $86.8 million of the 2013-1 2024 Reset CLO Notes were repaid. The balance of the 2013-1 2024 Reset CLO Notes as of February 28, 2025 is $270.7 million.

The relative order of seniority of payment of each class of securities is as follows: first, Class A-1-R- 4 Notes, second, Class A-2-R-4 Notes, third Class B-FL-R-3 Notes, fourth, Class B-FXD-R-3 Notes, fifth, Class C-FL-R-3 Notes, sixth, Class C-FXD-R-3 Notes, seventh, Class D-R-3 Notes, eighth, Class E-R-3 Notes, ninth, Class F-1-R-3 Notes, Class F-2-R-3 Notes, and tenth the Subordinated Notes, with (a) each class of securities (other than the Subordinated Notes) in such list being senior to each other class of securities that follows such class of securities in such list and (b) each class of securities in such list being subordinate to each other class of securities that precedes such class of securities in such list. Each outstanding class of notes issued is entitled to periodic payments from interest proceeds available in accordance with the Priority of Payments. Each outstanding class of notes other than the Subordinated Notes are limited recourse obligations of the Issuer. The Subordinated Notes are unsecured limited recourse debt obligations of the Issuer.

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

The Issuer is considered to be an investment company for financial reporting purposes and has applied the guidance in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. There has been no change to the Issuer’s status as an investment company during the year ended February 28, 2025.

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

Cash and Cash Equivalents

The Issuer defines cash and cash equivalents as highly-liquid financial instruments with original maturities of three months or less. Cash and cash equivalents may include investments in money market mutual funds, which are carried at fair value. At February 28, 2025 and February 29, 2024, cash and cash equivalents amounted to $21.3 million and $12.1 million, respectively, and are swept on an overnight basis into a U.S. Bank money market deposit account held at the Trustee.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. The Issuer stops accruing interest on its investments when it is determined that interest is no longer collectible, with all outstanding accrued interest reserved immediately. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon the Investment Manager’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. The Issuer elected not to measure an allowance for credit losses for accrued interest receivables. At February 28, 2025 and February 29, 2024, we had eight and two investments that were on non-accrual status, which we established a reserve of $1.1 million and $0.6 million, respectively, against interest receivable related to portfolio companies that were on non-accrual status and will be written off in a timely manner.

Payment-in-Kind Interest

The Issuer holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recorded $1.0 million, $0.3 million and $0.2, respectively, in PIK interest.

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

Management Fees

The Issuer is externally managed by the Investment Manager pursuant to the Investment Management Agreement. As compensation for the performance of its obligations under the Investment Management Agreement, the Investment Manager is entitled to receive from the Issuer a base management fee (the “Base Management Fee”), a subordinated management fee (the “Subordinated Management Fee”) and an incentive management fee (the “Incentive Management Fee”). The Base Management Fee is payable in arrears quarterly (subject to availability of funds and to the satisfaction of payment obligations on the debt obligations of the Issuer (the “Priority of Payments”)) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection Period. The Subordinated Management Fee is payable in arrears quarterly (subject to availability of funds and to the Priority of Payments) and prior to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, was payable in an amount equal to 0.25% per annum of the fee basis amount at the beginning of the Collection Period. Subsequent to the second refinancing and the issuance of the 2013-1 Amended CLO Notes, the Base Management Fee was changed to be payable in an amount equal to 0.10% per annum of the fee basis amount at the beginning of the Collection Period, and the Subordinated Management Fees was changed to be payable in an amount equal to 0.40% per annum of the fee basis amount at the beginning of the Collection Period. This remained unchanged during the third refinancing and the issuance of the 2013-1 Reset CLO Notes, the fourth refinancing and issuance of the 2013-1 2021 Reset CLO Notes, and the fifth refinancing and issuance of the 2013-1 2024 Reset CLO Notes.

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

Expenses

The Issuer bears its own organizational and offering expenses, all expenses related to its investment program and expenses incurred in connection with its operations including, but not limited to, external legal, administrative, trustee, accounting, tax and audit expenses, costs related to trading, acquiring, monitoring or disposing of investments of the Issuer, and interest and other borrowing expenses, expenses of preparing and distributing reports, financial statements, and litigation or other extraordinary expenses. The Issuer has retained the Trustee to provide trustee services. Additionally, the Trustee performs loan administration, debt covenant compliance calculations, and monitoring and reporting services. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Issuer paid $0.2 million, $0.3 million and $0.3 million, respectively, for trustee services provided and is included on the statements of operations.

Interest Expense

The Issuer has issued rated and unrated notes to finance its operations. Interest on debt is calculated by the Trustee for the Issuer. Interest is accrued and generally paid quarterly. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, $7.1 million, $6.9 million and $4.9 million of payments to the Subordinated Notes were included in interest and debt financing expenses on the statements of operations, respectively. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, $4.6 million, $4.4 million and $4.4 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statements of operations and statements of cash flows.

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to early adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance; however, the Company does not expect this to have a material impact on the consolidated financial statements and the notes thereto.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$451,307,173	$39,203,487	$490,510,660
Equity interests	-	737,538	946,891	1,684,429
Total	$-	$452,044,711	$40,150,378	$492,195,089

The following table presents fair value measurements of investments, by major class, as of February 29, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$544,194,304	$62,336,885	$606,531,189
Equity interests	-	44,587	975,998	1,020,585
Total	$-	$544,238,891	$63,312,883	$607,551,774

Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2025:

	Term Loans	Equity Interests	Total
Balance as of February 29, 2024	$62,336,885	$975,998	$63,312,883
Payment-in-kind and other adjustments to cost	397,312	-	397,312
Net accretion of discount on investments	171,413	-	171,413
Net change in unrealized (depreciation) on investments	(4,005,521)	(112,468)	(4,117,989)
Purchases	1,968,010	258,361	2,226,371
Sales and repayments	(21,318,573)	-	(21,318,573)
Net realized gain from investments	100,607	-	100,607
Transfers in (1)	16,568,136	-	16,568,136
Transfers out (2)	(17,014,782)	(175,000)	(17,189,782)
Balance as of February 28, 2025	$39,203,487	$946,891	$40,150,378
Net change in unrealized depreciation for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(3,716,582)	$(786,456)	$(4,503,038)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 28, 2025, as market quotes for these investments are only provided by one trading desk.

(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 28, 2025, as the number of observable market quotes for these investments increased.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 29, 2024:

	Term Loans	Equity Interests	Total
Balance as of February 28, 2023	$64,461,958	$-	$64,461,958
Payment-in-kind and other adjustments to cost	-	-	-
Net accretion of discount on investments	76,065	-	76,065
Net change in unrealized appreciation (depreciation) on investments	851,630	(673,988)	177,642
Purchases	16,586,078	1,649,986	18,236,064
Sales and repayments	(8,762,524)	-	(8,762,524)
Net realized loss from investments	(361,041)	-	(361,041)
Transfers in (1)	29,342,250	-	29,342,250
Transfers out (2)	(39,857,531)	-	(39,857,531)
Balance as of February 29, 2024	$62,336,885	$975,998	$63,312,883
Net change in unrealized depreciation for the year relating to those Level 3 assets that were still held by the Issuer at the end of the year	$(145,844)	$(673,988)	$(819,832)

(1)	The Issuer’s investment in Level 3 investments were classified as such during the year ended February 29, 2024, as market quotes for these investments are only provided by one trading desk.

(2)	The Issuer’s investment in Level 2 investments were classified as such during the year ended February 29, 2024, as the number of observable market quotes for these investments increased.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received, during the period.

Significant unobservable inputs used in the fair value measurement of the Level 3 term loans and equity interests include market quotations available from multiple dealers. A significant increase (decrease) in the market quote, in isolation, would result in a significantly higher (lower) fair value measurement.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2025 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Term loans	$39,203,487	Market Approach	Third-Party Bid	2.5% - 101.4% (97.89%)
Equity interests	946,891	Market Approach	Third-Party Bid	0.4% - 100.0% (13.7%)
Total	$40,150,378

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 29, 2024 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Term loans	$62,336,885	Market Approach	Third-Party Bid	67.5% - 101.25% (96.49%)
Equity interests	975,998	Market Approach	Third-Party Bid	9.75% - 19.24% (15.78%)
Total	$63,312,883

4. Financing

On January 22, 2008, the Issuer issued $400.0 million of notes, consisting of Class A Floating Rate Senior Notes, Class B Floating Rate Senior Notes, Class C Deferrable Floating Rate Notes, Class D Deferrable Floating Rate Notes, Class E Deferrable Floating Rate Notes (collectively the “Secured Notes”), and Subordinated Notes. The notes were issued pursuant to the Indenture. Refer to Note 1 which details certain refinancing transactions which occurred from the January 22, 2008 initial note issuance through the most recent June 10, 2024 refinancing.

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture at February 28, 2025:

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	3M SOFR + 1.30%	April 20, 2033	$357,500,000	$270,719,300	6.82%
Class A-2-R-4 Senior Secured Floating Rate Notes	3M SOFR + 1.76%	April 20, 2033	65,000,000	65,000,000	7.05%
Class B-FL-R-3 Senior Secured Floating Rate Notes	3M SOFR* + 1.80%	April 20, 2033	60,500,000	60,500,000	7.19%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.60%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR* + 2.40%	April 20, 2033	26,000,000	26,000,000	7.78%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	3.39%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR* + 4.00%	April 20, 2033	39,000,000	39,000,000	9.34%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR* + 7.50%	April 20, 2033	27,625,000	27,625,000	12.75%
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	3M SOFR* + 10.00%	April 20, 2033	8,500,000	8,500,000	15.19%
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	3M SOFR* + 10.00%	April 20, 2033	9,375,000	9,375,000	15.19%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$635,219,300

*	Includes a credit spread adjustment of 0.26161%.

The table below sets forth certain information for each outstanding class of notes issued, pursuant to the loan agreements and Indenture at February 29, 2024:

Description	Interest Rate	Maturity	Principal Amount	Amount Outstanding	Weighted Average Interest Rate
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	3M SOFR* + 1.32%	April 20, 2033	$357,500,000	$357,500,000	6.82%
Class A-2-R-3 Senior Secured Floating Rate Notes	3M SOFR* + 1.65%	April 20, 2033	65,000,000	65,000,000	7.05%
Class B-FL-R-3 Senior Secured Floating Rate Notes	3M SOFR* + 1.80%	April 20, 2033	60,500,000	60,500,000	7.19%
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	2.54%	April 20, 2033	11,000,000	11,000,000	2.60%
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR* + 2.40%	April 20, 2033	26,000,000	26,000,000	7.78%
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	3.31%	April 20, 2033	6,500,000	6,500,000	3.39%
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR* + 4.00%	April 20, 2033	39,000,000	39,000,000	9.34%
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	3M SOFR* + 7.50%	April 20, 2033	27,625,000	27,625,000	12.75%
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	3M SOFR* + 10.00%	April 20, 2033	8,500,000	8,500,000	15.19%
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	3M SOFR* + 10.00%	April 20, 2033	9,375,000	9,375,000	15.19%
Subordinated Notes	N/A	April 20, 2033	111,000,000	111,000,000	N/A
			$722,000,000	$722,000,000

*	Includes a credit spread adjustment of 0.26161%.

The following table shows the fair value of the Issuer’s debt outstanding as of February 28, 2025(a):

Debt Security	February 28, 2025
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	$270,661,814
Class A-2-R-4 Senior Secured Floating Rate Notes	65,075,827
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,671,957
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,002,481
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,073,286
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,502,124
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,107,286
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,696,227
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	5,261,097
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	2,280,938
Subordinated Notes	240,578
$514,573,615

The following table shows the fair value of the Issuer’s debt outstanding February 29, 2024(a):

Debt Security	February 29, 2024
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-3 Senior Secured Floating Rate Notes	$359,983,909
Class A-2-R-3 Senior Secured Floating Rate Notes	65,676,594
Class B-FL-R-3 Senior Secured Floating Rate Notes	61,141,020
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,006,154
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,295,629
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,505,936
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,532,812
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	28,169,374
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,564,667
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	8,875,227
Subordinated Notes	9,500,627
$625,251,949

(a)	These notes are fair valued based on a discounted cash flow model, specifically using Intex cash flow models, to form the basis for the valuation and would be classified as Level 3 liabilities within the fair value hierarchy.

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

Interest proceeds and, after the 2013-1 2021 and 2013-1 2024 Reset CLO Notes have been paid in full, principal proceeds in each case will be distributed to the holders of the Subordinated Notes in accordance with the Indenture.

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

As of February 28, 2025, the remaining unamortized discount on Class A-1-R-4 Notes, Class A-2-R-4 Notes, Class B-FL-R-3 Notes, Class B-FXD-R-3 Notes, Class C-FL-R-3 Notes, Class C-FXD-R-3 Notes, Class D-R-3 Notes, Class E-R-3 Notes, Class F-1-R-3 Notes and F-2-R-3 were $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.0 million, $0.2 million, $2.0 million, $0.0 million and $0.0 million, respectively.

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

As of February 28, 2025 and February 29, 2024, remaining capitalized financing costs of $1.2 million and $1.7 million, respectively, related to the 2013-1 2021 and 2013-1 2024 Reset CLO Notes are being amortized over the term of the 2013-1 2021 and 2013-1 2024 Reset CLO Notes.

5. Income Tax

Under the current laws, the Issuer is not subject to net income taxation in the United States or the Cayman Islands. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Pursuant to ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Issuer adopted the provisions of the FASB relating to accounting for uncertainty in income taxes which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements and applies to all open tax years as of the effective date. The Investment Manager has analyzed such tax positions for uncertain tax positions for tax years that may be open (2021—2024). The Issuer identifies its major tax jurisdictions as U.S. Federal, state and foreign jurisdictions where the Issuer makes investments. As of February 28, 2025 and February 29, 2024, there was no impact to the financial statements as a result of the Issuer’s accounting for uncertainty in income taxes. The Issuer does not have any unrecognized tax benefits or liabilities for the years ended February 28, 2025, February 29, 2024 and February 28, 2023. Also, the Issuer recognizes interest and, if applicable, penalties for any uncertain tax positions, as a component of income tax expense. No interest or penalty expense was recorded by the Issuer for the years ended February 28, 2025, February 29, 2024 and February 28, 2023.

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

In the ordinary course of business, the Issuer may directly or indirectly be a defendant or plaintiff in legal actions with respect to bankruptcy, insolvency or other types of proceedings. Such lawsuits may involve claims that could adversely affect the value of certain financial instruments owned by the Issuer. As of February 28, 2025 and February 29, 2024, the Issuer is not subject to any material legal proceedings. Therefore, the Issuer has not accrued any liabilities in connection with such indemnifications.

The terms of Collateralized Debt Investments may require the Issuer to provide funding for any unfunded portion of a Collateralized Debt Investment at the request of the borrower. At February 28, 2025 and February 29, 2024, the Issuer had $0.3 million and $0.0 million of unfunded commitments outstanding, respectively.

7. Related Party Transactions

In the ordinary course of business and as permitted per the terms of the Indenture, the Issuer may acquire or sell investments to or from related parties at the fair value at such time. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, the Issuer neither bought nor sold investments from related parties.

The Subordinated Notes are wholly owned by the Investment Manager. The Subordinated Notes do not have a stated coupon rate but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of debt and certain other fees and expenses are paid. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, $7.1 million, $6.9 million and $4.9 million of payments to the Subordinated Notes were included in interest and debt financing expenses in the statements of operations, respectively. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, $5.2 million, $4.4 million and $4.4 million, respectively, in discount amortization related to the Subordinated Notes is also included in interest and debt financing expenses on the Issuer’s statements of operations and statements of cash flows.

The Investment Manager holds aggregate principal amounts of $9.4 million in Class F-2-R-3 Notes of the CLO tranches with a coupon of SOFR plus 10.00% at February 28, 2025 and February 29, 2024. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, payments for the Class F-2-R-3 Notes totaling $1.5 million, $1.5 million and $1.2 million, respectively, are included in interest and debt financing expenses in the Issuer’s statements of operations. Expenses relating to the refinancing were paid for by the Company on behalf of Saratoga CLO and are included in due to affiliate on the statements of assets and liabilities at February 28, 2021 and were subsequently repaid during fiscal year 2022.

In addition, as of February 28, 2025 and February 29, 2024, $0.001 million and $0.01 million, respectively, is included in due from affiliate are amounts reimbursable to Saratoga CLO for shared operating expenses with a related party.

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

As of February 28, 2025 and February 29, 2024, net assets (deficit) were $(86.7) million and $(71.5) million, respectively. These amounts include accumulated losses of $86.7 million and $71.5 million, respectively, which include cumulative net investment income or loss, cumulative amounts of gains and losses realized from investment transactions, net unrealized appreciation or depreciation of investments, as well as the cumulative effect of accounting mismatches between investments accounted for at fair value and amortized cost or accrual-basis assets and liabilities as discussed in Significant Accounting Policies, above. The Issuer’s investments continue to generate sufficient liquidity to satisfy its obligations on periodic payment dates as well as comply with all performance criteria as of the statements of assets and liabilities date.

The Issuer adopted of Rule 3-04/Rule 8-03(a)(5) under Regulation S-X. Pursuant to the regulation, the Issuer has presented a reconciliation of the changes in each significant caption of stockholders’ equity for each of the three fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023, as shown in the tables below:

	For the Year Ended February 28, 2025
			Capital	Total
			in Excess	Distributable	Net Assets
	Common Stock		of Par Value	Earnings (Loss)	(Deficit)
Balance at February 29, 2024	250	$250	$-	$(71,478,243)	$(71,477,993)
Increase (Decrease) from Operations:
Net investment income	-	-	-	725,015	725,015
Net realized gain (loss) from investments	-	-	-	(4,398,529)	(4,398,529)
Net change in unrealized appreciation on investments	-	-	-	2,942,951	2,942,951
Balance at May 31, 2024	250	250	-	(72,208,806)	(72,208,556)
Increase (Decrease) from Operations:
Net investment income	-	-	-	355,850	355,850
Net realized gain (loss) from investments	-	-	-	(2,795,356)	(2,795,356)
Net change in unrealized depreciation on investments	-	-	-	(3,662,317)	(3,662,317)
Realized losses on extinguishment of debt	-	-	-	(579,213)	(579,213)
Balance at August 31, 2024	250	250	-	(78,889,842)	(78,889,592)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(636,840)	(636,840)
Net realized gain (loss) from investments	-	-	-	(1,278,236)	(1,278,236)
Net change in unrealized depreciation on investments	-	-	-	(1,626,867)	(1,626,867)
Balance at November 30, 2024	250	250	-	(82,431,785)	(82,431,535)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(1,080,992)	(1,080,992)
Net realized gain (loss) from investments	-	-	-	(791,603)	(791,603)
Net change in unrealized depreciation on investments	-	-	-	(2,350,545)	(2,350,545)
Balance at February 28, 2025	250	$250	$-	$(86,654,925)	$(86,654,675)

	For the Year Ended February 29, 2024
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2023	250	$250	$-	$(70,627,170)	$(70,626,920)
Increase (Decrease) from Operations:
Net investment income	-	-	-	502,662	502,662
Net realized gain (loss) from investments	-	-	-	(2,108,567)	(2,108,567)
Net change in unrealized depreciation on investments	-	-	-	(10,337,238)	(10,337,238)
Balance at May 31, 2023	250	250	-	(82,570,313)	(82,570,063)
Increase (Decrease) from Operations:
Net investment income	-	-	-	168,515	168,515
Net realized gain (loss) from investments	-	-	-	(641,267)	(641,267)
Net change in unrealized appreciation on investments	-	-	-	13,352,743	13,352,743
Balance at August 31, 2023	250	250	-	(69,690,322)	(69,690,072)
Increase (Decrease) from Operations:
Net investment income	-	-	-	359,637	359,637
Net realized gain (loss) from investments	-	-	-	(6,298,909)	(6,298,909)
Net change in unrealized depreciation on investments	-	-	-	(313,230)	(313,230)
Balance at November 30, 2023	250	250	-	(75,942,824)	(75,942,574)
Increase (Decrease) from Operations:
Net investment income	-	-	-	498,467	498,467
Net realized gain (loss) from investments	-	-	-	(9,532,208)	(9,532,208)
Net change in unrealized appreciation on investments	-	-	-	13,498,322	13,498,322
Balance at February 29, 2024	250	$250	$-	$(71,478,243)	$(71,477,993)

	For the Year Ended February 28, 2023
			Capital	Total
	Common Stock		in Excess	Distributable	Net Assets
	Shares	Amount	of Par Value	Earnings (Loss)	(Deficit)
Balance at February 28, 2022	250	$250	$-	$(37,197,733)	$(37,197,483)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(286,724)	(286,724)
Net realized gain (loss) from investments	-	-	-	77,656	77,656
Net change in unrealized depreciation on investments	-	-	-	(24,681,988)	(24,681,988)
Balance at May 31, 2022	250	250	-	(62,088,789)	(62,088,539)
Increase (Decrease) from Operations:
Net investment loss	-	-	-	(507,279)	(507,279)
Net realized gain (loss) from investments	-	-	-	(1,144,858)	(1,144,858)
Net change in unrealized depreciation on investments	-	-	-	(1,544,463)	(1,544,463)
Balance at August 31, 2022	250	250	-	(65,285,389)	(65,285,139)
Increase (Decrease) from Operations:
Net investment income	-	-	-	586,193	586,193
Net realized gain (loss) from investments	-	-	-	(532,640)	(532,640)
Net change in unrealized depreciation on investments	-	-	-	(10,640,311)	(10,640,311)
Balance at November 30, 2022	250	250	-	(75,872,147)	(75,871,897)
Increase (Decrease) from Operations:
Net investment income	-	-	-	1,031,538	1,031,538
Net realized gain (loss) from investments	-	-	-	(7,086,473)	(7,086,473)
Net change in unrealized appreciation on investments	-	-	-	11,299,912	11,299,912
Balance at February 28, 2023	250	$250	$-	$(70,627,170)	$(70,626,920)

9. Financial Highlights

The following is a schedule of financial highlights for the years ended February 28, 2025, February 29, 2024, February 28, 2023, February 28, 2022 and February 28, 2021:

	February 28, 2025(4)	February 29, 2024(4)	February 28, 2023	February 28, 2022	February 28, 2021
Year-end subordinated notes’ capital balance(1)	$(7,865,384)	$3,356,769	$242,477	$28,742,295	$34,422,474
Ratio and supplemental data:
Total return(2)	NM	NM	(94.53)%	(9.75)%	150.86%
Net investment income (loss)(3)	NM	NM	8.77%	9.38%	(17.12)%
Total expenses(3)	NM	NM	655.20%	81.89%	383.67%
Base management fee(3)	NM	NM	10.08%	1.89%	6.60%
Subordinated management fee(3)	NM	NM	40.30%	7.57%	26.42%

(1)	Subordinated notes’ capital balance is calculated based on the sum of the subordinated notes outstanding amount and total net assets, net of ordinary equity.

(2)	Total return is calculated based on a time-weighted rate of return methodology. Quarterly rates of return are compounded to derive the total return reflected above. Total return is calculated for the subordinated notes’ capital taken as a whole and assumes the purchase of the subordinated notes’ capital on the first day of the period and the sale of the last day of the period.

(3)	Calculated based on the average subordinated notes’ capital balance.

(4)	The Investment Manager has deemed the total return and other ratios to be not meaningful (“NM”) for the years ended February 28, 2025 and February 29, 2024. As the total of the subordinated notes and retained earnings balance was negative at certain times during the year, the time-weighted rate of return methodology can result in misleading returns. With average capital balances during the year being negative, the other ratios can be misleading as well and therefore not meaningful.

10. Subsequent Events

The Investment Manager has evaluated events or transactions that have occurred since February 28, 2025 through May 7, 2025, the date the financial statements were available for issuance. The Investment Manager has determined that there are no material events that would require the disclosure in the financial statements.