Form 10-Q
period 2025-05-31
SARATOGA INVESTMENT CORP.
filed 2025-07-08
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2025

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

The number of outstanding common shares of the registrant as of July 7, 2025 was 15,668,131.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2025	February 28, 2025
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $863,450,463 and $886,071,934, respectively)	$875,410,787	$897,660,110
Affiliate investments (amortized cost of $49,725,886 and $38,203,811, respectively)	52,023,563	40,547,432
Control investments (amortized cost of $76,213,218 and $75,817,587, respectively)	40,883,612	39,870,208
Total investments at fair value (amortized cost of $989,389,567 and $1,000,093,332, respectively)	968,317,962	978,077,750
Cash and cash equivalents	131,562,513	148,218,491
Cash and cash equivalents, reserve accounts	92,724,212	56,505,433
Interest receivable (net of reserve of $264,278 and $210,319, respectively)	8,000,745	7,477,468
Management fee receivable	294,307	314,193
Other assets	1,369,594	950,522
Total assets	$1,202,269,333	$1,191,543,857

LIABILITIES
Revolving credit facilities	$70,000,000	$52,500,000
Deferred debt financing costs, revolving credit facilities	(1,037,309)	(1,254,516)
SBA debentures payable	170,000,000	170,000,000
Deferred debt financing costs, SBA debentures payable	(3,831,484)	(4,041,026)
8.75% Notes Payable 2025	-	20,000,000
Discount on 8.75% notes payable 2025	-	(9,055)
Deferred debt financing costs, 8.75% notes payable 2025	-	(374)
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(35,844)	(68,589)
Deferred debt financing costs, 7.00% notes payable 2025	(4,346)	(8,345)
7.75% Notes Payable 2025	5,000,000	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	(5,860)	(19,685)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	226,581	287,848
Deferred debt financing costs, 4.375% notes payable 2026	(653,235)	(865,593)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(180,419)	(213,424)
Deferred debt financing costs, 4.35% notes payable 2027	(601,980)	(688,786)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(184,171)	(202,144)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(77,798)	(87,295)
Deferred debt financing costs, 6.00% notes payable 2027	(1,347,571)	(1,524,089)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(840,029)	(927,484)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(1,053,557)	(1,156,234)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(1,170,572)	(1,273,134)
Base management and incentive fees payable	6,869,845	6,230,944
Deferred tax liability	4,994,417	4,889,329
Payable from open trades	6,750,000	-
Accounts payable and accrued expenses	1,556,106	1,676,335
Interest and debt fees payable	4,598,538	3,909,517
Due to Manager	553,706	349,189
Total liabilities	805,900,018	798,878,389

Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 15,529,391 and 15,183,078 common shares issued and outstanding, respectively	15,529	15,183
Capital in excess of par value	421,664,914	412,913,597
Total distributable deficit	(25,311,128)	(20,263,312)
Total net assets	396,369,315	392,665,468
Total liabilities and net assets	$1,202,269,333	$1,191,543,857
NET ASSET VALUE PER SHARE	$25.52	$25.86

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2025	May 31, 2024
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$25,464,663	$31,224,277
Affiliate investments	595,624	496,840
Control investments	1,190,661	1,997,112
Payment in kind interest income:
Non-control/Non-affiliate investments	168,229	63,830
Affiliate investments	584,749	241,104
Control investments	-	283,313
Total interest from investments	28,003,926	34,306,476
Interest from cash and cash equivalents	2,027,211	624,631
Management fee income	705,175	804,456
Dividend income:
Non-control/Non-affiliate investments	562,183	249,491
Control investments	436,418	1,297,050
Total dividend from investments	998,601	1,546,541
Structuring and advisory fee income	264,375	410,843
Other income	319,329	985,203
Total investment income	32,318,617	38,678,150

OPERATING EXPENSES
Interest and debt financing expenses	12,451,865	12,962,081
Base management fees	4,333,332	4,982,580
Incentive management fees expense (benefit)	2,536,513	3,584,734
Professional fees	699,200	999,310
Administrator expenses	1,250,000	1,075,000
Insurance	74,310	77,596
Directors fees and expenses	131,500	113,000
General and administrative	645,411	609,127
Income tax expense (benefit)	54,454	(60,283)
Total operating expenses	22,176,585	24,343,145
NET INVESTMENT INCOME	10,142,032	14,335,005

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	2,262,984	-
Control investments	638,355	(21,194,997)
Net realized gain (loss) from investments	2,901,339	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	372,148	14,156,825
Affiliate investments	(45,944)	601,223
Control investments	617,773	(826,617)
Net change in unrealized appreciation (depreciation) on investments	943,977	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(55,085)	(461,001)
Net realized and unrealized gain (loss) on investments	3,790,231	(7,724,567)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,932,263	$6,610,438

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.91	$0.48
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,344,510	13,683,314

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2025	May 31, 2024
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$10,142,032	$14,335,005
Net realized gain (loss) from investments	2,901,339	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	943,977	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(55,085)	(461,001)
Net increase in net assets resulting from operations	13,932,263	6,610,438

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(18,980,079)	(9,967,036)
Net decrease in net assets from shareholder distributions	(18,980,079)	(9,967,036)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	6,143,820	-
Capital contribution from Manager	297,770	-
Stock dividend distribution	2,312,153	987,572
Offering costs	(2,080)	-
Net increase (decrease) in net assets from capital share transactions	8,751,663	987,572
Total increase (decrease) in net assets	3,703,847	(2,369,026)
Net assets at beginning of period	392,665,468	370,224,108
Net assets at end of period	$396,369,315	$367,855,082

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2025	May 31, 2024
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,932,263	$6,610,438
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(517,108)	383,131
Net accretion of discount on investments	(858,544)	(814,013)
Amortization of deferred debt financing costs	1,254,331	1,238,632
Income tax expense (benefit)	50,004	(60,283)
Net realized (gain) loss from investments	(2,901,339)	21,194,997
Net change in unrealized (appreciation) depreciation on investments	(943,977)	(13,931,431)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	55,085	461,001
Proceeds from sales and repayments of investments	65,066,218	75,702,723
Purchases of investments	(50,085,463)	(39,301,058)
(Increase) decrease in operating assets:
Interest receivable	(523,277)	680,549
Management fee receivable	19,886	7,967
Other assets	(419,072)	(522,897)
Receivable from open trades	-	(1,269,231)
Current income tax receivable	-	84,245
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	638,901	420,098
Payable from open trades	6,750,000	-
Accounts payable and accrued expenses	(120,229)	(13,164)
Interest and debt fees payable	689,021	1,353,253
Due to Manager	204,517	(79,909)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	32,291,217	52,145,048

Financing activities
Borrowings on debt	17,500,000	23,000,000
Paydowns on debt	-	(12,500,000)
Repayments of notes	(20,000,000)	-
Payments of deferred debt financing costs	-	(875,791)
Proceeds from issuance of common stock	6,143,820	-
Capital contribution from Manager	297,770	-
Payments of cash dividends	(16,667,926)	(8,979,464)
Payments of offering costs	(2,080)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,728,416)	644,745
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	19,562,801	52,789,793
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	204,723,924	40,507,124
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$224,286,725	$93,296,917

Supplemental information:
Interest paid during the period	$10,508,514	$10,370,196
Cash paid for taxes	2,762	54,821
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	721,477	(383,131)
Net accretion of discount on investments	858,544	814,013
Amortization of deferred debt financing costs	1,254,331	1,238,632
Stock dividend distribution	2,312,153	987,572

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 220.9% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 7/18/2027	7/18/2022	$11,313,400	$11,236,928	$11,338,289	2.9%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,083,939	2,083,939	2,806,358	0.7%
		Total Alternative Investment Management Software			13,320,867	14,144,647	3.6%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$24,500,000	24,336,623	24,615,150	6.2%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$500,000	499,347	502,350	0.1%
		Total Architecture & Engineering Software			24,835,970	25,117,500	6.3%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,588,532	0.4%
		Total Association Management Software			1,072,394	1,588,532	0.4%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.07% Cash, 5/20/2026	5/20/2021	$57,500,000	57,390,336	57,057,250	14.4%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	227,927	0.1%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,929,104	0.5%
		Total Consumer Services			60,602,202	59,214,281	15.0%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	548,298	3,924,856	1.0%
		Total Corporate Education Software			548,298	3,924,856	1.0%
Innergy, Inc.	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 2/20/2030	2/20/2025	$32,000,000	31,738,782	31,721,600	8.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 2/20/2030	2/20/2025	$-	-	-	0.0%
		Total Custom Millwork Software			31,738,782	31,721,600	8.0%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,746,734	0.9%
		Total Cyber Security			1,906,275	3,746,734	0.9%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$7,089,286	7,029,937	7,160,179	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,002,819	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.42%), 13.74% Cash, 4/18/2028	4/18/2023	$7,000,000	6,931,105	7,108,500	1.8%
Modis Dental Partners OpCo, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.42%), 13.74% Cash, 4/18/2028	4/18/2023	$13,000,000	12,843,206	13,201,500	3.3%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,979,884	0.8%
		Total Dental Practice Management			30,781,767	31,452,882	8.0%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$24,002,538	23,915,484	23,373,672	5.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$-	-	(16,375)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	808,398	0.2%
		Total Direct Selling Software			24,957,151	24,165,695	6.1%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 11/30/2026	5/31/2017	$23,000,000	22,998,485	22,954,000	5.8%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	613,204	0.2%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 8/5/2027	8/5/2022	$32,000,000	31,827,080	31,910,400	8.1%
		Total Education Software			55,325,469	55,477,604	14.1%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$22,713,926	22,664,442	22,659,413	5.7%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$3,286,074	3,268,123	3,278,187	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	370,057	0.1%
		Total Financial Services			26,182,565	26,307,657	6.6%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.09% Cash, 12/15/2026	12/15/2021	$6,000,000	5,979,447	5,985,000	1.5%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.09% Cash, 12/15/2026	12/15/2021	$4,050,000	4,041,099	4,039,875	1.0%
		Total Financial Services Software			10,020,546	10,024,875	2.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.82% Cash, 07/19/2029	7/19/2023	$18,000,000	17,860,836	18,050,400	4.6%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.82% Cash, 07/19/2029	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			17,860,836	18,050,400	4.6%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$16,228,726	16,126,626	15,722,390	4.0%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$8,738,545	8,683,564	8,465,902	2.1%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	1,296,329	0.3%
		Total Health/Fitness Franchisor			26,810,190	25,484,621	6.4%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.90%), 14.23% Cash, 3/20/2028	3/20/2023	$3,900,000	3,861,753	3,952,260	1.0%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.90%), 14.23% Cash, 3/20/2028	3/20/2023	$15,100,000	14,931,725	15,302,340	3.9%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,655,853	0.9%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$4,400,000	4,370,421	4,400,000	1.1%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	1,146,774	0.3%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.57% Cash, 12/31/2027	1/31/2017	$55,000,000	54,788,813	55,137,500	13.9%
		Total Healthcare Services			81,886,101	83,594,727	21.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$35,125,000	35,055,019	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$10,300,000	10,295,530	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	409,459	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	109,379	0.0%
		Total Healthcare Software			45,952,762	45,943,838	11.6%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.40%), 11.72% Cash, 5/16/2027	11/16/2020	$43,000,000	42,866,512	42,023,900	10.6%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.40%), 11.72% Cash, 5/16/2027	11/16/2020	$12,270,550	12,199,358	11,727,851	3.0%
		Total HVAC Services and Sales			55,065,870	53,751,751	13.6%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	9,499,754	2.4%
		Total Industrial Products			-	9,499,754	2.4%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.08% Cash, 10/1/2026	10/1/2021	$15,555,682	15,502,457	15,555,682	3.9%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,976,072	1.3%
		Total Insurance Software			18,002,457	20,531,754	5.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.29% Cash, 9/20/2029	9/19/2024	$17,000,000	16,829,022	16,875,900	4.3%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,182,185	0.6%
		Total IT Services			18,829,022	19,058,085	4.9%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/9/2027	8/8/2022	$11,525,624	11,475,531	11,525,624	2.9%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/9/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,475,531	11,525,624	2.9%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2028	12/30/2025	$18,905,249	18,724,321	18,525,253	4.7%
		Total Marketing Orchestration Software			18,724,321	18,525,253	4.7%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.35%), 12.67% Cash, 8/5/2027	8/5/2022	$6,500,000	6,458,577	6,185,400	1.6%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.35%), 12.67% Cash, 8/5/2027	8/5/2022	$26,914,577	26,907,069	25,611,911	6.5%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	127,668	0.0%
		Total Mental Healthcare Services			37,535,245	31,924,979	8.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.72% Cash, 8/26/2026	8/26/2021	$15,000,000	14,956,281	14,922,000	3.8%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.47% Cash, 8/26/2026	8/26/2021	$5,000,000	4,979,867	4,974,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	1,942,213	0.5%
		Total Mentoring Software			22,936,148	21,838,213	5.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$28,000,000	27,759,396	27,829,200	7.0%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,176,751	0.5%
		Total Municipal Government Software			29,759,396	30,005,951	7.5%
Omatic Software, LLC (d)	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.59% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,463,783	16,461,436	16,555,981	4.2%
		Total Non-profit Services			16,461,436	16,555,981	4.2%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.07% Cash, 12/31/2028	1/1/2018	$5,300,000	5,285,417	5,339,220	1.3%
		Total Office Supplies			5,285,417	5,339,220	1.3%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	7/9/2020	$14,000,000	13,995,313	13,589,800	3.4%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	2/12/2021	$38,500,000	38,485,527	37,371,950	9.3%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	697,210	0.2%
		Total Real Estate Services			53,853,397	51,658,960	12.9%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.75% Cash, 12/22/2028	6/27/2022	$9,432,000	9,372,843	9,432,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.75% Cash, 12/22/2028	6/27/2022	$14,400,000	14,267,488	14,400,000	3.5%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,354,214	0.6%
		Total Research Software			26,115,491	26,186,214	6.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,962,729	12,000,000	3.0%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$18,000,000	17,929,206	18,000,000	4.4%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,656,178	0.4%
		Total Restaurant			30,891,935	31,656,178	7.8%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,541,920	0.9%
		Total Staffing Services			100,000	3,541,920	0.9%
AIMCO 2025-24A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.10%), 10.42% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,509,576	0.4%
BSP 2025-40A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.57% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,019,188	0.8%
NMC CLO-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.91%), 11.23% Cash, 3/20/2038	4/17/2025	$1,000,000	980,000	1,003,680	0.3%
NMC CLO-7A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.32% Cash, 3/31/2038	3/13/2025	$1,000,000	1,000,000	1,025,700	0.3%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 10/21/2037	4/10/2025	$1,000,000	976,249	1,009,227	0.3%
OAKC 2025-22A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.55%), 9.87% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,257,985	0.3%
OCP 2025-43A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,006,380	0.3%
TREST 2017-1A ERR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.95%), 10.27% Cash, 7/25/2037	3/7/2025	$1,250,000	1,257,125	1,262,408	0.3%
WBOX 2023-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.48%), 10.80% Cash, 4/20/2036	4/10/2025	$2,000,000	1,970,000	2,031,980	0.5%
		Total Structured Finance Securities			12,933,374	13,126,124	3.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.57% Cash, 3/26/2030	3/25/2025	$10,000,000	9,914,569	9,913,000	2.4%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 9.57% Cash, 3/26/2030	3/25/2025	$-	-	-	0.0%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/25/2025	200,000	200,000	200,000	0.1%
		Total Supply Chain Planning Software			10,114,569	10,113,000	2.5%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.09% Cash, 5/2/2027	5/2/2022	$6,000,000	5,971,723	6,000,000	1.5%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.09% Cash, 5/2/2027	5/2/2022	$1,000,000	994,336	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.09% Cash, 5/2/2027	3/31/2023	$500,000	496,548	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 8/5/2028	8/5/2022	$20,000,000	19,915,453	19,838,000	5.0%
		Total Talent Acquisition Software			27,378,060	27,338,000	6.9%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 5/12/2028	5/12/2023	$13,290,655	13,190,394	13,273,377	3.3%
		Total Veterinary Services			13,190,394	13,273,377	3.3%
Sub Total Non-control/Non-affiliate investments					863,450,463	875,410,787	220.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 13.1% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.47% Cash, 8/18/2027	8/18/2022	$7,000,000	6,964,923	6,980,400	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$7,393,154	7,365,722	6,599,868	1.7%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	-	0.0%
		Total Corporate Education Software			17,330,645	13,580,268	3.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$16,214,518	16,196,275	16,248,569	4.0%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,150,708	1,146,415	1,153,125	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,741,208	0.9%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,360,394	1.6%
		Total Employee Collaboration Software			21,453,908	27,503,296	6.8%
SmartAC.com, Inc. (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 4/7/2030	4/7/2025	$8,000,000	7,941,334	7,940,000	2.0%
SmartAC.com, Inc. (f)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 4/7/2030	4/7/2025	$1,262,201	2,999,999	2,999,999	0.8%
SmartAC.com, Inc. (f)(j)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
		Total HVAC Monitoring Devices			10,941,333	10,939,999	2.8%
Sub Total Affiliate investments					49,725,886	52,023,563	13.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 10.3% (b)
Zollege PBC (k)(g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,461,250	1,461,250	1,078,695	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	3,960,751	1.0%
		Total Education Services			2,020,049	5,039,446	1.3%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,313,760	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	547,400	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			3,538,561	1,861,160	0.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,684,668	156,793	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.58%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	1,857,189	0.5%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 12.87%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.1%
		Total Structured Finance Securities			35,452,168	14,263,982	3.6%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,634,935	4.2%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,486	3,084,089	0.8%
		Total Investment Fund			35,202,440	19,719,024	5.0%
Sub Total Control investments					76,213,218	40,883,612	10.3%
TOTAL INVESTMENTS - 244.3% (b)					$989,389,567	$968,317,962	244.3%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 33.2% (b)
U.S. Bank Money Market (l)	131,562,513	$131,562,513	$131,562,513	33.2%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	131,562,513	$131,562,513	$131,562,513	33.2%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of May 31, 2025, non-qualifying assets represent 5.7% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $396,369,315 as of May 31, 2025.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2025

(unaudited)

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the three months ended May 31, 2025 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$-	$-	$503,808	$-	$-	$21,027
ETU Holdings, Inc.	-	-	531,233	-	-	(65,637)
SmartAC.com Inc.	10,939,999	-	145,333	-	-	(1,334)
Total	$10,939,999	$-	$1,180,374	$-	$-	$(45,944)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended May 31, 2025 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$-	$-	$-	$-	$638,355	$-
Pepper Palace, Inc.	600,000	-	-	-	-	-	(285,840)
Zollege PBC	-	-	-	-	-	-	1,102,296
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	705,175	-	120,584
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	401,732	-	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	348,455	-	-	-	(423,749)
Saratoga Senior Loan Fund I JV, LLC	-	-	440,474	-	-	-	101,309
Saratoga Senior Loan Fund I JV, LLC	-	-	-	436,418	-	-	3,173
Total	$600,000	$-	$1,190,661	$436,418	$705,175	$638,355	$617,773

(h)	Non-income producing at May 31, 2025
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2025. (See Note 9 to the consolidated financial statements).
(k)	As of May 31, 2025, the investment was on non-accrual status. The fair value of these investments was approximately $2.9 million, which represented 0.3% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2025.
(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of May 31, 2025 was 4.32%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of May 31, 2025 was 4.32%.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 229.3%(b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 7/18/2027	7/18/2022	$8,835,600	$8,775,378	$8,845,319	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,730,236	0.7%
		Total Alternative Investment Management Software			10,775,378	11,575,555	3.0%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$24,500,000	24,328,507	24,541,650	6.3%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$750,000	746,569	751,275	0.2%
		Total Architecture & Engineering Software			25,075,076	25,292,925	6.5%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 12.57% Cash, 5/10/2028	5/10/2023	$23,336,753	23,044,093	23,402,096	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,447,602	0.4%
		Total Association Management Software			24,116,487	24,849,698	6.4%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 5/20/2026	5/20/2021	$57,500,000	57,333,736	56,953,750	14.5%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	338,044	0.1%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	2,147,020	0.5%
		Total Consumer Services			60,545,602	59,438,814	15.1%
Schoox, Inc. (h),(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,978,192	1.0%
		Total Corporate Education Software			475,698	3,978,192	1.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Innergy, Inc.	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 1/31/2030	2/20/2025	$32,000,000	31,721,847	31,721,600	8.1%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 1/31/2030	2/20/2025	$-	-	-	0.0%
		Total Custom Millwork Software			31,721,847	31,721,600	8.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,516,571	0.9%
		Total Cyber Security			1,906,275	3,516,571	0.9%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$7,107,143	7,043,790	7,043,179	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	972,485	0.2%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$7,000,000	6,925,052	7,079,800	1.8%
Modis Dental Partners OpCo, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$8,600,000	8,498,729	8,698,040	2.2%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,552,488	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$6,555,000	6,541,869	6,636,282	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$2,150,000	2,148,547	2,176,660	0.6%
		Total Dental Practice Management			35,135,506	35,158,934	9.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$24,065,038	23,961,810	23,352,713	5.9%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$-	-	(18,500)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	729,464	0.2%
		Total Direct Selling Software			25,003,477	24,063,677	6.1%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	5/31/2017	$23,000,000	22,993,974	22,990,800	5.9%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	605,383	0.2%
		Total Education Services			23,493,878	23,596,183	6.1%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/17/2020	$8,170,158	8,169,876	8,170,158	2.1%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	1,182,481	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	329,237	0.1%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 8/5/2027	8/5/2022	$32,000,000	31,801,611	31,913,600	8.1%
		Total Education Software			40,375,674	41,595,476	10.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$6,000,000	6,000,000	6,012,000	1.5%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$5,727,790	5,725,290	5,739,246	1.5%
		Total Field Service Management			11,725,290	11,751,246	3.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$22,713,926	22,655,802	22,654,870	5.8%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$3,286,074	3,266,913	3,277,530	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	370,057	0.1%
		Total Financial Services			26,172,715	26,302,457	6.7%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$6,000,000	5,974,824	5,930,400	1.5%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$4,050,000	4,037,989	4,003,020	1.0%
		Total Financial Services Software			10,012,813	9,933,420	2.5%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$10,000,000	9,927,042	10,178,000	2.6%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,927,042	10,178,000	2.6%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$28,717,271	28,525,975	27,327,355	7.0%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$-	-	(72,600)	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	1,198,117	0.3%
		Total Health/Fitness Franchisor			30,525,975	28,452,872	7.3%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$3,900,000	3,858,168	3,952,260	1.1%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$15,100,000	14,915,338	15,302,340	3.9%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,822,369	1.0%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$6,000,000	5,959,513	6,000,000	1.5%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	884,831	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.57% Cash, 12/31/2027	1/31/2017	$55,000,000	54,766,528	55,187,000	14.1%
		Total Healthcare Services			83,432,936	85,148,800	21.8%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$35,125,000	35,033,286	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$10,300,000	10,287,080	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	442,532	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	118,529	0.0%
		Total Healthcare Software			45,922,579	45,986,061	11.6%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$43,000,000	42,842,108	41,937,900	10.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$16,207,805	16,101,236	15,520,041	4.0%
		Total HVAC Services and Sales			58,943,344	57,457,941	14.7%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 3/6/2025	5/31/2015	329	-	9,404,077	2.4%
		Total Industrial Products			-	9,404,077	2.4%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.09% Cash, 10/1/2026	10/1/2021	$15,615,511	15,553,310	15,615,511	4.0%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,729,353	1.2%
		Total Insurance Software			18,053,310	20,344,864	5.2%
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.29% Cash, 9/20/2029	9/19/2024	$17,000,000	16,823,180	16,809,600	4.3%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,000,000	0.5%
		Total IT Services			18,823,180	18,809,600	4.8%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$11,525,624	11,470,461	11,640,880	3.0%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,470,461	11,640,880	3.0%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 12/30/2028	12/30/2022	$18,841,634	18,649,126	18,444,075	4.7%
		Total Marketing Orchestration Software			18,649,126	18,444,075	4.7%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$6,500,000	6,455,259	6,184,750	1.6%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$26,914,577	26,907,840	25,609,220	6.5%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	610,944	0.2%
		Total Mental Healthcare Services			37,532,698	32,404,914	8.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.72% Cash, 8/26/2026	8/26/2021	$15,000,000	14,943,520	14,910,000	3.8%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.47% Cash, 8/26/2026	8/26/2021	$5,000,000	4,975,736	4,970,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,146,574	0.5%
		Total Mentoring Software			22,919,256	22,026,574	5.6%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$28,000,000	27,750,119	27,720,000	7.1%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,000,000	0.5%
		Total Municipal Government Software			29,750,119	29,720,000	7.6%
Omatic Software, LLC (d)	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.58% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,435,922	16,429,958	16,470,437	4.2%
		Total Non-profit Services			16,429,958	16,470,437	4.2%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.07% Cash, 12/31/2028	12/28/2012	$5,300,000	5,285,054	5,339,220	1.4%
		Total Office Supplies			5,285,054	5,339,220	1.4%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	7/9/2020	$14,000,000	13,985,556	13,587,000	3.5%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	2/12/2021	$38,500,000	38,454,669	37,364,250	9.5%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	798,892	0.2%
		Total Real Estate Services			53,812,782	51,750,142	13.2%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$9,492,000	9,428,229	9,492,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$14,400,000	14,259,405	14,400,000	3.7%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,387,902	0.6%
		Total Research Software			26,162,794	26,279,902	6.7%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,952,144	12,000,000	3.1%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$18,000,000	17,906,382	18,000,000	4.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,599,989	0.4%
		Total Restaurant			30,858,526	31,599,989	8.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,426,460	0.9%
		Total Staffing Services			100,000	3,426,460	0.9%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$6,000,000	5,969,521	6,000,000	1.5%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$1,000,000	993,974	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	3/31/2023	$500,000	496,237	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 8/5/2028	8/5/2022	$20,000,000	19,900,196	19,834,000	5.1%
		Total Talent Acquisition Software			27,359,928	27,334,000	7.0%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 5/12/2028	5/12/2023	$12,680,505	12,580,925	12,666,554	3.2%
		Total Veterinary Services			12,580,925	12,666,554	3.2%
Sub Total Non-control/Non-affiliate investments					886,071,934	897,660,110	229.3%
Affiliate investments - 10.3% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.47% Cash, 8/18/2027	8/18/2022	$7,000,000	6,959,248	6,980,400	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$7,125,931	7,093,577	6,387,685	1.6%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	-	0.0%
		Total Corporate Education Software			17,052,825	13,368,085	3.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$15,933,063	15,913,591	15,933,063	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,130,734	1,126,177	1,130,734	0.3%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,529,000	0.9%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,586,550	1.6%
		Total Employee Collaboration Software			21,150,986	27,179,347	6.9%
Sub Total Affiliate investments					38,203,811	40,547,432	10.3%
Control investments - 10.2% (b)
Zollege PBC (k)(g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,461,250	1,461,250	1,085,855	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	2,851,295	0.7%
		Total Education Services			2,020,049	3,937,150	1.0%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,326,000	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	221,000	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			2,938,561	1,547,000	0.4%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,889,037	240,578	0.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.58%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	2,280,938	0.6%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 12.87%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.1%
		Total Structured Finance Securities			35,656,537	14,771,516	3.8%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,533,626	4.2%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,486	3,080,916	0.8%
		Total Investment Fund			35,202,440	19,614,542	5.0%
Sub Total Control investments					75,817,587	39,870,208	10.2%
TOTAL INVESTMENTS - 249.8% (b)					$1,000,093,332	$978,077,750	249.8%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 37.7% (b)
U.S. Bank Money Market (l)	148,218,491	$148,218,491	$148,218,491	37.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	148,218,491	$148,218,491	$148,218,491	37.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2025, non-qualifying assets represent 4.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $392,665,468 as of February 28, 2025.

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was an affiliate are as follows:

Company	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Axero Holdings, LLC	$10,000,000	$-	$1,327,375	$-	$-	$2,551,701
ETU Holdings, Inc.	-	-	2,035,631	-	-	(1,249,802)
Total	$10,000,000	$-	$3,363,006	$-	$-	$1,301,899

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)
Netreo Holdings, LLC	$-	$2,260,337	$921,530	$-	$-	$(5,445,808)	$3,802,854
Pepper Palace, Inc.	1,450,000	-	1,338	-	-	(34,007,427)	(1,391,561)
Zollege PBC	200,707	209,460	110,862	-	-	(15,110,835)	1,917,101
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	3,114,466	-	(2,147,199)
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	-	-	1,685,977	-	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	1,452,981	-	-	-	(6,594,289)
Saratoga Senior Loan Fund I JV, LLC	-	-	1,761,895	-	-	-	715,329
Saratoga Senior Loan Fund I JV, LLC	-	-	-	3,973,584	-	-	(6,323,079)
Total	$1,650,707	$2,469,797	$5,934,583	$3,973,584	$3,114,466	$(54,564,070)	$(10,020,844)

(h)	Non-income producing at February 28, 2025.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2025. (See Note 9 to the consolidated financial statements).
(k)	As of February 28, 2025, the investment was on non-accrual status. The fair value of these investments was approximately $2.6 million, which represented 0.3% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2025.
(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

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

May 31, 2025

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate its compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, SIF II, SIF III, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SIF II, SIF III, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). There have been no changes to the Company, SIF II, SIF III, SBIC II LP, or SBIC III LP’s status as investment companies during the three months ended May 31, 2025.

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

Operating Segment

In accordance with ASC Topic 280, Segment Reporting, the Company operates through two separate operating segments, with one primary core business segment and one non-core segment, assessed as immaterial by management, resulting in only one reportable segment. The Company’s primary core segment invests in various industries and separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships have similar business and economic characteristics, they have been aggregated into a single reportable segment. The Company’s management and independent Board of Directors are the Chief Operating Decision Makers (“CODM”). The Company and the CODM evaluate and monitor performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in the accompanying consolidated statement of operations.

The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of total investment income (’segment revenues’), and total expenses (‘total segment expenses’) and operating expenses (“segment operating expenses”), which are considered the key segment measures of profit or loss received by the CODM. The expense categories included in the Company’s consolidated statement of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. For the quarters ended May 31, 2025 and 2024, operating expenses totaled $2.9 million and $2.8 million, respectively.

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

As of May 31, 2025, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2025	February 28, 2025
Cash and cash equivalents	131,562,513	$148,218,491
Cash and cash equivalents, reserve accounts	92,724,212	56,505,433
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$224,286,725	$204,723,924

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

The Company’s investments in CLO BB and CLO BBB debt have been valued using recent actual market trades or an independent pricing service. The valuation methodology of the independent pricing service includes incorporating data comprised of observable market transactions, executable bids, broker quotes from dealers with two sided markets, as well as transaction activity from comparable securities to those being valued. As the independent pricing service contemplates real-time market data and no unobservable inputs or significant judgment has been used by the Manager in the valuation of the Company’s investments in CLO BB and CLO BBB debt, such positions are considered level II assets.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2025 our investments in two portfolio companies were on non-accrual status with a fair value of approximately $2.9 million, or 0.3% of the fair value of our portfolio. At February 28, 2025, our investments in two portfolio companies were on non-accrual status with a fair value of approximately $2.6 million, or 0.3% of the fair value of our portfolio.

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

The Company may utilize wholly owned holding companies that are treated as corporations for U.S. federal income tax purposes when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC (“Corporate Blockers”). Corporate Blockers are consolidated in the Company’s U.S. GAAP financial statements and may result in current and deferred U.S. federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Corporate Blocker, which may result in timing and character differences between the Company’s U.S. GAAP and tax-basis net investment income and realized gains and losses. Income tax expense or benefit from Corporate Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets of the Corporate Blockers are reduced by a valuation allowance when, in the opinion of management, it is more likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2022, 2023, 2024 and 2025 federal tax years for the Company remain subject to examination by the IRS. At May 31, 2025 and February 28, 2025, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2025 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$841,577	$-	$841,577
Second lien term loans	-	-	6,600	-	6,600
Unsecured term loans	-	-	16,635	-	16,635
Structured finance securities	-	13,126	14,264	-	27,390
Equity interests	-	-	73,032	3,084	76,116
Total	$-	$13,126	$952,108	$3,084	$968,318

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

The following table presents fair value measurements of investments, by major class, as of February 28, 2025 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$867,866	$-	$867,866
Second lien term loans	-	-	6,388	-	6,388
Unsecured term loans	-	-	16,534	-	16,534
Structured finance securities	-	-	14,772	-	14,772
Equity interests	-	-	69,437	3,081	72,518
Total	$-	$-	$974,997	$3,081	$978,078

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2025 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2025	$867,866	$6,388	$16,534	$14,772	$69,437	$974,997
Payment-in-kind and other adjustments to cost	455	267	-	(205)	-	517
Net accretion of discount on investments	854	5	-	-	-	859
Net change in unrealized appreciation (depreciation) on investments	367	(60)	101	(303)	643	748
Purchases	33,796	-	-	-	3,356	37,152
Sales and repayments	(61,761)	-	-	-	(3,305)	(65,066)
Net realized gain (loss) from investments	-	-	-	-	2,901	2,901
Balance as of May 31, 2025	$841,577	$6,600	$16,635	$14,264	$73,032	$952,108
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$850	$(60)	$102	$(110)	$1,750	$2,532

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the three months ended May 31, 2025.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the three months ended May 31, 2024.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2025 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$841,577	Market Comparables	Market Yield (%)	6.4% - 39.2%	13.3%
			Revenue Multiples (x)	3.0x - 5.4x	4.5x
Second lien term loans	6,600	Market Comparables	Market Yield (%)	20.2%	20.2%
Unsecured term loans	16,635	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Structured finance securities	14,264	Discounted Cash Flow	Discount Rate (%)	8.0% - 70.0%	14.0%
			Recovery Rate (%)	70.00%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	73,032	Enterprise Value Waterfall	Revenue Multiples (x)	0.1x - 8.5x	6.3x
			EBITDA Multiples (x)	5.0x - 18.6x	8.3x
Total	$952,108

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2025 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$867,866	Market Comparables	Market Yield (%)	9.8% - 22.0%	12.4%
			Revenue Multiples (x)	2.5x	2.5x
			EBITDA Multiples (x)	6.8x	6.8x
Second lien term loans	6,388	Market Comparables	Market Yield (%)	19.7%	19.7%

Unsecured term loans	16,534	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Structured finance securities	14,772	Discounted Cash Flow	Discount Rate (%)	8.0% - 70.0%	14.1%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	69,437	Enterprise Value Waterfall	EBITDA Multiples (x)	1.1x - 13.9x	8.2x
			Revenue Multiples (x)	0.1x - 9.0x	6.3x
Total	$974,997

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of May 31, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$846,686	85.6%	$841,577	86.9%
Second lien term loans	7,366	0.7	6,600	0.7
Unsecured term loans	17,619	1.8	16,635	1.7
Structured finance securities	48,386	4.9	27,390	2.8
Equity interests	69,333	7.0	76,116	7.9
Total	$989,390	100.0%	$968,318	100.0%

The composition of our investments as of February 28, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$873,342	87.3%	$867,866	88.7%
Second lien term loans	7,094	0.7	6,388	0.7
Unsecured term loans	17,619	1.8	16,534	1.7
Structured finance securities	35,657	3.6	14,772	1.5
Equity interests	66,381	6.6	72,518	7.4
Total	$1,000,093	100.0%	$978,078	100.0%

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

For CLO BB and CLO BBB debt, the Company determines the fair value by using recent actual market trades or an independent pricing service. The valuation methodology of the independent pricing service includes incorporating data comprised of observable market transactions, executable bids, broker quotes from dealers with two sided markets, as well as transaction activity from comparable securities to those being valued.

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at May 31, 2025. The inputs at May 31, 2025 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 70%

●	Discount rate: 8.0%–70.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of May 31, 2025, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

Artemis Wax Corp.

Artemis Wax Corporation is a U.S. based retail aggregator of European Wax Center (“EWC”) franchise locations with a concentration in the northeast. Founded in 2004, EWC is the largest U.S. body waxing national chain with more than 800 locations across the country.

Note 4. Investment in Saratoga CLO

On January 22, 2008, the Company entered into a collateral management agreement with Saratoga CLO, pursuant to which the Company acts as its collateral manager. The Saratoga CLO was initially refinanced in October 2013 and November 2016 with its reinvestment period extended to October 2016 and October 2018, respectively.

On December 14, 2018, the Company completed a third refinancing and upsize of the Saratoga CLO (the “2013-1 Reset CLO Notes”). The third Saratoga CLO refinancing, which, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030, and added a non-call period of January 2020. Following this refinancing, the Saratoga CLO portfolio increased its aggregate principal amount from approximately $300.0 million to approximately $500.0 million of predominantly senior secured first lien term loans.

On February 11, 2020, the Company entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd. (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO, which was fully repaid. During the fourth quarter ended February 28, 2021, the CLO 2013-1 Warehouse 2 Ltd. was repaid in full.

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO. This refinancing, which, among other things, extended the Saratoga CLO reinvestment period to April 2024, extended its legal maturity to April 2033, and added a non-call period of February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently with the fourth refinancing of the Saratoga CLO, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, the Company exchanged its existing $17.9 million Class F-R-3 Note for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, the Company sold its Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

On June 10, 2024, the Company completed its fifth refinancing of the Saratoga CLO, which adjusted the interest rate of two of the existing Notes. Saratoga CLO issued $422.5 million notes (the “2013-1 2024 Reset CLO Notes”), consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the indenture with the same trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

The Saratoga CLO remains effectively 100% owned and managed by the Company. The Company receives a base management fee of 0.10% per annum and a subordinated management fee of 0.40% per annum of the outstanding principal amount of Saratoga CLO’s assets, paid quarterly to the extent of available proceeds. Following the third refinancing and the issuance of the 2013-1 Reset CLO Notes on December 14, 2018, the Company is no longer entitled to an incentive management fee equal to 20.0% of excess cash flow to the extent the Saratoga CLO subordinated notes receive an internal rate of return paid in cash equal to or greater than 12.0%.

For the three months ended May 31, 2025 and May 31, 2024, the Company accrued management fee income of $0.7 million and $0.8 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

As of May 31, 2025, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $0.2 million and $1.9 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of May 31, 2025, Saratoga CLO had investments with a principal balance of $504.6 million and a weighted average spread over SOFR of 3.6% and had debt with a principal balance of $498.8 million with a weighted average spread over SOFR of 2.3%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of May 31, 2025, the present value of the projected future cash flows of the subordinated notes was approximately $0.2 million, using a 70.0% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $91.9 million, management fees of $36.0 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of May 31, 2025 (unaudited) and February 28, 2025 and for the three months ended May 31, 2025 (unaudited) and May 31, 2024 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statement of Assets and Liabilities

	May 31, 2025	February 28, 2025
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $495,437,321 and $517,757,349, respectively)	$462,635,127	$490,510,660
Equities at fair value (amortized cost of $2,846,566 and $2,578,454, respectively)	2,485,637	1,684,429
Total investments at fair value (amortized cost of $498,283,887 and $520,335,803, respectively)	465,120,764	492,195,089
Cash and cash equivalents	17,490,859	21,272,327
Receivable from open trades	1,060,286	1,138,899
Interest receivable (net of reserve of $1,150,673 and $1,121,546, respectively)	2,495,034	2,380,214
Due from affiliate (See Note 7)	86,333	801
Prepaid expenses and other assets	108,321	101,453
Total assets	$486,361,597	$517,088,783

LIABILITIES
Interest payable	$3,753,075	$3,739,343
Accrued base management fee	64,898	62,839
Accrued subordinated management fee	229,409	251,354
Accounts payable and accrued expenses	258,762	143,135
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	245,263,754	270,719,300
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(189,967)	(196,033)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(1,973,543)	(2,036,565)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,191,959)	(1,229,456)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(31,213,700)	(32,210,459)
Total liabilities	579,500,729	603,743,458

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(93,139,382)	(86,654,925)
Total net deficit	(93,139,132)	(86,654,675)
Total liabilities and net assets	$486,361,597	$517,088,783

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2025	May 31, 2024
INVESTMENT INCOME
Total interest from investments	$11,413,857	$16,074,172
Interest from cash and cash equivalents	208,109	233,498
Other income	5,859	634,769
Total investment income	11,627,825	16,942,439

EXPENSES
Interest and debt financing expenses	9,944,361	15,186,421
Base management fee	147,072	160,891
Subordinated management fee	558,103	643,564
Professional fees	188,125	58,805
Trustee expenses	48,860	62,205
Other expense	136,476	105,538
Total expenses	11,022,997	16,217,424
NET INVESTMENT INCOME (LOSS)	604,828	725,015

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(2,066,876)	(4,398,529)
Net change in unrealized depreciation on investments	(5,022,409)	2,942,951
Net realized and unrealized gain (loss) on investments	(7,089,285)	(1,455,578)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,484,457)	$(730,563)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						37,028	$216,246	$208,099
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						7,917	3,736	4,996
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						7,917	3,129	4,258
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity						23,799	670,107	507,108
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	63,945
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	4,642
Instant Brands Litigation Trust	Consumer goods: Durable	Equity Interests	Equity						43,556	36,281	501,034
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	510,720
Wellpath Recovery Solutions	Healthcare & Pharmaceuticals	Common Stock	Equity						41,758	501,091	501,091
Wellpath Correct Care	Healthcare & Pharmaceuticals	Common Stock	Equity						19,309	-	-
Wellpath Correct Care	Healthcare & Pharmaceuticals	Preferred Stock	Equity						18,608	242,677	223,301
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	9/20/2030	$1,433,052	1,416,700	1,426,603
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.68%	2/7/2029	2,442,255	2,372,917	2,365,934
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	5.25%	0.00%	9.63%	7/8/2028	3,028,929	2,805,280	2,871,818
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.08%	8/12/2028	352,462	350,781	352,684
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.06%	5/9/2025	2,256,832	2,256,832	1,015,574
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+	3.00%	0.00%	7.30%	5/1/2030	2,148,693	2,136,131	2,082,448
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	3M USD SOFR+	3.00%	0.75%	7.30%	2/1/2031	2,888,380	2,833,712	2,888,784
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	3/21/2031	990,000	988,078	990,495
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	4.00%	0.75%	8.26%	4/8/2030	2,449,557	2,340,557	2,437,922

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	2/4/2028	239,999	239,973	240,210
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	9.95%	2/10/2027	4,292,579	4,282,023	2,639,936
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6 (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	9/19/2031	795,024	795,024	791,422
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	8.18%	5/12/2028	1,930,000	1,926,130	1,931,814
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	First Lien Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	5/31/2030	248,752	248,752	249,063
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan (Specified) B	Loan	3M USD SOFR+	6.50%	3.50%	10.90%	2/20/2029	500,000	488,274	500,000
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.83%	6/11/2031	481,363	480,399	474,946
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	12/13/2029	480,000	469,796	475,200
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	10.08%	10/30/2029	2,908,164	2,907,204	2,902,348
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.18%	3/3/2028	1,357,439	1,357,373	1,114,607
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	8.31%	8/11/2025	935,000	934,940	775,274
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (12/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.58%	7/18/2029	1,939,511	1,924,334	1,945,330
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	9/1/2027	1,649,944	1,639,441	1,489,768
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	9/1/2027	500,000	496,822	450,000
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+	3.50%	0.00%	7.83%	2/27/2032	490,038	469,431	489,018
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	7.19%	5/15/2026	2,870,558	2,862,296	2,849,029
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	3/6/2028	960,000	955,700	952,800
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.33%	4/6/2028	1,753,715	1,750,340	1,755,907
Aramark Services, Inc.	Services: Consumer	Term Loan B8 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.33%	6/22/2030	2,272,969	2,248,915	2,273,446
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	9/23/2028	968,774	967,467	968,319

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.08%	11/24/2028	493,000	489,645	491,462
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.83%	8/9/2030	2,616,340	2,604,026	2,611,579
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	8/2/2028	493,458	490,772	491,342
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+	4.25%	0.00%	8.58%	12/23/2030	891,000	883,903	891,740
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.83%	2/14/2031	1,287,000	1,286,060	1,288,673
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	8.43%	8/19/2028	1,950,000	1,890,600	1,938,632
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+	4.25%	0.00%	8.58%	9/19/2030	2,904,880	2,902,007	2,869,034
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	2/15/2029	1,303,799	1,301,116	1,297,515
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	6/22/2030	1,468,940	1,429,604	1,468,514
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+	1.75%	0.50%	6.05%	12/20/2029	848,920	843,161	850,338
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	7.83%	10/10/2029	530,953	529,509	485,822
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	5/27/2031	1,636,178	1,626,904	1,636,865
Belfor Holdings Inc.	Services: Consumer	Term Loan 4/23	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	11/1/2030	1,458,445	1,446,966	1,457,541
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Second Out Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	7.56%	1/24/2029	1,167,000	714,962	826,901
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Third Out Term Loan	Loan	3M USD SOFR+	6.00%	0.50%	10.31%	1/24/2030	389,000	134,283	136,150
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.69%	4/23/2026	342,601	342,129	341,745
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	7.08%	1/22/2031	1,422,142	1,419,348	1,407,693
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	7.08%	12/13/2029	487,566	478,922	485,840
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B (01/25)	Loan	3M USD SOFR+	2.00%	0.00%	6.30%	1/31/2031	498,750	496,749	499,064
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	7.33%	7/30/2031	1,007,194	1,003,310	999,478

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	6/16/2031	2,889,052	2,887,470	2,891,132
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	1/27/2031	1,436,831	1,436,831	1,433,454
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	2.50%	0.00%	6.78%	7/1/2031	490,053	480,899	488,284
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B (01/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	11/22/2030	663,337	661,550	663,039
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B5 (09/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	11/2/2026	480,759	479,940	480,869
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	3/31/2028	2,406,250	2,395,539	2,388,203
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	3/16/2030	470,000	466,490	458,133
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	1/31/2031	1,990,000	1,981,864	1,986,876
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	6.94%	6/5/2028	2,430,380	2,294,352	2,324,707
CAPSTONE BORROWER INC	Services: Business	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	7.05%	6/17/2030	870,487	860,448	870,052
CareerBuilder, LLC (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	6.94%	7/31/2026	4,133,751	4,124,925	165,350
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+	3.75%	0.00%	8.32%	1/27/2027	1,925,708	1,922,410	1,268,560
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan (4/25)	Loan	3M USD SOFR+	5.00%	2.00%	9.33%	4/29/2030	219,360	213,064	217,989
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	7.19%	11/1/2025	2,063,753	1,995,539	1,916,711
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	6.33%	1/23/2032	241,894	241,729	241,894
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	8.66%	3/6/2028	977,500	948,617	429,123
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	4.25%	0.75%	8.84%	3/6/2028	960,000	958,242	428,803
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	7/6/2029	987,538	967,621	877,318
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	8/28/2028	616,921	613,914	617,181
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	1M USD SOFR+	4.25%	0.50%	8.58%	2/11/2028	1,470,122	1,412,229	1,468,549

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B3 (08/23)	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	8/18/2028	2,363,720	2,335,631	2,318,408
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	3/17/2028	480,000	479,679	480,000
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.83%	5/17/2028	1,935,324	1,884,301	1,915,971
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.33%	10/31/2031	4,814,822	4,814,822	4,829,267
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+	2.75%	0.50%	6.93%	4/27/2028	985,050	982,126	987,719
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.83%	5/6/2030	1,194,008	1,189,857	1,186,246
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	7.50%	4/13/2029	1,220,000	1,200,923	1,214,315
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+	2.50%	0.50%	6.80%	5/14/2028	357,877	357,541	356,535
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	8.83%	9/27/2029	2,858,625	2,797,410	2,603,150
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	6/2/2028	2,412,500	2,407,700	2,375,709
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/2/2027	1,915,971	1,915,971	1,913,518
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.08%	10/1/2031	1,572,154	1,564,361	1,571,179
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+	2.25%	0.50%	6.55%	2/19/2029	750,000	731,565	752,190
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2 (10/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.58%	10/24/2031	483,850	482,849	486,874
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	4.00%	0.75%	8.32%	1/30/2031	2,382,000	2,362,687	2,390,194
Dave & Buster's Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.56%	6/29/2029	762,038	736,667	722,115
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	8.33%	10/16/2026	1,435,768	1,435,768	1,415,352
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.93%	11/16/2029	5,278,500	5,198,117	5,133,341
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.34%	11/1/2030	618,766	611,284	609,794
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	1M USD SOFR+	3.75%	0.50%	8.19%	10/4/2028	970,000	968,084	924,808

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	14.43%	5/25/2026	29,734	29,479	26,612
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+	5.25%	0.75%	9.79%	8/2/2029	2,831,125	2,817,448	2,783,364
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	8.02%	10/4/2029	1,470,233	1,387,948	1,466,249
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	8.70%	3/25/2028	481,250	479,197	469,734
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	11/30/2028	3,028,279	2,988,105	2,821,356
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B (11/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	12/1/2028	1,911,111	1,785,818	1,907,537
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	9.68%	12/15/2028	3,882,431	3,787,136	3,807,228
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.83%	6/17/2031	6,305,000	6,281,907	6,305,000
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.08%	1/31/2030	2,014,107	2,013,733	2,019,143
DTZ U.S. Borrower, LLC	Construction & Building	2024-3 Term Loan (09/24)	Loan	1M USD SOFR+	3.25%	0.50%	7.58%	1/31/2030	1,069,750	1,049,122	1,075,548
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	8.65%	4/11/2031	1,428,214	1,409,607	1,435,355
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	8/16/2030	967,725	965,896	946,435
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.18%	11/23/2028	1,940,000	1,939,082	1,795,412
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	4/7/2028	2,149,983	2,147,499	2,147,059
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	7.08%	11/1/2028	487,500	486,600	487,944
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	3/30/2029	2,794,742	2,755,721	2,783,982
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	6M USD SOFR+	2.50%	0.00%	6.83%	5/31/2030	987,500	983,956	981,901
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.33%	4/23/2031	1,990,000	1,973,150	1,941,504
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	7.96%	2/10/2028	2,406,250	2,402,196	1,291,362
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	3M USD SOFR+	2.75%	0.50%	7.05%	10/31/2029	1,472,615	1,461,262	1,476,754

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+	6.00%	0.50%	10.28%	10/9/2029	937,500	884,118	288,281
Equiniti Group PLC	Services: Business	Term Loan (03/25)	Loan	3M USD SOFR+	3.75%	0.00%	8.03%	12/11/2028	967,638	962,171	972,476
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	2.75%	0.50%	7.08%	10/30/2030	1,125,000	1,111,371	1,125,000
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Term Loan B (12/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.58%	2/12/2031	496,256	492,228	495,968
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	6/27/2029	2,788,574	2,787,053	2,792,645
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	9.54%	3/30/2027	4,800,000	4,772,940	4,631,232
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+	3.00%	0.00%	7.30%	3/5/2029	5,040,736	5,034,263	5,035,090
First Student Bidco Inc.	Transportation: Consumer	Term Loan B (12/24)	Loan	3M USD SOFR+	2.50%	0.50%	6.80%	7/21/2028	709,476	706,990	709,278
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	2.50%	0.50%	6.80%	7/21/2028	216,966	216,232	216,905
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	5.25%	1.00%	9.58%	2/5/2029	1,188,000	1,160,704	1,187,263
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+	1.75%	0.50%	6.05%	11/29/2030	3,703,125	3,695,424	3,688,090
Franchise Group, Inc. (b)(d)	Services: Consumer	New Money Term Commitments	Loan	1M USD SOFR+	9.00%	1.00%	13.44%	5/6/2025	514,450	514,305	205,780
Franchise Group, Inc. (c)	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+	4.75%	0.75%	9.25%	3/10/2026	827,674	826,177	331,483
Franchise Group, Inc. (c)	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	9.30%	3/10/2026	3,041,686	3,000,891	1,218,195
Franchise Group, Inc. (b)(c)	Services: Consumer	Term Loan DIP New Money	Loan	1M USD SOFR+	9.00%	1.00%	13.45%	5/6/2025	355,828	354,956	354,938
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	4/25/2031	4,220,578	4,216,436	4,199,475
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+	2.00%	0.00%	6.24%	9/16/2031	1,915,000	1,914,756	1,909,523
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+	2.25%	0.50%	6.53%	1/20/2032	1,451,250	1,448,149	1,454,878
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.05%	4/10/2031	1,492,500	1,486,172	1,484,754
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD LIBOR+	2.50%	0.00%	2.96%	8/27/2025	1,739,305	1,773,219	1,721,912

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.28%	10/4/2030	407,641	406,109	406,793
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	11.83%	7/31/2029	4,796,995	4,733,018	4,657,067
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	5/30/2031	937,869	937,869	937,100
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	6M USD SOFR+	5.25%	0.75%	9.79%	12/1/2027	1,750,000	1,743,790	1,233,750
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	1M USD SOFR+	4.75%	0.00%	9.18%	4/30/2028	1,242,244	826,469	1,086,193
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	1M USD SOFR+	4.75%	0.00%	9.18%	4/30/2028	1,715,480	1,652,660	625,087
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.83%	8/4/2027	817,017	815,023	816,796
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.75%	7.58%	1/20/2032	957,843	956,032	948,744
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	1/24/2029	141,563	141,445	141,252
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	2/25/2030	2,779,708	2,779,679	2,785,489
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	1M USD SOFR+	4.75%	0.75%	9.19%	5/27/2028	2,405,762	2,146,993	2,029,356
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	5/12/2030	246,258	245,373	245,950
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.75%	0.00%	8.03%	6/30/2028	2,077,710	2,033,553	1,699,837
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.00%	0.50%	6.33%	7/14/2028	2,705,549	2,705,053	2,699,921
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/8/2030	1,500,000	1,497,504	1,504,470
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	6.75%	0.50%	11.08%	4/12/2029	2,999,535	2,998,985	3,009,523
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	8.19%	11/17/2028	2,182,913	2,178,800	2,030,109
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	3/29/2030	5,761,050	5,681,962	5,773,436
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	1/19/2032	2,227,067	2,038,972	2,190,877
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (11/24)	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	2/18/2031	2,970,075	2,959,616	2,962,947

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	7.78%	3/2/2028	4,714,277	4,711,503	4,469,747
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.33%	11/1/2028	2,434,062	2,427,937	2,431,019
INDY US BIDCO, LLC	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+	3.50%	0.50%	7.83%	3/6/2028	2,170,828	2,170,397	2,164,489
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	8.18%	3/13/2030	491,250	487,577	434,756
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	7.58%	2/18/2030	987,538	980,329	953,596
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.68%	4/2/2029	2,687,725	2,643,307	2,452,549
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	10/27/2028	485,000	485,000	486,363
Ingram Micro Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	7.05%	9/17/2031	599,923	596,713	602,551
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	1M USD SOFR+	5.00%	1.00%	9.33%	10/30/2031	3,291,584	3,239,655	3,301,887
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.69%	3/16/2029	475,000	471,904	474,763
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.50%	0.75%	6.83%	12/15/2027	491,256	488,460	490,544
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,407,452	1,074,792	182,969
Isolved Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.58%	10/15/2030	618,770	613,694	620,316
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.33%	12/15/2031	3,830,000	3,829,989	3,818,893
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	3M USD SOFR+	3.75%	0.75%	8.05%	3/1/2028	2,887,744	2,853,503	2,873,305
JP Intermediate B, LLC (b)	Consumer goods: Non-durable	Term Loan 7/23	Loan	Prime	6.50%	1.00%	14.00%	11/20/2027	3,413,673	3,404,567	102,410
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	9.23%	2/12/2026	1,440,000	1,440,000	1,305,605
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	6.83%	4/10/2030	982,612	960,286	980,156
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	8.00%	9/27/2027	1,127,568	711,596	19,732
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	1M USD SOFR+	4.00%	0.50%	8.43%	2/23/2029	988,812	977,033	959,148

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	5.44%	12/31/2027	369,512	369,512	154,825
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.18%	2/16/2029	2,443,764	2,131,750	2,304,274
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	9.94%	8/26/2027	1,541,812	1,538,500	1,387,630
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan (12/24)	Loan	1M USD SOFR+	3.75%	0.75%	8.08%	6/18/2029	965,081	964,118	965,081
LOYALTY VENTURES INC. (b)	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,906,099	211,231
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	6/14/2030	968,466	957,340	963,624
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan	Loan	3M USD SOFR+	4.25%	0.75%	8.55%	3/29/2029	2,638,407	2,581,125	2,631,811
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	6.79%	4/16/2029	1,604,190	1,602,340	1,587,041
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	6.79%	4/15/2030	504,190	503,696	498,659
MAGNITE, INC.	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	2/6/2031	3,233,770	3,207,215	3,217,601
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	4/1/2031	1,307,196	1,307,196	1,298,215
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	5.00%	0.50%	9.33%	10/3/2030	1,980,000	1,870,077	1,954,755
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	12/29/2031	3,407,069	3,343,070	3,393,577
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.50%	7.58%	8/6/2031	1,189,880	1,183,332	1,192,486
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	8.81%	4/8/2028	2,411,087	2,402,142	1,676,308
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	3/21/2031	496,250	494,202	494,776
MKS Instruments, Inc.	High Tech Industries	Term Loan B (01/25)	Loan	1M USD SOFR+	2.00%	0.50%	6.32%	8/17/2029	1,275,401	1,274,025	1,276,039
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.00%	0.00%	8.33%	3/28/2028	458,824	447,267	456,245
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	9.04%	6/1/2030	2,956,384	2,638,038	2,641,204
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+	3.75%	0.50%	8.03%	12/31/2030	315,611	286,645	309,955

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Second-Out Term Loan (01/25)	Loan	3M USD SOFR+	4.60%	0.50%	9.14%	12/31/2030	2,616,207	2,466,257	2,293,550
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+	2.50%	0.50%	6.80%	11/24/2028	2,903,175	2,900,711	2,878,237
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.68%	2/22/2029	2,931,990	2,512,905	2,382,242
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan (3/25)	Loan	3M USD SOFR+	5.50%	0.00%	9.80%	3/25/2030	3,269,852	3,170,881	3,228,979
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.15%	3/2/2028	2,673,386	2,670,120	2,588,933
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.15%	3/2/2028	87,464	87,295	84,701
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	6.94%	9/18/2026	571,911	570,403	571,710
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	11.88%	8/9/2026	2,360,823	2,353,895	1,749,960
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.08%	9/12/2029	966,250	963,748	964,801
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.51%	4/3/2028	482,705	479,642	483,511
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	9.45%	12/22/2028	1,940,000	1,932,037	1,770,250
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	3M USD SOFR+	3.50%	0.50%	7.93%	2/23/2029	1,319,846	1,281,877	1,259,714
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	1.75%	0.50%	6.08%	1/31/2030	918,133	897,845	916,884
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	7.83%	5/2/2030	463,938	456,780	457,559
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	3/17/2031	1,188,000	1,187,535	1,185,957
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	9.27%	7/6/2028	930,329	925,587	869,858
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.01%	2/28/2030	2,452,485	2,433,351	2,379,426
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.05%	8/1/2029	2,939,848	2,639,288	2,505,309
Pathway Partners Vet Management Company LLC	Consumer goods: Non-durable	Term Loan Tranch A	Loan	3M USD SOFR+	5.00%	1.00%	9.28%	6/30/2028	131,927	127,813	131,268
Pathway Partners Vet Management Company LLC	Consumer goods: Non-durable	Term Loan B (03/25)	Loan	3M USD SOFR+	5.00%	1.00%	9.28%	6/30/2028	417,772	414,354	323,773

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	6.33%	7/18/2031	788,531	787,943	786,686
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.53%	2/28/2029	971,193	970,694	962,996
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.79%	12/29/2028	1,455,878	1,453,139	1,317,569
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.83%	5/3/2029	972,500	969,842	970,069
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.18%	2/1/2028	5,167,574	5,162,187	4,468,092
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.83%	2/21/2031	962,799	962,799	963,020
PHYSICIAN PARTNERS, LLC (b)	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	4.00%	0.50%	8.42%	12/22/2028	2,928,567	2,883,374	878,570
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	6.57%	12/1/2028	1,795,294	1,791,222	1,795,294
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	7.19%	3/13/2028	4,320,000	4,316,511	4,262,069
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.64%	4/21/2029	1,950,000	1,945,004	1,712,354
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	11/3/2031	481,369	480,337	481,970
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	9.19%	2/12/2028	4,020,266	4,004,404	3,666,804
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	7.58%	12/15/2028	2,910,206	2,896,892	2,894,287
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	6.33%	10/13/2030	1,985,038	1,969,281	1,983,013
Primo Brands Corporation	Beverage, Food & Tobacco	Term Loan B (01/25)	Loan	3M USD SOFR+	2.25%	0.50%	6.55%	3/31/2028	1,443,886	1,440,702	1,443,525
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	1M USD SOFR+	4.75%	0.50%	9.08%	5/16/2031	2,872,211	2,857,778	2,882,982
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	7.80%	12/28/2027	479,988	479,131	460,952
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	9.63%	7/20/2029	977,500	931,122	847,981
Propulsion (BC) Finco	Aerospace & Defense	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.55%	9/14/2029	740,597	734,635	742,048
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	9.08%	3/15/2030	464,578	463,950	452,382

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+	2.25%	0.00%	6.55%	6/28/2030	1,231,867	1,224,342	1,231,103
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	4/14/2031	990,019	988,219	984,841
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.20%	5/15/2028	2,034,813	1,186,116	907,751
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	10.70%	5/15/2028	545,532	541,417	543,780
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	3.00%	0.00%	7.30%	3/18/2030	2,450,265	2,384,217	2,392,684
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.56%	4/24/2028	965,000	964,614	956,778
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+	2.75%	0.50%	7.03%	2/17/2028	1,835,107	1,812,832	1,837,401
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.58%	7/15/2028	337,886	334,033	336,761
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.08%	7/15/2028	2,880,173	2,768,310	2,512,951
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	2/14/2028	674,488	674,464	674,070
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	11.06%	4/30/2027	1,943,552	1,943,552	1,916,343
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	10/20/2028	3,383,546	3,381,337	3,215,215
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan B (2/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	3/4/2032	996,705	996,705	1,001,269
Russell Investments US Inst'l Holdco, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.28%	5/30/2027	5,770,982	5,762,890	5,377,112
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.18%	2/8/2028	2,890,412	2,864,807	2,659,179
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	9/15/2031	1,452,294	1,445,326	1,446,848
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	9.42%	3/10/2028	2,402,412	2,373,412	2,343,865
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	2/28/2030	396,250	394,107	395,259
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.19%	4/20/2028	939,236	937,492	929,843
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	7.28%	4/4/2029	490,038	489,534	487,038

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	3.00%	0.00%	7.33%	7/31/2031	982,563	976,875	983,240
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.05%	11/5/2028	500,000	499,476	502,320
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	8.19%	8/28/2028	1,930,000	1,926,200	1,080,800
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.09%	3/23/2030	1,254,557	1,250,528	1,256,916
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	4/2/2029	509,075	506,748	508,760
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	8/2/2030	1,935,000	1,931,086	1,912,825
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.68%	3/31/2028	1,930,044	1,921,933	1,905,919
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	8.56%	3/4/2028	2,880,000	2,873,627	2,452,205
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	2/23/2032	2,263,418	2,262,540	2,252,101
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	1.75%	0.50%	6.08%	9/22/2028	207,750	206,899	207,906
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.03%	9/4/2029	4,252,838	4,202,769	3,796,424
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	8.30%	9/27/2030	1,237,500	1,222,691	1,215,225
Storable, Inc	High Tech Industries	Term Loan B (3/25)	Loan	1M USD SOFR+	3.25%	0.00%	7.58%	4/16/2031	485,000	484,862	484,481
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.19%	12/1/2028	967,500	962,490	970,722
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.08%	3/27/2031	495,000	490,727	496,134
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	8.69%	8/2/2028	2,083,452	2,026,740	2,057,409
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	8.54%	4/24/2028	2,413,709	2,413,394	2,256,818
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	9.05%	4/2/2029	977,570	971,326	938,467
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.19%	7/7/2028	967,500	966,880	965,081
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	1.00%	9.08%	3/13/2031	3,465,000	3,434,970	3,488,112

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	11/15/2030	188,283	186,817	187,813
TIBCO Software Inc	High Tech Industries	Term Loan (Cov-Lite) (10/24)	Loan	3M USD SOFR+	3.75%	0.50%	8.05%	3/21/2031	497,500	497,114	496,022
Torrid LLC	Wholesale	Term Loan 5/21	Loan	6M USD SOFR+	5.50%	0.75%	10.18%	6/14/2028	3,061,375	2,773,489	2,816,465
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.69%	4/17/2028	2,278,492	2,180,961	2,236,182
Tosca Services, LLC (c)	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+	5.50%	1.50%	9.82%	11/30/2028	80,509	79,712	80,811
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	6/24/2031	604,472	604,028	603,801
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan (09/24)	Loan	3M USD SOFR+	2.25%	0.00%	6.55%	4/4/2029	1,995,000	1,980,884	1,945,883
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	3M USD SOFR+	2.50%	0.00%	6.80%	9/30/2031	346,056	345,860	337,366
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	8.43%	11/2/2027	932,586	930,163	891,786
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan B (09/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.58%	2/25/2028	1,225,996	1,223,841	1,229,061
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	1/31/2029	2,397,483	2,396,601	2,321,554
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.55%	6/25/2029	243,125	238,350	240,694
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	9.45%	1/19/2029	2,288,978	2,244,371	2,048,636
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	6M USD SOFR+	7.75%	1.00%	12.03%	6/16/2026	1,288,093	1,287,985	1,224,977
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (03/25)	Loan	3M USD SOFR+	5.50%	0.00%	10.21%	8/21/2028	1,197,757	1,197,332	1,090,953
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.25%	0.75%	6.58%	12/6/2030	970,293	968,411	966,353
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	8.94%	3/5/2029	2,929,724	2,884,572	2,763,257
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	6.69%	9/28/2028	2,567,727	2,564,301	2,558,098
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	12/20/2030	1,865,775	1,863,018	1,867,119
VM Consolidated, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.58%	3/24/2028	1,811,912	1,811,688	1,819,848

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	3M USD SOFR+	1.75%	0.00%	6.08%	1/24/2031	1,250,000	1,250,000	1,248,438
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.28%	3/2/2028	2,654,117	2,648,858	2,654,117
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.08%	1/31/2028	4,760,954	4,760,760	4,737,150
Wellpath Recovery Solutions	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	6.93%	2.00%	11.23%	1/27/2030	693,228	693,228	681,097
Wellpath Correct Care	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	9.50%	1.00%	13.84%	5/9/2030	580,094	580,094	527,885
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	3/31/2028	2,888,398	2,884,894	2,877,566
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (02/25)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	8/1/2030	493,775	493,775	491,617
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	5/24/2030	985,056	981,574	987,164
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.83%	6/8/2028	1,631,585	1,630,908	1,627,506
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.58%	3/9/2027	970,000	959,651	926,903
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.50%	7.31%	11/1/2030	1,852,261	1,845,947	1,853,706
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.59%	1/24/2031	1,439,488	1,438,697	1,432,896
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	9.53%	2/8/2028	1,955,000	1,897,165	1,957,444
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	6.35%	1/29/2029	483,750	483,365	483,145
TOTAL INVESTMENTS										$498,283,887	$465,120,764

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	17,490,859	$17,490,859	$17,490,859
Total cash and cash equivalents	17,490,859	$17,490,859	$17,490,859

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2025.
(b)	As of May 31, 2025, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of May 31, 2025.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of May 31, 2025 was 4.32%.

3M SOFR - The 3-month SOFR rate as of May 31, 2025 was 4.32%.

6M SOFR - The 6-month SOFR rate as of May 31, 2025 was 4.26%.

Prime - The Prime Rate as of May 31, 2025 was 7.50%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						296,227	$216,246	$204,397
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						7,917	3,736	2,895
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						7,917	3,129	2,883
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity						24,148	670,107	682,181
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	50,715
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	4,642
Instant Brands Litigation Trust	Consumer goods: Durable	Equity Interests	Equity						51,095	35,250	151,056
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	231,040
URS TOPCO, LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	354,620
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Common Stock	Equity						41,758	-	-
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	9/20/2030	$1,436,662	1,419,292	1,429,076
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.66%	2/7/2029	2,448,533	2,374,623	2,398,044
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	9.50%	7/8/2028	3,036,695	2,797,339	2,936,484
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.07%	8/12/2028	352,462	350,628	352,902

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.28%	5/9/2025	2,267,140	2,265,721	1,271,865
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+	3.00%	0.00%	7.26%	5/1/2030	2,154,146	2,140,760	2,093,119
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	1M USD SOFR+	3.00%	0.75%	7.30%	2/1/2031	2,895,655	2,838,488	2,902,228
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+	2.00%	0.00%	6.34%	3/21/2031	992,500	990,413	995,607
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	4.00%	0.75%	8.30%	4/8/2030	2,455,696	2,341,381	2,458,250
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	2/4/2028	240,624	240,582	241,166
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	9.98%	2/10/2027	4,303,877	4,290,645	2,571,566
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6 (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	9/19/2031	797,021	797,021	795,579
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	8.17%	5/12/2028	1,935,000	1,930,761	1,936,529
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	First Lien Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	5/31/2030	249,375	249,375	249,532
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	6.50%	3.50%	10.92%	2/20/2029	500,000	487,543	500,000
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (02/25)	Loan	3M USD SOFR+	6.50%	3.50%	10.92%	4/30/2030	545,284	545,284	539,831
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	6/11/2031	482,575	481,544	477,547
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	12/13/2029	480,000	469,318	478,200
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	10.07%	10/30/2029	2,926,807	2,925,603	2,945,099

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	3/3/2028	1,357,439	1,356,879	1,140,588
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	8.34%	8/11/2025	937,500	937,084	765,084
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (12/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	7/18/2029	1,944,396	1,928,125	1,945,408
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	9/1/2027	1,674,963	1,662,638	1,576,559
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	9/1/2027	500,000	496,326	467,625
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+	4.00%	0.00%	8.29%	7/27/2028	490,038	468,587	491,875
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	7.19%	5/15/2026	2,878,173	2,868,237	2,874,575
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	3/6/2028	962,500	957,781	957,688
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	4/6/2028	1,753,715	1,750,058	1,758,538
Aramark Services, Inc.	Services: Consumer	Term Loan B8 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	6/22/2030	2,331,250	2,305,337	2,337,078
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	9/23/2028	971,274	969,846	971,711
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	11/24/2028	493,000	489,289	494,543
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	8/9/2030	2,622,898	2,610,006	2,616,891
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	8/2/2028	494,767	491,912	493,035
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+	4.25%	0.00%	8.57%	12/23/2030	893,250	885,649	895,483

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	2/14/2031	1,290,250	1,289,103	1,290,082
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	8.42%	8/19/2028	1,955,000	1,890,928	1,949,780
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+	4.25%	0.00%	8.56%	9/19/2030	2,912,179	2,908,959	2,898,521
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	2/15/2029	1,303,799	1,300,749	1,300,070
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	6/22/2030	1,472,622	1,429,929	1,472,136
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+	1.75%	0.50%	6.08%	12/20/2029	851,048	844,987	852,546
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.62%	0.75%	11.05%	9/20/2027	425,000	418,550	422,344
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	10/10/2029	532,287	530,730	528,849
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	5/27/2031	1,640,279	1,630,478	1,642,329
Belfor Holdings Inc.	Services: Consumer	Term Loan 4/23	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	11/1/2030	1,490,834	1,478,738	1,498,288
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.00%	0.50%	7.43%	1/24/2029	1,950,000	1,949,473	1,175,753
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.69%	4/23/2026	342,601	341,898	341,317
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	1/22/2031	1,425,751	1,422,525	1,423,712
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	7.06%	12/13/2029	488,806	479,686	488,669
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B (01/25)	Loan	3M USD SOFR+	2.00%	0.00%	6.29%	1/31/2031	498,750	496,603	498,127

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	7.29%	7/30/2031	1,007,194	1,003,006	1,004,766
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	6/16/2031	2,896,329	2,894,596	2,894,794
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.56%	1/27/2031	1,440,450	1,440,450	1,437,396
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	2.50%	0.00%	6.81%	7/1/2031	491,284	481,764	490,464
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B (01/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/22/2030	663,337	661,343	663,430
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B5 (09/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/2/2026	483,028	482,076	482,897
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	3/31/2028	2,412,500	2,400,434	2,418,531
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	3/16/2030	471,250	467,499	465,458
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	1/31/2031	1,990,000	1,981,632	1,987,513
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	6.94%	6/5/2028	2,436,709	2,289,886	2,386,586
CAPSTONE BORROWER INC	Services: Business	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.58%	6/17/2030	872,669	862,196	874,851
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	6.94%	7/31/2026	4,089,659	4,079,749	204,483
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+	3.75%	0.00%	8.32%	1/27/2027	1,929,894	1,925,694	1,192,520
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	7.17%	11/1/2025	2,085,112	1,976,819	1,978,250
CCC Intelligent Solutions Inc.	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+	2.00%	0.50%	6.32%	9/16/2028	242,500	242,288	241,894

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	8.33%	12/17/2027	240,625	239,544	241,426
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	8.66%	3/6/2028	980,000	948,779	395,263
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	4.25%	0.75%	8.82%	3/6/2028	962,500	960,608	399,438
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	0.00%	10.28%	9/25/2025	1,140,869	1,139,841	386,047
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.58%	7/6/2029	990,019	968,890	903,640
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	8/28/2028	616,921	613,611	617,470
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	1M USD SOFR+	4.25%	0.50%	8.57%	2/11/2028	1,473,806	1,410,924	1,469,886
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B3 (08/23)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	8/18/2028	2,369,720	2,339,142	2,358,866
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/17/2028	481,250	480,828	480,047
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	5/17/2028	1,940,187	1,883,647	1,930,486
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	3M USD SOFR+	2.00%	0.00%	6.33%	10/31/2031	4,826,890	4,826,890	4,832,344
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+	2.75%	0.50%	7.31%	4/27/2028	987,538	984,246	994,529
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	5/6/2030	1,197,000	1,192,661	1,191,015
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	8.92%	8/10/2026	3,368,637	3,360,331	3,099,146
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	7.50%	4/13/2029	1,220,000	1,199,733	1,219,244

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+	2.50%	0.50%	6.83%	5/14/2028	361,967	361,543	361,062
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	8.82%	9/27/2029	2,865,844	2,801,249	2,491,679
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	7.94%	10/2/2027	2,714,005	2,592,779	2,700,788
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	6/2/2028	2,418,750	2,413,203	2,406,656
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.06%	3/2/2027	1,920,785	1,920,785	1,918,921
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	10/1/2031	1,576,094	1,568,099	1,576,536
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+	2.25%	0.50%	6.58%	2/19/2029	750,000	730,356	752,723
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2 (10/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	10/24/2031	485,063	483,905	485,974
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	4.00%	0.75%	8.31%	1/30/2031	2,388,000	2,367,977	2,397,695
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	10.55%	11/2/2027	1,919,403	1,894,257	1,919,403
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.56%	6/29/2029	762,038	735,302	721,079
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	8.32%	10/16/2026	1,439,547	1,439,547	1,394,748
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	11/16/2029	5,292,000	5,206,553	5,270,514
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	11/1/2030	620,320	612,532	620,475
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	8.34%	10/4/2028	972,500	970,335	916,251

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	14.41%	5/25/2026	29,734	29,407	26,463
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+	5.25%	0.75%	9.80%	8/2/2029	2,902,900	2,887,032	2,882,115
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.29%	10/4/2029	1,470,233	1,383,873	1,465,749
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	8.73%	3/25/2028	482,500	480,166	454,496
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	11/30/2028	3,071,416	3,028,380	2,973,530
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B (11/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.81%	12/1/2028	1,911,111	1,778,613	1,920,667
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	9.67%	12/15/2028	3,892,437	3,790,333	3,773,718
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+	3.50%	0.00%	7.79%	6/17/2031	6,305,000	6,280,258	6,283,311
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	1/31/2030	2,014,107	2,013,573	2,009,072
DTZ U.S. Borrower, LLC	Construction & Building	2024-3 Term Loan (09/24)	Loan	1M USD SOFR+	3.25%	0.50%	7.57%	1/31/2030	1,097,250	1,075,232	1,098,161
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	8.68%	4/11/2031	1,431,964	1,412,492	1,443,148
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	8/16/2028	970,169	967,824	967,336
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.16%	11/23/2028	1,945,000	1,943,317	1,923,663
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	4/7/2028	2,155,371	2,152,592	2,158,281
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	11/1/2028	487,500	486,541	486,769

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	10.94%	12/15/2025	2,137,656	2,124,478	2,137,656
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	7.31%	3/30/2029	2,885,658	2,843,183	2,880,262
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	6M USD SOFR+	2.50%	0.00%	6.93%	5/31/2030	990,000	986,329	986,594
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.32%	4/23/2031	1,995,000	1,977,056	1,995,000
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	7.92%	2/10/2028	2,412,500	2,407,887	1,668,654
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	3M USD SOFR+	2.75%	0.50%	7.08%	10/31/2029	1,476,325	1,464,198	1,477,476
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+	6.00%	0.50%	10.28%	10/9/2029	950,000	893,353	397,813
Equiniti Group PLC	Services: Business	Term Loan (12/24)	Loan	6M USD SOFR+	3.75%	0.50%	8.03%	12/11/2028	970,069	964,262	976,937
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	10/30/2030	1,125,000	1,110,800	1,130,625
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Term Loan B (12/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/12/2031	497,503	493,271	497,011
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	6/27/2029	2,795,563	2,793,344	2,794,389
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	9.55%	3/30/2027	4,812,500	4,781,859	4,607,969
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+	3.00%	0.00%	7.33%	3/5/2029	5,053,465	5,046,585	5,052,454
First Student Bidco Inc.	Transportation: Consumer	Term Loan B (12/24)	Loan	3M USD SOFR+	2.50%	0.50%	6.89%	7/21/2028	709,476	706,708	707,603
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	2.50%	0.50%	6.89%	7/21/2028	216,966	216,137	216,393

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	5.25%	1.00%	9.57%	2/5/2029	1,191,000	1,161,999	1,204,030
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+	1.75%	0.50%	6.08%	11/29/2030	3,712,500	3,704,077	3,699,729
Franchise Group, Inc.	Services: Consumer	New Money Term Commitments	Loan	1M USD SOFR+	9.00%	1.00%	13.43%	5/6/2025	257,225	254,175	257,225
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+	4.75%	0.75%	9.30%	3/10/2026	827,674	825,735	412,802
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	9.30%	3/10/2026	3,041,686	2,988,228	1,517,041
Franchise Group, Inc.	Services: Consumer	Term Loan DIP New Money	Loan	1M USD SOFR+	9.00%	1.00%	13.43%	5/6/2025	355,828	353,546	355,828
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/25/2031	4,231,210	4,225,781	4,231,210
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+	2.00%	0.00%	6.24%	9/16/2031	1,915,000	1,914,701	1,905,751
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+	2.25%	0.50%	6.54%	1/20/2032	1,451,250	1,447,746	1,438,552
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.08%	4/10/2031	1,496,250	1,489,525	1,489,711
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	2.96%	8/27/2025	2,323,401	2,300,582	2,318,312
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.30%	10/4/2030	415,684	414,006	414,387
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	11.82%	7/31/2029	4,809,048	4,741,980	4,798,757
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	5/30/2031	940,231	940,231	938,473
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	6M USD SOFR+	5.25%	0.75%	9.92%	12/1/2027	1,775,000	1,767,298	1,434,786

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						296,227	$216,246	$204,397
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	3M USD SOFR+	4.75%	0.00%	9.19%	4/30/2028	1,245,381	804,484	1,151,043
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+	4.75%	0.00%	9.19%	4/30/2028	1,719,812	1,651,916	832,389
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	8/4/2027	830,576	828,359	830,161
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.75%	7.55%	1/20/2032	960,244	958,144	962,049
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	6.31%	1/24/2029	142,188	142,044	142,898
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	2/25/2030	2,786,709	2,786,614	2,791,057
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	1M USD SOFR+	4.75%	0.75%	9.19%	5/27/2028	2,412,086	2,134,984	2,133,827
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	5/12/2030	246,881	245,937	247,037
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	6/30/2028	2,082,970	2,035,333	1,807,726
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.00%	0.50%	6.31%	7/14/2028	2,714,525	2,713,474	2,704,780
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/8/2030	1,500,000	1,497,236	1,505,160
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	6.75%	0.50%	11.07%	4/12/2029	3,038,490	3,037,561	3,036,606
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	8.19%	11/17/2028	2,189,325	2,184,763	2,130,935
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	3/29/2030	5,775,525	5,692,371	5,770,327

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	1/19/2032	2,232,648	2,038,638	2,215,904
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (11/24)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	2/18/2031	2,977,538	2,966,717	2,968,992
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	7.79%	3/2/2028	4,726,151	4,723,056	4,447,167
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	11/1/2028	2,440,193	2,433,243	2,440,193
INDY US BIDCO, LLC	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	3/6/2028	2,170,828	2,170,359	2,166,313
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	8.17%	3/13/2030	492,500	488,601	474,031
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/18/2030	990,019	982,264	973,931
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.67%	4/2/2029	2,694,512	2,647,631	2,627,149
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	10/27/2028	486,250	486,237	485,642
Ingram Micro Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	7.08%	9/17/2031	693,439	689,636	697,343
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+	5.00%	1.00%	9.31%	10/30/2031	3,299,855	3,234,272	3,303,980
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.69%	3/16/2029	476,250	472,714	475,826
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.50%	0.75%	6.82%	12/15/2027	492,487	489,357	491,935
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,378,403	1,025,602	186,084
Isolved Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	10/15/2030	620,324	614,960	624,394

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.30%	12/15/2031	3,840,000	3,839,989	3,790,810
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	1M USD SOFR+	3.75%	0.75%	8.07%	3/1/2028	2,895,000	2,858,590	2,872,072
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	Prime	6.50%	1.00%	14.00%	11/20/2027	3,370,462	3,360,549	134,818
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	9.23%	2/12/2026	1,443,750	1,443,745	1,348,304
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	4/10/2030	985,081	961,555	988,775
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.50%	0.50%	8.06%	9/1/2027	481,363	476,486	481,363
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	8.00%	9/27/2027	1,127,568	680,756	28,189
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+	3.75%	0.50%	8.19%	2/23/2029	991,609	978,723	970,954
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	5.43%	12/31/2027	366,724	366,724	149,257
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.17%	2/16/2029	2,450,166	2,120,597	2,266,403
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	9.93%	8/26/2027	1,576,347	1,572,295	1,500,163
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.18%	3/17/2028	967,500	966,360	969,919
LOYALTY VENTURES INC.	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,905,305	211,231
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.93%	10/15/2028	1,622,206	1,607,812	1,621,622
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	6/14/2030	970,924	959,085	970,924

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan Extended	Loan	1M USD SOFR+	5.25%	0.75%	9.57%	3/29/2029	2,671,805	2,610,533	2,680,167
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	6.79%	4/16/2029	1,608,268	1,607,707	1,512,785
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	6.79%	4/15/2030	1,608,268	1,607,702	1,507,767
MAGNITE, INC.	Services: Business	Term Loan B (09/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	2/6/2031	3,233,770	3,205,941	3,278,235
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/1/2031	1,310,489	1,310,489	1,310,489
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	9.31%	10/3/2030	1,985,000	1,870,513	1,942,819
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.00%	7.29%	12/29/2031	3,415,608	3,349,332	3,405,634
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (1/25)	Loan	3M USD SOFR+	3.25%	0.50%	7.55%	8/6/2031	1,244,525	1,236,501	1,251,134
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	8.84%	4/8/2028	2,417,349	2,407,248	1,957,038
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	3/21/2031	497,500	495,226	498,067
MKS Instruments, Inc.	High Tech Industries	Term Loan B (01/25)	Loan	1M USD SOFR+	2.00%	0.50%	6.32%	8/17/2029	1,280,586	1,278,776	1,281,227
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.00%	0.00%	8.32%	3/28/2028	491,250	477,801	490,331
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	9.15%	6/1/2030	2,963,850	2,633,472	2,846,363
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	8.83%	9/28/2030	500,000	495,844	501,250
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+	3.75%	0.00%	8.04%	12/31/2030	315,611	285,615	313,638

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Second-Out Term Loan (01/25)	Loan	3M USD SOFR+	4.60%	0.00%	9.15%	12/31/2030	2,616,207	2,460,718	2,198,556
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+	2.50%	0.50%	6.82%	11/24/2028	2,910,506	2,906,771	2,886,873
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.67%	2/22/2029	2,939,547	2,497,131	2,712,966
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD SOFR+	3.50%	0.00%	8.17%	11/14/2025	3,269,852	3,265,583	3,253,503
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.48%	3/2/2028	2,680,348	2,676,078	2,623,658
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.18%	3/2/2028	87,464	87,262	85,614
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	6.94%	9/18/2026	571,911	570,138	571,356
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	11.90%	8/9/2026	2,382,698	2,373,272	1,894,245
NorthPole Newco S.a.r.l	Aerospace & Defense	Term Loan	Loan	Prime	7.00%	0.00%	14.50%	3/3/2025	-	-	-
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	9/12/2029	970,000	967,278	967,507
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	4/3/2028	483,926	480,497	485,591
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	9.42%	12/22/2028	1,945,000	1,935,728	1,819,800
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	2/23/2029	2,442,273	2,367,591	2,262,498
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	1/31/2030	921,883	900,638	920,731
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	5/2/2030	492,500	484,592	491,269

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	3/17/2031	1,191,000	1,190,157	1,194,347
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B4 (05/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	9/24/2028	921,247	919,105	920,841
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	9.30%	7/6/2028	941,176	935,900	876,866
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.04%	2/28/2030	2,458,727	2,438,711	2,448,474
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.05%	8/1/2029	2,947,386	2,631,038	2,597,384
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	8.34%	3/31/2027	476,580	472,582	387,545
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	7/18/2031	790,518	789,679	788,834
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	1M USD SOFR+	3.25%	0.50%	7.57%	2/28/2029	973,627	972,968	969,246
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.80%	12/29/2028	1,459,630	1,456,242	1,379,350
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	5/3/2029	975,000	971,989	976,463
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	2/1/2028	5,181,328	5,175,310	4,677,754
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	2/21/2031	965,218	965,218	961,444
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.74%	12/22/2028	2,928,567	2,881,253	1,156,784
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	6.57%	12/1/2028	1,795,294	1,791,011	1,796,892
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	7.19%	3/13/2028	4,331,250	4,327,202	4,316,351

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.69%	4/21/2029	1,955,000	1,949,220	1,890,368
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.58%	11/3/2031	482,575	481,443	483,178
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	9.19%	2/12/2028	4,020,266	4,001,931	3,897,648
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	7.69%	12/15/2028	2,917,500	2,903,248	2,917,500
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	6.31%	10/13/2030	1,990,013	1,973,564	1,985,834
Primo Brands Corporation	Beverage, Food & Tobacco	Term Loan B (01/25)	Loan	3M USD SOFR+	2.25%	0.50%	6.56%	3/31/2028	1,447,505	1,443,799	1,448,620
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	1M USD SOFR+	4.75%	0.50%	9.07%	5/16/2031	2,872,211	2,857,095	2,875,802
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	7.82%	12/28/2027	481,239	480,294	466,152
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	9.64%	7/20/2029	980,000	930,969	871,387
Propulsion (BC) Finco	Aerospace & Defense	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.58%	9/14/2029	742,457	736,171	745,509
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	9.07%	3/15/2030	465,765	465,063	465,570
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+	2.25%	0.00%	6.57%	6/28/2030	1,234,994	1,226,841	1,233,450
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/14/2031	992,500	990,531	990,981
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.17%	5/15/2028	2,040,103	1,143,598	1,165,409
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	10.67%	5/15/2028	546,909	542,424	563,705

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	3.00%	0.00%	7.30%	3/18/2030	2,456,406	2,386,949	2,452,108
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.59%	4/24/2028	967,500	966,881	960,747
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+	2.75%	0.50%	7.04%	2/17/2028	1,840,124	1,815,493	1,839,351
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.58%	7/15/2028	338,737	334,497	339,018
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.08%	7/15/2028	2,887,427	2,767,310	2,721,400
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.06%	2/14/2028	674,488	674,302	675,756
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	11.09%	4/30/2027	1,948,473	1,948,473	1,930,449
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	10/20/2028	3,392,312	3,389,647	3,339,595
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.17%	2/4/2027	996,705	996,705	996,944
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.29%	5/30/2027	5,764,065	5,754,497	5,539,266
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	2/8/2028	2,897,881	2,869,896	2,714,039
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	9/15/2031	1,455,934	1,448,552	1,453,750
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	9.42%	3/10/2028	2,408,668	2,376,694	2,403,996
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	2/28/2030	441,250	438,790	440,147
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.19%	4/20/2028	939,236	936,933	933,365

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	7.30%	4/4/2029	491,269	490,668	491,087
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	3M USD SOFR+	3.00%	0.00%	7.31%	7/31/2031	985,031	978,594	985,297
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.08%	11/5/2028	500,000	499,374	501,500
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD SOFR+	3.75%	0.50%	8.18%	8/28/2028	1,935,000	1,930,481	1,248,733
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.06%	3/23/2030	1,257,709	1,253,356	1,257,709
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	4/2/2029	509,075	506,578	510,984
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	8/2/2030	1,940,000	1,935,791	1,945,820
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.67%	3/31/2028	1,935,000	1,925,487	1,847,925
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	8.71%	3/4/2028	2,887,500	2,880,793	2,496,128
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.94%	5/12/2028	2,269,091	2,267,559	2,274,764
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	9/22/2028	210,250	209,230	210,250
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.04%	9/4/2029	4,263,551	4,210,817	4,001,726
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	8.33%	9/27/2030	1,240,625	1,225,176	1,214,088
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	4/17/2028	485,000	484,751	484,913
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.19%	12/1/2028	970,000	964,328	974,608

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	3/27/2031	496,250	491,740	498,811
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	8.69%	8/2/2028	2,083,452	2,022,885	2,083,452
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	8.55%	4/24/2028	2,419,962	2,419,490	2,377,105
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	9.08%	4/2/2029	980,032	973,273	969,624
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.19%	7/7/2028	970,000	969,283	971,213
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	1.00%	9.07%	3/13/2031	3,473,750	3,442,264	3,500,880
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	6M USD SOFR+	6.00%	0.00%	10.25%	5/25/2028	1,860,000	1,860,000	1,616,340
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	11/15/2030	291,839	289,445	292,569
TIBCO Software Inc	High Tech Industries	Term Loan (Cov-Lite) (10/24)	Loan	3M USD SOFR+	3.75%	0.50%	8.08%	3/21/2031	498,750	498,297	500,137
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+	5.50%	0.75%	10.07%	6/14/2028	3,107,759	2,794,667	2,863,582
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.69%	4/17/2028	2,284,411	2,178,846	2,279,773
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+	5.50%	1.50%	9.82%	11/30/2028	80,509	79,712	82,925
Tosca Services, LLC	Containers, Packaging & Glass	Superpriority Second-Out Term Loan B	Loan	1M USD SOFR+	1.50%	0.00%	5.92%	11/30/2028	6,878	10,704	5,932
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	6/24/2031	605,987	605,382	604,878
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan (09/24)	Loan	3M USD SOFR+	2.25%	0.00%	6.60%	4/4/2029	1,995,000	1,979,840	1,967,070

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	9/30/2031	346,923	346,684	342,458
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	8.42%	11/2/2027	935,021	932,096	885,933
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan B (09/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/25/2028	1,233,755	1,230,873	1,237,358
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	1/31/2029	2,403,522	2,402,406	2,379,486
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.58%	6/25/2029	243,750	238,712	240,094
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	9.48%	1/19/2029	2,294,893	2,247,090	2,098,680
Vericast Corp.	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	6M USD SOFR+	7.75%	1.00%	12.03%	6/16/2026	1,297,729	1,297,560	1,235,438
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	8.58%	8/20/2025	1,339,456	1,338,547	1,272,175
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.25%	0.75%	6.57%	12/6/2030	972,724	970,725	966,509
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	8.94%	3/5/2029	2,937,255	2,888,468	2,689,057
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	6.69%	9/28/2028	2,575,227	2,570,947	2,575,227
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	12/20/2030	1,870,499	1,866,269	1,868,554
VM Consolidated, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	3/24/2028	1,817,804	1,817,479	1,816,895
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	6.67%	12/15/2028	491,202	484,449	491,816
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	3M USD SOFR+	1.75%	0.00%	6.04%	1/24/2031	1,250,000	1,250,000	1,248,050

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+	3.50%	0.50%	7.79%	3/2/2028	2,661,649	2,655,782	2,671,072
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	1/31/2028	4,772,917	4,772,450	4,784,849
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	6.93%	2.00%	11.23%	1/27/2030	693,228	693,228	693,228
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/31/2028	2,895,655	2,891,840	2,886,621
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	8/1/2030	495,013	495,013	493,156
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	5/24/2030	987,538	983,680	987,814
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	6/8/2028	1,690,908	1,690,037	1,690,908
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.57%	3/9/2027	972,500	960,739	935,185
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.50%	7.38%	11/1/2030	1,852,261	1,845,463	1,852,261
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.56%	1/24/2031	1,443,124	1,442,200	1,444,812
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	9.54%	2/8/2028	1,960,000	1,896,443	1,979,600
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	6.35%	1/29/2029	485,000	484,495	484,267
										$520,335,803	$492,195,089

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	21,272,327	$21,272,327	$21,272,327
Total cash and cash equivalents	21,272,327	$21,272,327	$21,272,327

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2025.
(b)	As of February 28, 2025, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of February 28, 2025.

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

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured loan and equity. The unsecured loan pays a fixed-rate of 10% per annum and is due and payable in full on October 20, 2033. As of May 31, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of May 31, 2025, and February 28, 2025, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.6 million and $16.5 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $3.1 million and $3.1 million, respectively.

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

For the three months ended May 31, 2025 and May 31, 2024, the Company earned $0.4 million and $0.4 million, respectively, of interest income related to SLF JV, which is included in interest income. As of May 31, 2025 and February 28, 2025, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the Statements of Assets and Liabilities.

For the three months ended May 31, 2025 and May 31, 2024, the Company earned $0.4 million and $1.3 million, respectively, of dividend related to SLF JV, which is included in dividend income on control investments. As of May 31, 2025 and February 28, 2025, $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the Statements of Assets and Liabilities.

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

Note 6. Income Taxes

SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc.,, SIA-MDP, Inc., SIA-PP Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers.

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

Deferred tax assets and liabilities, and related valuation allowance as of May 31, 2025 and February 28, 2025 were as follows:

	May 31, 2025	February 28, 2025
Total deferred tax assets	$1,799,606	$1,786,943
Total deferred tax liabilities	(5,025,381)	(4,968,693)
Valuation allowance on net deferred tax assets	(1,768,642)	(1,707,579)
Net deferred tax liability	$(4,994,417)	$(4,889,329)

As of May 31, 2025, the valuation allowance on deferred tax assets was $1.8 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended May 31, 2025 includes $(0.1) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.1 million income tax provision/benefit from realized gain/(loss) on investments and $0.0 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended May 31, 2024 includes $0.5 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and ($0.06) million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three months ended May 31, 2025 and May 31, 2024:

	For the three months ended
	May 31, 2025	May 31, 2024
Current
Federal	$-	$-
State	-	-
Net current expense	-	-
Deferred
Federal	98,776	322,466
State	6,312	23,156
Net deferred expense	105,088	345,622
Net tax provision	$105,088	$345,622

Note 7. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with the Manager. The initial term of the Management Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. Most recently, on July 7, 2025, the Company’s board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, the Manager implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, the Company pays the Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

For the three months ended May 31, 2025 and May 31, 2024, the Company incurred $4.3 million and $5.0 million in base management fees, respectively. For the three months ended May 31, 2025 and May 31, 2024, the Company incurred $2.5 million and $3.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2025 and May 31, 2024, the Company accrued an expense (benefit) of ($0.4) million and ($0.0) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2025, the base management fees accrual was $4.3 million and the incentive fees accrual was $2.5 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2025, the base management fees accrual was $4.2 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders Since its inception the amount of expenses payable or reimbursable by the Company under the Administration Agreement has been subject to a cap that is reviewed annually in connection with the renewal of the Administration Agreement. Most recently, on July 7, 2025, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to keep the cap on the payment or reimbursement of expenses by the Company unchanged at $5.0 million, while continuing to assess whether to increase this within the foreseeable future, with any increase to be effective August 1, 2025.

For the three months ended May 31, 2025 and May 31, 2024, the Company recognized $1.3 million and $1.1 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of May 31, 2025 and February 28, 2025, $0.6 million and $0.3 million, respectively, of administrator expenses were accrued and included in due to the Manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

See Note 4. Investment in Saratoga CLO for more information regarding Saratoga CLO.

For the three months ended May 31, 2025 and May 31, 2024, the Company recognized management fee income of $0.7 million and $0.8 million, respectively, related to the Saratoga CLO.

For the three months ended May 31, 2025 and May 31, 2024, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

See Note 5 for more information about SLF JV.

As of May 31, 2025, the Company’s investment in the SLF JV had a fair value of $19.7 million, consisting of an unsecured loan of $16.6 million and membership interest of $3.1 million. For the three months ended May 31, 2025, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable as of May 31, 2025. For the three months ended May 31, 2024, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the Statements of Assets and Liabilities as of May 31, 2024.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a principal value of $12.3 million and fair value of $12.3 million, respectively.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%, which became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 163.8% as of May 31, 2025 and 162.9% as of February 28, 2025.

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

On January 27, 2023, we entered into the first amendment to the Encina Credit Agreement to, among other things:

●	increased the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	changed the underlying benchmark used to compute interest under the Encina Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increased the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extended the revolving period from October 4, 2024 to January 27, 2026;

●	extended the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to the Encina Facility Increase from $75.0 million to $150.0 million;

●	revised the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●	amended the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Encina Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million is payable in equal monthly installments in arrears.

As of May 31, 2025 and February 28, 2025, there were $32.5 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended May 31, 2025 and May 31, 2024, we recorded $0.8 million and $0.9 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2025 and May 31, 2024, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 8.9% and 9.9%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $32.5 million and $34.8 million, respectively.

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

Our borrowing base under the Encina Credit Facility was $79.5 million subject to the Encina Credit Facility cap of $65.0 million at May 31, 2025. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the May 31, 2025 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 28, 2025. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

Live Oak Credit Facility

On March 27, 2024, the Company and its wholly owned special purpose subsidiary, SIF III, entered into a credit and security agreement (the “Live Oak Credit Agreement”), by and among SIF III, as borrower, the Company, as collateral manager and equity holder, the lenders from time to time parties thereto, Live Oak, as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator, relating to Live Oak Credit Facility.

The Live Oak Credit Facility originally provided for borrowings in U.S. dollars in an aggregate amount of up to $50.0 million. During the first two years following the closing date, SIF III may request one or more increases in the commitment amount from $50.0 million to an amount not to exceed $150.0 million, subject to certain terms and conditions and a customary fee. The terms of the Live Oak Credit Agreement required a minimum drawn amount of $12.5 million at all times during the period ended March 27, 2025 and, thereafter, the greater of: (i) $25.0 million and (ii) 50% of the facility amount in effect at such time. The Live Oak Credit Facility matures on March 27, 2027. Advances are available during the term of the Live Oak Credit Facility and must be repaid in full at maturity. SIF III may request an extension of the maturity date by an additional one year, subject to the agreement of the lenders and an extension fee.

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

In connection with the Live Oak Credit Agreement, the Company entered into a loan sale and contribution agreement with SIF III, dated as of March 27, 2024, by and between the Company, as seller, and SIF III, as purchaser, pursuant to which the Company will sell or contribute certain loans held by the Company to SIF III to be used to support the borrowing base under the Live Oak Credit Facility. The Live Oak Credit Facility permits loan proceeds and excess cash in SIF III’s collection accounts to be distributed to us at any time based on three business days advance notice, subject to compliance with various conditions, including the absence of a default or event of default, the absence of an over-advance against the borrowing base and the absence of a violation of the financial covenant.

As of May 31, 2025 and February 28, 2025, there were $37.5 million and $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended May 31, 2025 and May 31, 2024, we recorded $0.8 million and $0.3 million of interest expense related to the Live Oak Credit Facility, which includes commitment and administrative agent fees. For the three months ended May 31, 2025 and May 31, 2024, we recorded $0.1 million and $0.05 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 8.5% and 9.5% respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $32.4 million and $12.9 million, respectively.

Our borrowing base under the Live Oak Credit Facility was $86.8 million subject to the Live Oak Credit Facility cap of $75.0 million at May 31, 2025. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2025 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 28, 2025. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $24.0 million and have average annual fully taxed net income not exceeding $8.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to “smaller enterprises” as defined by the SBA. A smaller enterprise is one that has a net worth not exceeding $6.0 million and has an average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

As of May 31, 2025, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $87.5 million, respectively, and have $170.0 million in SBA-guaranteed debentures outstanding, of which $131.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

As noted above, as of May 31, 2025, there was $170.0 million of SBA debentures outstanding and as of February 28, 2025, there was $170.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $1.3 million and $1.8 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2025 and May 31, 2024 on the outstanding borrowings of the SBA debentures was 3.04% and 3.36%, respectively. During the three months ended May 31, 2025 and May 31, 2024, the average dollar amount of SBA debentures outstanding was $170 million and $214.0 million, respectively.

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

As of May 31, 2025, the total amount of 7.75% 2025 Notes outstanding was $5.0 million. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 7.75% 2025 Notes was $5.0 million and $5.0 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $0.1 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024, the average dollar amount of 7.75% 2025 Notes outstanding was $5.0 million and $5.0 million respectively.

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

As of May 31, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.6 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $14.2 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

4.375% 2026 Notes

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of 4.375% fixed-rate notes due 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

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

As of May 31, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $170.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $163.4 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.06 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

4.35% 2027 Notes

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million. Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the 4.35% 2027 Notes

As of May 31, 2025, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $70.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.03 million and $0.02 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2024 and May 31, 2023, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

As of May 31, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $103.1 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

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

As of May 31, 2025, the total amount of 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $12.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $11.8 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense, $0.04 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

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

As of May 31, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.9 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

8.125% 2027 Notes

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.9 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note

As of May 31, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.8 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million respectively.

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

On March 31, 2025, $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes was repaid in full.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $0.1 million and $0.4 million, respectively, of interest expense, $0.1 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.03 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024 the average dollar amount of 8.75% 2025 Notes outstanding was $6.5 million and $20.0 million respectively.

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

As of May 31, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of May 31, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $57.8 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2025 and May 31, 2024 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2026 (as of May 31, 2025)	$32,500	$1,638		N/A
Fiscal year 2025 (as of February 28, 2025)	$32,500	$1,629	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2026 (as of May 31, 2025)	$20,000	$1,638		N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.00% Notes due 2025
Fiscal year 2026 (as of May 31, 2025)	$12,000	$1,638	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$12,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025
Fiscal year 2026 (as of May 31, 2025)	$5,000	$1,638	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$5,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2026 (as of May 31, 2025)	$175,000	$1,638	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$175,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2026 (as of May 31, 2025)	$75,000	$1,638	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$75,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2026 (as of May 31, 2025)	$105,500	$1,638	-	$24.52	(15)
Fiscal year 2025 (as of February 28, 2025)	$105,500	$-	-	$24.36	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2026 (as of May 31, 2025)	$15,000	$1,638	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$15,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2026 (as of May 31, 2025)	$46,000	$1,638	-	$25.36	(15)
Fiscal year 2025 (as of February 28, 2025)	$46,000	$1,629	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2026 (as of May 31, 2025)	$60,375	$1,638	-	$25.33	(15)
Fiscal year 2025 (as of February 28, 2025)	$60,375	$1,629	-	$25.27	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2026 (as of May 31, 2025)	$57,500	$1,638	-	$25.32	(17)
Fiscal year 2025 (as of February 28, 2025)	$57,500	$1,629	-	$25.47	(17)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(17)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.
(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.
(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.
(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(6)	Not applicable for credit facility because not registered for public trading.
(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.
(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.
(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.
(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.
(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.
(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.
(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.
(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.
(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.
(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina Credit Facility	$32,500	$32,500	$-	$-	$-
Live Oak Credit Facility	$37,500	$-	$37,500	$-	$-
SBA debentures	170,000	-	-	20,000	150,000
6.25% 2025 Notes	-	-	-	-	-
8.75% 2025 Notes	-	-	-	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
7.00% 2025 Notes	12,000	12,000	-	-	-
Total Long-Term Debt Obligations	$791,375	$224,500	$396,875	$20,000	$150,000

Off-Balance Sheet Arrangements

As of May 31, 2025 and February 28, 2025, the Company’s off-balance sheet arrangements consisted of $136.4 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2025 and February 28, 2025 is shown in the table below (dollars in thousands):

	May 31, 2025	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems, Inc.	-	2,000
Davisware, LLC	-	1,000
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	1,200	1,200
Procurement Partners, LLC	-	-
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
VetnCare MSO, LLC	10,000	10,000
StockIQ Technologies, LLC	5,000	-
Total	$77,748	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC – Revolving Credit Facility	500	500
Axiom Medical Consulting, LLC	1,000	1,500
BQE Software, Inc.	250	2,250
Cloudpermit Intermediate Holding Company	5,000	5,000
Davisware, LLC	-	1,750
Exigo, LLC – Revolving Credit Facility	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	11,637	11,637
Innergy, Inc.	5,000	5,000
Inspect Point Holding, LLC	2,000	1,500
Modis Dental Partners OpCo, LLC	4,500	8,900
Pepper Palace, Inc. – Revolving Credit Facility	-	600
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	6,709	7,319
StockIQ Technologies, LLC	2,000	-
SmartAC.com, Inc.	17,000	-
	58,602	50,938
Total	$136,350	$126,686

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2025, the Company had cash and cash equivalents of $131.6 million, $32.5 million in available borrowings under the Encina Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility.

Note 10. Directors Fees

The independent directors of the Company’s board of directors each receive an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended May 31, 2025 and May 31,2024, the Company incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. As of May 31, 2025 and February 28, 2025, $0.0 million and $0.00 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2025, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 7, 2025, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2026. As of May 31, 2025, the Company had purchased 1,035,203 shares of common stock, at an average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2025, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of May 31, 2025, the Company sold 8,089,547 shares for gross proceeds of $214.3 million at an average price of $26.37 for aggregate net proceeds of $212.6 million (net of transaction costs). During the three months ended May 31, 2025, the Company sold 244,831 shares for gross proceeds of $6.4 million at an average price of $26.31 for aggregate net proceeds of $6.4 million (net of transaction costs).

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total Distributable
	Common Stock		in Excess	Earning
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	45,490	45	987,527	-	987,572
Offering costs	-	-	-	-	-
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082
Increase (Decrease) from Operations:
Net investment income	-	-	-	18,197,398	18,197,398
Net realized gain (loss) from investments	-	-	-	(33,448,727)	(33,448,727)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	28,728,155	28,728,155
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(159,187)	(159,187)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,137,233)	(10,137,233)
Capital Share Transactions:
Stock dividend distribution	46,803	47	1,018,307	-	1,018,354
Balance at August 31, 2024	$13,745,769	$13,746	$373,087,033	$(1,046,937)	$372,053,842
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,435,655	12,435,655
Net realized gain (loss) from investments	-	-	-	5,444,745	5,444,745
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,918,583)	(8,918,583)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(126,875)	(126,875)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,171,868)	(10,171,868)
Capital Share Transactions:
Proceeds from issuance of common stock	108,438	108	2,777,318	-	2,777,426
Capital contribution from Manager	-	-	199,652	-	199,652
Stock dividend distribution	54,999	55	1,214,181	-	1,214,236
Offering costs	-	-	(42,575)	-	(42,575)
Balance at November 30, 2024	$13,909,206	$13,909	$377,235,609	$(2,383,863)	$374,865,655

			Capital	Total Distributable
	Common Stock		in Excess	Earning
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	8,034,545	8,034,545
Net realized gain (loss) from investments	-	-	-	7,169,655	7,169,655
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	(800,452)	(800,452)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,766,637)	(14,766,637)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(313,873)	(313,873)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(15,548,742)	(15,548,742)
Capital Share Transactions:
Proceeds from issuance of common stock	1,192,400	1,193	30,223,409	-	30,224,602
Capital contribution from Manager	-	-	2,152,115	-	2,152,115
Stock dividend distribution	81,472	81	1,857,389	-	1,857,470
Offering costs	-	-	(208,870)	-	(208,870)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	1,653,945	(1,653,945)	-
Balance at February 28, 2025	$15,183,078	$15,183	$412,913,597	$(20,263,312)	$392,665,468
Increase (Decrease) from Operations:
Net investment income	-	-	-	10,142,032	10,142,032
Net realized gain (loss) from investments	-	-	-	2,901,339	2,901,339
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	943,977	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(55,085)	(55,085)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(18,980,079)	(18,980,079)
Capital Share Transactions:
Proceeds from issuance of common stock	244,831	245	6,143,575	-	6,143,820
Capital contribution from Manager	-	-	297,770	-	297,770
Stock dividend distribution	101,482	101	2,312,052	-	2,312,153
Offering costs	-	-	(2,080)	-	(2,080)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at May 31, 2025	$15,529,391	$15,529	$421,664,914	$(25,311,128)	$396,369,315

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three months ended May 31, 2025 and May 31, 2024 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2025	May 31, 2024
Net increase (decrease) in net assets resulting from operations	$13,932	$6,610
Weighted average common shares outstanding	15,344,510	13,683,314
Weighted average earnings (loss) per common share	$0.91	$0.48

Note 13. Dividend

The following table summarizes dividends declared for the three months ended May 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
March 6, 2025	March 6, 2025	March 25, 2025	$0.74	$11,303
April 8, 2025	April 8, 2025	April 24, 2025	0.25	3,836
May 6, 2025	May 6, 2025	May 22, 2025	0.25	3,841
Total dividends declared			$1.24	$18,980

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the three months ended May 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
May 23, 2024	June 13, 2024	June 27, 2024	0.74	10,137
Total dividends declared			$0.74	$10,137

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2025 and May 31, 2024:

Per share data	May 31, 2025	May 31, 2024
Net asset value at beginning of period	$25.86	$27.12
Net investment income(1)	0.66	1.05
Net realized and unrealized gain and losses on investments(1)	0.25	(0.57)
Net increase in net assets resulting from operations	0.91	0.48
Distributions declared from net investment income	(1.24)	(0.73)
Total distributions to stockholders	(1.24)	(0.73)
Issuance of common stock at net asset value (2)	(0.01)	-
Capital contribution from Manager for the issuance of common stock (14)	0.02	-
Repurchases of common stock(3)	-	-
Dilution(4)	(0.02)	(0.02)
Net asset value at end of period	$25.52	$26.85
Net assets at end of period	$396,369,315	$367,855,082
Shares outstanding at end of period	15,529,391	13,698,966
Per share market value at end of period	$24.78	$23.74
Total return based on market value(5)(6)	0.58%	3.93%
Total return based on net asset value(5)(7)	4.12%	2.33%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	30.27%	18.29%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	18.11%	8.51%
Ratio of incentive management fees to average net assets(5)	1.61%	0.97%
Ratio of interest and debt financing expenses to average net assets(9)	31.30%	13.93%
Ratio of total expenses and income taxes to average net assets*(8)	51.02%	23.41%
Portfolio turnover rate(5)(10)	5.15%	3.52%
Asset coverage ratio per unit(11)	1,638	1,596
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.52	$24.14
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.36	$25.09
8.125% Notes Payable 2027	$25.33	$25.21
8.50% Notes Payable 2028	$25.32	$25.35

*	Certain prior period amounts have been reclassified to conform to current period presentation.
(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.
(14)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Subsequent Events

On June 12, 2025, the Company declared the following dividends for the quarter ended August 31, 2025. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
June 2025	$0.25	July 8, 2025	July 24, 2025
July 2025	$0.25	August 6, 2025	August 21, 2025
August 2025	$0.25	September 4, 2025	September 24, 2025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note about Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

On June 10, 2024, we completed the fifth refinancing of the Saratoga CLO. This refinancing, among other things, did not extend the Saratoga CLO reinvestment period nor extend its legal maturity, while adjusting the interest rate of two of the existing Notes. The Issuer issued $422.5 million of notes (the “2013-1 2024 Reset CLO Notes”), consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

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

We have formed a wholly owned special purpose entity, Saratoga Investment Funding III LLC, a Delaware limited liability company (“SIF III”), for the purpose of entering into a $50.0 million senior secured revolving credit facility with Live Oak Banking Company (“Live Oak”), supported by loans held by SIF III and pledged to Live Oak under the credit facility (the “Live Oak Credit Facility). The Live Oak Credit Facility closed on March 27, 2024. During the first two years following the closing date, SIF III may request an increase in the commitment amount under the Live Oak Credit Facility to up to $150.0 million. The terms of the Live Oak Credit Facility required a minimum drawn amount of $12.5 million at all times during the period ended March 27, 2025, which increased to the greater of $25.0 million or 50% of the facility amount in effect at any time thereafter. The term of the Live Oak Credit Facility is three years. Advances under the Live Oak Credit Facility bear interest at a floating rate per annum equal to Adjusted Term SOFR plus an applicable margin between 3.50% and 4.25% based on the Live Oak Credit Facility’s utilization. On June 14, 2024, the Live Oak Credit Facility was amended to, among other things: (i) increase the borrowings available under the Live Oak Credit Facility from up to $50.0 million to up to $75.0 million, subject to a borrowing base requirement; (ii) add new lenders to the Live Oak Credit Agreement; (iii) replace administrative agent approval with “Required Lender” (as defined in the Live Oak Credit Agreement) approval with respect to certain matters; (iv) replace Required Lender approval with 100% lender approval with respect to certain matters; and (v) change the definition of Required Lender to require the approval of at least two unaffiliated lenders.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provided $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed-rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of May 31, 2025 our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of May 31, 2025 and February 28, 2025, our investment in the unsecured note of SLF JV had a fair value of $16.6 million and $16.5 million, respectively, and our investment in the membership interests of SLF JV had a fair value of $3.1 million and $3.1 million, respectively.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of May 31, 2025 and February 28, 2025, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors, the audit committee of our board of directors and a third-party independent valuation firm. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which we determine a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

Our investments in CLO BB and CLO BBB debt have been valued using recent actual market trades or an independent pricing service. The valuation methodology of the independent pricing service includes incorporating data comprised of observable market transactions, executable bids, broker quotes from dealers with two sided markets, as well as transaction activity from comparable securities to those being valued. As the independent pricing service contemplates real-time market data and no unobservable inputs or significant judgment has been used by the Manager in the valuation of the Company’s investments in CLO BB and CLO BBB debt, such positions are considered level II assets.

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

Revenue Recognition

Income Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on our investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums on investments.

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

On January 22, 2008, we entered into a collateral management agreement with Saratoga CLO, pursuant to which we act as its collateral manager. The Saratoga CLO was refinanced in October 2013 and November 2016 with its reinvestment period extended to October 2016 and October 2018, respectively.

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

On February 11, 2020, we entered into an unsecured loan agreement (“CLO 2013-1 Warehouse 2 Loan”) with Saratoga Investment Corp. CLO 2013-1 Warehouse 2, Ltd (“CLO 2013-1 Warehouse 2”), a wholly owned subsidiary of Saratoga CLO, which was fully repaid during the fourth quarter ended February 28, 2021.

On February 26, 2021, we completed the fourth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to April 2024, extended its legal maturity to April 2033, and added a non-call period of February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, we invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently with the fourth refinancing of the Saratoga CLO, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. We also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

On August 9, 2021, we exchanged our existing $17.9 million Class F-R-3 Notes for $8.5 million Class F-1-R-3 Notes and $9.4 million Class F-2-R-3 Notes at par. On August 11, 2021, we sold our Class F-1-R-3 Notes to third parties, resulting in a realized loss of $0.1 million.

On June 10, 2024, we completed our fifth refinancing of the Saratoga CLO, which adjusted the interest rate of two of the existing Notes. Saratoga CLO issued $422.5 million notes (the “2013-1 2024 Reset CLO Notes”), consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the indenture with the same trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

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

On October 26, 2021, we and TJHA entered into the LLC Agreement to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

We and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with us providing $43.75 million and TJHA providing $6.25 million, resulting in 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note pays a fixed-rate of 10% per annum and is due and payable in full on October 20, 2033.

We record interest income from its investment in an unsecured loan with SLF JV on an accrual basis and records dividend income from its membership interest when earned. All operating decisions are shared with a 50% voting interest in SLF JV

Expenses

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

Capital Gains Incentive Fee

We record an expense accrual relating to the capital gains incentive fee payable by us to the Manager when the unrealized gains on its investments exceed all realized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the Manager if we were to liquidate our investment portfolio at such time. The actual incentive fee payable to our Manager related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains for the period.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however we have not elected to adopt this provision as of the date of the financial statements contained in this report. We are still assessing the impact of the new guidance.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2027. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures and do not believe it will have a material impact on its consolidated financial statements or its disclosures.

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2025	February 28, 2025
	($ in millions)
Number of investments(1)	127	135
Number of portfolio companies(2)	46	48
Average investment per portfolio company(2)	$20.0	$20.1
Average investment size(1)	$7.5	$7.2
Weighted average maturity(3)	1.9	2.2 yrs
Number of industries (5)	40	41
Non-performing or delinquent investments (fair value)	$2.9	$2.6
Fixed rate debt (% of interest earning portfolio)(3)	$9.5(1.1)%	$26.1(3.0)%
Fixed rate debt (weighted average current coupon)(3)	8.2%	7.4%
Floating rate debt (% of interest earning portfolio)(3)	$838.6(98.9)%	$850.5(97.0)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	7.0%	7.2%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO, and our investments in BBB and BB CLO Debt
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV, the Class E Note tranche of the SLF 2022 and our investments in BB and BBB CLO debt.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV, the Class E Note tranche of the SLF 2022 and our investments in BB and BBB CLO debt.
(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, the unsecured notes and equity interests in the SLF JV, the Class E Note tranche of the SLF 2022 and the BB and BBB CLO debt securities are included in Structured Finance Securities industry.

During the three months ended May 31, 2025, we invested $50.1 million in new and existing portfolio companies and had $64.3 million in aggregate amount of exits and repayments resulting in net investments of $(14.2) million for the period. During the three months ended May 31, 2024, we invested $39.3 million in new and existing portfolio companies and had $75.7 million in aggregate amount of exits and repayments resulting in net repayments of $(36.4) million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2025 and February 28, 2025 at fair value was as follows:

	May 31, 2025		February 28, 2025
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	86.9%	11.4%	88.7%	11.3%
Second lien term loans	0.7	16.8	0.7	16.7
Unsecured term loans	1.7	10.6	1.7	10.7
Structured finance securities	2.8	15.6	1.5	19.9
Equity interests	7.9	-	7.4	-
Total	100.0%	10.7%	100.0%	10.8%

At May 31, 2025, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.2 million and constituted 0.02% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of May 31, 2025 and February 28, 2025, was composed of $495.7 million and $527.1 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2025, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors— “Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses” predominantly senior secured first lien term loans and is subject to additional risks and volatility” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2025, $438.1 million or 98.5% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and 10 Saratoga CLO portfolio investments were in default with a fair value of $4.6 million. At February 28, 2025, $484.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and eight of the Saratoga CLO portfolio investments were in default with a fair value of $4.4 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2025 and February 28, 2025 was as follows:

Saratoga Investment Corp.

	May 31, 2025		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$876,855	90.6%	$890,437	91.0%
Yellow	1,079	0.1	1,086	0.1
Red	1,861	0.2	1,547	0.2
N/A(1)	88,523	9.1	85,008	8.7
Total	$968,318	100.0%	$978,078	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and BB and BBB CLO debt securities.

The CMR distribution of Saratoga CLO investments at May 31, 2025 and February 28, 2025 was as follows:

Saratoga CLO

	May 31, 2025		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$409,540	92.1%	$446,859	90.8%
Yellow	28,577	6.4	37,453	7.6
Red	4,615	1.0	6,198	1.3
N/A(1)	2,306	0.5	1,685	0.3
Total	$445,038	100.0%	$492,195	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2025 and February 28, 2025:

Saratoga Investment Corp.

	May 31, 2025		February 28, 2025
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$83,595	8.6%	$85,149	8.5%
Consumer Services	$59,214	6.1	$59,439	6.1
HVAC Services and Sales	$53,752	5.6	$57,458	5.9
Real Estate Services	$51,659	5.3	$51,750	5.3
Healthcare Software	$45,944	4.7	$45,986	4.7
Mental Healthcare Services	$31,925	3.3	$32,405	3.3
Education Software	$31,910	3.3	$41,595	4.3
Custom Millwork Software	$31,722	3.3	$31,722	3.2
Restaurant	$31,656	3.3	$31,600	3.2
Dental Practice Management	$31,453	3.2	$35,159	3.6
Municipal Government Software	$30,006	3.1	$29,720	3.0
Education Services	$28,607	3.0	$27,533	2.8
Employee Collaboration Software	$27,503	2.8	$27,179	2.8
Structured Finance Securities(1)	$47,109	4.8	$34,337	3.5
Talent Acquisition Software	$27,338	2.8	$27,334	2.8
Financial Services	$26,308	2.7	$26,302	2.7
Research Software	$26,186	2.7	$26,280	2.7
Health/Fitness Franchisor	$25,485	2.6	$28,453	2.9
Architecture & Engineering Software	$25,118	2.6	$25,293	2.6
Direct Selling Software	$24,166	2.5	$24,064	2.5
Mentoring Software	$21,838	2.3	$22,027	2.3
Insurance Software	$20,532	2.1	$20,345	2.1
IT Services	$19,058	2.0	$18,810	1.9
Marketing Orchestration Software	$18,525	1.9	$18,444	1.9
Fire Inspection Business Software	$18,050	1.9	$10,178	1.0
Corporate Education Software	$17,505	1.8	$17,346	1.8
Non-profit Services	$16,556	1.7	$16,470	1.7
Alternative Investment Management Software	$14,145	1.5	$11,576	1.2
Veterinary Services	$13,273	1.4	$12,667	1.3
Lead Management Software	$11,525	1.2	$11,641	1.2
HVAC Monitoring Devices	$10,940	1.1	$-	0.0
Supply Chain Planning Software	$10,113	1.0	$-	0.0
Financial Services Software	$10,025	1.0	$9,933	1.0
Industrial Products	$9,500	1.0	$9,404	1.0
Office Supplies	$5,339	0.6	$5,339	0.5
Cyber Security	$3,747	0.4	$3,517	0.4
Staffing Services	$3,542	0.4	$3,426	0.4
Specialty Food Retailer	$1,861	0.2	$1,546	0.2
Association Management Software	$1,588	0.2	$24,850	2.5
Field Service Management	$-	0.0	$11,751	1.2
Total	$968,318	100.0%	$978,078	100.0%

(1)	As of May 31, 2025 and February 28, 2025, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, E-Notes of SLF 2022, and BB and BBB CLO debt securities.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2025 and February 28, 2025:

Saratoga CLO

	May 31, 2025		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$94,098	20.2%	$101,194	20.9%
Services: Business	45,847	9.9	$46,915	9.5
High Tech Industries	36,195	7.8	$39,950	8.1
Services: Consumer	26,244	5.6	$26,923	5.5
Healthcare & Pharmaceuticals	25,204	5.5	$26,032	5.3
Chemicals, Plastics, & Rubber	23,041	5.0	$25,268	5.1
Retail	21,448	4.6	$22,306	4.5
Media: Advertising, Printing & Publishing	17,287	3.7	$17,309	3.5
Hotel, Gaming & Leisure	16,790	3.6	$16,900	3.3
Automotive	16,434	3.5	$16,730	3.3
Telecommunications	15,541	3.3	$19,475	4.0
Consumer goods: Durable	14,239	3.1	$14,008	2.8
Construction & Building	13,129	2.8	$13,129	2.7
Beverage, Food & Tobacco	12,633	2.7	$12,920	2.6
Containers, Packaging & Glass	12,301	2.7	$13,522	2.7
Consumer goods: Non-durable	9,863	2.1	$10,571	2.1
Aerospace & Defense	8,131	1.7	$8,353	1.7
Wholesale	7,712	1.7	$8,061	1.6
Media: Broadcasting & Subscription	6,882	1.5	$7,069	1.4
Transportation: Cargo	6,604	1.4	$7,153	1.5
Utilities: Oil & Gas	6,277	1.3	$6,417	1.3
Capital Equipment	4,720	1.0	$4,739	1.0
Media: Diversified & Production	4,211	0.9	$6,286	1.3
Forest Products & Paper	4,055	0.9	$4,408	0.9
Transportation: Consumer	3,617	0.8	$3,727	0.8
Energy: Electricity	3,301	0.7	$3,306	0.7
Energy: Oil & Gas	2,941	0.6	$3,012	0.6
Environmental Industries	2,499	0.6	$2,588	0.5
Utilities: Electric	1,987	0.4	$1,988	0.4
Metals & Mining	1,890	0.4	$1,936	0.4
Total	$465,121	100.0%	$492,195	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2025 and February 28, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2025		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$334,274	34.4%	$364,944	37.3%
Southeast	225,435	23.3	234,144	23.9
Northeast	127,700	13.2	128,787	13.2
West	125,762	13.0	120,361	12.3
Southwest	75,400	7.8	63,278	6.5
International/Other	19,058	2.0	18,810	1.9
Other(1)	60,689	6.3	47,754	4.9
Total	$968,318	100.0%	$978,078	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV, foreign investments and the BB and BBB CLO debt securities.

Results of operations

Operating results for the three months ended May 31, 2025 and May 31, 2024 was as follows:

	For the three months ended
	May 31, 2025	May 31, 2024
	($ in thousands)
Total investment income	$32,319	$38,678
Total operating expenses	22,177	24,343
Net investment income	10,142	14,335
Net realized gain (loss) from investments	2,901	(21,195)
Net change in unrealized appreciation (depreciation) on investments	944	13,931
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(55)	(461)
Net increase (decrease) in net assets resulting from operations	$13,932	$6,610

Investment income

The composition of our investment income for three months ended May 31, 2025 and May 31, 2024 was as follows:

	For the three months ended
	May 31, 2025	May 31, 2024
	($ in thousands)
Interest from investments	$28,004	$34,306
Interest from cash and cash equivalents	2,027	625
Management fee income	705	804
Dividend Income	999	1,547
Structuring and advisory fee income	264	411
Other income	319	985
Total investment income	$32,318	$38,678

For the three months ended May 31, 2025, total investment income decreased $6.4 million, or 16.4%, to $32.3 million from $38.7 million for the three months ended May 31, 2024. Interest income from investments decreased $6.3 million, or 18.4%, to $28.0 million for the three months ended May 31, 2025 from $34.3 million for the three months ended May 31, 2024. Interest income from investments decreased due to the decrease of $127.3 million, or 11.6%, in total investments at May 31, 2025 from $1,095.6 million at May 31, 2024 to $968.3 million as of May 31, 2025, combined with the decrease in the weighted average current yield on investments to 10.6%, down from 11.5% at May 31, 2024, primarily due to the reduction in SOFR base rates during this period.

For the three months ended May 31, 2025 and May 31, 2024, total PIK income was $0.8 million and $0.6 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, interest from cash and cash equivalents was $2.0 million and $0.6 million, respectively. The increase of $1.4 million was due to increased cash and cash equivalents balances during this period as compared to last year, reflecting the significant levels of repayments experienced during this period.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2025 and May 31, 2024, total management fee income was $0.7 million and $0.8 million, respectively.

For the three months ended May 31, 2025 and May 31, 2024, total dividend income was $1.0 million and $1.5 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects lower dividend income of $0.4 million received on our membership interest in SLF JV during the three months ended May 31, 2025 as compared to last year.

For the three months ended May 31, 2025 and May 31, 2024, total structuring and advisory fee income was $0.3 million and $0.4 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three months ended May 31, 2025 and May 31, 2024, other income was $0.3 million and $1.0 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2025 and May 31, 2024 was as follows:

	For the three months ended
	May 31, 2025	May 31, 2024
	($ in thousands)
Interest and debt financing expenses	$12,452	$12,962
Base management fees	4,333	4,983
Incentive management fees expense (benefit)	2,537	3,585
Professional fees	699	999
Administrator expenses	1,250	1,075
Insurance	74	78
Directors fees and expenses	132	113
General & administrative	645	609
Income tax expense (benefit)	55	(61)
Total operating expenses	$22,177	$24,343

For the three months ended May 31, 2025, total operating expenses decreased $2.2 million, or 8.9%, compared to the three months ended May 31, 2024.

For the three months ended May 31, 2025, interest and debt financing expenses decreased $0.5 million, or 3.9%, compared to the three months ended May 31, 2024. The decrease is primarily attributable to a decrease of 4.8% in average outstanding debt from $833.0 million for the three months ended May 31, 2024 to $792.8 million for the three months ended May 31, 2025.

For the three months ended May 31, 2025 and May 31, 2024, the weighted average interest rate on our outstanding indebtedness was relatively unchanged at 5.58% and 5.58%, respectively.

As of May 31, 2025 and February 28, 2025, the SBA debentures represented 21.4% and 21.4% of overall debt, respectively.

For the three months ended May 31, 2025, base management fees decreased $0.7 million, or 13.0%, from $5.0 million to $4.3 million compared to the three months ended May 31, 2024. The decrease in base management fees results from the 13.0% decrease in the average value of our total assets, less cash and cash equivalents, from $1,129.6 million for the three months ended May 31, 2024 to $982.4 million for the three months ended May 31, 2025.

For the three months ended May 31, 2025, incentive management fees decreased $1.1 million to $2.5 million, or 29.2%, compared to $3.6 million the three months ended May 31, 2024. The incentive fee on income decreased from $3.6 million to $2.5 million for the three months ended May 31, 2024 and 2025, respectively, reflecting the decrease in net investment income during the three months ended May 31, 2025 as compared to the three months ended May 31, 2024. The incentive fee on capital gains decreased from a $0.0 million expense for the three months ended May 31, 2024 to a $0.0 million benefit for the three months ended May 31, 2025, reflecting the incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three months ended May 31, 2025, professional fees decreased $0.3 million, or 30.0% compared to the three months ended May 31, 2024.

For the three months ended May 31, 2025, administrator expenses increased $0.2 million, or 16.3% compared to the three months ended May 31, 2024, reflecting the contractual changes to the administrator agreement cap.

For the three months ended May 31, 2025, general and other expenses increased $0.04 million, or 6.0% compared to the three months ended May 31, 2024.

As discussed above, the decrease in interest and debt financing expenses for the three months ended May 31, 2025 compared to the three months ended May 31, 2024 is primarily attributable to an decrease in the average dollar amount of outstanding debt. For the three months ended May 31, 2025 and May 31, 2024, the average borrowings outstanding under the Encina Credit Facility was $32.5 million and $34.8 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 8.86% and 9.89%, respectively. For the three months ended May 31, 2025 and May 31, 2024, the average borrowings outstanding under the Live Oak Credit Facility was $32.4 million and $12.9 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 8.50% and 9.53%, respectively. For the three months ended May 31, 2025 and May 31, 2024, the average borrowings outstanding of SBA debentures was $170.0 million and $214.0 million, respectively. For the three months ended May 31, 2025 and May 31, 2024, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.04% and 3.36%, respectively. For the three months ended May 31, 2025 and May 31, 2024, the average borrowings outstanding of our Notes Payable was $557.9 million and $571.4 million, respectively. For the three months ended May 31, 2025 and May 31, 2024, the weighted average interest rate on the Notes Payable was 6.00% and 6.06%, respectively.

The weighted average dollar amount of our unsecured notes for the three months ended May 31, 2025 and May 31, 2024 was as follows:

	For the three months ended
	May 31, 2025	May 31, 2024
	($ in thousands)
7.75% 2025 Notes	$5.0	$5.0
6.25% 2027 Notes	15.0	15.0
4.375% 2026 Notes	175.0	175.0
4.35% 2027 Notes	75.0	75.0
6.00% 2027 Notes	105.5	105.5
7.00% 2025 Notes	12.0	12.0
8.00% 2027 Notes	46.0	46.0
8.125% 2027 Notes	60.4	60.4
8.75% 2024 Notes	-	20.0
8.50% 2028 Notes	57.5	57.5

For the three months ended May 31, 2025 and May 31, 2024, there were income tax expense (benefits) of $0.05 million and $(0.06) million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2025, we had $64.3 million of sales, repayments, exits or restructurings resulting in $2.9 million of net realized gains.

Three Months ended May 31, 2025

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
HemaTerra Holdings Company, LLC	First Lien Term Loan & Equity Interests	$-	$(97,441.00)	$97,441
Identity Automation Systems	First Lien Term Loan & Equity Interests	(2,569,730)	(4,735,273)	2,165,543
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	(638,355)	638,355

We received escrow payments from the prior sales of our investments in HemaTerra Holdings Company, LLC and Netreo Holdings, LLC.

The $2.2 million of net realized gains was from the sale of the equity positions in our Identity Automation Systems.

For the three months May 31, 2024, we had $75.7 million of sales, repayments, exits, or restructurings resulting in $21.2 million of net realized gains.

Three Months ended May 31, 2024

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Zollege PBC	First Lien Term Loan & Equity Interest	$3,204,883	$18,315,717	$(15,110,834)
Netreo Holdings, LLC	Equity Interests	2,260,337	8,344,500	(6,084,163)

The $15.1 million of net realized losses was from the restructuring of our Zollege PBC investment.

The $6.1 million of net realized losses was from the sale of the equity position in our Netreo Holdings, LLC investment.

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2025, our investments had a net change in unrealized appreciation of $0.9 million compared to a net change in unrealized depreciation of $13.9 million for the three months ended May 31, 2024.

The most significant cumulative net change in unrealized appreciation (depreciation) for the three months ended May 31, 2025 were the following (dollars in thousands):

Three Months ended May 31, 2025

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Identity Automation Systems	First Lien Term Loan & Equity Interests	$-	$-	$-	$(1,108)
Zollege PBC	First Lien Term Loan & Equity Interests	2,020	5,039	3,019	1,102
Stretch Zone Franchising, LLC	First Lien Term Loan & Equity Interests	26,810	25,485	(1,326)	748

The $1.1 million net change in unrealized appreciation in our investment in Zollege PBC was driven by improved Company performance.

The $1.1 million net change in unrealized depreciation in our investment in Identity Automation Systems was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gain.

The $0.7 million net change in unrealized appreciation in our investment in Stretch Zone Franchising, LLC was driven by decreased company leverage.

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

Changes in net assets resulting from operations

For the three months ended May 31, 2025, we recorded a net increase in net assets resulting from operations of $13.9 million. Based on 15,344,510 weighted average common shares outstanding as of May 31, 2025, our per share net increase in net assets resulting from operations was $0.91 for the three months ended May 31, 2025. For the three months ended May 31, 2024, we recorded a net increase in net assets resulting from operations of $6.6 million. Based on 13,683,314 weighted average common shares outstanding as of May 31, 2024, our per share net increase in net assets resulting from operations was $0.48 for the three months ended May 31, 2024.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 163.8% as of May 31, 2025 and 162.9% as of February 28, 2025. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

The Encina Credit Facility requires certain minimum drawn amounts. For the period beginning on the closing date and ending April 4, 2022, the minimum funding amount was $12.5 million. For the period beginning on April 5, 2022 through maturity, the minimum funding amount is the greater of $25.0 million and 50% of the Encina Facility Amount in effect from time to time.

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

On January 27, 2023, we entered into the first amendment to the Encina Credit Agreement to, among other things:

●	increased the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million;

●	changed the underlying benchmark used to compute interest under the Encina Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment;

●	increased the applicable effective margin rate on borrowings from 4.00% to 4.25%;

●	extended the revolving period from October 4, 2024 to January 27, 2026;

●	extended the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to the Encina Facility Increase from $75.0 million to $150.0 million;

●	revised the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and

●	amended the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Encina Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

As of May 31, 2025, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at May 31, 2025 was $79.5 million.

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

The Live Oak Credit Facility requires certain minimum drawn amounts. For the period beginning on the closing date of March 27, 2025, and ending March 27, 2027, the minimum funding amount was $12.5 million. For the period beginning on March 28, 2025, through maturity, the minimum funding amount is the greater of $25.0 million and 50% of the Live Oak Facility Amount in effect from time to time.

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

As of May 31, 2025 there was $37.5 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, we were in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at May 31, 2025 was $86.8 million

SBA-guaranteed debentures

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

As of May 31, 2025 SBIC II LP had $87.5 million in regulatory capital and $131.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $87.5 million in regulatory capital and $39.0 million in SBA-guaranteed debentures outstanding.

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

At May 31, 2025, the total amount of 7.75% 2025 Notes outstanding was $5.0 million.

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

At May 31, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

4.375% 2026 Notes

On March 10, 2021, we issued $50.0 million in aggregate principal amount of the 4.375% notes due 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time on or after November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

On July 15, 2021, we issued an additional $125.0 million in aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes”) for net proceeds for approximately $123.5 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting discount of $2.5 million and the offering expenses of approximately $0.2 million payable by us. The net proceeds from the offering were used to redeem all of the outstanding 6.25% 2025 Notes (as described above), and for general corporate purposes in accordance with our investment objective and strategies. The Additional 4.375% 2026 Notes are treated as a single series with the existing 4.375% 2026 Notes under the indenture and have the same terms as the existing 4.375% 2026 Notes.

At May 31, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million.

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

At May 31, 2025 the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

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

At May 31, 2025 the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

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

At May 31, 2025 the total amount of 7.00% 2025 Notes outstanding was $12.0 million.

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

At May 31, 2025 the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

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

At May 31, 2025, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

8.75% 2025 Notes

On March 31, 2023, we issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2025 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, we issued an additional $10.0 million in aggregate principal amount of the 8.75% 2024 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year.  On February 2, 2024, pursuant to the terms of the indenture governing the 8.75% 2025 Notes, we elected to exercise our option to extend the maturity date of the 8.75% 2025 Notes from March 31, 2024 to March 31, 2025. Net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and general corporate purposes. Financing costs and discounts of $0.7 million related to the 8.75% 2025 Notes have been capitalized and are being amortized over the term of the 8.75% 2025 Notes. On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.

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

At May 31, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

At May 31, 2025 and February 28, 2025, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2025		February 28, 2025
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$131,563	11.0%	$148,218	12.6%
Cash and cash equivalents, reserve accounts	92,724	7.8	56,505	4.8
First lien term loans	841,577	70.5	867,866	73.4
Second lien term loans	6,600	0.6	6,388	0.5
Structured finance securities	16,635	1.4	14,772	1.2
Unsecured loan	27,390	2.3	16,534	1.4
Equity interests	76,116	6.4	72,518	6.1
Total	$1,192,605	100.0%	$1,182,801	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 7, 2025, our board of directors extended the Share Repurchase Plan for another year to January 15, 2026, which currently permits up to 1.7 million shares of common stock to be repurchased under the Share Repurchase Plan. As of May 31, 2025, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2025, we did not purchase any shares pursuant to the Share Repurchase Plan.

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

On July 6, 2023, we amended the Equity Distribution Agreement to increase the maximum amount of shares of our common stock to be sold through the ATM Program to $300.0 million from $150.0 million On July 19, 2023, we amended the Equity Distribution Agreement to add an additional distribution agent, Raymond James & Associates, Inc. (“Raymond James”). On May 15, 2024, we amended the Equity Distribution Agreement to add an additional distribution agent, Lucid Capital Markets, LLC (“Lucid” and together with Ladenburg, Compass Point, and Raymond James, the “Agents”). The sales price per share of our common stock offered under the ATM Program, less the Agents’ commission, will not be less than the NAV per share of our common stock at the time of such a sale. Consistent with the terms of the ATM Program, the Manager may, from time to time and in its sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share.

As of May 31, 2025, we sold 8,089,547 shares for gross proceeds of $214.3 million at an average price of $26.37 for aggregate net proceeds of $212.6 million (net of transaction costs). During the three months ended May 31, 2025, we sold 244,831 shares for gross proceeds of $6.4 million at an average price of $26.31 for aggregate net proceeds of $6.4 million (net of transaction costs).

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from May 31, 2025 back to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2026
September 24, 2025	0.25	(55)
August 21, 2025	0.25	(54)
July 24, 2025	0.25	(53)
June 24, 2025	0.25	(52)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$2.24
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21

Payment date	Cash Dividend
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,784 newly issued shares of common stock, or 12.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 9, 12, 13, 14, 15, 16, 19, 20, 21, and 22, 2025.

(52)

Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 19,750 newly issued shares of common stock, or 11.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 10, 11, 12, 13, 16, 17, 18, 20, 23, and 24, 2025.

(53)	These dividends were declared on June 12, 2025, and the cash and newly issued shares of the common stock will be determined at a future date.

(54)	These dividends were declared on June 12, 2025, and the cash and newly issued shares of the common stock will be determined at a future date.

(55)	These dividends were declared on June 12, 2025, and the cash and newly issued shares of the common stock will be determined at a future date.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 163.8% as of May 31, 2025 and 162.9% as of February 28, 2025.

Subsequent Events

On June 12, 2025, the Company declared the following dividends for the quarter ended August 31, 2025. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
June 2025	$0.25	July 8, 2025	July 24, 2025
July 2025	$0.25	August 6, 2025	August 21, 2025
August 2025	$0.25	September 4, 2025	September 24, 2025

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Encina Credit Facility	$32,500	$32,500	$-	$-	$-
Live Oak Credit Facility	$37,500	$-	$37,500	$-	$-
SBA debentures	170,000	-	-	20,000	150,000
6.25% 2025 Notes	-	-	-	-	-
8.75% 2025 Notes	-	-	-	-	-
7.75% 2025 Notes	5,000	5,000	-	-	-
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
7.00% 2025 Notes	12,000	12,000	-	-	-
Total Long-Term Debt Obligations	$791,375	$224,500	$396,875	$20,000	$150,000

Off-balance sheet arrangements

As of May 31, 2025 and February 28, 2025, our off-balance sheet arrangements consisted of $136.4 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2025 and February 28, 2025 is shown in the table below (dollars in thousands):

	May 31, 2025	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	23,500	23,500
Ascend Software, LLC	5,000	5,000
C2 Educational Systems, Inc.	-	2,000
Davisware, LLC	-	1,000
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	1,200	1,200
Procurement Partners, LLC	-	-
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
VetnCare MSO, LLC	10,000	10,000
StockIQ Technologies, LLC	5,000	-
Total	$77,748	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC -– Revolving Credit Facility	500	500
Axiom Medical Consulting, LLC	1,000	1,500
BQE Software, Inc.	250	2,250
Cloudpermit Intermediate Holding Company	5,000	5,000
Davisware, LLC	-	1,750
Exigo, LLC – Revolving Credit Facility	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	11,637	11,637
Innergy, Inc.	5,000	5,000
Inspect Point Holding, LLC	2,000	1,500
Modis Dental Partners OpCo, LLC	4,500	8,900
Pepper Palace, Inc. – Revolving Credit Facility	-	600
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	6,709	7,319
StockIQ Technologies, LLC	2,000	-
SmartAC.com, Inc.	17,000	-
	58,602	50,938
Total	$136,350	$126,686

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2025, we had cash and cash equivalents of $131.6 million and $32.5 million in available borrowings under the Encina Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. The Federal Reserve held interest rates steady in the first and second quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there was not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina and Live Oak Credit Facilities.

At May 31, 2025, we had $791.4 million of borrowings outstanding. In addition, as of May 31, 2025, there were $32.5 million borrowings outstanding under the Encina Credit Facility and $37.5 million borrowings outstanding under the Live Oak Credit Facility as of May 31, 2025. As of May 31, 2025, on a fair value basis, approximately 4.9% of our debt investments bear interest at a fixed-rate and approximately 95.1% of our debt investments bear interest at a floating rate. As of May 31, 2025, 100% of our floating rate debt investments are subject to interest rate floors. Additionally, both the Encina Credit Facility and the Live Oak Credit Facility are subject to a floating interest rate and is currently paid based on floating Term SOFR rate.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2025 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $8.6 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $8.6 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expenses, except for our borrowings under our Encina and Live Oak credit facilities. All of our remaining borrowings are fixed-rate borrowings. Assuming that our Encina and Live Oak borrowings as of May 31, 2025 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.7 million to our interest expense. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.7 million to our interest expense.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2025.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Interest	Interest	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-400	$(24,370)	$2,571	$(21,799)	$(17,439)	$(1.12)
-300	(22,901)	2,100	(20,801)	(16,641)	(1.07)
-200	(17,102)	1,400	(15,702)	(12,562)	(0.81)
-100	(8,580)	700	(7,880)	(6,304)	(0.41)
-50	(4,292)	350	(3,942)	(3,154)	(0.20)
-25	(2,148)	175	(1,973)	(1,578)	(0.10)
25	2,157	(175)	1,982	1,586	0.10
50	4,315	(350)	3,965	3,172	0.20
100	8,629	(700)	7,929	6,343	0.41
200	17,259	(1,400)	15,859	12,687	0.82
300	25,888	(2,100)	23,788	19,030	1.23
400	34,517	(2,800)	31,717	25,374	1.63

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended May 31, 2025 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, we announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 8, 2024, our board of directors extended the Share Repurchase Plan for another year to January 15, 2025. As of May 31, 2025, we had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2025, we did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

SARATOGA INVESTMENT CORP.

Date: July 8, 2025	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer