Form 10-Q
period 2025-08-31
SARATOGA INVESTMENT CORP.
filed 2025-10-07
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2025

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

The number of outstanding common shares of the registrant as of October 7, 2025 was 16,103,948.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	August 31, 2025	February 28, 2025
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $886,285,227 and $886,071,934, respectively)	$898,724,347	$897,660,110
Affiliate investments (amortized cost of $50,318,387 and $38,203,811, respectively)	52,755,641	40,547,432
Control investments (amortized cost of $76,035,288 and $75,817,587, respectively)	43,815,022	39,870,208
Total investments at fair value (amortized cost of $1,012,638,902 and $1,000,093,332, respectively)	995,295,010	978,077,750
Cash and cash equivalents	105,660,178	148,218,491
Cash and cash equivalents, reserve accounts	95,144,529	56,505,433
Interest receivable (net of reserve of $244,970 and $210,319, respectively)	8,617,063	7,477,468
Management fee receivable	278,769	314,193
Other assets	1,215,885	950,522
Total assets	$1,206,211,434	$1,191,543,857

LIABILITIES
Revolving credit facilities	$70,000,000	$52,500,000
Deferred debt financing costs, revolving credit facilities	(833,266)	(1,254,516)
SBA debentures payable	170,000,000	170,000,000
Deferred debt financing costs, SBA debentures payable	(3,621,941)	(4,041,026)
8.75% Notes Payable 2025	-	20,000,000
Discount on 8.75% notes payable 2025	-	(9,055)
Deferred debt financing costs, 8.75% notes payable 2025	-	(374)
7.00% Notes Payable 2025	12,000,000	12,000,000
Discount on 7.00% notes payable 2025	(2,622)	(68,589)
Deferred debt financing costs, 7.00% notes payable 2025	(348)	(8,345)
7.75% Notes Payable 2025	-	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	-	(19,685)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	164,326	287,848
Deferred debt financing costs, 4.375% notes payable 2026	(440,876)	(865,593)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(147,988)	(213,424)
Deferred debt financing costs, 4.35% notes payable 2027	(515,174)	(688,786)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(166,199)	(202,144)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(68,143)	(87,295)
Deferred debt financing costs, 6.00% notes payable 2027	(1,171,054)	(1,524,089)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(752,573)	(927,484)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(950,880)	(1,156,234)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(1,068,010)	(1,273,134)
Base management and incentive fees payable	6,645,499	6,230,944
Deferred tax liability	4,559,105	4,889,329
Payable from open trades	2,000,000	-
Accounts payable and accrued expenses	1,915,770	1,676,335
Interest and debt fees payable	3,160,274	3,909,517
Due to Manager	630,966	349,189
Total liabilities	795,711,866	798,878,389
Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 16,027,312 and 15,183,078 common shares issued and outstanding, respectively	16,027	15,183
Capital in excess of par value	434,306,847	412,913,597
Total distributable deficit	(23,823,306)	(20,263,312)
Total net assets	410,499,568	392,665,468
Total liabilities and net assets	$1,206,211,434	$1,191,543,857
NET ASSET VALUE PER SHARE	$25.61	$25.86

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$23,697,449	$35,721,214	$49,162,112	$66,945,491
Affiliate investments	684,587	491,015	1,280,211	987,855
Control investments	1,191,555	1,247,256	2,382,216	3,244,368
Payment in kind interest income:
Non-control/Non-affiliate investments	121,084	1,654,044	289,313	1,717,874
Affiliate investments	604,880	250,346	1,189,629	491,450
Control investments	77,880	1,277	77,880	284,590
Total interest from investments	26,377,435	39,365,152	54,381,361	73,671,628
Interest from cash and cash equivalents	2,360,397	1,671,031	4,387,608	2,295,662
Management fee income	663,632	792,323	1,368,807	1,596,779
Dividend income:
Non-control/Non-affiliate investments	127,689	162,779	689,872	412,270
Control investments	903,439	915,590	1,339,857	2,212,640
Total dividend from investments	1,031,128	1,078,369	2,029,729	2,624,910
Structuring and advisory fee income	221,600	35,000	485,975	445,843
Other income	(28,436)	61,500	290,893	1,046,703
Total investment income	30,625,756	43,003,375	62,944,373	81,681,525

OPERATING EXPENSES
Interest and debt financing expenses	12,372,030	13,128,941	24,823,895	26,091,022
Base management fees	4,374,324	4,766,445	8,707,656	9,749,025
Incentive management fees expense (benefit)	2,271,173	4,550,270	4,807,686	8,135,004
Professional fees	649,899	125,886	1,349,099	1,125,196
Administrator expenses	1,283,333	1,133,333	2,533,333	2,208,333
Insurance	74,310	77,597	148,620	155,193
Directors fees and expenses	118,500	80,000	250,000	193,000
General and administrative	412,769	821,584	1,058,180	1,430,711
Income tax expense (benefit)	(11,315)	121,921	43,139	61,638
Total operating expenses	21,545,023	24,805,977	43,721,608	49,149,122
NET INVESTMENT INCOME	9,080,733	18,197,398	19,222,765	32,532,403

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	52,691	558,701	2,315,675	558,701
Control investments	-	(34,007,428)	638,355	(55,202,425)
Net realized gain (loss) from investments	52,691	(33,448,727)	2,954,030	(54,643,724)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	478,796	32,524,852	850,944	46,681,677
Affiliate investments	139,577	353,445	93,633	954,668
Control investments	3,109,340	(4,150,142)	3,727,113	(4,976,759)
Net change in unrealized appreciation (depreciation) on investments	3,727,713	28,728,155	4,671,690	42,659,586
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	423,998	(159,187)	368,913	(620,188)
Net realized and unrealized gain (loss) on investments	4,204,402	(4,879,759)	7,994,633	(12,604,326)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,285,135	$13,317,639	$27,217,398	$19,928,077

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.84	$0.97	$1.75	$1.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,775,387	13,726,142	15,560,114	13,704,759

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2025	August 31, 2024
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$19,222,765	$32,532,403
Net realized gain (loss) from investments	2,954,030	(54,643,724)
Net change in unrealized appreciation (depreciation) on investments	4,671,690	42,659,586
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	368,913	(620,188)
Net increase in net assets resulting from operations	27,217,398	19,928,077

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(30,777,392)	(20,104,269)
Net decrease in net assets from shareholder distributions	(30,777,392)	(20,104,269)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	17,245,664	-
Capital contribution from Manager	569,322	-
Stock dividend distribution	3,601,941	2,005,926
Offering costs	(22,833)	-
Net increase (decrease) in net assets from capital share transactions	21,394,094	2,005,926
Total increase (decrease) in net assets	17,834,100	1,829,734
Net assets at beginning of period	392,665,468	370,224,108
Net assets at end of period	$410,499,568	$372,053,842

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2025	August 31, 2024
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$27,217,398	$19,928,077
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(1,061,847)	(6,573,881)
Net accretion of discount on investments	(1,164,246)	(1,285,027)
Amortization of deferred debt financing costs	2,502,178	2,522,568
Income tax expense (benefit)	38,689	61,638
Net realized (gain) loss from investments	(2,954,030)	54,643,724
Net change in unrealized (appreciation) depreciation on investments	(4,671,690)	(42,659,586)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(368,913)	620,188
Proceeds from sales and repayments of investments	94,942,515	135,842,533
Purchases of investments	(102,307,963)	(41,885,424)
(Increase) decrease in operating assets:
Interest receivable	(1,139,595)	213,732
Management fee receivable	35,424	9,197
Other assets	(265,363)	(403,782)
Current income tax receivable	-	97,745
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	414,555	1,169,499
Payable from open trades	2,000,000	-
Accounts payable and accrued expenses	239,435	159,498
Interest and debt fees payable	(749,243)	418,839
Directors fees payable	-	80,000
Due to Manager	281,777	334,693
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,989,081	123,294,231

Financing activities
Borrowings on debt	17,500,000	30,000,000
Paydowns on debt	-	(12,500,000)
Repayments of notes	(25,000,000)	-
Payments of deferred debt financing costs	(25,000)	(1,198,831)
Proceeds from issuance of common stock	17,245,664	-
Capital contribution from Manager	569,322	-
Payments of cash dividends	(27,175,451)	(18,098,343)
Payments of offering costs	(22,833)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,908,298)	(1,797,174)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(3,919,217)	121,497,057
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	204,723,924	40,507,124
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$200,804,707	$162,004,181

Supplemental information:
Interest paid during the period	$23,070,960	$23,149,615
Cash paid for taxes	286,573	88,955
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	1,061,847	6,573,881
Net accretion of discount on investments	1,164,246	1,285,027
Amortization of deferred debt financing costs	2,502,178	2,522,568
Stock dividend distribution	3,601,941	2,005,926

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 219.0% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (6M USD TERM SOFR+8.08%), 12.46% Cash, 7/18/2027	7/18/2022	$11,313,400	$11,244,393	$11,338,289	2.8%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,083,939	2,083,939	2,984,758	0.7%
		Total Alternative Investment Management Software			13,328,332	14,323,047	3.5%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	$24,500,000	24,344,273	24,747,450	6.0%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	$500,000	499,327	505,050	0.1%
		Total Architecture & Engineering Software			24,843,600	25,252,500	6.1%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,762,266	0.4%
		Total Association Management Software			1,072,394	1,762,266	0.4%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.02% Cash, 5/20/2026	5/20/2021	$57,500,000	57,411,505	57,264,250	14.0%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	-	0.0%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,992,262	0.5%
		Total Consumer Services			60,623,371	59,256,512	14.5%
Schoox, Inc. (h)(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	548,298	4,029,606	1.0%
		Total Corporate Education Software			548,298	4,029,606	1.0%
Innergy, Inc.	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	$32,000,000	31,744,246	31,897,600	7.8%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	$-	-	-	0.0%
		Total Custom Millwork Software			31,744,246	31,897,600	7.8%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,857,402	0.9%
		Total Cyber Security			1,906,275	3,857,402	0.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$7,071,429	7,013,683	7,142,143	1.7%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,141,138	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.42%), 13.69% Cash, 4/18/2028	4/18/2023	$7,000,000	6,934,194	7,089,600	1.7%
Modis Dental Partners OpCo, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.42%), 13.69% Cash, 4/18/2028	4/18/2023	$13,000,000	12,851,297	13,166,400	3.2%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	3,200,000	3,200,000	2,656,768	0.6%
		Total Dental Practice Management			31,026,693	31,196,049	7.5%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	$23,940,038	23,858,946	23,147,623	5.6%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	$-	-	(20,688)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	725,378	0.2%
		Total Direct Selling Software			24,900,613	23,852,313	5.8%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.67% Cash, 11/30/2026	5/31/2017	$23,000,000	22,999,951	22,958,600	5.6%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	620,869	0.2%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 8/5/2027	8/5/2022	$32,000,000	31,841,271	32,000,000	7.8%
		Total Education Software			55,341,126	55,579,469	13.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2026	12/30/2021	$22,713,926	22,667,206	22,713,926	5.5%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2026	12/30/2021	$3,286,074	3,269,333	3,286,074	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	294,505	0.1%
		Total Financial Services			26,186,539	26,294,505	6.4%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	$18,000,000	17,864,134	18,046,800	4.4%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			17,864,134	18,046,800	4.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	$16,228,726	16,130,962	15,539,005	3.8%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	$8,738,545	8,685,975	8,367,157	2.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	1,050,559	0.3%
		Total Health/Fitness Franchisor			26,816,937	24,956,721	6.1%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.88%), 14.15% Cash, 3/20/2028	3/20/2023	$3,900,000	3,863,476	3,952,260	1.0%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.88%), 14.15% Cash, 3/20/2028	3/20/2023	$15,100,000	14,940,178	15,302,340	3.7%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,395,002	0.8%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.17% Cash, 9/11/2028	9/11/2023	$2,500,000	2,483,683	2,500,000	0.6%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.17% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	1,381,276	0.3%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.42% Cash, 12/31/2028	1/31/2017	$70,000,000	69,685,324	70,140,000	17.1%
		Total Healthcare Services			94,906,050	96,670,878	23.5%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 5/12/2026	11/12/2020	$35,125,000	35,063,719	35,125,000	8.6%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 5/12/2026	11/12/2020	$10,300,000	10,300,566	10,300,000	2.5%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	362,559	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	96,142	0.0%
		Total Healthcare Software			45,966,498	45,883,701	11.2%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$43,000,000	42,872,582	42,359,300	10.3%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$11,131,745	11,072,756	10,965,882	2.7%
		Total HVAC Services and Sales			53,945,338	53,325,182	13.0%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	9,564,438	2.3%
		Total Industrial Products			-	9,564,438	2.3%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.03% Cash, 10/1/2026	10/1/2021	$15,495,852	15,449,440	15,495,852	3.8%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	5,487,117	1.3%
		Total Insurance Software			17,949,440	20,982,969	5.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.14% Cash, 9/20/2029	9/19/2024	$17,000,000	16,835,833	17,010,200	4.1%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,354,573	0.6%
		Total IT Services			18,835,833	19,364,773	4.7%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.37% Cash, 8/8/2027	8/8/2022	$11,525,624	11,478,085	11,525,624	2.8%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.37% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,478,085	11,525,624	2.8%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.37% Cash, 12/30/2028	12/30/2022	$18,969,360	18,795,385	18,311,123	4.5%
		Total Marketing Orchestration Software			18,795,385	18,311,123	4.5%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.33%), 12.52% Cash, 8/5/2027	8/5/2022	$6,500,000	6,478,716	6,267,300	1.5%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.33%), 12.52% Cash, 8/5/2027	8/5/2022	$26,914,577	26,909,246	25,951,035	6.3%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	343,771	0.1%
		Total Mental Healthcare Services			37,557,561	32,562,106	7.9%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.57% Cash, 8/26/2026	8/26/2021	$15,000,000	14,964,299	14,719,500	3.6%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 8/26/2026	8/26/2021	$5,000,000	4,982,509	4,906,500	1.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	1,434,555	0.3%
		Total Mentoring Software			22,946,808	21,060,555	5.1%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$28,000,000	27,765,444	28,056,000	6.8%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,284,334	0.6%
		Total Municipal Government Software			29,765,444	30,340,334	7.4%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.00% Cash, 12/31/2028	12/28/2012	$5,300,000	5,285,696	5,339,220	1.3%
		Total Office Supplies			5,285,696	5,339,220	1.3%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2025	7/9/2020	$14,000,000	13,998,661	13,630,400	3.3%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2025	2/12/2021	$38,500,000	38,499,680	37,483,600	9.1%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	761,294	0.2%
		Total Real Estate Services			53,870,898	51,875,294	12.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$9,372,000	9,315,608	9,372,000	2.3%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$25,310,000	25,057,736	25,310,000	6.3%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,258,449	0.6%
		Total Research Software			36,848,504	36,940,449	9.2%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.27% Cash, 11/19/2026	11/19/2021	$12,000,000	11,966,521	12,000,000	2.9%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 11.27% Cash, 11/19/2026	11/19/2021	$18,000,000	17,941,846	18,000,000	4.4%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,739,873	0.4%
		Total Restaurant			30,908,367	31,739,873	7.7%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,402,643	0.6%
		Total Staffing Services			100,000	2,402,643	0.6%
AIMCO 2025-24A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.10%), 10.27% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,537,010	0.4%
APID 2023-45A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.15%), 9.32% Cash, 7/26/2038	6/5/2025	$2,800,000	2,800,000	2,822,996	0.7%
APID 2017-28A DR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 10/20/2038	7/25/2025	$2,500,000	2,500,000	2,509,375	0.6%
BGCLO 2025-13A D2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 10/23/2038	8/7/2025	$2,000,000	2,000,000	2,007,500	0.5%
BSP 2025-40A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,047,520	0.7%
BSP 2016-10A C2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/10/2025	$2,000,000	2,000,000	2,018,538	0.5%
HLM 2025-26A D2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/18/2025	$2,000,000	2,000,000	2,003,098	0.5%
NMC CLO-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.91%), 11.08% Cash, 3/20/2038	4/17/2025	$1,000,000	980,000	1,030,730	0.3%
NMC CLO-7A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 3/31/2038	3/13/2025	$1,000,000	1,000,000	1,007,315	0.2%
NMC CLO-5A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.85%), 10.02% Cash, 7/20/2036	6/30/2025	$3,000,000	3,000,000	3,010,914	0.7%
NMC CLO-3A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 10/20/2038	8/4/2025	$2,250,000	2,250,000	2,254,462	0.5%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 10/21/2037	4/10/2025	$1,000,000	976,250	1,008,666	0.2%
OAKC 2025-22A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.55%), 9.72% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,272,248	0.3%
OAKC 2020-7A D2R2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 7/19/2038	6/18/2025	$3,250,000	3,250,000	3,273,689	0.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
OCP 2025-43A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,029,623	0.3%
OCP 2023-28A (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/16/2038	6/18/2025	$3,000,000	3,000,000	3,024,711	0.7%
OCP 2016-11A D2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/26/2038	6/26/2025	$1,500,000	1,500,000	1,512,831	0.4%
TREST 2017-1A ERR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.95%), 10.12% Cash, 7/25/2037	3/7/2025	$1,250,000	1,257,125	1,263,751	0.3%
WBOX 2023-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.48%), 10.65% Cash, 4/20/2036	4/10/2025	$2,000,000	1,970,000	2,026,294	0.5%
WBOX 2025-5A D2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	6/24/2025	$2,000,000	2,000,000	2,005,686	0.5%
		Total Structured Finance Securities			39,233,375	39,666,957	9.7%
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 3/26/2030	3/25/2025	$10,000,000	9,916,132	9,913,000	2.4%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 3/26/2030	3/25/2025	$-	-	-	0.0%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/25/2025	200,000	200,000	200,000	0.0%
		Total Supply Chain Planning Software			10,116,132	10,113,000	2.4%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$6,000,000	5,973,214	6,000,000	1.6%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$1,000,000	994,682	1,000,000	0.2%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	3/31/2023	$500,000	496,840	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 8/5/2028	8/5/2022	$20,000,000	19,916,732	19,892,000	4.8%
		Total Talent Acquisition Software			27,381,468	27,392,000	6.7%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 5/12/2028	5/12/2023	$13,290,655	13,195,562	13,358,438	3.3%
		Total Veterinary Services			13,195,562	13,358,438	3.3%
Sub Total Non-control/Non-affiliate investments					886,285,227	898,724,347	219.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 12.9% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.32% Cash, 2/18/2028	8/18/2022	$7,000,000	6,966,488	6,907,600	1.7%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$7,673,478	7,647,727	6,825,558	1.7%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	-	0.0%
		Total Corporate Education Software			17,614,215	13,733,158	3.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$16,501,550	16,484,512	16,577,459	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,171,078	1,167,045	1,176,464	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,843,989	0.9%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,484,572	1.6%
		Total Employee Collaboration Software			21,762,775	28,082,484	6.9%
SmartAC.com, LLC (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$8,000,000	7,941,398	7,940,000	1.9%
SmartAC.com, LLC (f)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Series A Preferred Units	4/7/2025	1,262,201	2,999,999	2,999,999	0.7%
		Total HVAC Monitoring Devices			10,941,397	10,939,999	2.6%
Sub Total Affiliate investments					50,318,387	52,755,641	12.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Control investments - 10.6% (b)
Zollege PBC (g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,539,130	1,539,130	1,158,965	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	7,450,808	1.8%
		Total Education Services			2,097,929	8,609,773	2.1%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,303,440	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	543,100	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			3,538,561	1,846,540	0.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,428,858	131,085	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.43%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	1,303,125	0.3%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 12.72%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.0%
		Total Structured Finance Securities			35,196,358	13,684,210	3.3%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,790,863	4.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,486	2,883,636	0.7%
		Total Investment Fund			35,202,440	19,674,498	4.8%
Sub Total Control investments					76,035,288	43,815,022	10.6%
TOTAL INVESTMENTS - 242.5% (b)					$1,012,638,902	$995,295,010	242.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 25.7% (b)
U.S. Bank Money Market (l)	200,804,707	$200,804,707	$200,804,707	48.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	200,804,707	$200,804,707	$200,804,707	48.9%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of August 31, 2025, non-qualifying assets represent 7.8% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $410,499,568 as of August 31, 2025.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy, except for the CLO BB and BBB debt which are level 2 investments (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the six months ended August 31, 2025 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$27,179,347	$-	$-	$1,017,002	$-	$-	$291,349	$28,082,484
ETU Holdings, Inc.	13,368,085	-	-	1,065,990	-	-	(196,317)	13,733,158
SmartAC.com,LLC	-	10,939,999	-	386,849	-	-	(1,398)	10,939,999
Total	$40,547,432	$10,939,999	$-	$2,469,841	$-	$-	$93,634	$52,755,641

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2025
(unaudited)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2025 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Pepper Palace, Inc.	1,547,000	600,000	-	-	-	-	-	(300,460)	1,846,540
Zollege PBC	3,937,150	-	-	78,087	-	-	-	4,594,743	8,609,773
Saratoga Investment Corp. CLO 2013-1, Ltd.	240,578	-	-	-	-	1,368,807	-	350,686	131,085
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	12,250,000	-	-	803,853	-	-	-	-	12,250,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	2,280,938	-	-	697,208	-	-	-	(977,813)	1,303,125
Saratoga Senior Loan Fund I JV, LLC	16,533,626	-	-	880,948	-	-	-	257,237	16,790,863
Saratoga Senior Loan Fund I JV, LLC	3,080,916	-	-	-	1,339,857	-	-	(197,280)	2,883,636
Total	$39,870,208	$600,000	$-	$2,460,096	$1,339,857	$1,368,807	$-	$3,727,113	$43,815,022

(h)	Non-income producing at August 31, 2025
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2025. (See Note 9 to the consolidated financial statements).
(k)	As of August 31, 2025, the investment was on non-accrual status. The fair value of these investments was approximately $1.8 million, which represented 0.2% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2025.
(m)	This investment accruing PIK on 20% of the outstanding principal balance with the remaining 80% of the principal balance accruing interest payable in cash.

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of August 31, 2025 was 4.27%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of August 31, 2025 was 4.17%.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 229.3% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 7/18/2027	7/18/2022	$8,835,600	$8,775,378	$8,845,319	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,730,236	0.7%
		Total Alternative Investment Management Software			10,775,378	11,575,555	3.0%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$24,500,000	24,328,507	24,541,650	6.3%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$750,000	746,569	751,275	0.2%
		Total Architecture & Engineering Software			25,075,076	25,292,925	6.5%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 12.57% Cash, 5/10/2028	5/10/2023	$23,336,753	23,044,093	23,402,096	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,447,602	0.4%
		Total Association Management Software			24,116,487	24,849,698	6.4%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 5/20/2026	5/20/2021	$57,500,000	57,333,736	56,953,750	14.5%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	338,044	0.1%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	2,147,020	0.5%
		Total Consumer Services			60,545,602	59,438,814	15.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,978,192	1.0%
		Total Corporate Education Software			475,698	3,978,192	1.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Innergy, Inc.	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 1/31/2030	2/20/2025	$32,000,000	31,721,847	31,721,600	8.1%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 1/31/2030	2/20/2025	$-	-	-	0.0%
		Total Custom Millwork Software			31,721,847	31,721,600	8.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,516,571	0.9%
		Total Cyber Security			1,906,275	3,516,571	0.9%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$7,107,143	7,043,790	7,043,179	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	972,485	0.2%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$7,000,000	6,925,052	7,079,800	1.8%
Modis Dental Partners OpCo, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$8,600,000	8,498,729	8,698,040	2.2%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,552,488	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$6,555,000	6,541,869	6,636,282	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$2,150,000	2,148,547	2,176,660	0.6%
		Total Dental Practice Management			35,135,506	35,158,934	9.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$24,065,038	23,961,810	23,352,713	5.9%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$-	-	(18,500)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	729,464	0.2%
		Total Direct Selling Software			25,003,477	24,063,677	6.1%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	5/31/2017	$23,000,000	22,993,974	22,990,800	5.9%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	605,383	0.2%
		Total Education Services			23,493,878	23,596,183	6.1%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/17/2020	$8,170,158	8,169,876	8,170,158	2.1%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	1,182,481	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	329,237	0.1%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 8/5/2027	8/5/2022	$32,000,000	31,801,611	31,913,600	8.1%
		Total Education Software			40,375,674	41,595,476	10.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$6,000,000	6,000,000	6,012,000	1.5%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$5,727,790	5,725,290	5,739,246	1.5%
		Total Field Service Management			11,725,290	11,751,246	3.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$22,713,926	22,655,802	22,654,870	5.8%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$3,286,074	3,266,913	3,277,530	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	370,057	0.1%
		Total Financial Services			26,172,715	26,302,457	6.7%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$6,000,000	5,974,824	5,930,400	1.5%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$4,050,000	4,037,989	4,003,020	1.0%
		Total Financial Services Software			10,012,813	9,933,420	2.5%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$10,000,000	9,927,042	10,178,000	2.6%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,927,042	10,178,000	2.6%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$28,717,271	28,525,975	27,327,355	7.0%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$-	-	(72,600)	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	1,198,117	0.3%
		Total Health/Fitness Franchisor			30,525,975	28,452,872	7.3%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$3,900,000	3,858,168	3,952,260	1.1%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$15,100,000	14,915,338	15,302,340	3.9%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,822,369	1.0%
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$6,000,000	5,959,513	6,000,000	1.5%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	884,831	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.57% Cash, 12/31/2027	1/31/2017	$55,000,000	54,766,528	55,187,000	14.1%
		Total Healthcare Services			83,432,936	85,148,800	21.8%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$35,125,000	35,033,286	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$10,300,000	10,287,080	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	442,532	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	118,529	0.0%
		Total Healthcare Software			45,922,579	45,986,061	11.6%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$43,000,000	42,842,108	41,937,900	10.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$16,207,805	16,101,236	15,520,041	4.0%
		Total HVAC Services and Sales			58,943,344	57,457,941	14.7%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 3/6/2025	5/31/2015	329	-	9,404,077	2.4%
		Total Industrial Products			-	9,404,077	2.4%
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.09% Cash, 10/1/2026	10/1/2021	$15,615,511	15,553,310	15,615,511	4.0%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,729,353	1.2%
		Total Insurance Software			18,053,310	20,344,864	5.2%
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.29% Cash, 9/20/2029	9/19/2024	$17,000,000	16,823,180	16,809,600	4.3%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,000,000	0.5%
		Total IT Services			18,823,180	18,809,600	4.8%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$11,525,624	11,470,461	11,640,880	3.0%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,470,461	11,640,880	3.0%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 12/30/2028	12/30/2022	$18,841,634	18,649,126	18,444,075	4.7%
		Total Marketing Orchestration Software			18,649,126	18,444,075	4.7%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$6,500,000	6,455,259	6,184,750	1.6%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$26,914,577	26,907,840	25,609,220	6.5%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	610,944	0.2%
		Total Mental Healthcare Services			37,532,698	32,404,914	8.3%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.72% Cash, 8/26/2026	8/26/2021	$15,000,000	14,943,520	14,910,000	3.8%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.47% Cash, 8/26/2026	8/26/2021	$5,000,000	4,975,736	4,970,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,146,574	0.5%
		Total Mentoring Software			22,919,256	22,026,574	5.6%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$28,000,000	27,750,119	27,720,000	7.1%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,000,000	0.5%
		Total Municipal Government Software			29,750,119	29,720,000	7.6%
Omatic Software, LLC (d)	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.58% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,435,922	16,429,958	16,470,437	4.2%
		Total Non-profit Services			16,429,958	16,470,437	4.2%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.07% Cash, 12/31/2028	12/28/2012	$5,300,000	5,285,054	5,339,220	1.4%
		Total Office Supplies			5,285,054	5,339,220	1.4%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	7/9/2020	$14,000,000	13,985,556	13,587,000	3.5%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	2/12/2021	$38,500,000	38,454,669	37,364,250	9.5%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	798,892	0.2%
		Total Real Estate Services			53,812,782	51,750,142	13.2%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$9,492,000	9,428,229	9,492,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$14,400,000	14,259,405	14,400,000	3.7%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,387,902	0.6%
		Total Research Software			26,162,794	26,279,902	6.7%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,952,144	12,000,000	3.1%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$18,000,000	17,906,382	18,000,000	4.6%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,599,989	0.4%
		Total Restaurant			30,858,526	31,599,989	8.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,426,460	0.9%
		Total Staffing Services			100,000	3,426,460	0.9%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$6,000,000	5,969,521	6,000,000	1.5%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$1,000,000	993,974	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	3/31/2023	$500,000	496,237	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 8/5/2028	8/5/2022	$20,000,000	19,900,196	19,834,000	5.1%
		Total Talent Acquisition Software			27,359,928	27,334,000	7.0%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 5/12/2028	5/12/2023	$12,680,505	12,580,925	12,666,554	3.2%
		Total Veterinary Services			12,580,925	12,666,554	3.2%
Sub Total Non-control/Non-affiliate investments					886,071,934	897,660,110	229.3%
Affiliate investments - 10.3% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.47% Cash, 8/18/2027	8/18/2022	$7,000,000	6,959,248	6,980,400	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$7,125,931	7,093,577	6,387,685	1.6%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	-	0.0%
		Total Corporate Education Software			17,052,825	13,368,085	3.4%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$15,933,063	15,913,591	15,933,063	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,130,734	1,126,177	1,130,734	0.3%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,529,000	0.9%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,586,550	1.6%
		Total Employee Collaboration Software			21,150,986	27,179,347	6.9%
Sub Total Affiliate investments					38,203,811	40,547,432	10.3%
Control investments - 10.2% (b)
Zollege PBC (k)(g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,461,250	1,461,250	1,085,855	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	2,851,295	0.7%
		Total Education Services			2,020,049	3,937,150	1.0%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,326,000	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	221,000	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			2,938,561	1,547,000	0.4%

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,889,037	240,578	0.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.58%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	2,280,938	0.6%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 12.87%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.1%
		Total Structured Finance Securities			35,656,537	14,771,516	3.8%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,533,626	4.2%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,486	3,080,916	0.8%
		Total Investment Fund			35,202,440	19,614,542	5.0%
Sub Total Control investments					75,817,587	39,870,208	10.2%
TOTAL INVESTMENTS - 249.8% (b)					$1,000,093,332	$978,077,750	249.8%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 37.7% (b)
U.S. Bank Money Market (l)	148,218,491	$148,218,491	$148,218,491	37.7%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	148,218,491	$148,218,491	$148,218,491	37.7%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2025, non-qualifying assets represent 4.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $392,665,468 as of February 28, 2025.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$14,149,607	$10,000,000	$-	$1,327,375	$-	$-	$2,551,701	$27,179,347
ETU Holdings, Inc.	13,599,530	-	-	2,035,631	-	-	(1,249,802)	13,368,085
Total	$27,749,137	$10,000,000	$-	$3,363,006	$-	$-	$1,301,899	$40,547,432

Saratoga Investment Corp

Consolidated Schedule of Investments

February 28, 2025

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$35,421,889	$-	$2,260,337	$921,530	$-	$-	$(5,445,808)	$3,802,854	$-
Pepper Palace, Inc.	2,488,682	1,450,000	-	1,338	-	-	(34,007,427)	(1,391,561)	1,547,000
Zollege PBC	3,783,928	200,707	209,460	110,862	-	-	(15,110,835)	1,917,101	3,937,150
Saratoga Investment Corp. CLO 2013-1, Ltd.	9,500,627	-	-	-	-	3,114,466	-	(2,147,199)	240,578
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	12,250,000	-	-	1,685,977	-	-	-	-	12,250,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	8,875,227	-	-	1,452,981	-	-	-	(6,594,289)	2,280,938
Saratoga Senior Loan Fund I JV, LLC	15,818,297	-	-	1,761,895	-	-	-	715,329	16,533,626
Saratoga Senior Loan Fund I JV, LLC	9,403,996	-	-	-	3,973,584	-	-	(6,323,079)	3,080,916
Total	$97,542,646	$1,650,707	$2,469,797	$5,934,583	$3,973,584	$3,114,466	$(54,564,070)	$(10,020,844)	$39,870,208

(h)	Non-income producing at February 28, 2025.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2025. (See Note 9 to the consolidated financial statements).
(k)	As of February 28, 2025, the investment was on non-accrual status. The fair value of these investments was approximately $2.6 million, which represented 0.3% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2025.
(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

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

August 31, 2025

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

The Company, SIF II, SIF III, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). There have been no changes to the Company, SIF II, SIF III, SBIC II LP, or SBIC III LP’s status as investment companies in accordance with ASC 946 during the three months ended August 31, 2025.

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

The Company has determined that SLF JV is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, FASB ASC Topic 810, Consolidation (“ASC 810”), concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate its investment in SLF JV.

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

The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of total investment income (“segment revenues”), and total expenses (“total segment expenses”) and operating expenses (“segment operating expenses”), which are considered the key segment measures of profit or loss received by the CODM. The expense categories included in the Company’s consolidated statement of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. For the three months ended August 31, 2025 and 2024, operating expenses as defined by the CODM excluding interest expense, totaled $9.2 million and $11.7 million, respectively, and for the six months ended August 31, 2025 and 2024, totaled $18.9 million and $23.1 million, respectively.

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

As of August 31, 2025, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2025	February 28, 2025
Cash and cash equivalents	105,660,178	$148,218,491
Cash and cash equivalents, reserve accounts	95,144,529	56,505,433
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$200,804,707	$204,723,924

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2025 our investment in one portfolio company was on non-accrual status with a fair value of approximately $1.8 million, or 0.2% of the fair value of our portfolio. At February 28, 2025, our investments in two portfolio companies were on non-accrual status with a fair value of approximately $2.6 million, or 0.3% of the fair value of our portfolio.

Interest income on our investment in the subordinated note of Saratoga CLO is recorded using the effective interest method in accordance with the provisions of ASC Topic 325-40, Investments—Other, Beneficial Interests in Securitized Financial Assets, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2022, 2023, 2024 and 2025 federal tax years for the Company remain subject to examination by the IRS. At August 31, 2025 and February 28, 2025, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated information on income taxes paid. This amended guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to early adopt this provision as of the date of the financial statements contained in this report. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. Early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2025 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$839,483	$-	$839,483
Second lien term loans	-	-	6,826	-	6,826
Unsecured term loans	-	-	16,790	-	16,790
Structured finance securities	-	39,667	13,684	-	53,351
Equity interests	-	-	75,961	2,884	78,845
Total	$-	$39,667	$952,744	$2,884	$995,295

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2025 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2025	$867,867	$6,388	$16,534	$14,771	$69,437	$974,997
Payment-in-kind and other adjustments to cost	974	548	-	(460)	-	1,062
Net accretion of discount on investments	1,158	6	-	-	-	1,164
Net change in unrealized appreciation (depreciation) on investments	1,600	(116)	256	(627)	3,322	4,435
Purchases	59,468	-	-	-	3,607	63,075
Sales and repayments	(91,584)	-	-	-	(3,359)	(94,943)
Net realized gain (loss) from investments	-	-	-	-	2,954	2,954
Balance as of August 31, 2025	$839,483	$6,826	$16,790	$13,684	$75,961	$952,744
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$1,821	$(116)	$258	$(194)	$4,429	$6,198

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the six months ended August 31, 2025.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2024 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2024	$976,423	$18,097	$15,818	$30,626	$88,426	$1,129,390
Payment-in-kind and other adjustments to cost	1,627	7,745	-	(3,430)	631	6,573
Net accretion of discount on investments	1,281	4	-	-	-	1,285
Net change in unrealized appreciation (depreciation) on investments	46,044	515	462	(3,899)	3,815	46,937
Purchases	41,348	-	-	-	538	41,886
Sales and repayments	(132,875)	-	-	-	(2,968)	(135,843)
Net realized gain (loss) from investments	(47,672)	-	-	-	(6,972)	(54,644)
Balance as of August 31, 2024	$886,176	$26,361	$16,280	$23,297	$83,470	$1,035,584
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the period	$(70,736)	$515	$462	$(3,899)	$3,879	$(69,779)

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the six months ended August 31, 2024.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2025 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$839,483	Market Comparables	Market Yield (%)	9.2% - 44.0%	13.6%
Second lien term loans	6,826	Market Comparables	Market Yield (%)	20.8%	20.8%
Unsecured term loans	16,790	Discounted Cash Flow	Discount Rate (%)	10.3%	10.3%
Structured finance securities	13,684	Discounted Cash Flow	Discount Rate (%)	8.0% - 70.0%	13.2%
			Recovery Rate (%)	70.00%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	75,961	Enterprise Value Waterfall	Revenue Multiples (x)	0.1x - 8.5x	6.2x
			EBITDA Multiples (x)	3.5x - 13.5x	7.5x
Total	$952,744

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of August 31, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$843,359	83.2%	$839,483	84.3%
Second lien term loans	7,648	0.8	6,826	0.7
Unsecured term loans	17,619	1.7	16,790	1.7
Structured finance securities	74,430	7.4	53,351	5.4
Equity interests	69,583	6.9	78,845	7.9
Total	$1,012,639	100.0%	$995,295	100.0%

The composition of our investments as of February 28, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$873,342	87.3%	$867,866	88.7%
Second lien term loans	7,094	0.7	6,388	0.7
Unsecured term loans	17,619	1.8	16,534	1.7
Structured finance securities	35,657	3.6	14,772	1.5
Equity interests	66,381	6.6	72,518	7.4
Total	$1,000,093	100.0%	$978,078	100.0%

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

For equity securities of portfolio companies and partnership interests, the Company determines the fair value using an enterprise value waterfall valuation technique. Under the enterprise value waterfall valuation technique, the Company determines the enterprise fair value of the portfolio company and then waterfalls the enterprise value over the portfolio company’s securities in order of their preference relative to one another. To estimate the enterprise value of the portfolio company, the Company weighs some or all of the traditional market valuation techniques and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The techniques for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, black-scholes modeling, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, the Company may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities. The Company also takes into account historical and anticipated financial results.

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at August 31, 2025. The inputs at August 31, 2025 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 70%

●	Discount rate: 8.0%–70.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of August 31, 2025, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

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

On February 26, 2021, the Company completed the fourth refinancing of the Saratoga CLO, which, among other things, extended the Saratoga CLO reinvestment period to April 2024, extended its legal maturity to April 2033, and added a non-call period of February 2022. In addition, and as part of the refinancing, the Saratoga CLO was upsized from $500 million in assets to approximately $650 million. As part of this refinancing and upsizing, the Company invested an additional $14.0 million in all of the newly issued subordinated notes of the Saratoga CLO, and purchased $17.9 million in aggregate principal amount of the Class F-R-3 Notes tranche at par. Concurrently with the fourth refinancing of the Saratoga CLO, the existing $2.5 million of Class F-R-2 Notes, $7.5 million of Class G-R-2 Notes and $25.0 million of the CLO 2013-1 Warehouse 2 Loan were repaid. The Company also paid $2.6 million of transaction costs related to the refinancing and upsizing on behalf of the Saratoga CLO, to be reimbursed from future equity distributions. At August 31, 2021, the outstanding receivable of $2.6 million was repaid in full.

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

For the three months ended August 31, 2025 and August 31, 2024, the Company accrued management fee income of $0.7 million and $0.8 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

For the six months ended August 31, 2025 and August 31, 2024, the Company accrued management fee income of $1.4 million and $1.6 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

As of August 31, 2025, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $0.1 million and $1.3 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of August 31, 2025, Saratoga CLO had investments with a principal balance of $462.9 million and a weighted average spread over SOFR of 3.6% and had debt with a principal balance of $474.9 million with a weighted average spread over SOFR of 2.4%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of August 31, 2025, the present value of the projected future cash flows of the subordinated notes was approximately $0.1 million, using a 70% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $92.2 million, management fees of $39.6 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of August 31, 2025 (unaudited) and February 28, 2025 and for the three and six months ended August 31, 2025 (unaudited) and August, 2024 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2025	February 28, 2025
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $453,068,091 and $517,757,349, respectively)	$426,918,030	$490,510,660
Equities at fair value (amortized cost of $2,817,735 and $2,578,454, respectively)	2,573,711	1,684,429
Total investments at fair value (amortized cost of $455,885,826 and $520,335,803, respectively)	429,491,741	492,195,089
Cash and cash equivalents	27,961,213	21,272,327
Receivable from open trades	4,410,340	1,138,899
Interest receivable (net of reserve of $1,150,673 and $1,121,546, respectively)	2,296,674	2,380,214
Due from affiliate (See Note 7)	1,591	801
Prepaid expenses and other assets	182,348	101,453
Total assets	$464,343,907	$517,088,783

LIABILITIES
Interest payable	$3,718,502	$3,739,343
Accrued base management fee	55,754	62,839
Accrued subordinated management fee	223,015	251,354
Accounts payable and accrued expenses	172,557	143,135
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	221,465,117	270,719,300
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(183,900)	(196,033)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(1,910,522)	(2,036,565)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,155,286)	(1,229,456)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(30,216,942)	(32,210,459)
Total liabilities	556,668,295	603,743,458

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(92,324,638)	(86,654,925)
Total net deficit	(92,324,388)	(86,654,675)
Total liabilities and net assets	$464,343,907	$517,088,783

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2025	August 30, 2024	August 31, 2025	August 30, 2024
INVESTMENT INCOME
Total interest from investments	$10,546,800	$14,579,025	$21,960,657	$30,653,197
Interest from cash and cash equivalents	222,520	330,398	430,629	563,896
Other income	104,263	465,627	110,122	1,100,396
Total investment income	10,873,583	15,375,050	22,501,408	32,317,489

EXPENSES
Interest and debt financing expenses	9,652,379	14,011,087	19,596,740	29,197,508
Base management fee	126,689	158,465	273,761	319,356
Subordinated management fee	536,943	633,859	1,095,046	1,277,423
Professional fees	(14,059)	83,491	174,066	142,296
Trustee expenses	47,403	61,273	96,263	123,478
Other expense	89,347	71,025	225,823	176,563
Total expenses	10,438,702	15,019,200	21,461,699	31,236,624
NET INVESTMENT INCOME (LOSS)	434,881	355,850	1,039,709	1,080,865

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(6,389,175)	(2,795,356)	(8,456,051)	(7,193,885)
Net change in unrealized depreciation on investments	6,769,038	(3,662,317)	1,746,629	(719,366)
Net realized and unrealized gain (loss) on investments	379,863	6,457,673	(6,709,422)	(7,913,251)
Realized losses on extinguishment of debt	-	(579,213)	-	(579,213)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$814,744	$(6,681,036)	$(5,669,713)	$(7,411,599)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						37,028	$216,246	$424,345
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,736	624
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,129	554
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	72,765
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	4,642
Franchise Group Inc	Services: Consumer	Common Stock	Equity						32,460	746,579	941,340
Instant Brands Litigation Trust	Consumer Goods: Durable	Equity Interests	Equity						8,572	-	456,444
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Mallinckrodt CS	Healthcare & Pharmaceuticals	Common Stock	Equity						6,218	638,464	600,037
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	72,960
Wellpath Correct Care	Healthcare & Pharmaceuticals	Common Stock	Equity						19,309	-	-
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	9/20/2030	1,429,442	1,413,675	1,423,196
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.69%	2/7/2029	2,435,977	2,370,689	2,419,729
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	5.25%	0.00%	9.66%	7/8/2028	3,021,162	2,812,994	2,854,998
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.07%	8/12/2028	352,462	350,854	352,610
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	3M USD SOFR+	3.00%	0.00%	7.29%	5/1/2030	2,143,239	2,131,066	2,062,868
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	3M USD SOFR+	2.75%	0.75%	7.05%	2/1/2031	2,881,141	2,828,152	2,881,746
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	3/21/2031	987,500	985,648	986,572
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	4.00%	0.75%	8.25%	4/8/2030	2,443,418	2,339,059	2,446,472

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan (08/25)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	8/12/2032	239,374	$239,362	$238,376
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	9.95%	2/10/2027	4,281,281	4,272,133	2,855,614
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (8/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	9/19/2031	793,026	793,026	791,091
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B8 (07/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	5/31/2030	248,128	248,128	248,284
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan (Specified) B	Loan	3M USD SOFR+	6.50%	3.50%	10.90%	2/20/2029	498,750	487,684	498,750
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	6/11/2031	480,150	479,207	471,450
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.36%	12/13/2029	480,000	470,203	479,160
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	10.07%	10/30/2029	2,889,522	2,888,588	2,891,343
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	3/3/2028	1,357,439	1,357,480	1,140,859
Amynta Agency Borrower Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (7/25)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	12/29/2031	3,398,530	3,336,552	3,396,423
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	3.75%	0.00%	8.22%	9/10/2025	932,500	932,500	803,116
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (12/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.61%	7/18/2029	1,934,626	1,920,111	1,936,560
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	9.93%	9/1/2027	1,624,732	1,615,163	1,563,398
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	9.93%	9/1/2027	500,000	497,060	480,835
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+	3.50%	0.00%	7.75%	2/27/2032	488,812	468,794	488,935
Aramark Services, Inc.	Services: Consumer	Term Loan B8 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	6/22/2030	2,242,497	2,219,623	2,244,358
Aramark Services, Inc.	Services: Consumer	Term Loan (08/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	4/6/2028	1,753,715	1,750,502	1,754,084
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	9/23/2028	966,274	965,081	966,515

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	11/24/2028	491,848	$488,654	$492,669
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	8/9/2030	2,609,783	2,597,857	2,610,957
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	8/2/2028	492,150	489,595	492,253
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term Loan B (6/25)	Loan	1M USD SOFR+	3.50%	0.00%	7.83%	12/23/2030	891,000	884,050	893,789
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	8.42%	8/19/2028	1,945,000	1,889,436	1,936,792
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+	4.25%	0.00%	8.61%	9/19/2030	2,897,582	2,894,767	2,859,102
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	2/15/2029	1,300,539	1,297,949	1,299,187
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.09%	6/22/2030	1,465,259	1,428,750	1,465,024
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+	1.75%	0.50%	6.05%	12/20/2029	846,793	841,241	848,808
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	10/10/2029	529,619	528,215	501,549
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.37%	5/27/2031	1,632,077	1,623,050	1,632,763
Belfor Holdings Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	11/4/2030	1,422,330	1,411,384	1,428,559
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Second Out Term Loan	Loan	3M USD SOFR+	3.25%	0.50%	7.65%	1/24/2029	1,164,083	733,690	828,827
Bengal Debt Merger Sub LLC (c)	Beverage, Food & Tobacco	Third Out Term Loan	Loan	3M USD SOFR+	1.00%	0.50%	5.40%	1/24/2030	392,782	143,837	160,255
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.68%	4/23/2026	342,601	342,217	341,745
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	1/22/2031	1,418,532	1,415,785	1,420,873
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	12/13/2029	486,325	478,042	487,011
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B (01/25)	Loan	3M USD SOFR+	2.00%	0.00%	6.30%	1/31/2031	497,503	495,549	497,628
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	7.20%	7/30/2031	1,004,676	1,000,955	1,002,837

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	6/16/2031	2,881,775	$2,880,258	$2,879,815
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.60%	1/27/2031	1,433,212	1,433,212	1,432,968
Brookfield Property REIT Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (05/25)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	5/16/2030	1,739,305	1,773,219	1,744,749
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	2.75%	0.00%	6.95%	7/1/2031	488,822	479,950	488,729
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B (01/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/22/2030	661,679	659,934	662,162
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B5 (09/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/2/2026	478,489	477,793	478,537
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.93%	3/31/2028	2,400,000	2,389,829	2,383,992
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	3/16/2030	468,750	465,337	460,547
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	1/31/2031	1,990,000	1,982,087	1,987,712
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	6.93%	6/5/2028	2,394,245	2,269,522	2,346,121
CAPSTONE BORROWER INC	Services: Business	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	7.05%	6/17/2030	868,306	858,624	866,291
CareerBuilder, LLC (b) (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	6.93%	7/31/2026	4,133,751	4,126,751	186,019
Castle US Holding Corporation (c)	Media: Advertising, Printing & Publishing	Term Loan (4/25)	Loan	3M USD SOFR+	5.00%	2.00%	9.20%	4/29/2030	219,371	213,317	220,578
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B1	Loan	3M USD SOFR+	4.25%	0.00%	8.72%	5/31/2030	1,748,013	1,195,249	799,716
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	7.22%	11/1/2025	2,028,959	2,001,612	1,924,975
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	6.32%	1/23/2032	241,288	241,129	241,213
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	8.55%	3/6/2028	975,000	948,389	292,500
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	4.25%	0.75%	8.71%	3/6/2028	957,500	955,751	287,250
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	7/6/2029	985,056	966,148	821,990
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	3M USD SOFR+	4.25%	0.50%	8.48%	2/11/2028	1,466,437	1,413,209	1,464,604

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B3 (08/23)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	8/18/2028	2,357,721	$2,331,330	$2,351,827
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/17/2028	478,750	478,436	477,855
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	5/17/2028	1,930,461	1,884,378	1,925,635
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	10/31/2031	4,802,755	4,802,755	4,813,753
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+	2.75%	0.50%	6.93%	4/27/2028	982,563	979,856	985,834
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	5/6/2030	1,191,015	1,186,977	1,190,419
Cloud Software Group Inc	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.25%	0.00%	7.48%	8/16/2032	497,500	497,114	498,639
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	7.49%	4/13/2029	1,220,000	1,201,808	1,218,316
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+	2.50%	0.50%	6.80%	5/14/2028	353,788	353,479	353,788
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	8.82%	9/27/2029	2,851,406	2,792,932	2,810,432
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.93%	6/2/2028	2,406,250	2,401,654	2,397,828
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (7/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	10/1/2031	1,568,214	1,560,628	1,570,456
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.50%	6.57%	2/19/2029	750,000	732,631	752,348
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B4 (07/25)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	10/31/2031	482,637	481,652	483,641
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B (7/25)	Loan	3M USD SOFR+	3.50%	0.75%	7.82%	1/30/2031	2,376,000	2,357,187	2,393,083
Dave & Buster's Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.56%	6/29/2029	762,038	737,900	734,849
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	11/16/2029	5,265,000	5,187,985	5,240,570
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.36%	11/1/2030	617,211	609,935	618,945
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	1M USD SOFR+	3.75%	0.50%	8.18%	10/4/2028	967,500	965,678	943,970

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	14.45%	5/25/2026	29,734	$29,546	$25,869
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+	5.25%	0.75%	9.82%	8/2/2029	2,759,350	2,746,400	2,736,944
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	8.08%	10/4/2029	1,466,558	1,388,321	1,461,674
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	8.70%	3/25/2028	480,000	478,103	467,899
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	9.93%	11/30/2028	2,985,141	2,947,533	2,753,792
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	9.67%	12/15/2028	3,872,425	3,782,249	3,814,338
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	6/17/2031	6,241,950	6,219,462	6,234,148
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	1/31/2030	1,708,945	1,708,752	1,712,500
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (7/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	1/31/2030	1,042,250	1,022,948	1,043,115
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	8.65%	4/11/2031	1,424,464	1,406,381	1,425,803
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	8/16/2030	965,281	963,550	948,389
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.17%	11/23/2028	1,935,000	1,934,156	1,860,019
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	4/7/2028	2,144,595	2,142,267	2,146,418
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	11/1/2028	486,281	485,441	487,161
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	3/30/2029	2,620,797	2,585,908	2,616,132
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	3M USD SOFR+	2.25%	0.00%	6.45%	5/31/2030	985,000	981,531	983,257
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.32%	4/23/2031	1,985,000	1,968,495	1,991,451
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	7.96%	2/10/2028	2,400,000	2,396,288	1,233,000
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	6M USD SOFR+	2.75%	0.50%	7.02%	10/31/2029	1,468,906	1,457,844	1,467,070

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
EOS U.S. FINCO LLC (b) (c)	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+	0.00%	0.50%	0.00%	10/9/2029	962,028	$911,597	$238,237
Equiniti Group PLC	Services: Business	Term Loan (03/25)	Loan	6M USD SOFR+	3.75%	0.00%	7.92%	12/11/2028	965,206	960,015	968,584
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	2.25%	0.50%	6.61%	10/30/2030	1,125,000	1,111,758	1,126,406
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Second Refinancing Term Loan (8/25)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	2/12/2031	495,009	491,075	494,673
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (07/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	6/27/2029	2,781,585	2,780,209	2,774,631
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	9.57%	3/30/2027	4,787,500	4,763,536	4,548,125
First Student Bidco Inc.	Transportation: Consumer	Term Loan (8/25)	Loan	3M USD SOFR+	2.50%	0.00%	6.71%	8/15/2030	707,702	705,351	707,702
First Student Bidco Inc.	Transportation: Consumer	Term Loan C (8/25)	Loan	3M USD SOFR+	2.50%	0.00%	6.71%	8/15/2030	216,966	216,269	216,899
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	4.50%	1.00%	8.82%	2/5/2029	1,185,000	1,159,146	1,190,629
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+	1.75%	0.50%	6.05%	11/29/2030	3,693,750	3,686,250	3,672,511
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/25/2031	4,209,947	4,205,917	4,215,210
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+	2.00%	0.00%	6.20%	9/16/2031	1,910,213	1,910,201	1,894,243
Fusion Buyer LLC	Services: Consumer	Term Loan (06/25)	Loan	3M USD SOFR+	8.00%	0.00%	12.40%	6/6/2030	1,426,523	1,426,523	1,436,038
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+	2.00%	0.50%	6.31%	1/20/2032	1,447,622	1,444,639	1,448,534
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.05%	4/10/2031	1,488,750	1,482,575	1,481,470

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.29%	10/4/2030	389,241	$387,824	$388,268
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	11.82%	7/31/2029	4,784,943	4,723,629	4,666,802
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	5/30/2031	935,507	935,507	935,507
GOLDEN WEST PACKAGING GROUP LLC (c)	Forest Products & Paper	Term Loan B1 (06/25)	Loan	1M USD SOFR+	5.25%	0.75%	9.72%	6/27/2031	1,750,000	1,743,956	1,312,499
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	3M USD SOFR+	4.75%	0.00%	9.22%	4/30/2028	1,239,107	849,686	1,068,470
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+	4.75%	0.00%	9.22%	4/30/2028	1,711,148	1,653,174	606,243
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	8/4/2027	817,017	815,147	817,254
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.75%	7.57%	1/20/2032	955,443	953,654	957,353
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	6.30%	1/24/2029	140,938	140,828	141,407
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	2/25/2030	2,772,706	2,772,677	2,781,024
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	1M USD SOFR+	4.75%	0.75%	9.18%	5/27/2028	2,399,438	2,158,754	1,839,169
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	5/12/2030	245,634	244,768	245,327
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.75%	0.00%	8.06%	6/30/2028	2,072,450	2,031,487	1,761,582
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.00%	0.50%	6.36%	7/14/2028	2,696,572	2,696,268	2,697,543
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	6.08%	11/8/2030	1,500,000	1,497,541	1,501,815
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	6.75%	0.50%	11.07%	4/12/2029	2,960,580	2,960,079	3,004,989
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	8.18%	11/17/2028	2,176,501	2,172,543	2,112,751
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.37%	3/29/2030	5,746,575	5,670,420	5,757,379
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	1/19/2032	2,221,485	2,038,893	2,220,552
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	2/15/2031	2,962,613	2,952,482	2,963,027

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	7.80%	3/2/2028	4,702,328	$4,699,659	$4,354,073
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	11/1/2028	2,427,946	2,422,075	2,428,456
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	8.17%	3/13/2030	490,000	486,425	423,032
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/18/2030	985,056	978,061	902,144
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.67%	4/2/2029	2,680,938	2,638,791	2,406,142
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	10/27/2028	483,750	483,750	484,355
Ingram Micro Inc.	Wholesale	Term Loan B (6/25)	Loan	3M USD SOFR+	2.25%	0.00%	6.56%	9/22/2031	599,923	596,753	603,301
Inmar, Inc.	Services: Business	Term Loan B (06/25)	Loan	3M USD SOFR+	4.50%	0.50%	8.80%	10/30/2031	3,283,355	3,236,017	3,285,424
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.68%	3/16/2029	473,750	471,042	472,447
Instant Brands Litigation Trust (b) (c)	Consumer goods: Durable	Instant Brands TL	Loan	3M USD SOFR+	0.00%	0.00%	0.00%	2/26/2031	43,556	36,277	43,556
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.50%	0.75%	6.82%	12/15/2027	490,025	487,430	489,544
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,440,755	1,128,812	100,853
Isolved Inc.	Services: Business	Infinisource/iSolved 7/25 Cov-lite TL B	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	10/15/2030	617,215	612,288	619,338
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.20%	12/15/2031	3,820,000	3,819,989	3,806,019
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	3M USD SOFR+	3.75%	0.75%	8.05%	3/1/2028	2,880,488	2,848,746	2,788,686
JP Intermediate B, LLC (b)	Consumer goods: Non-durable	Term Loan 7/23	Loan	Prime	6.50%	1.00%	14.00%	11/20/2027	3,413,673	3,405,489	102,410
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	9.02%	2/12/2026	-	7,181	-
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	6.83%	4/10/2030	980,143	958,693	982,898
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	8.00%	9/27/2027	1,127,568	743,425	28,189
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+	4.00%	0.50%	8.35%	2/23/2029	986,016	974,810	978,620

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	5.43%	12/31/2027	372,321	$372,321	$199,192
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.17%	2/16/2029	2,437,363	2,142,188	2,337,431
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	9.97%	8/26/2027	1,534,865	1,531,822	1,381,378
LOYALTY VENTURES INC. (b)	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,906,885	233,082
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	6/14/2030	966,008	955,215	969,631
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan	Loan	3M USD SOFR+	4.25%	0.75%	8.55%	3/29/2029	2,605,010	2,551,268	2,609,073
MAGNITE, INC.	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	2/6/2031	3,225,686	3,199,764	3,225,686
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/1/2031	1,303,903	1,303,903	1,302,273
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	5.00%	0.50%	9.32%	10/3/2030	1,975,000	1,868,869	1,961,827
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.50%	7.57%	8/6/2031	791,013	786,732	793,607
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	8.81%	4/8/2028	2,404,824	2,396,476	2,006,393
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	3/21/2031	495,000	493,007	496,935
MKS Instruments, Inc.	High Tech Industries	Term Loan B (01/25)	Loan	1M USD SOFR+	2.00%	0.50%	6.32%	8/17/2029	1,168,945	1,167,734	1,168,454
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.00%	0.00%	8.32%	3/28/2028	316,397	309,002	317,584
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	9.07%	6/1/2030	2,948,919	2,642,745	2,617,165
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+	3.75%	0.50%	8.06%	12/31/2030	314,822	286,894	313,956

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Second-Out Term Loan (01/25)	Loan	3M USD SOFR+	4.60%	0.50%	9.17%	12/31/2030	1,609,667	$1,509,082	$1,471,509
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+	2.50%	0.50%	6.80%	11/24/2028	2,895,954	2,893,709	2,798,939
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.67%	2/22/2029	2,924,433	2,527,452	1,894,623
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan (3/25)	Loan	1M USD SOFR+	5.50%	0.00%	9.82%	3/25/2030	3,249,415	3,154,627	3,271,089
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	3/2/2028	2,666,424	2,663,417	2,629,280
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.15%	3/2/2028	87,464	87,307	86,245
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	12.89%	8/9/2026	2,338,948	2,333,517	1,789,295
Nielsen Consumer Inc.	Services: Business	Term Loan (08/25)	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	10/7/2030	2,165,401	2,164,934	2,151,867
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	9/12/2029	962,500	960,073	960,363
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.60%	4/3/2028	481,483	478,655	482,085
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	9.45%	12/22/2028	1,935,000	1,927,405	1,770,525
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	3M USD SOFR+	3.50%	0.50%	7.80%	2/23/2029	1,319,846	1,283,921	1,271,447
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	1/31/2030	914,383	895,013	913,468
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	5/2/2030	462,758	455,842	461,023
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	2.75%	0.00%	7.09%	3/17/2031	1,185,000	1,184,561	1,186,481
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	9.29%	7/6/2028	930,329	925,810	832,645
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.03%	2/28/2030	2,446,244	2,427,781	2,440,740
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	9.98%	8/1/2029	2,932,310	2,645,937	2,332,095
Pathway Partners Vet Management Company LLC	Consumer goods: Non-durable	Term Loan Tranch A	Loan	3M USD SOFR+	5.00%	1.00%	9.31%	6/30/2028	131,927	128,091	132,351
Pathway Partners Vet Management Company LLC (c)	Consumer goods: Non-durable	Term Loan B (03/25)	Loan	3M USD SOFR+	5.00%	1.00%	9.31%	6/30/2028	419,907	416,689	337,127

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	7/18/2031	786,545	$786,030	$784,398
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.56%	2/28/2029	967,811	967,314	933,938
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.82%	12/29/2028	1,452,125	1,449,475	1,325,979
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	5/3/2029	970,000	967,420	970,611
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	2/1/2028	5,153,821	5,149,031	4,427,287
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	2/21/2031	960,380	960,380	960,783
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan A (1/25)	Loan	3M USD SOFR+	6.00%	0.00%	10.30%	12/31/2029	657,276	574,670	553,210
PHYSICIAN PARTNERS, LLC (c)	Healthcare & Pharmaceuticals	Term Loan B1 (1/25)	Loan	3M USD SOFR+	1.50%	0.00%	5.95%	12/31/2029	1,841,921	893,833	865,703
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	6.57%	12/1/2028	1,795,294	1,791,426	1,797,161
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	7.18%	3/13/2028	4,308,750	4,305,427	4,242,051
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.73%	4/21/2029	1,945,000	1,940,172	1,536,958
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan (07/25)	Loan	3M USD SOFR+	2.75%	0.00%	7.08%	11/3/2031	480,162	479,151	481,065
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	9.18%	2/12/2028	4,020,266	4,005,820	3,656,754
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	7.57%	12/15/2028	2,902,913	2,890,135	2,882,708
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	6M USD SOFR+	2.00%	0.00%	6.13%	10/13/2030	1,980,062	1,965,031	1,977,033
Primo Brands Corporation	Beverage, Food & Tobacco	Term Loan B (01/25)	Loan	3M USD SOFR+	2.25%	0.50%	6.55%	3/31/2028	1,440,268	1,437,265	1,441,463
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (07/25)	Loan	1M USD SOFR+	3.75%	0.50%	8.07%	7/30/2032	2,872,211	2,858,018	2,873,102
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	7.80%	12/28/2027	478,737	477,896	476,741
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	9.66%	7/20/2029	975,000	930,991	874,653
Propulsion (BC) Finco	Aerospace & Defense	Term Loan (06/24)	Loan	3M USD SOFR+	2.75%	0.50%	7.04%	9/14/2029	738,736	733,010	742,614
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	9.07%	3/15/2030	463,390	462,778	447,171

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+	2.25%	0.00%	6.55%	6/28/2030	1,228,741	$1,221,427	$1,225,153
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/14/2031	987,538	985,765	986,925
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.22%	5/15/2028	2,029,524	1,230,720	1,020,851
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	10.72%	5/15/2028	544,154	540,248	549,400
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	3.00%	0.00%	7.30%	3/18/2030	2,444,124	2,380,786	2,432,783
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.56%	4/24/2028	962,500	962,183	960,864
Rent-A-Center, Inc.	Retail	Term Loan B (08/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.10%	8/13/2032	1,830,090	1,809,465	1,828,571
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.46%	7/15/2028	337,035	333,448	333,455
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.09%	10/15/2028	2,872,918	2,768,223	2,329,448
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.36%	2/14/2028	674,488	674,488	674,488
Resolute Investment Managers (American Beacon), Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	11.06%	4/30/2027	1,958,018	1,958,018	1,768,737
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.93%	10/20/2028	3,374,781	3,372,652	3,233,985
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan B (2/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/4/2032	994,213	994,213	995,873
Russell Investments US Inst'l Holdco, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.31%	5/30/2027	5,771,416	5,763,991	5,511,702
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	9/15/2031	1,448,654	1,441,818	1,451,913
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	9.42%	3/10/2028	2,396,156	2,369,093	2,378,688
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	2/28/2030	370,000	368,052	370,000
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.18%	4/20/2028	939,236	937,609	929,843
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	7.29%	4/4/2029	488,806	488,328	483,205

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	7/31/2031	980,094	$974,535	$982,544
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.05%	11/5/2028	350,000	349,650	351,624
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	1M USD SOFR+	3.75%	0.50%	8.18%	8/28/2028	1,925,000	1,921,437	796,873
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.11%	3/23/2030	1,251,405	1,247,528	1,251,931
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	4/2/2029	507,803	505,546	509,072
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.35%	8/2/2030	1,930,000	1,926,312	1,894,411
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.50%	0.75%	8.92%	3/31/2028	1,925,089	1,917,423	1,901,025
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	8.56%	3/4/2028	-	10,646	-
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	2/23/2032	2,257,745	2,256,812	2,243,635
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	1.75%	0.50%	6.09%	9/22/2028	205,250	204,488	205,599
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.05%	9/4/2029	4,242,126	4,194,242	3,881,545
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	8.30%	9/27/2030	1,234,375	1,219,989	1,226,660
Storable, Inc	High Tech Industries	Term Loan B (3/25)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	4/16/2031	483,788	483,650	485,239
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	12/1/2028	965,000	960,238	966,004
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	3/27/2031	493,763	489,561	497,056
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	8.68%	8/2/2028	2,032,304	1,980,419	2,029,764
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	8.57%	4/24/2028	2,407,456	2,407,189	2,238,934
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	9.05%	4/2/2029	975,107	969,125	960,071
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.18%	7/7/2028	965,000	964,430	965,608

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	11/15/2030	112,970	$112,117	$112,970
Torrid LLC	Wholesale	Term Loan 5/21	Loan	1M USD SOFR+	5.50%	0.75%	9.93%	6/14/2028	3,014,990	2,750,703	2,607,966
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.68%	4/17/2028	2,272,574	2,182,462	2,251,077
Tosca Services, LLC (c)	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+	5.50%	1.50%	9.82%	11/30/2028	80,509	79,712	81,717
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	6/24/2031	602,957	602,525	602,203
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan (09/24)	Loan	3M USD SOFR+	2.25%	0.00%	6.55%	4/4/2029	1,990,013	1,976,606	1,808,623
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	9/30/2031	345,188	345,009	302,748
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	8.42%	11/2/2027	930,151	927,908	903,995
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan B (09/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/25/2028	1,218,236	1,216,241	1,223,572
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.93%	1/31/2029	2,391,444	2,390,777	2,383,480
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.55%	6/25/2029	242,500	237,948	242,258
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	9.45%	1/19/2029	2,283,064	2,241,056	1,981,517
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	3M USD SOFR+	7.75%	1.00%	12.05%	6/16/2026	1,278,457	1,278,350	1,252,888
Verifone Systems, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (03/25)	Loan	3M USD SOFR+	5.50%	0.00%	10.07%	8/21/2028	1,194,763	1,194,349	1,135,025
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.25%	0.75%	6.57%	12/6/2030	967,861	966,091	969,680
Vertiv Group Corporation	Capital Equipment	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.10%	8/12/2032	1,911,157	1,911,157	1,909,838
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	8.93%	3/5/2029	2,922,192	2,879,276	2,899,867
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	6.68%	9/28/2028	2,560,227	2,556,968	2,561,303
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	12/20/2030	1,861,052	1,859,511	1,862,856
VM Consolidated, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	3/24/2028	1,806,019	1,805,809	1,808,277

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	3M USD SOFR+	1.75%	0.00%	5.95%	1/24/2031	1,250,000	$1,250,000	$1,250,788
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.31%	3/2/2028	2,646,585	2,641,551	2,645,209
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	1/31/2028	4,748,992	4,748,931	4,747,995
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/31/2028	2,881,141	2,877,931	2,876,127
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (02/25)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	8/1/2030	492,537	492,537	492,744
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	5/24/2030	982,575	979,174	985,385
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	6/8/2028	1,593,091	1,592,494	1,601,056
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.18%	0.50%	8.49%	3/9/2027	967,500	958,358	946,670
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.50%	7.31%	11/1/2030	1,847,630	1,841,451	1,853,414
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	1/24/2031	1,435,853	1,435,079	1,435,839
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	9.56%	2/8/2028	1,950,000	1,896,959	1,935,375
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	6.34%	1/29/2029	482,500	482,125	481,897
TOTAL INVESTMENTS										$455,885,826	$429,491,741

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	17,490,859	$17,490,859	$17,490,859
Total cash and cash equivalents	17,490,859	$17,490,859	$17,490,859

(a)	Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of August 31, 2025.
(b)	As of August 31, 2025, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of August 31, 2025.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of August 31, 2025 was 4.32%.

3M SOFR - The 3-month SOFR rate as of August 31, 2025 was 4.32%.

6M SOFR - The 6-month SOFR rate as of August 31, 2025 was 4.26%.

Prime - The Prime Rate as of August 31, 2025 was 7.50%.

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

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

The following table shows the schedule of investments for SLF JV as of August 31, 2025:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquistion Date	Principal/Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.58%, 10/20/2033	10/28/2022	40,100,000	$28,145,337	$23,438,159	711.2%
TOTAL INVESTMENT					$28,145,337	$23,438,159	711.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts
U.S. Bank Money Market	75,470	$75,470	$75,470	2.3%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	75,740	$75,740	$75,470	2.3%

The following table shows the schedule of investments for SLF JV as of February 28, 2025:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquistion Date	Principal/Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.00%, 10/20/2033	10/28/2022	40,100,000	$30,410,415	$23,676,606	672.4%
TOTAL INVESTMENTS					$30,410,415	$23,676,606	672.4%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts
U.S. Bank Money Market	71,444	$71,444	$71,444	2.0%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	71,444	$71,444	$71,444	2.0%

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured loan and equity. The unsecured loan pays a fixed-rate of 10% per annum and is due and payable in full on October 20, 2033. As of August 31, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of August 31, 2025, and February 28, 2025, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.8 million and $16.5 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $2.9 million and $3.1 million, respectively.

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

For the three months ended August 31, 2025 and August 31, 2024, the Company earned $0.4 million and $0.4 million, respectively, of interest income related to SLF JV, which is included in interest income. For the six months ended August 31, 2025 and August 31, 2024, the Company earned $0.9 million and $0.9 million, respectively, of interest income related to SLF JV, which is included in interest income. As of August 31, 2025 and February 28, 2025, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the Statements of Assets and Liabilities.

For the three months ended August 31, 2025 and August 31, 2024, the Company earned $0.9 million and $0.9 million, respectively, of dividend related to SLF JV, which is included in dividend income on control investments. For the six months ended August 31, 2025 and August 31, 2024, the Company earned $1.3 million and $2.2 million, respectively, of dividend related to SLF JV, which is included in dividend income on control investments. As of August 31, 2025 and February 28, 2025, $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the Statements of Assets and Liabilities.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of August 31, 2025 and February 28, 2025, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

Deferred tax assets and liabilities, and related valuation allowance as of August 31, 2025 and February 28, 2025 were as follows:

	August 31, 2025	February 28, 2025
Total deferred tax assets	$2,111,484	$1,786,943
Total deferred tax liabilities	(4,865,328)	(4,968,693)
Valuation allowance on net deferred tax assets	(1,805,262)	(1,707,579)
Net deferred tax liability	$(4,559,105)	$(4,889,329)

As of August 31, 2025, the valuation allowance on deferred tax assets was $1.8 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended August 31, 2025 includes ($0.4) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.0 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended August 31, 2024 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.12 million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax expense for the six months ended August 31, 2025 includes ($0.4) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.04 million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the six months ended August 31, 2024 includes $0.6 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.06 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three and six months ended August 31, 2025 and August 31, 2024:

	For the three months ended		For the six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Current
Federal	$-	$-	$-	$-
State	-	-		-
Net current expense	-	-	-	-
Deferred
Federal	(338,262)	268,114	(239,486)	590,581
State	(97,049)	12,993	(90,737)	36,150
Net deferred expense	(435,312)	281,107	(330,224)	626,731
Net tax provision	$(435,312)	$281,107	$(330,224)	$626,731

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

For the three months ended August 31, 2025 and August 31, 2024, the Company incurred $4.4 million and $4.8 million in base management fees, respectively. For the three months ended August 31, 2025 and August 31, 2024, the Company incurred $2.3 million and $4.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2025 and August 31, 2024, the Company accrued an expense (benefit) of ($0.8) million and ($0.0) million in incentive fees related to capital gains.

For the six months ended August 31, 2025 and August 31, 2024, the Company incurred $8.7 million and $9.7 million in base management fees, respectively. For the six months ended August 31, 2025 and August 31, 2024, the Company incurred $4.8 million and $8.1 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2025 and August 31, 2024, the Company accrued an expense (benefit) of ($0.3) million and ($0.0) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2025, the base management fees accrual was $4.4 million and the incentive fees accrual was $2.3 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2025, the base management fees accrual was $4.2 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders Since its inception the amount of expenses payable or reimbursable by the Company under the Administration Agreement has been subject to a cap that is reviewed annually in connection with the renewal of the Administration Agreement. Most recently, on July 7, 2025, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term, and subsequently also determined to increase the cap on the payment or reimbursement of expenses by the Company from $5.0 million to $5.4 million, effective August 1, 2025. The Company’s board of directors will continue to assess the cap on payment or reimbursement of expenses on an annual basis.

For the three months ended August 31, 2025 and August 31, 2024, the Company recognized $1.3 million and $1.1 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses.

For the six months ended August 31, 2025 and August 31, 2024, the Company recognized $2.5 million and $2.2 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses.

As of August 31, 2025 and February 28, 2025, $0.6 million and $0.3 million, respectively, of administrator expenses were accrued and included in due to the Manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

See Note 4. Investment in Saratoga CLO for more information regarding Saratoga CLO.

For the three months ended August 31, 2025 and August 31, 2024, the Company recognized management fee income of $0.7 million and $0.8 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2025 and August 31, 2024, the Company recognized management fee income of $1.4 million and $1.6 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2025 and August 31, 2024, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

See Note 5. Investment in SLF JV for more information about SLF JV.

As of August 31, 2025, the Company’s investment in the SLF JV had a fair value of $19.7 million, consisting of an unsecured loan of $16.8 million and membership interest of $2.9 million. For the three months ended August 31, 2025, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable as of August 31, 2025. For the three months ended August 31, 2024, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the Statements of Assets and Liabilities as of August 31, 2024.

For the six months ended August 31, 2025, the Company had $0.9 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable as of August 31, 2025. For the six months ended August 31, 2024, the Company had $0.9 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the Statements of Assets and Liabilities as of August 31, 2024.

As part of the JV CLO trust transaction, the Company purchased 87.50% of the Class E Notes from SLF 2022 with a principal value of $12.3 million and fair value of $12.3 million, respectively.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%, which became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 166.6% as of August 31, 2025 and 162.9% as of February 28, 2025.

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

As of August 31, 2025 and February 28, 2025, there were $32.5 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. Financing costs of $2.0 million related to the Encina Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through January 27, 2026 from the date of the amendment and extension.

For the three months ended August 31, 2025 and August 31, 2024, we recorded $0.8 million and $0.8 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2025 and August 31, 2024, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 8.9% and 9.9%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $32.5 million and $32.5 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, we recorded $1.6 million and $1.7 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2025 and August 31, 2024, we recorded $0.2 million and $0.2 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 8.9% and 9.9%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $32.5 million and $33.6 million, respectively

The Encina Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Encina Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. Availability on the Encina Credit Facility will be subject to a borrowing base calculation, based on, among other things, applicable advance rates (which vary from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the borrowing base. Funds may be borrowed at the greater of the prevailing one-month SOFR rate, plus an applicable effective margin of 4.25%. In addition, the Company will pay the lender a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments is greater than or equal to 50%) on the unused amount of the Encina Credit Facility.

Our borrowing base under the Encina Credit Facility was $78.4 million subject to the Encina Credit Facility cap of $65.0 million at August 31, 2025. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the August 31, 2025 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2025. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of August 31, 2025 and February 28, 2025, there were $37.5 million and $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended August 31, 2025 and August 31, 2024, we recorded $0.9 million and $0.5 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2025 and August 31, 2024, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 8.5% and 9.6% respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $37.5 million and $19.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, we recorded $1.6 million and $0.8 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2025 and August 31, 2024, we recorded $0.2 million and $0.1 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 8.5% and 9.5% respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $37.5 million and $16.0 million, respectively.

Our borrowing base under the Live Oak Credit Facility was $77.3 million subject to the Live Oak Credit Facility cap of $75.0 million at August 31, 2025. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2025 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2025. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of August 31, 2025, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $87.5 million, respectively, and have $170.0 million in SBA-guaranteed debentures outstanding, of which $131.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

As noted above, as of August 31, 2025, there was $170.0 million of SBA debentures outstanding and as of February 28, 2025, there was $170.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $1.3 million and $1.8 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2025 and August 31, 2024 on the outstanding borrowings of the SBA debentures was 3.0% and 3.3%, respectively. During the three months ended August 31, 2025 and August 31, 2024, the average dollar amount of SBA debentures outstanding was $170.0 million and $214.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $2.6 million and $3.6 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $0.4 million and $0.5 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2025 and August 31, 2024 on the outstanding borrowings of the SBA debentures was 3.0% and 3.35%, respectively. During the six months ended August 31, 2025 and August 31, 2024, the average dollar amount of SBA debentures outstanding was $170.0 million and $214.0 million, respectively.

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

On July 9, 2025, $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes was repaid in full.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $0.04 million and $0.1 million, respectively, of interest expense and $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the average dollar amount of 7.75% 2025 Notes outstanding was $2.1 million and $5.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $0.1 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the average dollar amount of 7.75% 2025 Notes outstanding was $3.5 million and $5.0 million, respectively.

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

As of August 31, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $14.2 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $0.5 million and $0.5 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

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

As of August 31, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $171.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $163.4 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.2 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.06 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $3.8 million and $3.8 million, respectively, of interest expense, $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.1 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

4.35% 2027 Notes

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million. Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the 4.35% 2027 Notes

As of August 31, 2025, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $71.2 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.03 million and $0.03 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.06 million, respectively, of amortization of on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

As of August 31, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $105.0 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $3.2 million and $3.2 million, respectively, of interest expense, $0.4 million and $0.4 million, respectively, of amortization of deferred financial costs and $0.02 million and $0.02 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

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

As of August 31, 2025, the total amount of 7.00% 2025 Notes outstanding was $12.0 million. The 7.00% 2025 Notes are not listed. The carrying amount of the outstanding 7.00% 2025 Notes had a fair value of $12.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 7.00% 2025 Notes was $12.0 million and $11.8 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense, $0.04 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.04 million and $0.03 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $0.4 million and $0.4 million, respectively, of interest expense, $0.07 million and $0.07 million, respectively, of amortization of deferred financial costs and $0.07 million and $0.06 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the average dollar amount of 7.00% 2025 Notes outstanding was $12.0 million and $12.0 million, respectively.

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

As of August 31, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.9 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $1.8 million and $1.8 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively

8.125% 2027 Notes

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.9 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note

As of August 31, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.6 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $2.5 million and $2.5 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

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

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $0.0 million and $0.4 million, respectively, of interest expense, $0.00 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.00 million and $0.03 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024 the average dollar amount of 8.75% 2025 Notes outstanding was $0.0 million and $20.0 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $0.1 million and $0.9 million, respectively, of interest expense, $0.01 million and $0.05 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.05 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024 the average dollar amount of 8.75% 2025 Notes outstanding was $3.3 million and $20.0 million, respectively.

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

As of August 31, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of August 31, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.6 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2025 and August 31, 2024 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million, respectively.

For the six months ended August 31, 2025 and August 31, 2024, the Company recorded $2.4 million and $2.4 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2025 and August 31, 2024 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million, respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Encina Lender Finance, LLC
Fiscal year 2026 (as of August 31, 2025)	$32,500	$1,666		N/A
Fiscal year 2025 (as of February 28, 2025)	$32,500	$1,629	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2026 (as of August 31, 2025)	$37,500	$1,666		N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2026 (as of August 31, 2025)	$-	-	-	N/A	(18)
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2026 (as of August 31, 2025)	$12,000	$1,666		$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$12,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	-	-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.75% Notes due 2025
Fiscal year 2026 (as of August 31, 2025)	$-	$-	-	N/A	(19)
Fiscal year 2025 (as of February 28, 2025)	$5,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2026 (as of August 31, 2025)	$175,000	$1,666	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$175,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2026 (as of August 31, 2025)	$75,000	$1,666	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$75,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2026 (as of August 31, 2025)	$105,500	$1,666	-	$24.62	(15)
Fiscal year 2025 (as of February 28, 2025)	$105,500	$1,629	-	$24.36	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2026 (as of August 31, 2025)	$15,000	$1,666	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$15,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2026 (as of August 31, 2025)	$46,000	$1,666		$25.50	(15)
Fiscal year 2025 (as of February 28, 2025)	$46,000	$1,629	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2026 (as of August 31, 2025)	$60,375	$1,666	-	$25.37	(15)
Fiscal year 2025 (as of February 28, 2025)	$60,375	$1,629	-	$25.27	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2026 (as of August 31, 2025)	$57,500	$1,666	-	$25.37	(17)
Fiscal year 2025 (as of February 28, 2025)	$57,500	$1,629	-	$25.47	(17)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(17)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.
(3)	Total amount of senior securities outstanding at the end of the period presented.
(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.
(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(6)	Not applicable for credit facility because not registered for public trading.
(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.
(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.
(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.
(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.
(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.
(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.
(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.
(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.
(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.
(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.
(18)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.
(19)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$32,500	$32,500	$-	$-	$-
Live Oak credit facility	37,500	-	37,500	-	-
SBA debentures	170,000	-	-	20,000	150,000
7.00% 2025 Notes	12,000	12,000	-	-	-
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
Total Long-Term Debt Obligations	$786,375	$219,500	$396,875	$20,000	$150,000

Off-Balance Sheet Arrangements

As of August 31, 2025 and February 28, 2025, the Company’s off-balance sheet arrangements consisted of $96.2 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2025 and February 28, 2025 is shown in the table below (dollars in thousands):

	August 31, 2025	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	-	23,500
Ascend Software, LLC	-	5,000
C2 Educational Systems	-	2,000
Davisware, LLC	-	1,000
JDXpert	4,500	4,500
Lee’s Famous Recipe Chicken	10,000	10,000
Pepper Palace, Inc.	1,200	1,200
Procurement Partners, LLC	-	-
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
VetnCare MSO, LLC	10,000	10,000
StockIQ Technologies, LLC	5,000	-
Total	$49,248	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	1,000	1,500
BQE Software, Inc.	250	2,250
Cloudpermit Intermediate Holding Company	5,000	5,000
Davisware, LLC	-	1,750
Exigo, LLC - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	-	11,637
Innergy, Inc.	5,000	5,000
Inspect Point Holding, LLC	2,000	1,500
Modis Dental Partners OpCo, LLC	4,500	8,900
Pepper Palace, Inc. - Revolver	-	600
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	6,709	7,319
StockIQ Technologies, LLC	2,000	-
SmartAC.com, Inc.	17,000	-
	46,965	50,938
Total	$96,213	$126,686

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2025, the Company had cash and cash equivalents of $105.7 million, $32.5 million in available borrowings under the Encina Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility.

Note 10. Directors Fees

The independent directors of the Company’s board of directors each receive an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors and officers liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended August 31, 2025 and August 31, 2024, the Company incurred $0.1 million and $0.1 million for directors fees and expenses, respectively. For the six months ended August 31, 2025 and August 31, 2024, the Company incurred $0.3 million and $0.2 million for directors fees and expenses, respectively. As of August 31, 2025 and February 28, 2025, $0.0 million and $0.0 million in directors fees and expenses were accrued and unpaid, respectively. As of August 31, 2025, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 7, 2025, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2026. As of August 31, 2025, the Company had purchased 1,035,203 shares of common stock, at an average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and six months ended August 31, 2025, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

Equity ATM Program

On March 16, 2017, the Company entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), through which the Company offered for sale, from time to time, up to $30.0 million of the Company’s common stock through an ATM offering. Subsequent to this, BB&T Capital Markets and B. Riley FBR, Inc. were also added to the agreement. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, the Company had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On July 30, 2021, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg and Compass Point Research and Trading, LLC (“Compass Point”), through which the Company may offer for sale, from time to time, up to $150.0 million of the Company’s common stock through the Agents (as defined below), or to them, as principal for their account (the “ATM Program”).

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

As of August 31, 2025, the Company sold 8,532,953 shares for gross proceeds of $225.7 million at an average price of $26.37 for aggregate net proceeds of $224.0 million (net of transaction costs). During the three months ended August 31, 2025, the Company sold 443,406 shares for gross proceeds of $11.4 million at an average price of $25.61 for aggregate net proceeds of $11.4 million (net of transaction costs). During the six months ended August 31, 2025, the Company sold 688,237 shares for gross proceeds of $17.8 million at an average price of $25.86 for aggregate net proceeds of $17.8 million (net of transaction costs).

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offfering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,327	2,327
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779,040)	779,040	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	45,490	45	987,527	-	987,572
Offering costs	-	-	-	-	-
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082
Increase (Decrease) from Operations:
Net investment income	-	-	-	18,197,398	18,197,398
Net realized gain (loss) from investments	-	-	-	(33,448,727)	(33,448,727)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	28,728,155	28,728,155
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(159,187)	(159,187)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,137,233)	(10,137,233)
Capital Share Transactions:
Stock dividend distribution	46,803	47	1,018,307	-	1,018,354
Balance at August 31, 2024	$13,745,769	$13,746	$373,087,033	$(1,046,937)	$372,053,842

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,435,655	12,435,655
Net realized gain (loss) from investments	-	-	-	5,444,745	5,444,745
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,918,583)	(8,918,583)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(126,875)	(126,875)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,171,868)	(10,171,868)
Capital Share Transactions:
Proceeds from issuance of common stock	108,438	108	2,777,318	-	2,777,426
Capital contribution from Manager	-	-	199,652	-	199,652
Stock dividend distribution	54,999	55	1,214,181	-	1,214,236
Offering costs	-	-	(42,575)	-	(42,575)
Balance at November 30, 2024	$13,909,206	$13,909	$377,235,609	$(2,383,863)	$374,865,655
Increase (Decrease) from Operations:
Net investment income	-	-	-	8,034,545	8,034,545
Net realized gain (loss) from investments	-	-	-	7,169,655	7,169,655
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	(800,452)	(800,452)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,766,637)	(14,766,637)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(313,873)	(313,873)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(15,548,742)	(15,548,742)
Capital Share Transactions:
Proceeds from issuance of common stock	1,192,400	1,193	30,223,409	-	30,224,602
Capital contribution from Manager	-	-	2,152,115	-	2,152,115
Stock dividend distribution	81,472	81	1,857,389	-	1,857,470
Offering costs	-	-	(208,870)	-	(208,870)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	1,653,945	(1,653,945)	-
Balance at February 28, 2025	$15,183,078	$15,183	$412,913,597	$(20,263,312)	$392,665,468

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	10,142,033	10,142,033
Net realized gain (loss) from investments	-	-	-	2,901,339	2,901,339
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	943,977	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(55,085)	(55,085)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(18,980,079)	(18,980,079)
Capital Share Transactions:
Proceeds from issuance of common stock	244,831	245	6,143,575	-	6,143,820
Capital contribution from Manager	-	-	297,770	-	297,770
Stock dividend distribution	101,482	101	2,312,052	-	2,312,153
Offering costs	-	-	(2,080)	-	(2,080)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at May 31, 2025	$15,529,391	$15,529	$421,664,914	$(25,311,127)	$396,369,316
Net investment income	-	-	-	9,080,732	9,080,732
Net realized gain (loss) from investments	-	-	-	52,691	52,691
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,727,713	3,727,713
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	423,998	423,998
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(11,797,313)	(11,797,313)
Capital Share Transactions:
Proceeds from issuance of common stock	443,406	443	11,101,401	-	11,101,844
Capital contribution from Manager	-	-	271,552	-	271,552
Stock dividend distribution	54,515	55	1,289,733	-	1,289,788
Offering costs	-	-	(20,753)	-	(20,753)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at August 31, 2025	$16,027,312	$16,027	$434,306,847	$(23,823,306)	$410,499,568

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and six months ended August 31, 2025 and August 31, 2024 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Net increase (decrease) in net assets resulting from operations	$13,285	$13,318	$27,217	$19,928
Weighted average common shares outstanding	15,775,387	13,726,142	15,560,114	13,704,759
Weighted average earnings (loss) per common share	$0.84	$0.97	$1.75	$1.45

Note 13. Dividend

The following table summarizes dividends declared for the six months ended August 31, 2025 (dollars in thousands except per share amounts):

			Amount	Total
Date Declared	Record Date	Payment Date	Per Share	Amount*
March 6, 2025	March 6, 2025	March 25, 2025	$0.74	$11,303
April 8, 2025	April 8, 2025	April 24, 2025	0.25	3,836
May 6, 2025	May 6, 2025	May 22, 2025	0.25	3,841
June 5, 2025	June 5, 2025	June 24, 2025	0.25	3,892
July 8, 2025	July 8, 2025	July 24,2025	0.25	3,917
August 6, 2025	August 6, 2025	August 21, 2025	0.25	3,988
Total dividends declared			$1.99	$30,777

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
August 22, 2024	September 11, 2024	September 26, 2024	$0.74	$10,172
May 23, 2024	June 13, 2024	June 27, 2024	0.74	10,137
Total dividends declared			$1.48	$20,309

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2025 and August 31, 2024:

Per share data	August 31, 2025	August 31, 2024
Net asset value at beginning of period	$25.86	$27.12
Net investment income(1)	1.24	2.37
Net realized and unrealized gain and losses on investments(1)	0.51	(0.92)
Net increase in net assets resulting from operations	1.75	1.45
Distributions declared from net investment income	(1.99)	(1.47)
Total distributions to stockholders	(1.99)	(1.47)
Issuance of common stock at net asset value (2)	(0.04)	-
Capital contribution from Manager for the issuance of common stock (14)	0.04	-
Repurchases of common stock(3)	-	-
Dilution(4)	(0.01)	(0.03)
Net asset value at end of period	$25.61	$27.07
Net assets at end of period	$410,499,568	$372,053,842
Shares outstanding at end of period	16,027,312	13,745,769
Per share market value at end of period	$25.54	$23.57
Total return based on market value(5)(6)	4.79%	6.70%
Total return based on net asset value(5)(7)	7.52%	6.68%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	10.72%	19.60%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	6.90%	8.16%
Ratio of incentive management fees to average net assets(5)	1.20%	2.20%
Ratio of interest and debt financing expenses to average net assets(9)	12.32%	13.99%
Ratio of total expenses and income taxes to average net assets*(8)	20.42%	24.35%
Portfolio turnover rate(5)(10)	9.68%	3.84%
Asset coverage ratio per unit(11)	1,666	1,596
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.62	$24.18
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.50	$25.11
8.125% Notes Payable 2027	$25.37	$25.20
8.50% Notes Payable 2028	$25.37	$25.34

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized, except for income taxes
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.
(14)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Subsequent Events

On September 24, 2025, the Company completed the first refinancing of the Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. This refinancing, among other things, extended the Saratoga CLO investment period to October 2028. As part of this refinancing, the Company purchased $10.0 million of the SLF 2022-1 Class E Notes tranche at par. Concurrently, the existing $12.25 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to Saratoga Senior Loan Fund I JV LLC.

On September 11, 2025, the Company declared the following dividends for the quarter ended November 30, 2025. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
September 2025	$0.25	October 7, 2025	October 23, 2025
October 2025	$0.25	November 4, 2025	November 20, 2025
November 2025	$0.25	December 2, 2025	December 18, 2025

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and uncertainty relating to the interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	interest rate volatility, including the uncertainty relating to the interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;

●	the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. With all debentures repaid to the SBA, SBIC LP’s (“SBIC LP”) license was surrendered on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provided $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed-rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of August 31, 2025, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of August 31, 2025 and February 28, 2025, our investment in the unsecured note of SLF JV had a fair value of $16.8 million and $16.5 million, respectively, and our investment in the membership interests of SLF JV had a fair value of $2.9 million and $3.1 million, respectively.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

We have determined that SLF JV is an investment company under (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”); however, in accordance with such guidance we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as we and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, FASB ASC Topic 810, Consolidation (“ASC 810”), concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, we do not consolidate SLF JV.

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.50% of the Class E Notes from SLF 2022 with a par value of $12.25 million. As of August 31, 2025 and February 28, 2025, the fair value of these Class E Notes were $12.3 million and $12.3 million, respectively.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors (the “Manager” or “Saratoga Investment Advisors”), the audit committee of our board of directors and a third-party independent valuation firm. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which we determine a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

Interest income on our investment in Saratoga CLO is recorded using the effective interest method in accordance with the provisions of FASB ASC Topic 325-40, Investments—Other, Beneficial Interests in Securitized Financial Assets, based on the anticipated yield and the estimated cash flows over the projected life of the investment. Yields are revised when there are changes in actual or estimated cash flows due to changes in prepayments and/or re-investments, credit losses or asset pricing. Changes in estimated yield are recognized as an adjustment to the estimated yield over the remaining life of the investment from the date the estimated yield was changed.

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

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors and officers insurance, fees paid to directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”) and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Manager for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Manager payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Manager payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors and officers errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated information on income taxes paid. This amended guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to early adopt this provision as of the date of the financial statements contained in this report. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. Early adoption permitted. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures and do not believe it will have a material impact on its consolidated financial statements or its disclosures.

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2025	February 28, 2025
	($ in millions)
Number of investments(1)	101	135
Number of portfolio companies(2)	44	48
Average investment per portfolio company(2)	$20.6	$20.1
Average investment size(1)	$9.2	$7.2
Weighted average maturity(3)	2.4 yrs	2.2 yrs
Number of industries (5)	39	41
Non-performing or delinquent investments (fair value)	$1.8	$2.6
Fixed rate debt (% of interest earning portfolio)(3)	$9.8(1.2)%	$26.1(3.0)%
Fixed rate debt (weighted average current coupon)(3)	8.3%	7.4%
Floating rate debt (% of interest earning portfolio)(3)	$836.5(98.8)%	$850.5(97.0)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	6.9%	7.2%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO, and our investments in BBB and BB CLO Debt.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV, the Class E Note tranche of the SLF 2022 and our investments in BB and BBB CLO debt.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV, the Class E Note tranche of the SLF 2022 and our investments in BB and BBB CLO debt.
(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, the unsecured notes and equity interests in the SLF JV, the Class E Note tranche of the SLF 2022 and the BB and BBB CLO debt securities are included in Structured Finance Securities industry.

During the three months ended August 31, 2025, we invested $52.2 million in new and existing portfolio companies and had $29.8 million in aggregate amount of exits and repayments resulting in net investments of $22.4 million for the period. During the three months ended August 31, 2024, we invested $2.6 million in new and existing portfolio companies and had $60.1 million in aggregate amount of exits and repayments resulting in net repayments of $(57.5) million for the period.

During the six months ended August 31, 2025, we invested $102.3 million in new and existing portfolio companies and had $94.9 million in aggregate amount of exits and repayments resulting in net investments of $7.4 million for the period. During the six months ended August 31, 2024, we invested $41.9 million in new and existing portfolio companies and had $135.8 million in aggregate amount of exits and repayments resulting in net repayments of $(93.9) million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2025: and February 28, 2025: at fair value was as follows:

	August 31, 2025		February 28, 2025
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	84.3%	11.0%	88.7%	11.3%
Second lien term loans	0.7	16.9	0.7	16.7
Unsecured term loans	1.7	10.5	1.7	10.7
Structured finance securities	5.4	12.2	1.5	19.9
Equity interests	7.9	-	7.4	-
Total	100.0%	10.4%	100.0%	10.8%

At August 31, 2025, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.1 million and constituted 0.01% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2025 and February 28, 2025, was composed of $462.9 million and $527.1 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2025, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2025, $415.4 million or 96.7% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and 10 Saratoga CLO portfolio investments were in default with a fair value of $11.5 million. At February 28, 2025, $484.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and eight of the Saratoga CLO portfolio investments were in default with a fair value of $4.4 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2025 and February 28, 2025 was as follows:

Saratoga Investment Corp.

	August 31, 2025		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$900,920	90.5%	$890,437	91.0%
Yellow	1,303	0.1	1,086	0.1
Red	1,847	0.2	1,547	0.2
N/A(1)	91,226	9.2	85,008	8.7
Total	$995,295	100.0%	$978,078	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and BB and BBB CLO debt securities.

The CMR distribution of Saratoga CLO investments at August 31, 2025 and February 28, 2025 was as follows:

Saratoga CLO

	August 31, 2025		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$393,775	91.7%	$446,859	90.8%
Yellow	21,644	5.0	37,453	7.6
Red	11,499	2.7	6,198	1.3
N/A(1)	2,574	0.6	1,685	0.3
Total	$429,492	100.0%	$492,195	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2025 and February 28, 2025:

Saratoga Investment Corp.

	August 31, 2025		February 28, 2025
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$96,671	9.7%	$85,149	8.5%
Structured Finance Securities(1)	73,026	7.3	34,387	3.5
Consumer Services	59,257	6.0	59,439	6.1
HVAC Services and Sales	53,325	5.4	57,458	5.9
Real Estate Services	51,875	5.2	51,750	5.3
Healthcare Software	45,884	4.6	45,986	4.7
Research Software	36,940	3.7	26,280	2.7
Mental Healthcare Services	32,562	3.3	32,405	3.3
Education Services	32,189	3.2	27,533	2.8
Education Software	32,000	3.2	41,595	4.3
Custom Millwork Software	31,898	3.2	31,722	3.2
Restaurant	31,740	3.2	31,600	3.2
Dental Practice Management	31,196	3.1	35,159	3.6
Municipal Government Software	30,340	3.0	29,720	3.0
Employee Collaboration Software	28,082	2.8	27,179	2.8
Talent Acquisition Software	27,392	2.8	27,334	2.8
Financial Services	26,294	2.7	26,302	2.7
Architecture & Engineering Software	25,253	2.6	25,293	2.6
Health/Fitness Franchisor	24,957	2.5	28,453	2.9
Direct Selling Software	23,852	2.4	24,064	2.5
Mentoring Software	21,061	2.1	22,027	2.3
Insurance Software	20,983	2.1	20,345	2.1
IT Services	19,365	1.9	18,810	1.9
Marketing Orchestration Software	18,311	1.8	18,444	1.9
Fire Inspection Business Software	18,047	1.8	10,178	1.0
Corporate Education Software	17,763	1.8	17,346	1.8
Alternative Investment Management Software	14,323	1.5	11,576	1.2
Veterinary Services	13,358	1.3	12,667	1.3
Lead Management Software	11,526	1.2	11,641	1.2
HVAC Monitoring Devices	10,940	1.1	-	0.0
Supply Chain Planning Software	10,113	1.0	-	0.0
Industrial Products	9,564	1.0	9,404	1.0
Office Supplies	5,339	0.5	5,339	0.5
Cyber Security	3,857	0.4	3,517	0.4
Staffing Services	2,403	0.2	3,426	0.4
Specialty Food Retailer	1,847	0.2	1,546	0.2
Association Management Software	1,762	0.2	24,850	2.5
Non-profit Services	-	0.0	16,470	1.7
Financial Services Software	-	0.0	9,933	1.0
Field Service Management	-	0.0	11,751	1.2
Total	$995,295	100.0%	$978,078	100.0%

(1)	As of August 31, 2025 and February 28, 2025, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, E-Notes of SLF 2022, and BB and BBB CLO debt securities.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2025 and February 28, 2025:

Saratoga CLO

	August 31, 2025		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$80,073	18.6%	$101,194	20.9%
Services: Business	41,872	9.7	46,915	9.5
High Tech Industries	34,570	8.0	39,950	8.1
Services: Consumer	23,994	5.6	26,923	5.5
Chemicals, Plastics, & Rubber	22,475	5.2	25,268	5.1
Healthcare & Pharmaceuticals	21,984	5.1	26,032	5.3
Retail	21,807	5.1	22,306	4.5
Hotel, Gaming & Leisure	16,762	3.9	16,900	3.4
Media: Advertising, Printing & Publishing	14,361	3.3	17,309	3.4
Consumer Goods: Durable	14,344	3.3	14,008	2.7
Automotive	13,747	3.2	16,730	3.4
Telecommunications	13,656	3.2	19,475	4.0
Beverage, Food & Tobacco	12,574	2.9	12,920	2.6
Construction & Building	12,215	2.8	13,129	2.7
Containers, Packaging & Glass	10,975	2.6	13,522	2.7
Consumer goods: Non-durable	9,822	2.3	10,571	2.1
Aerospace & Defense	7,950	1.9	8,353	1.7
Wholesale	7,590	1.8	8,061	1.6
Transportation: Cargo	6,599	1.5	7,153	1.5
Utilities: Oil & Gas	6,381	1.6	6,417	1.3
Media: Broadcasting & Subscription	6,349	1.6	7,069	1.4
Capital Equipment	4,712	1.1	4,739	1.0
Media: Diversified & Production	4,426	1.0	6,286	1.3
Forest Products & Paper	4,066	0.9	4,408	0.9
Transportation: Consumer	3,673	0.9	3,727	0.8
Energy: Electricity	3,296	0.8	3,306	0.7
Energy: Oil & Gas	3,028	0.7	3,012	0.6
Environmental Industries	2,307	0.5	2,588	0.5
Utilities: Electric	1,988	0.5	1,988	0.4
Metals & Mining	1,897	0.4	1,936	0.4
Total	$429,493	100.0%	$492,195	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2025 and February 28, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2025		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$359,902	36.2%	$364,944	37.3%
Southeast	206,361	20.7	234,144	23.9
Northeast	127,614	12.8	128,787	13.2
West	116,047	11.7	120,361	12.3
Southwest	79,247	8.0	63,278	6.5
International/Other	19,365	1.9	18,810	1.9
Other(1)	86,759	8.7	47,754	4.9
Total	$995,295	100.0%	$978,078	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes and equity interests in the SLF JV, foreign investments the BB and BBB CLO debt securities.

Results of operations

Operating results for the three and six months ended August 31, 2025 and August 31, 2024 was as follows:

	For the three months ended		For the six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	($ in thousands)
Total investment income	$30,626	$43,003	$62,944	$81,682
Total operating expenses	21,545	24,806	43,722	49,149
Net investment income	9,081	18,197	19,222	32,533
Net realized gain (loss) from investments	53	(33,449)	2,954	(54,644)
Net change in unrealized appreciation (depreciation) on investments	3,727	28,728	4,672	42,660
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	424	(158)	369	(621)
Net increase (decrease) in net assets resulting from operations	$13,285	$13,318	$27,217	$19,928

Investment income

The composition of our investment income for three and six months ended August 31, 2025 and August 31, 2024 was as follows:

	For the three months ended		For the six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	($ in thousands)
Interest from investments	$26,377	$39,365	$54,381	$73,672
Interest from cash and cash equivalents	2,360	1,671	4,388	2,296
Management fee income	664	792	1,369	1,597
Dividend Income	1,031	1,078	2,030	2,625
Structuring and advisory fee income	222	35	486	446
Other income	(28)	62	291	1,047
Total investment income	$30,626	$43,003	$62,945	$81,683

For the three months ended August 31, 2025, total investment income decreased $12.4 million, or 28.8%, to $30.6 million from $43.0 million for the three months ended August 31, 2024. Interest income from investments decreased $13.0 million, or 33.0%, to $26.4 million for the three months ended August 31, 2025 from $39.4 million for the three months ended August 31, 2024. Interest income from investments decreased due to the (i) non-recurrence of $7.9 million interest income related to our Knowland investment recognized last year that was previously on non-accrual, and (ii) decrease of $45.4 million, or 4.4%, in total investments at August 31, 2025 from $1,040.7 million at August 31, 2024 to $995.3 million as of August 31, 2025, combined with the decrease in the weighted average current yield on investments to 10.4%, down from 11.5% at August 31, 2024, primarily due to the reduction in SOFR base rates during this period.

For the six months ended August 31, 2025, total investment income decreased $18.7 million, or 22.9%, to $62.9 million from $81.7 million for the six months ended August 31, 2024. Interest income from investments decreased $19.3 million, or 26.2%, to $54.4 million for the six months ended August 31, 2025 from $73.7 million for the six months ended August 31, 2024. Interest income from investments decreased due to the (i) non-recurrence of $7.9 million interest income related to our Knowland investment recognized last year that was previously on non-accrual, and (ii) decrease of the weighted average current yield on investments to 10.4% as of August 31, 2025, down from 11.5% at August 31, 2024, primarily due to the reduction in SOFR base rates during this period.

For the three and six months ended August 31, 2025 and August 31, 2024, total PIK income was $0.8 million and $1.6 million, respectively and $1.9 million and $2.5 million, respectively.

For the three months ended August 31, 2025 and August 31, 2024, interest from cash and cash equivalents was $2.4 million and $1.7 million, respectively. The increase of $0.7 million was due to increased cash and cash equivalents balances during this period as compared to last year, reflecting the significant levels of repayments experienced during this period.

For the six months ended August 31, 2025 and August 31, 2024, interest from cash and cash equivalents was $4.4 million and $2.3 million, respectively. The increase of $2.1 million was due to increased cash and cash equivalents balances during this period as compared to last year, reflecting the significant levels of repayments experienced during this period.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2025 and August 31, 2024, total management fee income was $0.7 million and $0.8 million, respectively. For the six months ended August 31, 2025 and 2024, total management fee income was $1.4 million and $1.6 million, respectively.

For the three and six months ended August 31, 2025 and August 31, 2024, total dividend income was $1.0 million and $1.1 million, respectively and $2.0 million and $2.6 million. Dividends received are recorded in the consolidated statements of operations when earned, and the decrease primarily reflects lower dividend income of $0.9 million and $1.3 million, respectively, received on our membership interest in SLF JV during the three and six months ended August 31, 2025 as compared to the three and six months ended August 31, 2024.

For the three and six months ended August 31, 2025 and August 31, 2024, total structuring and advisory fee income was $0.2 million and $0.0 million, respectively and $0.5 million and $0.4 million. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and six months ended August 31, 2025 and August 31, 2024, other income was $0.0 million and $0.1 million, respectively and $0.3 million and $1.0 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2025 and August 31, 2024 was as follows:

	For the three months ended		For the six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	($ in thousands)
Interest and debt financing expenses	$12,372	$13,129	$24,824	$26,091
Base management fees	4,374	4,766	8,708	9,749
Incentive management fees expense (benefit)	2,271	4,550	4,808	8,135
Professional fees	650	126	1,349	1,125
Administrator expenses	1,283	1,133	2,533	2,208
Insurance	74	78	149	155
Directors fees and expenses	119	80	250	193
General & administrative and other expenses	413	822	1,058	1,431
Income tax expense (benefit)	(11)	122	43	62
Total operating expenses	$21,545	$24,806	$43,722	$49,149

For the three months ended August 31, 2025, total operating expenses decreased $3.3 million, or 13.2%, compared to the three months ended August 31, 2024. For the six months ended August 31, 2025, total operating expenses decreased $5.4, or 11.0%, compared to the six months ended August 31, 2024.

For the three months ended August 31, 2025, interest and debt financing expenses decreased $0.8 million, or 5.8%, compared to the three months ended August 31, 2024. The decrease is primarily attributable to a decrease of 5.8% in average outstanding debt from $836.9 million for the three months ended August 31, 2024 to $788.4 million for the three months ended August 31, 2025. For the six months ended August 31, 2025, interest and debt financing expenses decreased $1.3 million, or 3.9% compared to the six months ended August 31, 2024. The decrease is primarily attributable to a decrease of 5.3% in average outstanding debt from $835.0 million for the six months ended August 31, 2024 to $790.6 million for the six months ended August 31, 2025.

For the three and six months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on our outstanding indebtedness was 5.57% and 6.06%, respectively and 5.58% and 6.06%, respectively.

As of August 31, 2025 and February 28, 2025, the SBA debentures represented 21.6% and 21.4% of overall debt, respectively.

For the three months ended August 31, 2025, base management fees decreased $0.4 million, or 8.2%, from $4.8 million to $4.4 million compared to the three months ended August 31, 2024. The decrease in base management fees results from the 8.2 % decrease in the average value of our total assets, less cash and cash equivalents, from $1,080.6 million for the three months ended August 31, 2024 to $991.7 million for the three months ended August 31, 2025.

For the six months ended August 31, 2025, base management fees decreased $1.0 million, or 10.7%, from $9.7 million to $8.7 million compared to the six months ended August 31, 2024. The decrease in base management fees results from the 10.7% decrease in the average value of our total assets, less cash and cash equivalents, from $1,105.1 million for the six months ended August 31, 2024 to $987.0 million for the six months ended August 31, 2025.

For the three months ended August 31, 2025, incentive management fees decreased $2.3 million to $2.3 million, or 50.4%, compared to $4.6 million the three months ended August 31, 2024. The incentive fee on income decreased from $4.6 million to $2.3 million for the three months ended August 31, 2024 and 2025, respectively, reflecting the decrease in net investment income during the three months ended August 31, 2025 as compared to the three months ended August 31, 2024. The incentive fee on capital gains remained unchanged at $0.8 million for both the three months ended August 31, 2024 and August 31, 2025, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the six months ended August 31, 2025, incentive management fees decreased $3.3 million to $4.8 million, or 41.1%, compared to $8.1 million the six months ended August 31, 2024. The incentive fee on income decreased from $8.1 million to $4.8 million for the six months ended August 31, 2024 and 2025, respectively, reflecting the decrease in net investment income during the six months ended August 31, 2025 as compared to the six months ended August 31, 2024. The incentive fee on capital gains remained unchanged at $0.0 million for both the six months ended August 31, 2024 and August 31, 2025, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three months ended August 31, 2025, professional fees increased $0.5 million, or 416.3% compared to the three months ended August 31, 2024.

For the six months ended August 31, 2025, professional fees increased $0.2 million, or 19.9% compared to the six months ended August 31, 2024.

For the three months ended August 31, 2025, administrator expenses increased $0.2 million, or 13.2% compared to the three months ended August 31, 2024, reflecting the contractual changes to the administrator agreement cap.

For the six months ended August 31, 2025, administrator expenses increased $0.3 million, or 14.7% compared to the six months ended August 31, 2024, reflecting the contractual changes to the administrator agreement cap.

For the three months ended August 31, 2025, general and administrative expenses decreased $0.4 million, or 49.8% compared to the three months ended August 31, 2024.

For the six months ended August 31, 2025, general and administrative expenses increased $0.4 million, or 26.0% compared to the six months ended August 31, 2024.

As discussed above, the decrease in interest and debt financing expenses for the three months ended August 31, 2025 compared to the three months ended August 31, 2024 is primarily attributable to a decrease in the overall average dollar amount of outstanding debt. For the three months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding under the Encina Credit Facility was $32.5 million and $32.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 8.9% and 9.9%, respectively. For the three months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding under the Live Oak Credit Facility was $37.5 million and $19.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 8.5% and 9.6%, respectively. For the three months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding of SBA debentures was $170.0 million and $214.0 million, respectively. For the three months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.0% and 3.3%, respectively. For the three months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding of our Notes Payable was $546.4 million and $571.4 million, respectively. For the three months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the Notes Payable was 5.96% and 6.06%, respectively.

As discussed above, the decrease in interest and debt financing expenses for the six months ended August 31, 2025 compared to the six months ended August 31, 2024 is primarily attributable to a decrease in the overall average dollar amount of outstanding debt. For the six months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding under the Encina Credit Facility was $32.5 million and $33.6 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 8.9% and 9.9%, respectively. For the six months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding under the Live Oak Credit Facility was $35.0 million and $16.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 8.5% and 9.5%, respectively. For the six months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding of SBA debentures was $170.0 million and $214.0 million, respectively. For the six months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.0% and 3.4%, respectively. For the six months ended August 31, 2025 and August 31, 2024, the average borrowings outstanding of our Notes Payable was $546.4 million and $571.4 million, respectively. For the six months ended August 31, 2025 and August 31, 2024, the weighted average interest rate on the Notes Payable was 6.0% and 6.1%, respectively.

The weighted average dollar amount of our unsecured notes for the three and six months ended August 31, 2025 and August 31, 2024 was as follows:

	For the three months ended		For the six months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	($ in thousands)
7.75% 2025 Notes	$-	$5.0	$5.0	$5.0
6.25% 2027 Notes	15.0	15.0	15.0	15.0
4.375% 2026 Notes	175.0	175.0	175.0	175.0
4.35% 2027 Notes	75.0	75.0	75.0	75.0
6.00% 2027 Notes	105.5	105.5	105.5	105.5
7.00% 2025 Notes	12.0	12.0	12.0	12.0
8.00% 2027 Notes	46.0	46.0	46.0	46.0
8.125% 2027 Notes	60.4	60.4	60.4	60.4
8.75% 2024 Notes	-	20.0	0.0	20.0
8.50% 2028 Notes	57.5	57.5	57.5	57.5

For the three and six months ended August 31, 2025 and August 31, 2024, there were income tax expense (benefits) of ($.01) million and $0.1 million, respectively and $.04 million and $0.1 million This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2025, we had $29.8 million of sales, repayments, exits or restructurings resulting in $0.05 million of net realized gains. For the six months ended August 31, 2025, we had $94.9 million of sales, repayments, exits or restructurings resulting in $3.0 million of net realized gains.

The most significant cumulative net change in realized gains (losses) for the six months ended August 31, 2025 were the following (dollars in thousands):

Six Months ended August 31, 2025

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
HemaTerra Holdings Company, LLC	First Lien Term Loan & Equity Interests	$-	$(97)	$97
Identity Automation Systems	First Lien Term Loan & Equity Interests	(2,570)	(4,735)	2,166
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	(638)	638

We received escrow payments from the prior sales of our investments in HemaTerra Holdings Company, LLC and Netreo Holdings, LLC.

The $2.2 million of net realized gains was from the sale of the equity positions in our Identity Automation Systems investment.

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

Net change in unrealized appreciation (depreciation) on investments

For the six months ended August 31, 2025, our investments had a net change in unrealized appreciation of $4.7 million compared to a net change in unrealized depreciation of $42.7 million for the six months ended August 31, 2024.

The most significant cumulative net change in unrealized appreciation (depreciation) for the six months ended August 31, 2025 were the following (dollars in thousands):

Six Months ended August 31, 2025

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Zollege PBC	First Lien Term Loan & Equity Interests	$2,098	$8,610	$6,512	$4,595
Identity Automation Systems	First Lien Term Loan & Equity Interests	-	-	-	(1,108)
Avionte Holdings	Equity Interests	100	2,403	2,303	(1,024)

The $4.6 million net change in unrealized appreciation in our investment in Zollege PBC was driven by improved Company performance.

The $1.1 million net change in unrealized depreciation in our investment in Identity Automation Systems was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gain.

The $1.1 million net change in unrealized depreciation in our investment in Avionte Holdings was driven by a change in the industry multiple.

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

The $14.3 million net change in unrealized appreciation in our investment in Zollege PBC was driven by the restructuring of the investment, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $4.7 million of net change in unrealized depreciation in our investment in Artemis Wax Corp. was driven by a decline in company performance, overall market conditions and capital structure changes.

The $3.8 million net change in unrealized depreciation in our investment in Saratoga Senior Loan Fund I, JV, LLC was driven by the impact of overall market conditions.

The $3.8 million net change in unrealized appreciation in our investment in Netreo Holdings, LLC was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized depreciation reclassified to realized loss.

The $3.6 million net change in unrealized depreciation in our investment in Saratoga Investment Corp. CLO 2013-1, Ltd. was driven by the quarterly cash distribution, as well as a reduction in the carrying value of certain defaulted loans in the portfolio, as well as overall market conditions.

The $3.5 million of net change in unrealized depreciation in our investment in ARC Health OpCo LLC was driven by declines in company performance and capital structure changes.

The $2.7 million net change in unrealized depreciation in our investment in Invita (fka HemaTerra Holding Company, LLC) was driven by strong financial results and market factors.

The $2.0 million net change in unrealized appreciation in our investment in Axero Holdings, LLC was driven by strong financial performance.

The $1.0 million of net change in unrealized depreciation in our investment in ETU Holdings, Inc. was driven by a decline in company performance and overall market conditions.

Changes in net assets resulting from operations

For the three months ended August 31, 2025, we recorded a net increase in net assets resulting from operations of $13.3 million. Based on 15,775,387 weighted average common shares outstanding as of August 31, 2025, our per share net increase in net assets resulting from operations was $0.84 for the three months ended August 31, 2025. For the three months ended August 31, 2024, we recorded a net increase in net assets resulting from operations of $13.3 million. Based on 13,726,142 weighted average common shares outstanding as of August 31, 2024, our per share net increase in net assets resulting from operations was $0.97 for the three months ended August 31, 2024.

For the six months ended August 31, 2025, we recorded a net increase in net assets resulting from operations of $27.2 million. Based on 15,560,114 weighted average common shares outstanding as of August 31, 2025, our per share net increase in net assets resulting from operations was $1.75 for the six months ended August 31, 2025. For the six months ended August 31, 2024, we recorded a net increase in net assets resulting from operations of $19.9 million. Based on 13,704,759 weighted average common shares outstanding as of August 31, 2024, our per share net increase in net assets resulting from operations was $1.45 for the six months ended August 31, 2024.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 166.6% as of August 31, 2025 and 162.9% as of February 28, 2025. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

Covenants; Representations and Warranties; Events of Default. The Encina Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Encina Credit Agreement does not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Encina Credit Agreement include, among other things, the following:

●	our failure to maintain an Interest Coverage Ratio of less than 175%;

●	our failure to maintain an Overcollateralization Ratio of less than 200%;

●	the filing of certain ERISA or tax liens on our assets or the Equity holder;

●	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

●	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed to replace such key person within 30 days;

●	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed within 30 days.

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

As of August 31, 2025, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at August 31, 2025 was $78.4 million.

Live Oak Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Live Oak Banking Company on March 27, 2024.

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

Covenants; Representations and Warranties; Events of Default. The Live Oak Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Live Oak Credit Agreement does not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Live Oak Credit Agreement include, among other things, the following:

●	our failure to maintain an Interest Coverage Ratio of less than 175%;

●	our failure to maintain an Overcollateralization Ratio of less than 200%;

●	the filing of certain ERISA or tax liens on our assets or the Equity holder;

●	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

●	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Live Oak Lender Finance appointed to replace such key person within 30 days;

●	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Live Oak Lender Finance appointed within 30 days.

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

As of August 31, 2025 there was $37.5 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, we were in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at August 31, 2025 was $77.3 million

SBA-guaranteed debentures

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

As of August 31, 2025 SBIC II LP had $87.5 million in regulatory capital and $131.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $87.5 million in regulatory capital and $39.0 million in SBA-guaranteed debentures outstanding.

Unsecured notes

7.75% 2025 Notes

On July 9, 2020, we issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes mature on July 9, 2025 and may be redeemed in whole or in part at any time or from time to time at our option, subject to a fee depending on the date of repayment. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.3 million related to the 7.75% 2025 Notes have been capitalized and are being amortized over the term of the Notes. The 7.75% 2025 Notes are not listed and have a par value of $25.00 per note. On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.

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

At August 31, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

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

At August 31, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million.

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

At August 31, 2025 the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

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

On August 15, 2022, we issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and have the same terms as the existing 6.00% 2027 Notes. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Additional offering costs incurred were approximately $0.02 million. Additional financing costs of $0.03 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes.

At August 31, 2025 the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

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

At August 31, 2025 the total amount of 7.00% 2025 Notes outstanding was $12.0 million.

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

At August 31, 2025 the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

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

At August 31, 2025, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

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

At August 31, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

At August 31, 2025 and February 28, 2025, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2025		February 28, 2025
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$105,660	8.8%	$148,218	12.6%
Cash and cash equivalents, reserve accounts	95,145	8.0	56,505	4.8
First lien term loans	839,483	70.1	867,866	73.4
Second lien term loans	6,826	0.6	6,388	0.5
Structured finance securities	16,790	1.4	14,772	1.2
Unsecured loan	53,351	4.5	16,534	1.4
Equity interests	78,845	6.6	72,518	6.1
Total	$1,196,100	100.0%	$1,182,801	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 7, 2025, our board of directors extended the Share Repurchase Plan for another year to January 15, 2026, which currently permits up to 1.7 million shares of common stock to be repurchased under the Share Repurchase Plan. As of August 31, 2025, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and six months ended August 31, 2025, we did not purchase any shares pursuant to the Share Repurchase Plan.

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

Equity ATM Program

On March 16, 2017, we entered into an equity distribution agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), through which we may offer for sale, from time to time, up to $30.0 million of our common stock through an ATM offering. Subsequent to this, we amended our equity distribution agreement to add BB&T Capital Markets and B. Riley FBR, Inc. as sales agents in our ATM offering. On July 11, 2019, the amount of the common stock to be offered was increased to $70.0 million, and on October 8, 2019, the amount of the common stock to be offered was increased to $130.0 million. This agreement was terminated as of July 29, 2021, and as of that date, we had sold 3,922,018 shares for gross proceeds of $97.1 million at an average price of $24.77 for aggregate net proceeds of $95.9 million (net of transaction costs).

On July 30, 2021, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Ladenburg and Compass Point Research and Trading, LLC (“Compass Point”), each as distribution agents, through which we may offer for sale, from time to time, up to $150.0 million of our common stock through the Agents (as defined below), or to them, as principal for their account (the “ATM Program”).

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

As of August 31, 2025, we sold 8,532,953 shares for gross proceeds of $225.7 million at an average price of $26.37 for aggregate net proceeds of $224.0 million (net of transaction costs). During the three months ended August 31, 2025, we sold 443,406 shares for gross proceeds of $11.4 million at an average price of $25.61 for aggregate net proceeds of $11.4 million (net of transaction costs). During the six months ended August 31, 2025, we sold 688,237 shares for gross proceeds of $17.8 million at an average price of $25.86 for aggregate net proceeds of $17.8 million (net of transaction costs).

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from August 31, 2025 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2026
September 24, 2025	0.25	(55)
August 21, 2025	0.25	(54)
July 24, 2025	0.25	(53)
June 24, 2025	0.25	(52)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$2.24
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21

Payment date	Cash Dividend
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.
(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.
(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.
(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.
(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.
(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.
(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.
(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.
(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.
(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.
(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.
(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.
(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.
(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.
(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.
(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.
(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.
(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.
(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.
(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.
(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.
(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.
(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.
(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.
(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.
(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.
(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.
(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.
(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.
(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.
(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.
(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,784 newly issued shares of common stock, or 12.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 9, 12, 13, 14, 15, 16, 19, 20, 21, and 22, 2025.
(52)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 19,750 newly issued shares of common stock, or 11.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 10, 11, 12, 13, 16, 17, 18, 20, 23, and 24, 2025.
(53)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 17,443 newly issued shares of common stock, or 10.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.86 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 11, 14, 15, 16, 17, 18, 21, 22, 23 and 24, 2025.
(54)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,320 newly issued shares of common stock, or 10.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 8, 11, 12, 13, 14, 15, 18, 19, 20 and 21, 2025.
(55)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,673 newly issued shares of common stock, or 10.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 11, 12, 15, 16, 17, 18, 19, 22, 23 and 24, 2025.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 166.6% as of August 31, 2025 and 162.9% as of February 28, 2025.

Subsequent Events

On September 24, 2025, the Company completed the first refinancing of the Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. This refinancing, among other things, extended the Saratoga CLO investment period to October 2028. As part of this refinancing, the Company purchased $10.0 million of the SLF 2022-1 Class E Notes tranche at par. Concurrently, the existing $12.25 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to Saratoga Senior Loan Fund I JV LLC.

On September 11, 2025, the Company declared the following dividends for the quarter ended November 30, 2025. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
September 2025	$0.25	October 7, 2025	October 23, 2025
October 2025	$0.25	November 4, 2025	November 20, 2025
November 2025	$0.25	December 2, 2025	December 18, 2025

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Revolving credit facility	$32,500	$32,500	$-	$-	$-
Live Oak credit facility	37,500	-	37,500	-	-
SBA debentures	170,000	-	-	20,000	150,000
7.00% 2025 Notes	12,000	12,000	-	-	-
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
Total Long-Term Debt Obligations	$786,375	$219,500	$396,875	$20,000	$150,000

Off-balance sheet arrangements

As of August 31, 2025 and February 28, 2025, our off-balance sheet arrangements consisted of $96.2 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2025 and February 28, 2025 is shown in the table below (dollars in thousands):

	August 31, 2025	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Artemis Wax Corp.	-	23,500
Ascend Software, LLC	-	5,000
C2 Educational Systems	-	2,000
Davisware, LLC	-	1,000
JDXpert	4,500	4,500
Lee’s Famous Recipe Chicken	10,000	10,000
Pepper Palace, Inc.	1,200	1,200
Procurement Partners, LLC	-	-
Saratoga Senior Loan Fund I JV, LLC	8,548	8,548
VetnCare MSO, LLC	10,000	10,000
StockIQ Technologies, LLC	5,000	-
Total	$49,248	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	1,000	1,500
BQE Software, Inc.	250	2,250
Cloudpermit Intermediate Holding Company	5,000	5,000
Davisware, LLC	-	1,750
Exigo, LLC - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	-	11,637
Innergy, Inc.	5,000	5,000
Inspect Point Holding, LLC	2,000	1,500
Modis Dental Partners OpCo, LLC	4,500	8,900
Pepper Palace, Inc. - Revolver	-	600
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	6,709	7,319
StockIQ Technologies, LLC	2,000	-
SmartAC.com, Inc.	17,000	-
	46,965	50,938
Total	$96,213	$126,686

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2025, we had cash and cash equivalents of $105.7 million and $32.5 million in available borrowings under the Encina Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. The Federal Reserve cut interest rates in the third quarter of 2025, after holding rates steady in the first and second quarters of 2025. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there was not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Encina and Live Oak Credit Facilities.

At August 31, 2025, we had $786.4 million of borrowings outstanding. This includes $32.5 million borrowings outstanding under the Encina Credit Facility and $37.5 million borrowings outstanding under the Live Oak Credit Facility as of August 31, 2025. As of August 31, 2025, on a fair value basis, approximately 1.2% of our debt investments bear interest at a fixed-rate and approximately 98.8% of our debt investments bear interest at a floating rate. As of August 31, 2025, 100% of our floating rate debt investments are subject to interest rate floors. Additionally, both the Encina Credit Facility and the Live Oak Credit Facility are subject to a floating interest rate and is currently paid based on floating Term SOFR rate.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2025 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $8.8 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $8.8 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expenses, except for our borrowings under our Encina and Live Oak credit facilities. All of our remaining borrowings are fixed-rate borrowings. Assuming that our Encina and Live Oak borrowings as of August 31, 2025 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.7 million to our interest expense. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.7 million to our interest expense.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2025.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Interest	Interest	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-400	$(27,195)	$2,536	$(24,659)	$(19,727)	$(1.23)
-300	(24,187)	2,100	(22,087)	(17,670)	(1.10)
-200	(17,590)	1,400	(16,190)	(12,952)	(0.81)
-100	(8,828)	700	(8,128)	(6,502)	(0.41)
-50	(4,414)	350	(4,064)	(3,251)	(0.20)
-25	(2,207)	175	(2,032)	(1,626)	(0.10)
25	2,220	(175)	2,045	1,636	0.10
50	4,441	(350)	4,091	3,273	0.20
100	8,881	(700)	8,181	6,545	0.41
200	17,762	(1,400)	16,362	13,090	0.82
300	26,644	(2,100)	24,544	19,635	1.23
400	35,525	(2,800)	32,725	26,180	1.63

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding LLC, Saratoga Investment Funding II, LLC, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended August 31, 2025 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We are subject to risks to the extent we invest in covenant-lite loans.

On occasion, the Company may invest in “covenant-lite” loans. Covenant-lite loans contain fewer maintenance covenants than other loans, or no maintenance covenants, and do not always include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans can carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or not permitted under loan agreements with a full package of covenants. In an event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or to restructure the loan prior to default. Accordingly, to the extent the Company invests in covenant-lite loans, the Company may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, we announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 7, 2025, our board of directors extended the Share Repurchase Plan for another year to January 15, 2026. As of August 31, 2025, we had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and six months ended August 31, 2025, we did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (f/k/a GSC Investment Corp.) (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Fifth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 7.75% Notes due 2025 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.8	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.9	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.10	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.11	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.12	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.13	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.14	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.15	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.16	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.17	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.18	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.19	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.20	Form of 7.00% Notes due 2025 (incorporated by reference to Exhibit 4.11 hereto).

4.21	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.22	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.23	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.14 hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: October 7, 2025	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer