Form 10-Q
period 2025-11-30
SARATOGA INVESTMENT CORP.
filed 2026-01-07
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2025

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

The number of outstanding common shares of the registrant as of January 7, 2026 was 16,184,058.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	November 30, 2025	February 28, 2025
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $909,610,785 and $886,071,934, respectively)	$921,123,120	$897,660,110
Affiliate investments (amortized cost of $49,166,052 and $38,203,811, respectively)	52,298,789	40,547,432
Control investments (amortized cost of $75,101,057 and $75,817,587, respectively)	42,528,435	39,870,208
Total investments at fair value (amortized cost of $1,033,877,894 and $1,000,093,332, respectively)	1,015,950,344	978,077,750
Cash and cash equivalents	52,298,401	148,218,491
Cash and cash equivalents, reserve accounts	117,259,809	56,505,433
Interest receivable (net of reserve of $284,909 and $210,319, respectively)	8,901,870	7,477,468
Management fee receivable	271,377	314,193
Other assets	2,280,150	950,522
Total assets	$1,196,961,951	$1,191,543,857

LIABILITIES
Revolving credit facilities	$70,000,000	$52,500,000
Deferred debt financing costs, revolving credit facilities	(1,859,067)	(1,254,516)
SBA debentures payable	170,000,000	170,000,000
Deferred debt financing costs, SBA debentures payable	(3,439,476)	(4,041,026)
8.75% Notes Payable 2025	-	20,000,000
Discount on 8.75% notes payable 2025	-	(9,055)
Deferred debt financing costs, 8.75% notes payable 2025	-	(374)
7.00% Notes Payable 2025	-	12,000,000
Discount on 7.00% notes payable 2025	-	(68,589)
Deferred debt financing costs, 7.00% notes payable 2025	-	(8,345)
7.75% Notes Payable 2025	-	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	-	(19,685)
4.375% Notes Payable 2026	175,000,000	175,000,000
Premium on 4.375% notes payable 2026	81,250	287,848
Deferred debt financing costs, 4.375% notes payable 2026	(230,825)	(865,593)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(128,414)	(213,424)
Deferred debt financing costs, 4.35% notes payable 2027	(429,312)	(688,786)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(148,421)	(202,144)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(58,331)	(87,295)
Deferred debt financing costs, 6.00% notes payable 2027	(996,455)	(1,524,089)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(666,068)	(927,484)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(849,319)	(1,156,234)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(966,562)	(1,273,134)
Base management and incentive fees payable	6,882,202	6,230,944
Deferred tax liability	4,504,561	4,889,329
Accounts payable and accrued expenses	2,146,045	1,676,335
Interest and debt fees payable	4,593,369	3,909,517
Directors fees payable	5,500	-
Due to Manager	939,362	349,189
Total liabilities	783,755,039	798,878,389
Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares
authorized, 16,145,398 and 15,183,078 common shares issued and outstanding, respectively	16,145	15,183
Capital in excess of par value	437,092,856	412,913,597
Total distributable deficit	(23,902,089)	(20,263,312)
Total net assets	413,206,912	392,665,468
Total liabilities and net assets	$1,196,961,951	$1,191,543,857
NET ASSET VALUE PER SHARE	$25.59	$25.86

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$23,373,796	$28,301,622	$72,535,907	$95,247,113
Affiliate investments	687,188	458,765	1,967,399	1,446,620
Control investments	1,927,250	1,220,769	4,309,467	4,465,137
Payment in kind interest income:
Non-control/Non-affiliate investments	110,210	355,161	399,523	2,073,035
Affiliate investments	604,628	424,357	1,794,257	915,807
Control investments	18,907	-	96,787	284,590
Total interest from investments	26,721,979	30,760,674	81,103,340	104,432,302
Interest from cash and cash equivalents	1,942,036	1,627,718	6,329,644	3,923,380
Management fee income	628,774	775,398	1,997,581	2,372,177
Dividend income:
Non-control/Non-affiliate investments	-	172,557	689,872	584,827
Control investments	1,065,007	948,102	2,404,864	3,160,742
Total dividend from investments	1,065,007	1,120,659	3,094,736	3,745,569
Structuring and advisory fee income	662,461	740,705	1,148,436	1,186,548
Other income	625,282	853,481	916,175	1,900,184
Total investment income	31,645,539	35,878,635	94,589,912	117,560,160

OPERATING EXPENSES
Interest and debt financing expenses	11,911,568	13,044,000	36,735,463	39,135,022
Base management fees	4,434,590	4,412,000	13,142,246	14,161,025
Incentive management fees expense (benefit)	2,447,611	3,109,834	7,255,297	11,244,838
Professional fees	867,774	670,376	2,216,873	1,795,572
Administrator expenses	1,350,000	1,250,000	3,883,333	3,458,333
Insurance	73,502	76,743	222,122	231,936
Directors fees and expenses	90,000	83,500	340,000	276,500
General and administrative	888,786	759,902	1,946,966	2,190,613
Income tax expense (benefit)	(204,678)	36,625	(161,539)	98,263
Total operating expenses	21,859,153	23,442,980	65,580,761	72,592,102
NET INVESTMENT INCOME	9,786,386	12,435,655	29,009,151	44,968,058

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	3,070,547	4,806,390	5,386,222	5,365,091
Control investments	-	638,355	638,355	(54,564,070)
Net realized gain (loss) from investments	3,070,547	5,444,745	6,024,577	(49,198,979)
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(926,785)	(7,026,951)	(75,841)	39,654,726
Affiliate investments	695,483	179,825	789,116	1,134,493
Control investments	(352,356)	(2,071,457)	3,374,757	(7,048,216)
Net change in unrealized appreciation (depreciation) on investments	(583,658)	(8,918,583)	4,088,032	33,741,003
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(150,134)	(126,875)	218,779	(747,063)
Net realized and unrealized gain (loss) on investments	2,336,755	(3,600,713)	10,331,388	(16,205,039)
Realized losses on extinguishment of debt	(123,157)	-	(123,157)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,999,984	$8,834,942	$39,217,382	$28,763,019

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.74	$0.64	$2.49	$2.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,108,862	13,789,951	15,741,337	13,733,008

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the nine months ended
	November 30, 2025	November 30, 2024
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$29,009,151	$44,968,058
Net realized gain (loss) from investments	6,024,577	(49,198,979)
Realized losses on extinguishment of debt	(123,157)	-
Net change in unrealized appreciation (depreciation) on investments	4,088,032	33,741,003
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	218,779	(747,063)
Net increase in net assets resulting from operations	39,217,382	28,763,019

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(42,856,159)	(30,276,137)
Net decrease in net assets from shareholder distributions	(42,856,159)	(30,276,137)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	18,752,929	2,777,426
Capital contribution from Manager	569,322	199,652
Stock dividend distribution	4,883,827	3,220,162
Offering costs	(25,857)	(42,575)
Net increase (decrease) in net assets from capital share transactions	24,180,221	6,154,665
Total increase (decrease) in net assets	20,541,444	4,641,547
Net assets at beginning of period	392,665,468	370,224,108
Net assets at end of period	$413,206,912	$374,865,655

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

 Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	November 30, 2025	November 30, 2024
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$39,217,382	$28,763,019
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(1,863,737)	(4,546,611)
Net accretion of discount on investments	(2,428,199)	(2,181,920)
Amortization of deferred debt financing costs	3,614,157	3,781,712
Realized losses on extinguishment of debt	123,157	-
Income tax expense (benefit)	(165,989)	43,168
Net realized (gain) loss from investments	(6,024,577)	49,198,979
Net change in unrealized (appreciation) depreciation on investments	(4,088,032)	(33,741,003)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(218,779)	747,063
Proceeds from sales and repayments of investments	150,894,253	296,246,215
Purchases of investments	(174,362,303)	(126,275,103)
(Increase) decrease in operating assets:
Interest receivable	(1,424,402)	2,836,864
Management fee receivable	42,816	15,655
Other assets	(1,329,628)	(707,967)
Current income tax receivable	-	97,745
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	651,258	(625,382)
Accounts payable and accrued expenses	469,710	1,162,668
Interest and debt fees payable	683,852	2,293,679
Directors fees payable	5,500	-
Due to Manager	590,173	346,396
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,386,612	217,455,177

Financing activities
Borrowings on debt	50,000,000	30,000,000
Paydowns on debt	(32,500,000)	(12,500,000)
Repayments of notes	(37,000,000)	-
Payments of deferred debt financing costs	(1,376,388)	(1,176,806)
Proceeds from issuance of common stock	18,752,929	2,777,426
Capital contribution from Manager	569,322	199,652
Payments of cash dividends	(37,972,332)	(27,055,975)
Payments of offering costs	(25,857)	(42,575)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(39,552,326)	(7,798,278)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(35,165,714)	209,656,899
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	204,723,924	40,507,124
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$169,558,210	$250,164,023

Supplemental information:
Interest paid during the period	$32,437,453	$33,059,630
Cash paid for taxes	382,459	617,665
Supplemental non-cash information:
Distributions from CLO, payment-in-kind and other adjustments to cost	1,863,737	9,920,201
Net accretion of discount on investments	2,428,199	2,181,920
Amortization of deferred debt financing costs	3,614,157	3,781,712
Stock dividend distribution	4,883,827	3,220,162

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 222.8% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (6M USD TERM SOFR+8.08%), 12.25% Cash, 7/18/2027	7/18/2022	$11,284,579	$11,221,771	$11,193,174	2.7%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,083,939	2,083,939	2,767,026	0.7%
		Total Alternative Investment Management Software			13,305,710	13,960,200	3.4%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	$24,500,000	24,357,939	24,727,850	6.0%
		Total Architecture & Engineering Software			24,357,939	24,727,850	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,787,432	0.4%
		Total Association Management Software			1,072,394	1,787,432	0.4%
Artemis Wax Corp. (d)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.02% Cash, 5/20/2026	5/20/2021	$57,500,000	57,438,537	57,005,500	13.8%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	-	0.0%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,994,847	0.5%
		Total Consumer Services			60,650,403	59,000,347	14.3%
Schoox, Inc. (h)(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	548,298	4,334,902	1.0%
		Total Corporate Education Software			548,298	4,334,902	1.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Innergy, Inc. (d)	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	$32,000,000	31,756,195	32,073,600	7.8%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	$2,000,000	1,982,786	2,004,600	0.5%
		Total Custom Millwork Software			33,738,981	34,078,200	8.3%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,922,837	0.9%
		Total Cyber Security			1,906,275	3,922,837	0.9%
Gen4 Dental Partners Holdings, LLC (d)	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$7,053,571	6,997,470	7,124,107	1.7%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,165,838	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.37%), 13.69% Cash, 4/18/2028	4/18/2023	$7,000,000	6,938,986	7,089,600	1.8%
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.37%), 13.69% Cash, 4/18/2028	4/18/2023	$13,000,000	12,862,412	13,166,400	3.2%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	3,200,000	3,200,000	3,829,312	0.9%
		Total Dental Practice Management			31,026,387	32,375,257	7.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	$23,877,538	23,805,482	22,927,212	5.5%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	$-	-	(24,875)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	634,167	0.2%
		Total Direct Selling Software			24,847,149	23,536,504	5.7%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.67% Cash, 11/30/2026	5/31/2017	$23,000,000	22,999,951	22,967,800	5.6%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	628,543	0.2%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 8/5/2027	8/5/2022	$32,000,000	31,851,856	31,955,200	7.7%
		Total Education Software			55,351,711	55,551,543	13.5%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2026	12/30/2021	$22,713,926	22,674,422	22,713,926	5.6%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2026	12/30/2021	$3,286,074	3,270,530	3,286,074	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	291,852	0.1%
		Total Financial Services			26,194,952	26,291,852	6.5%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	$20,000,000	19,855,001	20,050,000	4.9%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			19,855,001	20,050,000	4.9%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	$16,228,726	16,140,088	15,553,611	3.8%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	$8,738,545	8,688,413	8,375,021	2.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	877,862	0.2%
		Total Health/Fitness Franchisor			26,828,501	24,806,494	6.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.85%), 14.18% Cash, 3/20/2028	3/20/2023	$3,900,000	3,866,095	3,952,260	1.0%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.85%), 14.18% Cash, 3/20/2028	3/20/2023	$15,100,000	14,951,954	15,302,340	3.7%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,520,466	0.9%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.42% Cash, 12/31/2028	1/31/2017	$70,000,000	69,698,689	70,140,000	17.0%
		Total Healthcare Services			92,191,738	92,915,066	22.6%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 5/12/2026	11/12/2020	$35,125,000	35,078,415	35,125,000	8.5%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 5/12/2026	11/12/2020	$10,300,000	10,307,554	10,300,000	2.5%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	284,555	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	73,700	0.0%
		Total Healthcare Software			45,988,182	45,783,255	11.1%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$43,000,000	42,884,162	42,458,199	10.3%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$9,992,940	9,946,886	9,867,029	2.4%
		Total HVAC Services and Sales			52,831,048	52,325,228	12.7%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	8,543,641	2.1%
		Total Industrial Products			-	8,543,641	2.1%
AgencyBloc, LLC (d)	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.03% Cash, 10/1/2026	10/1/2021	$15,436,023	15,400,534	15,436,023	3.7%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	5,748,991	1.4%
		Total Insurance Software			17,900,534	21,185,014	5.1%
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.14% Cash, 9/20/2029	9/19/2024	$17,000,000	16,846,422	16,971,100	4.1%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,294,258	0.6%
		Total IT Services			18,846,422	19,265,358	4.7%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.37% Cash, 8/8/2027	8/8/2022	$11,525,624	11,483,483	11,525,624	2.8%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.37% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,483,483	11,525,624	2.8%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.37% Cash, 12/30/2028	12/30/2022	$19,029,758	18,863,585	17,870,846	4.3%
		Total Marketing Orchestration Software			18,863,585	17,870,846	4.3%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	296,698	0.1%
		Total Mental Healthcare Services			4,169,599	296,698	0.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.19% Cash, 8/26/2026	8/26/2021	$15,000,000	14,969,927	14,683,500	3.6%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 9.94% Cash, 8/26/2026	8/26/2021	$5,000,000	4,985,148	4,894,500	1.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	1,159,470	0.3%
		Total Mentoring Software			22,955,075	20,737,470	5.1%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$28,000,000	27,779,421	27,988,800	6.8%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,339,779	0.6%
		Total Municipal Government Software			29,779,421	30,328,579	7.4%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.00% Cash, 12/31/2028	12/28/2012	$5,300,000	5,286,772	5,339,220	1.3%
		Total Office Supplies			5,286,772	5,339,220	1.3%
Source 44 LLC	Product Compliance Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	$3,000,000	2,973,750	2,973,750	0.7%
Source 44 LLC (j)	Product Compliance Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	-	-	-	0.0%
Source 44 LLC (j)	Product Compliance Software	Revolving Credit Facility (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	-	(10,000)	-	0.0%
PG Source Investments, LLC	Product Compliance Software	Series A Preferred Stock	10/17/2025	705	1,500,000	1,500,000	0.4%
		Total Product Compliance Software			4,463,750	4,473,750	1.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 12/31/2025	7/9/2020	$14,000,000	14,000,000	13,706,000	3.3%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 12/31/2025	2/12/2021	$38,500,000	38,500,000	37,691,500	9.1%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	781,252	0.2%
		Total Real Estate Services			53,872,557	52,178,752	12.6%
Wellspring Worldwide Inc. (d)	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$9,372,000	9,318,787	9,372,000	2.3%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$25,310,000	25,075,626	25,310,000	6.2%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,110,574	0.5%
		Total Research Software			36,869,573	36,792,574	9.0%
Angry Chickz, Inc.	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$7,900,000	7,860,500	7,860,500	1.9%
Angry Chickz, Inc. (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$-	-	-	0.0%
LFR Chicken LLC (d)	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$22,000,000	21,878,463	21,909,799	5.4%
LFR Chicken LLC (d)(j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$18,000,000	17,947,066	17,926,200	4.3%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,857,808	0.4%
		Total Restaurant			48,686,029	49,554,307	12.0%
SAI Systems Health, LLC	Revenue Cycle Management & Related Services	First Lien Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$28,000,000	27,825,000	27,825,000	6.7%
SAI Systems Health, LLC (j)	Revenue Cycle Management & Related Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$-	-	-	0.0%
SAI Systems Health Topco, LLC	Revenue Cycle Management & Related Services	Class A Units	11/24/2025	350,000	350,000	350,000	0.1%
		Total Revenue Cycle Management & Related Services			28,175,000	28,175,000	6.8%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,391,803	0.6%
		Total Staffing Services			100,000	2,391,803	0.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
AIMCO 2025-24A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.10%), 10.27% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,533,900	0.4%
APID 2023-45A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.15%), 9.32% Cash, 7/26/2038	6/5/2025	$2,800,000	2,800,000	2,833,569	0.7%
APID 2017-28A DR (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 10/20/2038	7/25/2025	$2,500,000	2,500,000	2,517,983	0.6%
BGCLO 2025-13A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 10/23/2038	8/7/2025	$2,000,000	2,000,000	2,005,320	0.5%
BSP 2016-10A C2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/10/2025	$2,000,000	2,000,000	2,012,118	0.5%
BSP 2020-21A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.95%), 8.74% Cash, 1/15/2039	11/4/2025	$1,500,000	1,500,000	1,505,337	0.4%
BSP 2025-40A E (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,012,943	0.7%
HLM 2025-26A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/18/2025	$2,000,000	2,000,000	2,007,944	0.5%
NMC CLO-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.91%), 11.08% Cash, 3/20/2038	4/17/2025	$1,000,000	980,000	1,021,200	0.2%
NMC CLO-7A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 3/31/2038	3/13/2025	$1,000,000	1,000,000	1,000,283	0.2%
NMC CLO-5A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.85%), 10.02% Cash, 7/20/2036	6/30/2025	$3,000,000	3,000,000	3,009,600	0.7%
NMC CLO-3A D2R (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 10/20/2038	8/4/2025	$2,250,000	2,250,000	2,270,036	0.5%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 10/21/2037	4/10/2025	$1,000,000	976,250	1,008,200	0.2%
OAKC 2025-22A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.55%), 9.72% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,265,430	0.3%
OAKC 2020-7A D2R2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 7/19/2038	6/18/2025	$3,250,000	3,250,000	3,264,225	0.9%
OCP 2025-43A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,022,005	0.2%
OCP 2023-28A (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/16/2038	6/18/2025	$3,000,000	3,000,000	3,026,577	0.7%
OCP 2016-11A D2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/26/2038	6/26/2025	$1,500,000	1,500,000	1,507,953	0.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
POST 2023-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+3.95%), 7.74% Cash, 10/20/2038	10/17/2025	$1,000,000	1,000,000	1,001,929	0.2%
REGT6 2016-1A ER3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.45%), 9.24% Cash, 10/20/2038	9/12/2025	$1,500,000	1,500,000	1,509,149	0.4%
REGT23 2021-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.00%), 7.79% Cash, 10/15/2038	10/30/2025	$2,000,000	2,000,000	2,003,834	0.5%
TREST 2017-1A ERR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.95%), 10.12% Cash, 7/25/2037	3/7/2025	$1,250,000	1,257,125	1,268,026	0.3%
WBOX 2023-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.48%), 10.65% Cash, 4/20/2036	4/10/2025	$2,000,000	1,970,000	2,022,000	0.5%
WBOX 2025-5A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	6/24/2025	$2,000,000	2,000,000	2,003,200	0.5%
		Total Structured Finance Securities			45,233,375	45,632,761	11.0%
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash,3/26/2030	3/25/2025	$10,000,000	9,919,662	9,977,000	2.4%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 3/26/2030	3/25/2025	$500,000	495,798	498,850	0.1%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/25/2025	200,000	200,000	217,811	0.1%
		Total Supply Chain Planning Software			10,615,460	10,693,661	2.6%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$6,000,000	5,976,444	6,000,000	1.6%
JDXpert (d)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$1,000,000	995,372	1,000,000	0.2%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$500,000	497,293	500,000	0.1%
Jobvite, Inc.	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 8/5/2028	8/5/2022	$20,000,000	19,918,404	19,830,000	4.8%
		Total Talent Acquisition Software			27,387,513	27,330,000	6.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
VetnCare MSO, LLC	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 5/12/2028	5/12/2023	$13,290,655	13,231,743	13,361,095	3.2%
		Total Veterinary Services			13,231,743	13,361,095	3.2%
Sub Total Non-control/Non-affiliate investments					909,610,785	921,123,120	223.7%
Affiliate investments - 12.8% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.32% Cash, 8/18/2027	8/18/2022	$7,100,000	7,069,574	7,100,000	1.7%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$7,967,627	7,942,170	7,637,768	1.8%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series B Preferred Units	11/21/2025	854,300	3,000,000	-	0.0%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series C Preferred Units	11/21/2025	730,280	730,280	730,280	0.2%
		Total Corporate Education Software			18,742,024	15,468,048	3.7%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$16,781,389	16,766,466	16,840,124	4.2%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,190,937	1,187,366	1,195,105	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,987,881	1.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,318,879	1.5%
		Total Employee Collaboration Software			22,065,050	28,341,989	7.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
SmartAC.com, LLC (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$5,397,087	5,358,979	5,378,737	1.3%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Series A Preferred Units	4/7/2025	1,262,201	2,999,999	3,110,015	0.8%
		Total HVAC Monitoring Devices			8,358,978	8,488,752	2.1%
Sub Total Affiliate investments					49,166,052	52,298,789	12.8%
Control investments - 10.3% (b)
Zollege PBC (g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,558,038	1,558,037	1,216,827	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	7,672,251	1.9%
		Total Education Services			2,116,836	8,889,078	2.2%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,278,720	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	213,120	0.1%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	532,800	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			3,938,561	2,024,640	0.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,410,095	-	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.05%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	120,938	0.0%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+7.35%), 11.14%, 10/20/2037	9/24/2025	$8,750,000	8,443,750	8,728,701	2.1%
		Total Structured Finance Securities			32,228,845	8,849,639	2.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,183,009	3.9%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(n)	Investment Fund	Membership Interest	12/17/2021	19,197,861	19,197,861	6,582,069	1.6%
		Total Investment Fund			36,816,815	22,765,078	5.5%
Sub Total Control investments					75,101,057	42,528,435	10.3%
TOTAL INVESTMENTS - 245.9% (b)					$1,033,877,894	$1,015,950,344	245.9%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 41.0% (b)
U.S. Bank Money Market (l)	167,058,210	$167,058,210	$167,058,210	40.4%
Valley National Bank Money Market (1)	2,500,000	2,500,000	2,500,000	0.6
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	169,558,210	$169,558,210	$169,558,210	41.0%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.
(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of November 30, 2025, non-qualifying assets represent 8.2% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.
(b)	Percentages are based on net assets of $413,206,912 as of November 30, 2025.
(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy, except for the CLO BB and BBB debt which are level 2 investments (see Note 3 to the consolidated financial statements).
(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).
(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.
(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the nine months ended November 30, 2025 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons	Sales/ Paydowns	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$27,179,347	$-	$-	$1,521,172	$-	$-	$248,579	$28,341,989
ETU Holdings, Inc.	13,368,085	730,280	-	1,601,122	-	-	410,764	15,468,048
SmartAC.com,LLC	-	10,939,999	(2,602,913)	639,362	-	-	129,773	8,488,752
Total	$40,547,432	$11,670,279	$(2,602,913)	$3,761,656	$-	$-	$789,116	$52,298,789

Saratoga Investment Corp.

Consolidated Schedule of Investments

November 30, 2025
(unaudited)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended November 30, 2025 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons	Sales/ Paydowns	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$-	$-	$(638,355)	$-	$-	$-	$638,355	$-	$-
Pepper Palace, Inc.	1,547,000	1,000,000	-	-	-	-	-	(522,360)	2,024,640
Zollege PBC	3,937,150	-	-	96,997	-	-	-	4,855,141	8,889,078
Saratoga Investment Corp. CLO 2013-1, Ltd.	240,578	-	-	-	-	628,774	-	238,365	-
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	12,250,000	-	(12,250,000)	1,762,122	-	-	-	(857,500)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	2,280,938	-	-	1,038,068	-	-	-	(2,160,000)	120,938
Saratoga Senior Loan Fund I JV, LLC	16,533,626	-	-	1,321,422	-	-	-	(350,617)	16,183,009
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note	-	8,443,750	-	187,645	-	-	-	284,951	8,728,701
Saratoga Senior Loan Fund I JV, LLC	3,080,916	1,614,375	-	-	2,404,864	-	-	1,886,777	6,582,069
Total	$39,870,208	$11,058,125	$(12,888,355)	$4,406,254	$2,404,864	$628,774	$638,355	$3,375,207	$42,528,435

(h)	Non-income producing at November 30, 2025.
(i)	Includes securities issued by an affiliate of the company.
(j)	All or a portion of this investment has an unfunded commitment as of November 30, 2025. (See Note 9 to the consolidated financial statements).
(k)	As of November 30, 2025, the investment was on non-accrual status. The fair value of these investments was approximately $2.0 million, which represented 0.2% of the Company’s portfolio (see Note 2 to the consolidated financial statements).
(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of November 30, 2025.
(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.
(n)	On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV. (See Note 5 to the consolidated financial statements).

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of November 30, 2025 was 3.86%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of November 30, 2025 was 3.79%.

6M USD TERM SOFR – The 6 month USD TERM SOFR rate as of November 30, 2025 was 3.70%.

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

November 30, 2025

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SAIS, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate its compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

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

The Company has formed wholly owned special purpose entities organized as Delaware limited liability companies, Saratoga Investment Funding II LLC (“SIF II”) and Saratoga Investment Funding III LLC (“SIF III”) for the purpose of the Company’s credit facilities as described in Note 8, Borrowings.

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

On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing of SLF JV.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, SIF II, SIF III, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP, Inc., SIA-SAIS, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SIF II, SIF III, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). There have been no changes to the Company, SIF II, SIF III, SBIC II LP, or SBIC III LP’s status as investment companies in accordance with ASC 946 during the three months ended November 30, 2025.

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

The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of total investment income (“segment revenues”), and total expenses (“total segment expenses”) and operating expenses (“segment operating expenses”), which are considered the key segment measures of profit or loss received by the CODM. The expense categories included in the Company’s consolidated statement of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. For the three months ended November 30, 2025 and 2024, operating expenses as defined by the CODM excluding interest expense, totaled $9.9 million and $10.4 million, respectively, and for the nine months ended November 30, 2025 and 2024, totaled $28.8 million and $33.5 million, respectively.

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

As of November 30, 2025, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits, representing payments received on secured investments or other reserved amounts associated with the Encina Credit Facility (as defined in Note 8), the Live Oak Credit Facility (as defined in Note 8), and the Valley Credit Facility (as defined in Note 8) held by the Company’s wholly owned subsidiaries, SIF II and SIF III, as applicable. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the Encina Credit Facility, the Live Oak Credit Facility, and the Valley Credit Facility.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 30, 2025	February 28, 2025
Cash and cash equivalents	$52,298,401	$148,218,491
Cash and cash equivalents, reserve accounts	117,259,809	56,505,433
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$169,558,210	$204,723,924

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

The Company uses multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, the black-scholes model, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At November 30, 2025 our investment in one portfolio company was on non-accrual status with a fair value of approximately $2.0 million, or 0.2% of the fair value of our portfolio. At February 28, 2025, our investments in two portfolio companies were on non-accrual status with a fair value of approximately $2.6 million, or 0.3% of the fair value of our portfolio.

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

Deferred Debt Financing Costs

Financing costs incurred in connection with our credit facilities and notes are deferred and amortized using the straight-line method over the life of the respective facility and debt securities. Financing costs incurred in connection with the SBA debentures of SBIC II LP and SBIC III LP are deferred and amortized using the straight-line method over the life of the debentures. Any discount or premium on the issuance of any debt is accreted and amortized using the effective interest method over the life of the respective debt security.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2022, 2023, 2024 and 2025 federal tax years for the Company remain subject to examination by the IRS. At November 30, 2025 and February 28, 2025, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2— Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments that are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

●	Level 3—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation technique. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, the black-scholes model, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

The following table presents fair value measurements of investments, by major class, as of November 30, 2025 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$853,540	$-	$853,540
Second lien term loans	-	-	7,638	-	7,638
Unsecured term loans	-	-	16,183	-	16,183
Structured finance securities	-	45,633	8,849	-	54,482
Equity interests	-	-	77,525	6,582	84,107
Total	$-	$45,633	$963,735	$6,582	$1,015,950

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended November 30, 2025 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2025	$867,867	$6,388	$16,534	$14,771	$69,437	$974,997
Payment-in-kind and other adjustments to cost	1,501	842	-	(479)	-	1,864
Net accretion of discount on investments	1,564	6	-	858	-	2,428
Net change in unrealized appreciation (depreciation) on investments	1,681	402	(351)	(2,494)	2,564	1,802
Purchases	112,884	-	-	8,444	6,186	127,514
Sales and repayments	(131,957)	-	-	(12,250)	(6,687)	(150,894)
Net realized gain (loss) from investments	-	-	-	-	6,025	6,025
Balance as of November 30, 2025	$853,540	$7,638	$16,183	$8,850	$77,525	$963,736
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$2,156	$401	$(351)	$(2,095)	$835	$946

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the nine months ended November 30, 2025.

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

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the nine months ended November 30, 2024.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of November 30, 2025 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$853,540	Market Comparables	Market Yield (%)	8.7% - 27.3%	11.2%
			Revenue Multiples (x)	3.5x	0.4x
			EBITDA Multiples (x)	13.4x	0.0x
Second lien term loans	7,638	Market Comparables	Market Yield (%)	17.3%	17.3%
Unsecured term loans	16,183	Discounted Cash Flow	Discount Rate (%)	9.8%	9.8%
Structured finance securities	8,850	Discounted Cash Flow	Discount Rate (%)	7.50% - 70.0%	10.7%
			Recovery Rate (%)	70.00%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	77,525	Enterprise Value Waterfall	Revenue Multiples (x)	0.1x - 8.5x	6.0x
		Black-Scholes Modeling	Volatility (%)	39.9%	39.9%
			EBITDA Multiples (x)	6.0x - 13.9x	8.1x
Total	$963,736

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of November 30, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$857,335	82.9%	$853,540	83.9%
Second lien term loans	7,942	0.8	7,638	0.8
Unsecured term loans	17,619	1.7	16,183	1.6
Structured finance securities	77,463	7.5	54,482	5.4
Equity interests	73,519	7.1	84,107	8.3
Total	$1,033,878	100.0%	$1,015,950	100.0%

The composition of our investments as of February 28, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$873,342	87.3%	$867,866	88.7%
Second lien term loans	7,094	0.7	6,388	0.7
Unsecured term loans	17,619	1.8	16,534	1.7
Structured finance securities	35,657	3.6	14,772	1.5
Equity interests	66,381	6.6	72,518	7.4
Total	$1,000,093	100.0%	$978,078	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at November 30, 2025. The inputs at November 30, 2025 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 70%

●	Discount rate: 7.5%–70.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of November 30, 2025, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively).

ComForCare Health Care

ComForCare is a franchisor that provides home care services allowing elderly, physically handicapped, and injured people to live at home. The Company began franchising the concept in 2001, which has grown domestically to include 201 territories in 34 states.

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

For the three months ended November 30, 2025 and November 30, 2024, the Company accrued management fee income of $0.6 million and $0.8 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

For the nine months ended November 30, 2025 and November 30, 2024, the Company accrued management fee income of $2.0 million and $2.4 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the subordinated notes of Saratoga CLO.

As of November 30, 2025, the aggregate principal amounts of the Company’s investments in the subordinated notes and Class F-2-R-3 Notes of the Saratoga CLO was $111.0 million and $9.4 million, respectively, which had a corresponding fair value of $0.0 million and $0.1 million, respectively. The Company determines the fair value of its investment in the subordinated notes of Saratoga CLO based on the present value of the projected future cash flows of the subordinated notes over the life of Saratoga CLO. As of November 30, 2025, Saratoga CLO had investments with a principal balance of $427.7 million and a weighted average spread over SOFR of 3.5% and had debt with a principal balance of $440.0 million with a weighted average spread over SOFR of 2.5%. As a result, Saratoga CLO earns a “spread” between the interest income it receives on its investments and the interest expense it pays on its debt and other operating expenses, which is distributed quarterly to the Company as the holder of its subordinated notes. As of November 30, 2025, the present value of the projected future cash flows of the subordinated notes was approximately $0.0 million, using a 70% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $92.2 million, management fees of $40.3 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate financial statements of Saratoga CLO as of November 30, 2025 (unaudited) and February 28, 2025 and for the three and nine months ended November 30, 2025 (unaudited) and November, 2024 (unaudited).

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	November 30, 2025	February 28, 2025
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $415,161,127 and $517,757,349, respectively)	$395,951,132	$490,510,660
Equities at fair value (amortized cost of $2,004,271 and $2,578,454, respectively)	1,967,199	1,684,429
Total investments at fair value (amortized cost of $417,165,398 and $520,335,803, respectively)	397,918,331	492,195,089
Cash and cash equivalents	21,702,536	21,272,327
Receivable from open trades	5,840,493	1,138,899
Interest receivable (net of reserve of $817,651 and $1,121,546, respectively)	2,303,116	2,380,214
Due from affiliate (See Note 7)	1,591	801
Prepaid expenses and other assets	771,555	101,453
Total assets	$428,537,622	$517,088,783

LIABILITIES
Interest payable	$3,271,388	$3,739,343
Accrued base management fee	54,275	62,839
Accrued subordinated management fee	217,102	251,354
Accounts payable and accrued expenses	397,213	143,135
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	186,461,128	270,719,300
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(177,900)	(196,033)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(1,848,185)	(2,036,565)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,118,201)	(1,229,456)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(29,231,018)	(32,210,459)
Total liabilities	522,525,802	603,743,458

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(93,988,430)	(86,654,925)
Total net deficit	(93,988,180)	(86,654,675)
Total liabilities and net assets	$428,537,622	$517,088,783

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2025	November 29, 2024	November 30, 2025	November 29, 2024
INVESTMENT INCOME
Total interest from investments	$9,750,419	$13,342,306	$31,711,076	$43,995,503
Interest from cash and cash equivalents	265,625	289,869	696,254	853,765
Other income	53,407	124,901	163,529	1,225,297
Total investment income	10,069,451	13,757,076	32,570,859	46,074,565

EXPENSES
Interest and debt financing expenses	8,721,352	13,408,313	28,318,092	42,605,821
Base management fee	125,755	775,398	399,516	1,094,754
Subordinated management fee	503,019	-	1,598,065	1,277,423
Professional fees	87,829	79,709	261,895	222,005
Trustee expenses	45,489	64,157	141,752	187,635
Other expense	66,180	66,339	292,003	242,902
Total expenses	9,549,624	14,393,916	31,011,323	45,630,540
NET INVESTMENT INCOME (LOSS)	519,827	(636,840)	1,559,536	444,025

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(9,330,637)	(1,278,236)	(17,786,688)	(8,472,121)
Net change in unrealized depreciation on investments	7,147,018	(1,626,867)	8,893,647	(2,346,233)
Net realized and unrealized gain (loss) on investments	(2,183,619)	(2,905,103)	(8,893,041)	(10,818,354)
Realized losses on extinguishment of debt	-	-	-	(579,213)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,663,792)	$(3,541,943)	$(7,333,505)	$(10,953,542)

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						37,028	$216,246	$357,509
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,736	386
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,129	436
Franchise Group Inc	Services: Consumer	Common Stock	Equity						32,460	746,579	1,103,639
Instant Brands Litigation Trust	Consumer Goods: Durable	Equity Interests	Equity						8,572	-	426,189
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
JP Intermediate B, LLC	Consumer goods: Non-durable	Common Stock	Equity						9,319	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	79,040
Wellpath Correct Care	Healthcare & Pharmaceuticals	Common Stock	Equity						19,309	-	-
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	1011778 B.C. Unlimited Liability Company	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	9/20/2030	1,365,038	1,350,552	1,362,990
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	19th Holdings Golf LLC	Loan	1M USD SOFR+	3.25%	0.50%	7.36%	2/7/2029	2,429,698	2,368,638	2,432,735
888 Acquisitions Limited	Hotel, Gaming & Leisure	888 Acquisitions LTD	Loan	6M USD SOFR+	5.25%	0.00%	9.05%	7/8/2028	3,013,396	2,821,095	2,788,657
Adtalem Global Education Inc.	Services: Business	Adtalem Global Education Inc.	Loan	1M USD SOFR+	2.75%	0.75%	6.71%	8/12/2028	237,528	236,514	237,678
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Agiliti Health Inc.	Loan	6M USD SOFR+	3.00%	0.00%	6.86%	5/1/2030	2,137,785	2,125,881	2,059,393
AHEAD DB Holdings, LLC	Services: Business	Ahead DB Holdings LLC	Loan	3M USD SOFR+	2.75%	0.75%	6.75%	2/1/2031	2,873,938	2,822,618	2,855,774
Air Canada	Transportation: Consumer	Air Canada	Loan	1M USD SOFR+	2.00%	0.00%	5.96%	3/21/2031	985,000	983,176	986,231
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	AIT Worldwide Logistics Holdings Inc.	Loan	3M USD SOFR+	4.00%	0.75%	7.89%	4/8/2030	2,437,279	2,337,550	2,445,711
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	AlixPartners LLP	Loan	1M USD SOFR+	2.00%	0.00%	5.96%	8/12/2032	239,374	239,363	239,046
Allen Media, LLC	Media: Diversified & Production	Allen Media LLC	Loan	3M USD SOFR+	5.50%	0.00%	9.65%	2/10/2027	4,269,969	4,261,776	2,983,641
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Alliant Holdings Intermediate LLC	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	9/19/2031	791,044	791,044	791,147

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Alterra Mountain Company	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	5/31/2030	248,128	248,128	248,438
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Altisource S.a r.l.	Loan	3M USD SOFR+	6.50%	3.50%	10.60%	2/20/2029	497,500	487,052	497,500
Altium Packaging LLC	Containers, Packaging & Glass	Altium Packaging LLC	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	6/11/2031	478,938	478,011	456,787
American Axle & Manufacturing Inc.	Automotive	American Axle & Manufacturing Inc.	Loan	1M USD SOFR+	3.00%	0.50%	6.96%	12/13/2029	480,000	470,674	480,600
American Greetings Corporation	Media: Advertising, Printing & Publishing	American Greetings Corporation	Loan	1M USD SOFR+	5.75%	0.00%	9.71%	10/30/2029	2,870,880	2,869,973	2,814,353
Amynta Agency Borrower Inc.	Banking, Finance, Insurance & Real Estate	Amynta Agency Borrower Inc.	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	12/29/2031	3,398,530	3,338,525	3,400,127
AP Core Holdings II LLC	High Tech Industries	AP Core Holdings II LLC	Loan	1M USD SOFR+	5.50%	0.75%	9.58%	9/1/2027	1,598,950	1,590,419	1,587,965
AP Core Holdings II LLC	High Tech Industries	AP Core Holdings II LLC	Loan	1M USD SOFR+	5.50%	0.75%	9.58%	9/1/2027	500,000	497,336	495,780
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Apex Group Treasury LLC	Loan	3M USD SOFR+	3.50%	0.00%	7.39%	2/27/2032	487,587	468,152	436,391
Aramark Services, Inc.	Services: Consumer	Aramark Services Inc.	Loan	3M USD SOFR+	2.00%	0.00%	6.20%	6/22/2030	2,242,497	2,220,561	2,246,578

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Aramark Services, Inc.	Services: Consumer	Aramark Services Inc.	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	4/6/2028	1,753,715	1,750,758	1,754,820
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	ARC Falcon I Inc.	Loan	1M USD SOFR+	3.50%	0.50%	7.56%	9/23/2028	963,774	962,747	961,972
ARCIS GOLF LLC	Services: Consumer	Arcis Golf LLC	Loan	1M USD SOFR+	2.75%	0.50%	6.71%	11/24/2028	490,696	487,681	491,461
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Aretec Group Inc.	Loan	1M USD SOFR+	3.00%	0.00%	6.96%	8/9/2030	2,603,226	2,591,741	2,609,500
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Ascensus Group Holdings Inc.	Loan	1M USD SOFR+	3.00%	0.00%	6.96%	8/2/2028	490,842	488,476	489,983
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Aspire Bakeries Holdings LLC	Loan	1M USD SOFR+	3.50%	0.00%	7.47%	12/23/2030	888,773	882,022	892,523
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Asurion LLC	Loan	1M USD SOFR+	4.00%	0.00%	8.06%	8/19/2028	1,940,000	1,888,424	1,935,751
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Asurion LLC	Loan	1M USD SOFR+	4.25%	0.00%	8.21%	9/19/2030	2,890,283	2,887,527	2,840,743
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Athenahealth Group Inc.	Loan	1M USD SOFR+	2.75%	0.50%	6.71%	2/15/2029	1,297,280	1,294,787	1,294,582
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Avolon TLB Borrower 1 (US) LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	6/22/2030	1,461,577	1,428,005	1,466,430
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Axalta Coating Systems US Holdings INC	Loan	3M USD SOFR+	1.75%	0.50%	5.75%	12/20/2029	839,665	834,432	840,958
B&G Foods, Inc.	Beverage, Food & Tobacco	B&G Foods Inc.	Loan	1M USD SOFR+	3.50%	0.00%	7.46%	10/10/2029	528,285	526,928	506,625
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Baldwin Insurance Group Holdings LLC	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	5/27/2031	1,627,997	1,619,274	1,634,102
Belfor Holdings Inc.	Services: Consumer	Belfor Holdings Inc.	Loan	1M USD SOFR+	2.75%	0.50%	6.71%	11/4/2030	1,389,941	1,379,690	1,392,554
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Naked Juice LLC	Loan	3M USD SOFR+	3.25%	0.50%	7.35%	1/24/2029	1,161,165	753,240	829,409
Bengal Debt Merger Sub LLC (c)	Beverage, Food & Tobacco	Naked Juice LLC	Loan	3M USD SOFR+	1.00%	0.50%	5.10%	1/24/2030	397,801	153,115	147,437
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Blackstone Mortgage Trust Inc.	Loan	1M USD SOFR+	2.25%	0.00%	6.33%	4/23/2026	342,601	342,321	342,601
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Bombardier Recreational Products Inc.	Loan	1M USD SOFR+	2.25%	0.00%	6.21%	1/22/2031	1,414,986	1,412,293	1,417,448

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Bombardier Recreational Products Inc.	Loan	1M USD SOFR+	2.25%	0.50%	6.21%	12/13/2029	485,109	477,232	485,919
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Boost Newco Borrower LLC	Loan	3M USD SOFR+	2.00%	0.00%	6.00%	1/31/2031	496,256	494,331	497,001
Boxer Parent Company, Inc.	High Tech Industries	Boxer Parent Company Inc.	Loan	3M USD SOFR+	3.00%	0.00%	7.20%	7/30/2031	1,002,158	998,521	997,678
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Broadstreet Partners Inc.	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	6/16/2031	2,875,332	2,873,836	2,882,894
Brookfield WEC Holdings Inc.	Energy: Electricity	WEC US Holdings Ltd	Loan	1M USD SOFR+	2.00%	0.00%	5.98%	1/27/2031	1,429,592	1,429,592	1,430,850
Brookfield Property REIT Inc.	Banking, Finance, Insurance & Real Estate	Brookfield Property REIT Inc.	Loan	1M USD SOFR+	3.50%	0.00%	7.46%	5/16/2030	1,734,957	1,768,786	1,741,463
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Brown Group Holding LLC	Loan	3M USD SOFR+	2.75%	0.00%	6.95%	7/1/2031	487,590	479,018	489,726
Buckeye Partners, L.P.	Utilities: Oil & Gas	Buckeye Partners L.P.	Loan	1M USD SOFR+	1.75%	0.00%	5.72%	11/22/2032	1,136,241	1,133,944	1,138,866
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	BW Gas & Convenience Holdings LLC	Loan	1M USD SOFR+	3.50%	0.50%	7.58%	3/31/2028	2,393,750	2,384,285	2,385,779
Callaway Golf Company	Retail	Topgolf Callaway Brands Corp.	Loan	1M USD SOFR+	3.00%	0.00%	6.96%	3/16/2030	467,500	464,207	467,953
Calpine Corporation	Utilities: Electric	Calpine Corporation	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	1/31/2031	1,990,000	1,982,431	1,988,309
Camping World, Inc.	Retail	CWGS Group LLC	Loan	1M USD SOFR+	2.50%	0.75%	6.58%	6/5/2028	2,387,916	2,273,043	2,326,929
CAPSTONE BORROWER INC	Services: Business	Capstone Borrower INC	Loan	3M USD SOFR+	2.75%	0.00%	6.75%	6/17/2030	866,124	856,895	864,392
CareerBuilder, LLC (c)	Services: Business	CareerBuilder LLC	Loan	1M USD SOFR+	2.50%	0.00%	6.58%	7/31/2026	-	259,899	-

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Castle US Holding Corporation (c)	Media: Advertising, Printing & Publishing	Castle US Holding Corporation	Loan	3M USD SOFR+	5.00%	2.00%	9.20%	4/29/2030	219,383	213,571	221,970
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Castle US Holding Corporation	Loan	3M USD SOFR+	4.25%	0.00%	8.72%	5/31/2030	1,743,632	1,210,940	857,658
CBL & Associates Limited Partnership	Retail	CBL & Associates Limited Partnership	Loan	1M USD SOFR+	2.75%	1.00%	6.85%	12/3/2025	2,005,454	1,994,027	1,931,914
CCC Intelligent Solutions Inc.	Services: Business	CCC Intelligent Solutions Inc.	Loan	1M USD SOFR+	2.00%	0.50%	5.96%	1/23/2032	240,681	240,468	241,483
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Ingenovis Health Inc.	Loan	3M USD SOFR+	4.25%	0.50%	8.55%	3/6/2028	972,500	948,381	299,656
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Ingenovis Health Inc.	Loan	3M USD SOFR+	4.25%	0.75%	8.71%	3/6/2028	955,000	953,468	300,825
CDK GLOBAL, INC.	High Tech Industries	CDK Global II LLC	Loan	3M USD SOFR+	3.25%	0.00%	7.25%	7/6/2029	982,575	964,625	814,614
Charlotte Buyer, Inc.	Services: Business	Charlotte Buyer Inc	Loan	3M USD SOFR+	4.25%	0.50%	8.21%	2/11/2028	1,462,753	1,414,491	1,455,439
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Chemours Company The	Loan	1M USD SOFR+	3.50%	0.00%	7.46%	10/15/2032	2,351,722	2,326,592	2,269,411
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Churchill Downs Incorporated	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	3/17/2028	477,500	477,192	477,204
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Cimpress USA Incorporated	Loan	1M USD SOFR+	2.50%	0.50%	6.46%	5/17/2028	1,925,599	1,884,639	1,928,006
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Citadel Securities LP	Loan	1M USD SOFR+	2.00%	0.00%	5.96%	10/31/2031	4,790,688	4,790,688	4,806,497
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Citco Funding LLC	Loan	3M USD SOFR+	2.75%	0.50%	6.81%	4/27/2028	980,075	977,538	984,672
Clarios Global LP	Automotive	Clarios Global LP	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	5/6/2030	1,188,023	1,184,140	1,187,428
Cloud Software Group Inc	High Tech Industries	Cloud Software Group Inc	Loan	3M USD SOFR+	3.25%	0.00%	7.25%	3/21/2031	496,256	495,887	494,743
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Clydesdale Acquisition Holdings Inc.	Loan	1M USD SOFR+	3.18%	0.50%	7.14%	4/13/2029	1,220,000	1,202,807	1,214,815

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Columbus McKinnon Corporation	Capital Equipment	Columbus McKinnon Corporation	Loan	3M USD SOFR+	2.50%	0.50%	6.50%	5/14/2028	349,698	349,393	349,698
Connect Finco SARL	Telecommunications	Connect U.S. Finco LLC	Loan	1M USD SOFR+	4.50%	0.50%	8.46%	9/27/2029	2,844,188	2,788,564	2,824,648
Corelogic, Inc.	Services: Business	Corelogic Inc.	Loan	1M USD SOFR+	3.50%	0.50%	7.58%	6/2/2028	2,400,000	2,395,690	2,397,744
Creative Artists Agency, LLC	Media: Diversified & Production	Creative Artists Agency LLC	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	10/1/2031	1,568,214	1,560,880	1,570,597
CROCS INC	Consumer goods: Durable	Crocs Inc.	Loan	3M USD SOFR+	2.25%	0.50%	6.25%	2/19/2029	750,000	733,658	753,750
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Cross Financial Corp	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	10/31/2031	482,637	481,705	484,447
Crown Subsea Communications Holding, Inc.	Construction & Building	Crown Subsea Communications Holding Inc.	Loan	1M USD SOFR+	3.50%	0.75%	7.46%	1/30/2031	2,376,000	2,357,633	2,390,850
Dave & Buster's Inc.	Hotel, Gaming & Leisure	Dave & Busters Inc.	Loan	1M USD SOFR+	3.25%	0.50%	7.25%	6/29/2029	762,038	739,107	689,378
Delek US Holdings, Inc.	Utilities: Oil & Gas	Delek US Holdings Inc.	Loan	1M USD SOFR+	3.50%	0.50%	7.56%	11/16/2029	5,251,500	5,178,032	5,254,336
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Derby Buyer LLC	Loan	1M USD SOFR+	3.00%	0.00%	6.96%	11/1/2030	615,656	608,649	616,746
DexKo Global, Inc. (Dragon Merger)	Automotive	DexKo Global Inc.	Loan	1M USD SOFR+	3.75%	0.50%	7.83%	10/4/2028	965,000	963,199	950,805
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	Diamond Sports Group LLC	Loan	1M USD SOFR+	10.00%	1.00%	14.19%	5/25/2026	29,734	29,612	19,327
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	DIRECTV Financing LLC	Loan	3M USD SOFR+	5.25%	0.75%	9.35%	8/2/2029	2,687,575	2,675,269	2,689,134
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Discovery Purchaser Corporation	Loan	3M USD SOFR+	3.75%	0.50%	7.61%	10/4/2029	1,462,892	1,388,662	1,419,941
DOMTAR CORPORATION	Forest Products & Paper	Domtar Corp	Loan	1M USD SOFR+	5.50%	0.75%	9.58%	11/30/2028	2,942,003	2,907,410	2,265,342
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	DRI Holding Inc	Loan	1M USD SOFR+	5.25%	0.50%	9.31%	12/15/2028	3,862,418	3,777,558	3,785,981
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	DRW Holdings LLC	Loan	3M USD SOFR+	3.50%	0.00%	7.50%	6/17/2031	6,241,950	6,220,242	6,113,241
DTZ U.S. Borrower, LLC	Construction & Building	Cushman & Wakefield U.S. Borrower LLC	Loan	1M USD SOFR+	2.50%	0.50%	6.46%	1/31/2030	1,708,945	1,708,911	1,717,490

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DTZ U.S. Borrower, LLC	Construction & Building	Cushman & Wakefield U.S. Borrower LLC	Loan	1M USD SOFR+	2.75%	0.50%	6.71%	1/31/2030	932,250	915,807	934,972
Dye & Durham Corporation	Services: Business	Dye & Durham Corporation	Loan	3M USD SOFR+	4.25%	1.00%	8.35%	4/11/2031	1,420,714	1,403,089	1,278,643
EAB Global, Inc.	Services: Business	EAB Global Inc.	Loan	1M USD SOFR+	3.00%	0.50%	6.96%	8/16/2030	962,838	961,211	894,438
Echo Global Logistics, Inc.	Services: Business	Echo Global Logistics Inc.	Loan	1M USD SOFR+	3.75%	0.50%	7.81%	11/23/2028	1,930,000	1,929,230	1,894,160
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	The Edelman Financial Engines Centre LLC	Loan	1M USD SOFR+	3.00%	0.00%	6.96%	4/7/2028	2,139,206	2,137,089	2,148,875
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Examworks Bidco Inc	Loan	1M USD SOFR+	2.50%	0.50%	6.46%	11/1/2028	485,063	484,310	487,008
Embecta Corp	Healthcare & Pharmaceuticals	Embecta Corp	Loan	1M USD SOFR+	3.00%	0.50%	6.96%	3/30/2029	2,380,429	2,350,343	2,380,667
Emrld Borrower LP	Capital Equipment	EMRLD Borrower LP	Loan	3M USD SOFR+	2.25%	0.00%	6.45%	5/31/2030	982,538	979,263	982,498
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Endo Finance Holdings Inc.	Loan	1M USD SOFR+	4.00%	0.50%	7.96%	4/23/2031	1,980,000	1,963,850	1,955,250
Endure Digital, Inc.	High Tech Industries	Endurance International Group Holdings Inc.	Loan	1M USD SOFR+	3.50%	0.75%	7.61%	2/10/2028	2,393,750	2,390,595	1,232,781
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Entain Holdings (Gibraltar) Limited	Loan	Daily SOFR+	2.25%	0.00%	6.16%	10/31/2029	1,468,906	1,458,297	1,464,617
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+	0.00%	0.50%	0.00%	10/9/2029	-	26,701	-

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Equiniti Group PLC	Services: Business	Orbit Private Holdings I LTD	Loan	6M USD SOFR+	3.75%	0.00%	7.92%	12/11/2028	962,775	957,824	960,166
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Evertec Group LLC	Loan	1M USD SOFR+	2.25%	0.50%	6.21%	10/30/2030	1,125,000	1,112,162	1,125,000
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Fiesta Purchaser Inc.	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	2/12/2031	493,772	489,966	492,147
Finco I LLC	Banking, Finance, Insurance & Real Estate	FinCo I LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	6/27/2029	2,774,631	2,773,345	2,771,163
First Brands Group, LLC (b)	Automotive	First Brands Group LLC	Loan	1M USD SOFR+	0.00%	1.00%	4.24%	3/30/2027	1,332,115	14,025	13,734
First Brands Group, LLC	Automotive	First Brands Group LLC	Loan	1M USD SOFR+	1.55%	1.00%	5.53%	6/29/2026	1,388,295	1,168,696	1,460,681
First Brands Group, LLC	Automotive	First Brands Group LLC	Loan	1M USD SOFR+	7.00%	1.00%	10.98%	6/29/2026	3,455,385	1,467,335	1,380,012
First Student Bidco Inc.	Transportation: Consumer	First Student Bidco Inc	Loan	3M USD SOFR+	2.50%	0.00%	6.71%	8/15/2030	707,702	705,393	708,764
First Student Bidco Inc.	Transportation: Consumer	First Student Bidco Inc	Loan	3M USD SOFR+	2.50%	0.00%	6.71%	8/15/2030	216,966	216,281	217,292
Fitness International, LLC (LA Fitness)	Services: Consumer	Fitness International LLC	Loan	1M USD SOFR+	4.50%	1.00%	8.46%	2/5/2029	1,182,000	1,157,648	1,184,364
Flutter Financing B.V.	Hotel, Gaming & Leisure	Flutter Financing B.V.	Loan	3M USD SOFR+	1.75%	0.50%	5.75%	11/29/2030	3,684,375	3,676,959	3,668,274
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Franklin Square Holdings L.P.	Loan	1M USD SOFR+	2.25%	0.00%	6.21%	4/25/2031	4,199,316	4,195,406	4,115,330
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Froneri International Ltd	Loan	6M USD SOFR+	2.00%	0.00%	6.20%	9/16/2031	1,905,425	1,905,578	1,896,317
Fusion Buyer LLC	Services: Consumer	Fusion Buyer LLC	Loan	3M USD SOFR+	8.00%	0.00%	12.10%	6/6/2030	1,426,523	1,426,523	1,459,804

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Garrett LX III S.a r.l.	Automotive	Garrett Motion Sarl	Loan	3M USD SOFR+	2.00%	0.50%	5.84%	1/20/2032	1,339,099	1,336,340	1,338,536
Genesee & Wyoming, Inc.	Transportation: Cargo	Genesee & Wyoming Inc.	Loan	3M USD SOFR+	1.75%	0.00%	5.75%	4/10/2031	1,485,000	1,478,914	1,482,372
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	GIP Pilot Acquistion Partners L.P.	Loan	3M USD SOFR+	2.00%	0.00%	5.94%	10/4/2030	383,422	382,044	383,549
Global Tel*Link Corporation	Telecommunications	Global Tel*Link Corporation	Loan	1M USD SOFR+	7.50%	3.00%	11.46%	7/31/2029	4,772,890	4,714,576	4,705,258
Go Daddy Operating Company, LLC	High Tech Industries	Go Daddy Operating Company LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	5/30/2031	933,144	933,144	932,202
GOLDEN WEST PACKAGING GROUP LLC (c)	Forest Products & Paper	Golden West Packaging Group LLC	Loan	1M USD SOFR+	5.25%	0.75%	9.33%	6/27/2031	1,750,000	1,743,956	1,157,188
GOTO GROUP, INC.	High Tech Industries	LogMeIn Inc.	Loan	3M USD SOFR+	4.75%	0.00%	8.79%	4/30/2028	1,235,970	873,939	1,069,114
GOTO GROUP, INC.	High Tech Industries	LogMeIn Inc.	Loan	3M USD SOFR+	4.75%	0.00%	8.79%	4/30/2028	1,706,816	1,653,544	670,745
Graham Packaging Co Inc	Containers, Packaging & Glass	Graham Packaging Company Inc	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	8/4/2027	817,017	815,355	818,512
Great Outdoors Group, LLC	Retail	Huntsman Holdings LLC	Loan	1M USD SOFR+	3.25%	0.75%	7.21%	1/20/2032	953,042	951,280	954,948
Griffon Corporation	Consumer goods: Durable	Griffon Corporation	Loan	1M USD SOFR+	2.00%	0.00%	6.00%	1/24/2029	140,313	140,203	140,752
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Grosvenor Capital Management Holdings LLLP	Loan	1M USD SOFR+	2.25%	0.00%	6.21%	2/25/2030	2,765,704	2,765,676	2,776,075
Groupe Solmax Inc.	Environmental Industries	Groupe Solmax Inc.	Loan	3M USD SOFR+	4.75%	0.75%	9.01%	5/27/2028	2,393,114	2,170,952	1,941,438
Hertz Corporation (The)	Transportation: Consumer	Hertz Corporation (The)	Loan	1M USD SOFR+	3.75%	0.00%	7.74%	6/30/2028	2,067,190	2,029,469	1,695,096

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hillman Group Inc. (The) (New)	Consumer goods: Durable	The Hillman Group Inc.	Loan	1M USD SOFR+	2.00%	0.50%	5.96%	7/14/2028	2,687,595	2,687,550	2,688,858
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Hilton Worldwide Finance LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.70%	11/8/2030	1,500,000	1,497,583	1,505,340
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	HLF Financing SaRL LLC	Loan	1M USD SOFR+	6.75%	0.50%	10.71%	4/12/2029	2,921,625	2,921,155	2,958,467
Holley Purchaser, Inc	Automotive	Holley Purchaser Inc.	Loan	1M USD SOFR+	3.75%	0.75%	7.83%	11/17/2028	2,169,911	2,166,149	2,150,664
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Hudson River Trading LLC	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	3/29/2030	5,732,100	5,659,358	5,747,347
Hunter Douglas Inc	Consumer goods: Durable	Hunter Douglas Inc.	Loan	3M USD SOFR+	3.25%	0.00%	7.25%	1/19/2032	2,215,903	2,038,755	2,220,335
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Hyperion Refinance S.a r.l.	Loan	1M USD SOFR+	2.75%	0.50%	6.71%	2/15/2031	2,955,206	2,945,273	2,958,604
Idera, Inc.	High Tech Industries	Idera Inc.	Loan	3M USD SOFR+	3.50%	0.75%	7.35%	3/2/2028	4,690,379	4,688,099	4,211,819
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	IMA Financial Group Inc.	Loan	1M USD SOFR+	3.00%	0.50%	6.96%	11/1/2028	2,421,830	2,416,210	2,425,730
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	INEOS US Petrochem LLC	Loan	1M USD SOFR+	3.75%	0.00%	7.81%	3/13/2030	488,750	485,298	364,730
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Ineos US Finance LLC	Loan	1M USD SOFR+	3.25%	0.00%	7.21%	2/18/2030	982,575	975,841	827,819
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	INEOS US Petrochem LLC	Loan	1M USD SOFR+	4.25%	0.00%	8.31%	4/2/2029	2,674,151	2,634,556	2,041,714
Ingram Micro Inc.	Wholesale	Ingram Micro Inc.	Loan	3M USD SOFR+	2.25%	0.00%	6.25%	9/22/2031	599,923	596,865	601,009
Inmar, Inc.	Services: Business	Inmar Inc.	Loan	3M USD SOFR+	4.50%	0.50%	8.50%	10/30/2031	3,275,126	3,229,018	3,232,157

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Innophos, Inc.	Chemicals, Plastics, & Rubber	Innophos Holdings Inc.	Loan	1M USD SOFR+	4.25%	0.00%	8.33%	3/16/2029	472,500	470,258	440,805
Instant Brands Litigation Trust (b) (c)	Consumer goods: Durable	Instant Brands Litigation Trust	Loan	3M USD SOFR+	0.00%	0.00%	0.00%	2/26/2031	73,811	66,529	73,811
IRB Holding Corporation	Beverage, Food & Tobacco	IRB Holding Corporation	Loan	1M USD SOFR+	2.50%	0.50%	6.56%	12/16/2030	488,793	486,404	488,759
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Isagenix International LLC	Loan	3M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,475,430	1,184,934	206,560
Isolved Inc.	Services: Business	iSolved Inc	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	10/15/2030	615,672	610,910	616,454
Jane Street Group	Banking, Finance, Insurance & Real Estate	Jane Street Group LLC	Loan	1M USD SOFR+	2.00%	0.00%	5.96%	12/15/2031	3,810,000	3,809,999	3,770,262
Journey Personal Care Corp.	Consumer goods: Non-durable	Journey Personal Care Corp.	Loan	1M USD SOFR+	3.75%	0.75%	7.71%	3/1/2028	2,873,231	2,844,157	2,837,316
JP Intermediate B, LLC	Consumer goods: Non-durable	JP Intermediate B LLC	Loan	3M USD SOFR+	7.00%	1.00%	11.00%	9/30/2030	233,768	233,768	187,015
JP Intermediate B, LLC	Consumer goods: Non-durable	JP Intermediate B LLC	Loan	3M USD SOFR+	5.50%	0.00%	9.50%	9/30/2032	1,103,261	559,261	551,630
Koppers Inc	Chemicals, Plastics, & Rubber	Koppers Inc	Loan	1M USD SOFR+	2.50%	0.50%	6.50%	4/10/2030	977,674	957,192	972,180
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Lakeland Tours LLC	Loan	Fixed	0.00%	0.00%	10.00%	9/27/2027	1,127,568	777,042	12,685
Latham Pool Products, Inc.	Consumer goods: Durable	Latham Pool Products Inc.	Loan	3M USD SOFR+	4.00%	0.50%	8.35%	2/23/2029	983,219	972,633	979,944
Lealand Finance Company B.V. (c)	Energy: Oil & Gas	Lealand Finance Company B.V.	Loan	1M USD SOFR+	1.00%	0.00%	4.96%	12/31/2027	375,152	375,152	291,211
Lifetime Brands, Inc	Consumer goods: Non-durable	Lifetime Brands Inc.	Loan	1M USD SOFR+	5.50%	1.00%	9.57%	8/26/2027	1,514,123	1,511,473	1,362,711
LOYALTY VENTURES INC. (b)	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime	5.50%	0.50%	14.00%	11/3/2027	-	11,584	-
LSF11 TRINITY BIDCO INC	Aerospace & Defense	LSF11 Trinity Bidco Inc	Loan	1M USD SOFR+	2.50%	0.00%	6.45%	6/17/2030	963,550	953,203	963,550

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	LSF9 Atlantis Holdings LLC	Loan	3M USD SOFR+	3.75%	0.75%	7.75%	3/29/2029	2,572,447	2,522,385	2,572,447
MAGNITE, INC.	Services: Business	Magnite Inc.	Loan	1M USD SOFR+	3.00%	0.00%	6.96%	2/6/2031	3,217,601	3,192,580	3,209,557
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Marriott Ownership Resorts Inc.	Loan	1M USD SOFR+	2.25%	0.00%	6.21%	4/1/2031	1,300,610	1,300,610	1,287,331
Max US Bidco Inc.	Beverage, Food & Tobacco	Max US Bidco INC	Loan	3M USD SOFR+	5.00%	0.50%	9.00%	10/3/2030	1,970,000	1,868,027	1,909,679
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	McGraw-Hill Education Inc.	Loan	1M USD SOFR+	2.75%	0.50%	6.81%	8/6/2031	633,828	630,487	636,205
Michaels Companies Inc	Retail	Michaels Companies Inc. The	Loan	3M USD SOFR+	4.25%	0.75%	8.51%	4/8/2028	2,398,562	2,390,593	2,296,383
MIWD Holdco II LLC	Construction & Building	MI Windows and Doors LLC	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	3/21/2031	493,763	491,815	492,706
MKS Instruments, Inc.	High Tech Industries	MKS Instruments Inc	Loan	1M USD SOFR+	2.00%	0.50%	5.98%	8/17/2029	1,113,124	1,112,009	1,115,874
Moneygram International, Inc.	Services: Business	Moneygram International Inc.	Loan	3M USD SOFR+	4.75%	0.50%	8.81%	6/1/2030	2,941,453	2,648,447	2,150,938
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	MPH Acquisition Holdings LLC	Loan	3M USD SOFR+	3.75%	0.50%	7.59%	12/31/2030	314,033	287,153	313,446
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	NAB Holdings LLC	Loan	3M USD SOFR+	2.50%	0.50%	6.50%	11/24/2028	2,888,677	2,886,438	2,785,176
Napa Management Services Corp	Healthcare & Pharmaceuticals	Napa Management Services Corporation	Loan	1M USD SOFR+	5.25%	0.75%	9.31%	2/22/2029	2,916,877	2,542,680	2,002,932
Natgasoline LLC	Chemicals, Plastics, & Rubber	Natgasoline LLC	Loan	3M USD SOFR+	5.50%	0.00%	9.50%	3/25/2030	3,228,979	3,138,578	3,242,444
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	National Mentor Holdings Inc.	Loan	3M USD LIBOR+	3.75%	0.75%	8.48%	3/2/2028	2,659,462	2,656,679	2,613,586

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	National Mentor Holdings Inc.	Loan	3M USD SOFR+	3.75%	0.75%	7.85%	3/2/2028	87,464	87,310	85,955
Next Level Apparel, Inc.	Retail	YS Garments LLC	Loan	3M USD SOFR+	7.50%	1.00%	11.48%	8/9/2026	2,317,073	2,309,015	1,543,750
Nielsen Consumer Inc.	Services: Business	Nielsen Consumer Inc.	Loan	1M USD SOFR+	2.50%	0.50%	6.46%	10/7/2030	2,159,988	2,159,460	2,157,288
NortonLifeLock Inc.	High Tech Industries	Gen Digital Inc	Loan	1M USD SOFR+	1.75%	0.50%	5.71%	9/12/2029	958,750	956,419	958,088
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Nouryon Finance B.V.	Loan	6M USD SOFR+	3.25%	0.00%	7.04%	4/3/2028	480,262	477,674	478,394
Novae LLC	Automotive	Novae LLC	Loan	3M USD SOFR+	5.00%	0.75%	9.15%	12/22/2028	1,930,000	1,922,882	1,804,550
Olaplex, Inc.	Consumer goods: Non-durable	Olaplex Inc.	Loan	3M USD SOFR+	3.50%	0.50%	7.80%	2/23/2029	1,319,846	1,286,000	1,285,411
Open Text Corporation	High Tech Industries	Open Text Corporation	Loan	1M USD SOFR+	1.75%	0.50%	5.71%	1/31/2030	910,633	892,287	910,323
Oxbow Carbon, LLC	Metals & Mining	Oxbow Carbon LLC	Loan	1M USD SOFR+	3.50%	0.50%	7.46%	5/2/2030	461,577	454,958	460,137
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Pacific Dental Services LLC	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	3/17/2031	1,182,038	1,181,639	1,184,035
Padagis LLC	Healthcare & Pharmaceuticals	Padagis LLC	Loan	3M USD SOFR+	4.75%	0.50%	8.95%	7/6/2028	930,329	925,986	869,858
PAR PETROLEUM LLC	Energy: Oil & Gas	Par Petroleum LLC	Loan	3M USD SOFR+	3.75%	0.50%	7.69%	2/28/2030	2,440,002	2,422,472	2,441,539
PATAGONIA HOLDCO LLC	Telecommunications	Patagonia Holdco LLC	Loan	3M USD SOFR+	5.75%	0.50%	9.62%	8/1/2029	2,924,772	2,652,900	2,120,459
Pathway Partners Vet Management Company LLC	Consumer goods: Non-durable	Pathway Vet Alliance LLC	Loan	3M USD SOFR+	5.00%	1.00%	8.84%	6/30/2028	131,927	128,369	132,917
Pathway Partners Vet Management Company LLC (c)	Consumer goods: Non-durable	Pathway Vet Alliance LLC	Loan	3M USD SOFR+	5.00%	1.00%	8.84%	6/30/2028	422,053	419,014	312,847
PCI Gaming Authority	Hotel, Gaming & Leisure	PCI Gaming Authority	Loan	1M USD SOFR+	2.00%	0.00%	5.96%	7/18/2031	784,559	784,137	785,053

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	PEARLS (Netherlands) Bidco B.V	Loan	3M USD SOFR+	3.25%	0.50%	7.09%	2/28/2029	965,392	964,896	881,721
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Pediatric Associates Holding Company LLC	Loan	3M USD SOFR+	3.25%	0.50%	7.35%	12/29/2028	1,448,373	1,445,729	1,406,327
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Penn National Gaming Inc.	Loan	1M USD SOFR+	2.50%	0.50%	6.46%	5/3/2029	967,500	965,000	970,132
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Phoenix Guarantor Inc.	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	2/21/2031	957,961	957,961	961,994
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Physician Partners LLC	Loan	3M USD SOFR+	6.00%	0.00%	10.00%	12/31/2029	655,633	576,623	527,784
PHYSICIAN PARTNERS, LLC (c)	Healthcare & Pharmaceuticals	Physician Partners LLC	Loan	3M USD SOFR+	1.50%	0.00%	5.65%	12/31/2029	1,853,689	933,341	871,234
Playtika Holding Corp.	High Tech Industries	Playtika Holding Corp.	Loan	1M USD SOFR+	2.75%	0.00%	6.83%	3/13/2028	4,297,500	4,294,327	4,160,324
PointClickCare Technologies, Inc.	High Tech Industries	PointClickCare Technologies Inc.	Loan	3M USD SOFR+	2.75%	0.00%	6.75%	11/3/2031	480,162	479,151	480,561
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Jadex Inc.	Loan	1M USD SOFR+	4.75%	0.75%	8.83%	2/12/2028	4,020,266	4,007,682	2,665,436
Pre-Paid Legal Services, Inc.	Services: Consumer	Pre-Paid Legal Services Inc.	Loan	1M USD SOFR+	3.25%	0.50%	7.21%	12/15/2028	2,895,619	2,883,628	2,801,511
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Prime Security Services Borrower LLC	Loan	6M USD SOFR+	2.00%	0.00%	6.13%	10/13/2030	1,774,490	1,761,361	1,772,077
Primo Brands Corporation	Beverage, Food & Tobacco	Primo Brands Corporation	Loan	3M USD SOFR+	2.25%	0.50%	6.25%	3/31/2028	1,436,649	1,433,752	1,439,062
PRIORITY HOLDINGS, LLC	Services: Consumer	Priority Holdings LLC	Loan	1M USD SOFR+	3.75%	0.50%	7.71%	7/30/2032	2,830,585	2,816,809	2,777,512
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Project Leopard Holdings Inc.	Loan	3M USD SOFR+	5.25%	0.50%	9.19%	7/20/2029	972,500	930,786	838,781

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Propulsion (BC) Finco	Aerospace & Defense	Propulsion (BC) Finco Sarl	Loan	3M USD SOFR+	2.75%	0.50%	6.74%	9/14/2029	736,889	731,462	739,932
PUG LLC	Services: Consumer	Stubhub Holdings Inc.	Loan	1M USD SOFR+	4.75%	0.00%	8.71%	3/15/2030	280,875	280,512	273,679
Quartz AcquireCo, LLC	High Tech Industries	QUARTZ ACQUIRECO LLC	Loan	3M USD SOFR+	2.25%	0.00%	6.25%	6/28/2030	1,225,614	1,218,612	1,219,486
Quikrete Holdings, Inc.	Construction & Building	QUIKRETE Holdings Inc.	Loan	1M USD SOFR+	2.25%	0.00%	6.21%	4/14/2031	985,056	983,305	986,307
Rackspace Technology Global, Inc.	High Tech Industries	Rackspace Technology Global Inc.	Loan	1M USD SOFR+	2.75%	0.75%	6.82%	5/15/2028	2,024,235	1,278,688	822,629
Rackspace Technology Global, Inc.	High Tech Industries	Rackspace Finance LLC	Loan	1M USD SOFR+	6.25%	0.75%	10.32%	5/15/2028	542,776	539,174	553,518
RAND PARENT LLC	Transportation: Cargo	Rand Parent LLC	Loan	3M USD SOFR+	3.00%	0.00%	7.00%	3/18/2030	2,437,983	2,377,650	2,439,007
RealPage, Inc.	High Tech Industries	RealPage Inc.	Loan	3M USD SOFR+	3.00%	0.50%	7.26%	4/24/2028	960,000	959,684	958,474
Rent-A-Center, Inc.	Retail	Rent-A-Center Inc.	Loan	3M USD SOFR+	2.75%	0.50%	6.63%	8/13/2032	1,830,090	1,810,002	1,832,378
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Research Now Group Inc.	Loan	3M USD SOFR+	5.00%	1.00%	9.14%	7/15/2028	336,184	332,847	332,654
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Research Now Group LLC and Dynata LLC	Loan	3M USD SOFR+	5.50%	1.00%	9.64%	10/15/2028	2,865,663	2,768,058	1,647,756
Resideo Funding Inc.	Services: Consumer	Resideo Funding Inc.	Loan	1M USD SOFR+	2.00%	0.00%	5.96%	2/11/2028	674,488	674,488	675,331
Resolute Investment Managers (American Beacon), Inc. (c)	Banking, Finance, Insurance & Real Estate	Resolute Investment Managers Inc.	Loan	3M USD SOFR+	6.50%	1.00%	10.76%	10/30/2028	1,953,049	1,953,049	1,601,500
Restoration Hardware, Inc.	Retail	Restoration Hardware Inc	Loan	1M USD SOFR+	2.50%	0.50%	6.58%	10/20/2028	3,366,015	3,363,968	3,264,126
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Reynolds Consumer Products LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	3/4/2032	961,418	961,418	965,264
Russell Investments US Inst'l Holdco, Inc. (c)	Banking, Finance, Insurance & Real Estate	Russell Investments US Institutional Holdco Inc.	Loan	1M USD SOFR+	5.00%	1.00%	8.96%	5/30/2027	5,764,110	5,757,209	5,657,244

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Ryan Specialty Group LLC	Loan	1M USD SOFR+	2.00%	0.00%	5.96%	9/15/2031	1,445,014	1,438,329	1,445,317
S&S HOLDINGS LLC	Services: Business	S&S Holdings LLC	Loan	1M USD SOFR+	5.00%	0.50%	9.09%	3/10/2028	2,389,900	2,365,090	2,378,547
Sally Holdings LLC	Retail	Sally Holdings LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	2/28/2030	343,750	342,021	343,894
Schweitzer-Mauduit International, Inc.	High Tech Industries	Schweitzer-Mauduit International Inc.	Loan	1M USD SOFR+	3.75%	0.75%	7.83%	4/20/2028	939,236	937,736	929,843
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Scientific Games Holdings LP	Loan	1M USD SOFR+	3.00%	0.50%	6.93%	4/4/2029	487,575	487,098	477,887
Sedgwick Claims Management Services, Inc.	Services: Business	Sedgwick Claims Management Services Inc.	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	7/31/2031	977,644	972,297	979,169
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Setanta Aircraft Leasing DAC	Loan	3M USD SOFR+	1.75%	0.00%	5.75%	11/5/2028	350,000	349,650	351,519
Sitel Worldwide Corporation	Services: Business	Foundever Worldwide Corporation	Loan	1M USD SOFR+	3.75%	0.50%	7.83%	8/28/2028	1,920,000	1,916,642	972,806
SiteOne Landscape Supply, LLC	Services: Business	SiteOne Landscape Supply Inc.	Loan	1M USD SOFR+	1.75%	0.50%	5.71%	3/23/2030	1,248,253	1,244,587	1,246,693
Smyrna Ready Mix Concrete, LLC	Construction & Building	Smyrna Ready Mix Concrete LLC	Loan	1M USD SOFR+	3.00%	0.00%	6.98%	4/2/2029	506,530	504,400	507,163
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Sparta U.S. HoldCo LLC	Loan	1M USD SOFR+	3.00%	0.00%	6.98%	8/2/2030	1,925,000	1,921,715	1,874,873
Specialty Pharma III Inc.	Services: Business	Specialty Pharma III Inc.	Loan	1M USD SOFR+	4.50%	0.75%	8.56%	3/31/2028	1,920,133	1,912,969	1,884,131
SRAM, LLC	Consumer goods: Durable	SRAM LLC	Loan	1M USD SOFR+	2.25%	0.00%	6.21%	2/23/2032	2,252,073	2,251,106	2,249,258
STANDARD INDUSTRIES INC.	Construction & Building	Standard Industries Inc	Loan	1M USD SOFR+	1.75%	0.50%	5.70%	9/22/2028	202,750	202,078	203,533
Staples, Inc.	Wholesale	Staples Inc.	Loan	3M USD SOFR+	5.75%	0.50%	9.60%	9/4/2029	4,231,414	4,186,009	3,965,638
Star Parent, Inc.	Services: Business	Star Parent Inc	Loan	3M USD SOFR+	4.00%	0.00%	8.00%	9/27/2030	1,231,250	1,217,427	1,232,679
Storable, Inc	High Tech Industries	Storable Inc	Loan	1M USD SOFR+	3.25%	0.00%	7.21%	4/16/2031	482,575	482,438	484,385
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Superannuation and Investments US LLC	Loan	1M USD SOFR+	3.00%	0.50%	6.96%	12/1/2028	962,588	958,146	965,398
SupplyOne, Inc	Wholesale	SupplyOne Inc.	Loan	1M USD SOFR+	3.50%	0.00%	7.46%	3/27/2031	492,525	488,457	492,185
Sweetwater Borrower, LLC	Retail	Sweetwater Borrower LLC	Loan	1M USD SOFR+	4.25%	0.75%	8.33%	8/2/2028	1,964,107	1,917,592	1,967,800
Syncsort Incorporated	High Tech Industries	Vision Solutions Inc.	Loan	3M USD SOFR+	4.00%	0.75%	8.10%	4/24/2028	2,401,203	2,400,937	2,261,645
Ta TT Buyer LLC	Media: Broadcasting & Subscription	TA TT Buyer LLC	Loan	3M USD SOFR+	4.75%	0.50%	8.75%	4/2/2029	972,645	966,864	944,681

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tenable Holdings, Inc.	Services: Business	Tenable Holdings Inc.	Loan	1M USD SOFR+	2.75%	0.50%	6.83%	7/7/2028	962,500	961,984	964,310
Thor Industries, Inc.	Automotive	Thor Industries Inc.	Loan	1M USD SOFR+	2.25%	0.00%	6.21%	11/15/2030	94,142	93,454	93,906
Torrid LLC	Wholesale	Torrid LLC	Loan	3M USD SOFR+	5.50%	0.75%	9.72%	6/14/2028	2,968,606	2,728,109	2,345,198
TORY BURCH LLC	Retail	Tory Burch LLC	Loan	1M USD SOFR+	3.25%	0.50%	7.33%	4/17/2028	2,266,656	2,184,259	2,254,960
Tosca Services, LLC (c)	Containers, Packaging & Glass	Tosca Services LLC	Loan	1M USD SOFR+	5.50%	1.50%	9.49%	11/30/2028	80,509	79,712	81,415
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Trans Union LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	6/24/2031	601,442	601,023	601,442
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Tronox Finance LLC	Loan	3M USD SOFR+	2.25%	0.00%	6.25%	4/4/2029	1,985,025	1,972,231	1,548,320
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Tronox Finance LLC	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	9/30/2031	344,321	344,156	256,440
TruGreen Limited Partnership	Services: Consumer	Trugreen Limited Partnership	Loan	1M USD SOFR+	4.00%	0.75%	8.06%	11/2/2027	927,716	925,665	907,075
Ultra Clean Holdings, Inc.	High Tech Industries	Ultra Clean Holdings Inc.	Loan	1M USD SOFR+	2.75%	0.00%	6.71%	2/25/2028	1,210,622	1,208,783	1,215,162
Univision Communications Inc.	Media: Broadcasting & Subscription	Univision Communications Inc.	Loan	1M USD SOFR+	3.50%	0.50%	7.58%	1/31/2029	2,385,405	2,385,023	2,360,072
Univision Communications Inc.	Media: Broadcasting & Subscription	Univision Communications Inc.	Loan	3M USD SOFR+	4.25%	0.50%	8.25%	6/25/2029	241,875	237,578	241,372
Vaco Holdings, LLC	Services: Business	Vaco Holdings LLC	Loan	3M USD SOFR+	5.00%	0.75%	9.15%	1/19/2029	2,277,149	2,237,536	1,930,840
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Vericast Corp.	Loan	3M USD SOFR+	7.75%	1.00%	11.62%	6/16/2026	1,268,820	1,268,742	1,235,514
Verifone Systems, Inc. (c)	Banking, Finance, Insurance & Real Estate	VeriFone Systems Inc.	Loan	3M USD SOFR+	5.25%	0.00%	9.35%	8/21/2028	1,191,768	1,191,355	1,127,282
Vertex Aerospace Services Corp	Aerospace & Defense	Vertex Aerospace Services Corp.	Loan	1M USD SOFR+	2.25%	0.75%	6.21%	12/6/2030	965,429	963,829	969,049
Vertiv Group Corporation	Capital Equipment	Vertiv Group Corporation	Loan	1M USD SOFR+	1.75%	0.00%	5.73%	8/12/2032	1,906,379	1,906,379	1,912,231
Viasat Inc	Telecommunications	Viasat Inc	Loan	1M USD SOFR+	4.50%	0.50%	8.58%	3/5/2029	2,914,661	2,874,148	2,894,462
Vistra Operations Company LLC	Energy: Electricity	Vistra Operations Company LLC	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	12/20/2030	1,856,328	1,855,656	1,863,475
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	WMG Acquisition Corp	Loan	3M USD SOFR+	1.75%	0.00%	5.95%	1/24/2031	1,250,000	1,250,000	1,250,000

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

November 30, 2025

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Watlow Electric Manufacturing Company	High Tech Industries	Watlow Electric Manufacturing Company	Loan	3M USD SOFR+	3.00%	0.50%	6.84%	3/2/2028	2,639,053	2,634,676	2,643,671
WeddingWire, Inc.	Services: Consumer	The Knot Worldwide Inc	Loan	1M USD SOFR+	3.75%	0.00%	7.71%	1/31/2028	4,737,030	4,737,029	4,168,586
WEX Inc.	Services: Business	WEX Inc.	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	3/31/2028	2,873,883	2,871,128	2,878,079
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Windsor Holdings III LLC	Loan	1M USD SOFR+	2.75%	0.00%	6.73%	8/1/2030	491,300	491,300	491,148
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Wyndham Hotels & Resorts Inc	Loan	1M USD SOFR+	1.75%	0.00%	5.71%	5/24/2030	980,094	976,778	981,015
Xperi Corporation	High Tech Industries	Adeia Inc	Loan	1M USD SOFR+	2.50%	0.00%	6.46%	6/8/2028	1,554,597	1,554,082	1,559,463
Zayo Group, LLC (c)	Telecommunications	Zayo Group Holdings Inc.	Loan	1M USD SOFR+	3.50%	0.00%	7.58%	3/11/2030	619,563	614,114	586,776
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Allspring Buyer LLC	Loan	3M USD SOFR+	2.75%	0.50%	6.81%	11/1/2030	1,843,000	1,836,880	1,849,229
Zekelman Industries, Inc.	Metals & Mining	Zekelman Industries Inc	Loan	1M USD SOFR+	2.25%	0.00%	6.20%	1/24/2031	1,432,218	1,431,502	1,434,624
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Zest Acquisition Corp.	Loan	3M USD SOFR+	5.25%	0.00%	9.11%	2/8/2028	1,945,000	1,896,693	1,946,225
Zodiac Pool Solutions	Consumer goods: Durable	Zodiac Pool Solutions LLC	Loan	1M USD SOFR+	1.93%	0.50%	5.99%	1/29/2029	481,250	480,886	481,500
TOTAL INVESTMENTS										$417,165,398	$397,918,331

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	21,694,937	$21,694,937	$21,694,937
Total cash and cash equivalents	21,694,937	$21,694,937	$21,694,937

(a)	Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of November 30, 2025.
(b)	As of November 30, 2025, the investment was in default or on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of November 30, 2025.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of November 30, 2025 was 3.86%.

3M SOFR - The 3-month SOFR rate as of November 30, 2025 was 3.79%.

6M SOFR - The 6-month SOFR rate as of November 30, 2025 was 3.70%.

Prime - The Prime Rate as of November 30, 2025 was 7.00%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						296,227	$216,246	$204,397
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						7,917	3,736	2,895
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						7,917	3,129	2,883
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity						24,148	670,107	682,181
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity						4,410	175,000	50,715
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity						92,837	-	4,642
Instant Brands Litigation Trust	Consumer goods: Durable	Equity Interests	Equity						51,095	35,250	151,056
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	231,040
URS TOPCO, LLC	Transportation: Cargo	Common Stock	Equity						25,330	440,405	354,620
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Common Stock	Equity						41,758	-	-
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	9/20/2030	1,436,662	1,419,292	1,429,076
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.66%	2/7/2029	2,448,533	2,374,623	2,398,044
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	9.50%	7/8/2028	3,036,695	2,797,339	2,936,484
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.07%	8/12/2028	352,462	350,628	352,902

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.28%	5/9/2025	2,267,140	2,265,721	1,271,865
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+	3.00%	0.00%	7.26%	5/1/2030	2,154,146	2,140,760	2,093,119
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	1M USD SOFR+	3.00%	0.75%	7.30%	2/1/2031	2,895,655	2,838,488	2,902,228
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+	2.00%	0.00%	6.34%	3/21/2031	992,500	990,413	995,607
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	4.00%	0.75%	8.30%	4/8/2030	2,455,696	2,341,381	2,458,250
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	2/4/2028	240,624	240,582	241,166
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	9.98%	2/10/2027	4,303,877	4,290,645	2,571,566
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6 (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	9/19/2031	797,021	797,021	795,579
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+	3.75%	0.50%	8.17%	5/12/2028	1,935,000	1,930,761	1,936,529
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	First Lien Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	5/31/2030	249,375	249,375	249,532
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	6.50%	3.50%	10.92%	2/20/2029	500,000	487,543	500,000
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (02/25)	Loan	3M USD SOFR+	6.50%	3.50%	10.92%	4/30/2030	545,284	545,284	539,831
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	6/11/2031	482,575	481,544	477,547
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	12/13/2029	480,000	469,318	478,200
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	10.07%	10/30/2029	2,926,807	2,925,603	2,945,099

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	3/3/2028	1,357,439	1,356,879	1,140,588
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	8.34%	8/11/2025	937,500	937,084	765,084
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (12/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	7/18/2029	1,944,396	1,928,125	1,945,408
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	9/1/2027	1,674,963	1,662,638	1,576,559
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	9/1/2027	500,000	496,326	467,625
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+	4.00%	0.00%	8.29%	7/27/2028	490,038	468,587	491,875
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.75%	0.00%	7.19%	5/15/2026	2,878,173	2,868,237	2,874,575
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	3/6/2028	962,500	957,781	957,688
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	4/6/2028	1,753,715	1,750,058	1,758,538
Aramark Services, Inc.	Services: Consumer	Term Loan B8 (03/24)	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	6/22/2030	2,331,250	2,305,337	2,337,078
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	9/23/2028	971,274	969,846	971,711
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	11/24/2028	493,000	489,289	494,543
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	8/9/2030	2,622,898	2,610,006	2,616,891
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	8/2/2028	494,767	491,912	493,035
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+	4.25%	0.00%	8.57%	12/23/2030	893,250	885,649	895,483

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	2/14/2031	1,290,250	1,289,103	1,290,082
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	8.42%	8/19/2028	1,955,000	1,890,928	1,949,780
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+	4.25%	0.00%	8.56%	9/19/2030	2,912,179	2,908,959	2,898,521
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	2/15/2029	1,303,799	1,300,749	1,300,070
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	6/22/2030	1,472,622	1,429,929	1,472,136
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+	1.75%	0.50%	6.08%	12/20/2029	851,048	844,987	852,546
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.62%	0.75%	11.05%	9/20/2027	425,000	418,550	422,344
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	10/10/2029	532,287	530,730	528,849
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	5/27/2031	1,640,279	1,630,478	1,642,329
Belfor Holdings Inc.	Services: Consumer	Term Loan 4/23	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	11/1/2030	1,490,834	1,478,738	1,498,288
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	3.00%	0.50%	7.43%	1/24/2029	1,950,000	1,949,473	1,175,753
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.69%	4/23/2026	342,601	341,898	341,317
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	1/22/2031	1,425,751	1,422,525	1,423,712
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.75%	0.50%	7.06%	12/13/2029	488,806	479,686	488,669
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B (01/25)	Loan	3M USD SOFR+	2.00%	0.00%	6.29%	1/31/2031	498,750	496,603	498,127

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	7.29%	7/30/2031	1,007,194	1,003,006	1,004,766
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	6/16/2031	2,896,329	2,894,596	2,894,794
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.56%	1/27/2031	1,440,450	1,440,450	1,437,396
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	2.50%	0.00%	6.81%	7/1/2031	491,284	481,764	490,464
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B (01/25)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/22/2030	663,337	661,343	663,430
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B5 (09/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/2/2026	483,028	482,076	482,897
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	3/31/2028	2,412,500	2,400,434	2,418,531
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	3/16/2030	471,250	467,499	465,458
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	1/31/2031	1,990,000	1,981,632	1,987,513
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	6.94%	6/5/2028	2,436,709	2,289,886	2,386,586
CAPSTONE BORROWER INC	Services: Business	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.58%	6/17/2030	872,669	862,196	874,851
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	6.94%	7/31/2026	4,089,659	4,079,749	204,483
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+	3.75%	0.00%	8.32%	1/27/2027	1,929,894	1,925,694	1,192,520
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+	2.75%	1.00%	7.17%	11/1/2025	2,085,112	1,976,819	1,978,250
CCC Intelligent Solutions Inc.	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+	2.00%	0.50%	6.32%	9/16/2028	242,500	242,288	241,894

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+	4.00%	0.75%	8.33%	12/17/2027	240,625	239,544	241,426
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	8.66%	3/6/2028	980,000	948,779	395,263
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	4.25%	0.75%	8.82%	3/6/2028	962,500	960,608	399,438
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.50%	0.00%	10.28%	9/25/2025	1,140,869	1,139,841	386,047
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.58%	7/6/2029	990,019	968,890	903,640
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	8/28/2028	616,921	613,611	617,470
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	1M USD SOFR+	4.25%	0.50%	8.57%	2/11/2028	1,473,806	1,410,924	1,469,886
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B3 (08/23)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	8/18/2028	2,369,720	2,339,142	2,358,866
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/17/2028	481,250	480,828	480,047
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	5/17/2028	1,940,187	1,883,647	1,930,486
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	3M USD SOFR+	2.00%	0.00%	6.33%	10/31/2031	4,826,890	4,826,890	4,832,344
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+	2.75%	0.50%	7.31%	4/27/2028	987,538	984,246	994,529
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	5/6/2030	1,197,000	1,192,661	1,191,015
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+	4.50%	0.50%	8.92%	8/10/2026	3,368,637	3,360,331	3,099,146
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	7.50%	4/13/2029	1,220,000	1,199,733	1,219,244

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+	2.50%	0.50%	6.83%	5/14/2028	361,967	361,543	361,062
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	8.82%	9/27/2029	2,865,844	2,801,249	2,491,679
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	7.94%	10/2/2027	2,714,005	2,592,779	2,700,788
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	6/2/2028	2,418,750	2,413,203	2,406,656
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.06%	3/2/2027	1,920,785	1,920,785	1,918,921
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (09/24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	10/1/2031	1,576,094	1,568,099	1,576,536
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+	2.25%	0.50%	6.58%	2/19/2029	750,000	730,356	752,723
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2 (10/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	10/24/2031	485,063	483,905	485,974
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	4.00%	0.75%	8.31%	1/30/2031	2,388,000	2,367,977	2,397,695
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	6.00%	1.00%	10.55%	11/2/2027	1,919,403	1,894,257	1,919,403
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.56%	6/29/2029	762,038	735,302	721,079
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+	4.00%	0.00%	8.32%	10/16/2026	1,439,547	1,439,547	1,394,748
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	11/16/2029	5,292,000	5,206,553	5,270,514
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	11/1/2030	620,320	612,532	620,475
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	3.75%	0.50%	8.34%	10/4/2028	972,500	970,335	916,251

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	14.41%	5/25/2026	29,734	29,407	26,463
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+	5.25%	0.75%	9.80%	8/2/2029	2,902,900	2,887,032	2,882,115
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.29%	10/4/2029	1,470,233	1,383,873	1,465,749
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+	4.25%	0.75%	8.73%	3/25/2028	482,500	480,166	454,496
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	9.94%	11/30/2028	3,071,416	3,028,380	2,973,530
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B (11/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.81%	12/1/2028	1,911,111	1,778,613	1,920,667
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+	5.25%	0.50%	9.67%	12/15/2028	3,892,437	3,790,333	3,773,718
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+	3.50%	0.00%	7.79%	6/17/2031	6,305,000	6,280,258	6,283,311
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	1/31/2030	2,014,107	2,013,573	2,009,072
DTZ U.S. Borrower, LLC	Construction & Building	2024-3 Term Loan (09/24)	Loan	1M USD SOFR+	3.25%	0.50%	7.57%	1/31/2030	1,097,250	1,075,232	1,098,161
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	8.68%	4/11/2031	1,431,964	1,412,492	1,443,148
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	8/16/2028	970,169	967,824	967,336
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.16%	11/23/2028	1,945,000	1,943,317	1,923,663
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	4/7/2028	2,155,371	2,152,592	2,158,281
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	11/1/2028	487,500	486,541	486,769

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+	6.50%	0.00%	10.94%	12/15/2025	2,137,656	2,124,478	2,137,656
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	7.31%	3/30/2029	2,885,658	2,843,183	2,880,262
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	6M USD SOFR+	2.50%	0.00%	6.93%	5/31/2030	990,000	986,329	986,594
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	4.00%	0.50%	8.32%	4/23/2031	1,995,000	1,977,056	1,995,000
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.75%	7.92%	2/10/2028	2,412,500	2,407,887	1,668,654
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	3M USD SOFR+	2.75%	0.50%	7.08%	10/31/2029	1,476,325	1,464,198	1,477,476
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+	6.00%	0.50%	10.28%	10/9/2029	950,000	893,353	397,813
Equiniti Group PLC	Services: Business	Term Loan (12/24)	Loan	6M USD SOFR+	3.75%	0.50%	8.03%	12/11/2028	970,069	964,262	976,937
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	2.75%	0.50%	7.07%	10/30/2030	1,125,000	1,110,800	1,130,625
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Term Loan B (12/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/12/2031	497,503	493,271	497,011
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	6/27/2029	2,795,563	2,793,344	2,794,389
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+	5.00%	1.00%	9.55%	3/30/2027	4,812,500	4,781,859	4,607,969
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+	3.00%	0.00%	7.33%	3/5/2029	5,053,465	5,046,585	5,052,454
First Student Bidco Inc.	Transportation: Consumer	Term Loan B (12/24)	Loan	3M USD SOFR+	2.50%	0.50%	6.89%	7/21/2028	709,476	706,708	707,603
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+	2.50%	0.50%	6.89%	7/21/2028	216,966	216,137	216,393

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	5.25%	1.00%	9.57%	2/5/2029	1,191,000	1,161,999	1,204,030
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+	1.75%	0.50%	6.08%	11/29/2030	3,712,500	3,704,077	3,699,729
Franchise Group, Inc.	Services: Consumer	New Money Term Commitments	Loan	1M USD SOFR+	9.00%	1.00%	13.43%	5/6/2025	257,225	254,175	257,225
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+	4.75%	0.75%	9.30%	3/10/2026	827,674	825,735	412,802
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+	4.75%	0.75%	9.30%	3/10/2026	3,041,686	2,988,228	1,517,041
Franchise Group, Inc.	Services: Consumer	Term Loan DIP New Money	Loan	1M USD SOFR+	9.00%	1.00%	13.43%	5/6/2025	355,828	353,546	355,828
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/25/2031	4,231,210	4,225,781	4,231,210
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+	2.00%	0.00%	6.24%	9/16/2031	1,915,000	1,914,701	1,905,751
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+	2.25%	0.50%	6.54%	1/20/2032	1,451,250	1,447,746	1,438,552
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.08%	4/10/2031	1,496,250	1,489,525	1,489,711
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	2.96%	8/27/2025	2,323,401	2,300,582	2,318,312
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.30%	10/4/2030	415,684	414,006	414,387
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	11.82%	7/31/2029	4,809,048	4,741,980	4,798,757
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	5/30/2031	940,231	940,231	938,473
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	6M USD SOFR+	5.25%	0.75%	9.92%	12/1/2027	1,775,000	1,767,298	1,434,786

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	3M USD SOFR+	4.75%	0.00%	9.19%	4/30/2028	1,245,381	804,484	1,151,043
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+	4.75%	0.00%	9.19%	4/30/2028	1,719,812	1,651,916	832,389
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	8/4/2027	830,576	828,359	830,161
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.75%	7.55%	1/20/2032	960,244	958,144	962,049
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	6.31%	1/24/2029	142,188	142,044	142,898
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	2/25/2030	2,786,709	2,786,614	2,791,057
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	1M USD SOFR+	4.75%	0.75%	9.19%	5/27/2028	2,412,086	2,134,984	2,133,827
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	5/12/2030	246,881	245,937	247,037
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	6/30/2028	2,082,970	2,035,333	1,807,726
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.00%	0.50%	6.31%	7/14/2028	2,714,525	2,713,474	2,704,780
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	11/8/2030	1,500,000	1,497,236	1,505,160
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	6.75%	0.50%	11.07%	4/12/2029	3,038,490	3,037,561	3,036,606
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	8.19%	11/17/2028	2,189,325	2,184,763	2,130,935
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	3/29/2030	5,775,525	5,692,371	5,770,327

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	1/19/2032	2,232,648	2,038,638	2,215,904
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (11/24)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	2/18/2031	2,977,538	2,966,717	2,968,992
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	7.79%	3/2/2028	4,726,151	4,723,056	4,447,167
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.00%	0.50%	7.32%	11/1/2028	2,440,193	2,433,243	2,440,193
INDY US BIDCO, LLC	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	3/6/2028	2,170,828	2,170,359	2,166,313
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	8.17%	3/13/2030	492,500	488,601	474,031
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/18/2030	990,019	982,264	973,931
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.67%	4/2/2029	2,694,512	2,647,631	2,627,149
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	10/27/2028	486,250	486,237	485,642
Ingram Micro Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	7.08%	9/17/2031	693,439	689,636	697,343
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+	5.00%	1.00%	9.31%	10/30/2031	3,299,855	3,234,272	3,303,980
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.69%	3/16/2029	476,250	472,714	475,826
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	2.50%	0.75%	6.82%	12/15/2027	492,487	489,357	491,935
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,378,403	1,025,602	186,084
Isolved Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	10/15/2030	620,324	614,960	624,394

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	6.30%	12/15/2031	3,840,000	3,839,989	3,790,810
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	1M USD SOFR+	3.75%	0.75%	8.07%	3/1/2028	2,895,000	2,858,590	2,872,072
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	Prime	6.50%	1.00%	14.00%	11/20/2027	3,370,462	3,360,549	134,818
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+	4.73%	0.50%	9.23%	2/12/2026	1,443,750	1,443,745	1,348,304
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	4/10/2030	985,081	961,555	988,775
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+	3.50%	0.50%	8.06%	9/1/2027	481,363	476,486	481,363
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed	0.00%	0.00%	8.00%	9/27/2027	1,127,568	680,756	28,189
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+	3.75%	0.50%	8.19%	2/23/2029	991,609	978,723	970,954
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+	1.00%	0.00%	5.43%	12/31/2027	366,724	366,724	149,257
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+	4.75%	0.50%	9.17%	2/16/2029	2,450,166	2,120,597	2,266,403
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	9.93%	8/26/2027	1,576,347	1,572,295	1,500,163
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.18%	3/17/2028	967,500	966,360	969,919
LOYALTY VENTURES INC.	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime	5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,905,305	211,231
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.93%	10/15/2028	1,622,206	1,607,812	1,621,622
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	6/14/2030	970,924	959,085	970,924

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan Extended	Loan	1M USD SOFR+	5.25%	0.75%	9.57%	3/29/2029	2,671,805	2,610,533	2,680,167
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	6.79%	4/16/2029	1,608,268	1,607,707	1,512,785
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+	2.35%	2.00%	6.79%	4/15/2030	1,608,268	1,607,702	1,507,767
MAGNITE, INC.	Services: Business	Term Loan B (09/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	2/6/2031	3,233,770	3,205,941	3,278,235
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/1/2031	1,310,489	1,310,489	1,310,489
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	9.31%	10/3/2030	1,985,000	1,870,513	1,942,819
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.00%	7.29%	12/29/2031	3,415,608	3,349,332	3,405,634
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (1/25)	Loan	3M USD SOFR+	3.25%	0.50%	7.55%	8/6/2031	1,244,525	1,236,501	1,251,134
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+	4.25%	0.75%	8.84%	4/8/2028	2,417,349	2,407,248	1,957,038
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	3/21/2031	497,500	495,226	498,067
MKS Instruments, Inc.	High Tech Industries	Term Loan B (01/25)	Loan	1M USD SOFR+	2.00%	0.50%	6.32%	8/17/2029	1,280,586	1,278,776	1,281,227
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+	4.00%	0.00%	8.32%	3/28/2028	491,250	477,801	490,331
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	9.15%	6/1/2030	2,963,850	2,633,472	2,846,363
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	4.50%	0.50%	8.83%	9/28/2030	500,000	495,844	501,250
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+	3.75%	0.00%	8.04%	12/31/2030	315,611	285,615	313,638

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Second-Out Term Loan (01/25)	Loan	3M USD SOFR+	4.60%	0.00%	9.15%	12/31/2030	2,616,207	2,460,718	2,198,556
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+	2.50%	0.50%	6.82%	11/24/2028	2,910,506	2,906,771	2,886,873
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+	5.25%	0.75%	9.67%	2/22/2029	2,939,547	2,497,131	2,712,966
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD SOFR+	3.50%	0.00%	8.17%	11/14/2025	3,269,852	3,265,583	3,253,503
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.48%	3/2/2028	2,680,348	2,676,078	2,623,658
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+	3.75%	0.75%	8.18%	3/2/2028	87,464	87,262	85,614
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+	2.50%	0.00%	6.94%	9/18/2026	571,911	570,138	571,356
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	11.90%	8/9/2026	2,382,698	2,373,272	1,894,245
NorthPole Newco S.a.r.l	Aerospace & Defense	Term Loan	Loan	Prime	7.00%	0.00%	14.50%	3/3/2025	-	-	-
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	9/12/2029	970,000	967,278	967,507
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.55%	4/3/2028	483,926	480,497	485,591
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+	5.00%	0.75%	9.42%	12/22/2028	1,945,000	1,935,728	1,819,800
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+	3.50%	0.50%	7.92%	2/23/2029	2,442,273	2,367,591	2,262,498
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	1/31/2030	921,883	900,638	920,731
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	5/2/2030	492,500	484,592	491,269

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	2.75%	0.00%	7.07%	3/17/2031	1,191,000	1,190,157	1,194,347
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B4 (05/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	9/24/2028	921,247	919,105	920,841
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	9.30%	7/6/2028	941,176	935,900	876,866
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	3.75%	0.50%	8.04%	2/28/2030	2,458,727	2,438,711	2,448,474
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.05%	8/1/2029	2,947,386	2,631,038	2,597,384
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	3M USD SOFR+	3.75%	0.00%	8.34%	3/31/2027	476,580	472,582	387,545
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	6.32%	7/18/2031	790,518	789,679	788,834
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	1M USD SOFR+	3.25%	0.50%	7.57%	2/28/2029	973,627	972,968	969,246
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.80%	12/29/2028	1,459,630	1,456,242	1,379,350
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.82%	5/3/2029	975,000	971,989	976,463
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	2/1/2028	5,181,328	5,175,310	4,677,754
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	2/21/2031	965,218	965,218	961,444
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.00%	0.50%	8.74%	12/22/2028	2,928,567	2,881,253	1,156,784
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	6.57%	12/1/2028	1,795,294	1,791,011	1,796,892
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	7.19%	3/13/2028	4,331,250	4,327,202	4,316,351

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.69%	4/21/2029	1,955,000	1,949,220	1,890,368
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.00%	7.58%	11/3/2031	482,575	481,443	483,178
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	9.19%	2/12/2028	4,020,266	4,001,931	3,897,648
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	7.69%	12/15/2028	2,917,500	2,903,248	2,917,500
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	6.31%	10/13/2030	1,990,013	1,973,564	1,985,834
Primo Brands Corporation	Beverage, Food & Tobacco	Term Loan B (01/25)	Loan	3M USD SOFR+	2.25%	0.50%	6.56%	3/31/2028	1,447,505	1,443,799	1,448,620
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	1M USD SOFR+	4.75%	0.50%	9.07%	5/16/2031	2,872,211	2,857,095	2,875,802
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+	3.25%	0.75%	7.82%	12/28/2027	481,239	480,294	466,152
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	9.64%	7/20/2029	980,000	930,969	871,387
Propulsion (BC) Finco	Aerospace & Defense	Term Loan B (10/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.58%	9/14/2029	742,457	736,171	745,509
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	9.07%	3/15/2030	465,765	465,063	465,570
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+	2.25%	0.00%	6.57%	6/28/2030	1,234,994	1,226,841	1,233,450
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	4/14/2031	992,500	990,531	990,981
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	7.17%	5/15/2028	2,040,103	1,143,598	1,165,409
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	10.67%	5/15/2028	546,909	542,424	563,705

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	3.00%	0.00%	7.30%	3/18/2030	2,456,406	2,386,949	2,452,108
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+	3.00%	0.50%	7.59%	4/24/2028	967,500	966,881	960,747
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+	2.75%	0.50%	7.04%	2/17/2028	1,840,124	1,815,493	1,839,351
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.58%	7/15/2028	338,737	334,497	339,018
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	10.08%	7/15/2028	2,887,427	2,767,310	2,721,400
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.06%	2/14/2028	674,488	674,302	675,756
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	11.09%	4/30/2027	1,948,473	1,948,473	1,930,449
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.94%	10/20/2028	3,392,312	3,389,647	3,339,595
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.17%	2/4/2027	996,705	996,705	996,944
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+	5.00%	1.00%	9.29%	5/30/2027	5,764,065	5,754,497	5,539,266
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+	3.75%	0.75%	8.17%	2/8/2028	2,897,881	2,869,896	2,714,039
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	9/15/2031	1,455,934	1,448,552	1,453,750
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	9.42%	3/10/2028	2,408,668	2,376,694	2,403,996
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	2/28/2030	441,250	438,790	440,147
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.75%	0.75%	8.19%	4/20/2028	939,236	936,933	933,365

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	7.30%	4/4/2029	491,269	490,668	491,087
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	3M USD SOFR+	3.00%	0.00%	7.31%	7/31/2031	985,031	978,594	985,297
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	6.08%	11/5/2028	500,000	499,374	501,500
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD SOFR+	3.75%	0.50%	8.18%	8/28/2028	1,935,000	1,930,481	1,248,733
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	6.06%	3/23/2030	1,257,709	1,253,356	1,257,709
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	7.32%	4/2/2029	509,075	506,578	510,984
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	7.31%	8/2/2030	1,940,000	1,935,791	1,945,820
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	4.25%	0.75%	8.67%	3/31/2028	1,935,000	1,925,487	1,847,925
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+	4.00%	0.75%	8.71%	3/4/2028	2,887,500	2,880,793	2,496,128
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+	2.75%	0.50%	7.94%	5/12/2028	2,269,091	2,267,559	2,274,764
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	1.75%	0.50%	6.07%	9/22/2028	210,250	209,230	210,250
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	10.04%	9/4/2029	4,263,551	4,210,817	4,001,726
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	8.33%	9/27/2030	1,240,625	1,225,176	1,214,088
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.82%	4/17/2028	485,000	484,751	484,913
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	8.19%	12/1/2028	970,000	964,328	974,608

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	3/27/2031	496,250	491,740	498,811
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+	4.25%	0.75%	8.69%	8/2/2028	2,083,452	2,022,885	2,083,452
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	8.55%	4/24/2028	2,419,962	2,419,490	2,377,105
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	9.08%	4/2/2029	980,032	973,273	969,624
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	7.19%	7/7/2028	970,000	969,283	971,213
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	1.00%	9.07%	3/13/2031	3,473,750	3,442,264	3,500,880
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	6M USD SOFR+	6.00%	0.00%	10.25%	5/25/2028	1,860,000	1,860,000	1,616,340
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	11/15/2030	291,839	289,445	292,569
TIBCO Software Inc	High Tech Industries	Term Loan (Cov-Lite) (10/24)	Loan	3M USD SOFR+	3.75%	0.50%	8.08%	3/21/2031	498,750	498,297	500,137
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+	5.50%	0.75%	10.07%	6/14/2028	3,107,759	2,794,667	2,863,582
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.69%	4/17/2028	2,284,411	2,178,846	2,279,773
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+	5.50%	1.50%	9.82%	11/30/2028	80,509	79,712	82,925
Tosca Services, LLC	Containers, Packaging & Glass	Superpriority Second-Out Term Loan B	Loan	1M USD SOFR+	1.50%	0.00%	5.92%	11/30/2028	6,878	10,704	5,932
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	6/24/2031	605,987	605,382	604,878
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan (09/24)	Loan	3M USD SOFR+	2.25%	0.00%	6.60%	4/4/2029	1,995,000	1,979,840	1,967,070

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	9/30/2031	346,923	346,684	342,458
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	8.42%	11/2/2027	935,021	932,096	885,933
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan B (09/24)	Loan	1M USD SOFR+	3.25%	0.00%	7.57%	2/25/2028	1,233,755	1,230,873	1,237,358
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.94%	1/31/2029	2,403,522	2,402,406	2,379,486
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	8.58%	6/25/2029	243,750	238,712	240,094
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	9.48%	1/19/2029	2,294,893	2,247,090	2,098,680
Vericast Corp.	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	6M USD SOFR+	7.75%	1.00%	12.03%	6/16/2026	1,297,729	1,297,560	1,235,438
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+	4.00%	0.00%	8.58%	8/20/2025	1,339,456	1,338,547	1,272,175
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.25%	0.75%	6.57%	12/6/2030	972,724	970,725	966,509
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	8.94%	3/5/2029	2,937,255	2,888,468	2,689,057
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+	2.25%	0.00%	6.69%	9/28/2028	2,575,227	2,570,947	2,575,227
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	12/20/2030	1,870,499	1,866,269	1,868,554
VM Consolidated, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.00%	6.57%	3/24/2028	1,817,804	1,817,479	1,816,895
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.25%	0.50%	6.67%	12/15/2028	491,202	484,449	491,816
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	3M USD SOFR+	1.75%	0.00%	6.04%	1/24/2031	1,250,000	1,250,000	1,248,050

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+	3.50%	0.50%	7.79%	3/2/2028	2,661,649	2,655,782	2,671,072
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	3.75%	0.00%	8.07%	1/31/2028	4,772,917	4,772,450	4,784,849
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	6.93%	2.00%	11.23%	1/27/2030	693,228	693,228	693,228
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	3/31/2028	2,895,655	2,891,840	2,886,621
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.82%	8/1/2030	495,013	495,013	493,156
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	6.07%	5/24/2030	987,538	983,680	987,814
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.82%	6/8/2028	1,690,908	1,690,037	1,690,908
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+	4.25%	0.50%	8.57%	3/9/2027	972,500	960,739	935,185
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.50%	7.38%	11/1/2030	1,852,261	1,845,463	1,852,261
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	6.56%	1/24/2031	1,443,124	1,442,200	1,444,812
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	9.54%	2/8/2028	1,960,000	1,896,443	1,979,600
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	6.35%	1/29/2029	485,000	484,495	484,267
										$520,335,803	$492,195,089

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	21,272,327	$21,272,327	$21,272,327
Total cash and cash equivalents	21,272,327	$21,272,327	$21,272,327

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2025.
(b)	As of February 28, 2025, the investment was in default or on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of February 28, 2025.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of February 28, 2025 was 4.32%.

3M SOFR - The 3-month SOFR rate as of February 28, 2025 was 4.32%.

6M SOFR - The 6-month SOFR rate as of February 28, 2025 was 4.26%.

Prime - The Prime Rate as of February 28, 2025 was 7.50%.

See accompanying notes to financial statements.

Note 5. Investment in SLF JV

On October 26, 2021, the Company and TJHA entered into the LLC Agreement to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1, Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

The following table shows the schedule of investments for SLF JV as of November 30, 2025:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.58% 10/20/2033	10/28/2022	40,100,000	$28,145,337	$28,761,625	382.3%
TOTAL INVESTMENT					$28,145,337	$28,761,625	382.3%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 1.9% (b)
U.S. Bank Money Market	139,177	$139,177	$139,177	1.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	139,177	$139,177	$139,177	1.9%

The following table shows the schedule of investments for SLF JV as of February 28, 2025:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.00% 10/20/2033	10/28/2022	40,100,000	$30,410,415	$23,676,606	672.4%
TOTAL INVESTMENT					$30,410,415	$23,676,606	672.4%

	Number of Shares	Cost	Fair Value	% of Net Assets
Cash and cash equivalents and cash and cash equivalents, reserve accounts - 2.0%
U.S. Bank Money Market	71,444	$71,444	$71,444	2.0%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	71,444	$71,444	$71,444	2.0%

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured loan and equity. The unsecured loan pays a fixed-rate of 10% per annum and is due and payable in full on October 20, 2033. As of November 30, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of November 30, 2025, and February 28, 2025, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.2 million and $16.5 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $6.6 million and $3.1 million, respectively.

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

For the three months ended November 30, 2025 and November 30, 2024, the Company earned $0.4 million and $0.4 million, respectively, of interest income related to SLF JV, which is included in interest income. For the nine months ended November 30, 2025 and November 30, 2024, the Company earned $1.3 million and $1.3 million, respectively, of interest income related to SLF JV, which is included in interest income. As of November 30, 2025 and February 28, 2025, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the Statements of Assets and Liabilities.

For the three months ended November 30, 2025 and November 30, 2024, the Company earned $1.1 million and $0.9 million, respectively, of dividend related to SLF JV, which is included in dividend income on control investments. For the nine months ended November 30, 2025 and November 30, 2024, the Company earned $2.4 million and $3.2 million, respectively, of dividend related to SLF JV, which is included in dividend income on control investments. As of November 30, 2025 and February 28, 2025, $1.1 million and  $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the Statements of Assets and Liabilities.

SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was paid in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing.

On October 28, 2022, SLF 2022 issued $402.1 million of the 2022 JV CLO Notes through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, the Company purchased 87.5% of the Class E Notes from SLF 2022 with a par value of $12.3 million.

On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV.

As of November 30, 2025 and February 28, 2025, the fair value of the Class E-R Notes were $8.8 million and $0.0 million, respectively. As of November 30, 2025 and February 28, 2025, the fair value of the Class E Notes were $0.0 million and $12.3 million, respectively.

Note 6. Income Taxes

SIA-AAP, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SAIS, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers.

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

Deferred tax assets and liabilities, and related valuation allowance as of November 30, 2025 and February 28, 2025 were as follows:

	November 30, 2025	February 28, 2025
Total deferred tax assets	$2,456,671	$1,786,943
Total deferred tax liabilities	(4,744,152)	(4,968,693)
Valuation allowance on net deferred tax assets	(2,217,080)	(1,707,579)
Net deferred tax liability	$(4,504,561)	$(4,889,329)

As of November 30, 2025, the valuation allowance on deferred tax assets was $2.2 million, which represents the federal and state tax effect of net operating losses and unrealized losses that the Company does not believe will be realized through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax benefit for the three months ended November 30, 2025 includes $0.2 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.0 million income tax provision/benefit from realized gain/(loss) on investments and ($0.2) million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the three months ended November 30, 2024 includes $0.1 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.03 million net change in total operating expense, in the consolidated statement of operations, respectively.

Net income tax benefit for the nine months ended November 30, 2025 includes $(0.2) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and ($0.2)  million net change in total operating expense in the consolidated statement of operations, respectively. Net income tax expense for the nine months ended November 30, 2024 includes $0.7 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.1 million net change in total operating expense, in the consolidated statement of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three and nine months ended November 30, 2025 and November 30, 2024:

	For the three months ended		For the nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Current
Federal	$-	$-	$-	$-
State	-	-		-
Net current expense	-	-	-	-
Deferred
Federal	(51,803)	86,609	(291,290)	677,189
State	(7,044)	76,892	(97,782)	113,042
Net deferred expense	(58,847)	163,501	(389,072)	790,231
Net tax provision	$(58,847)	$163,501	$(389,072)	$790,231

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

For the three months ended November 30, 2025 and November 30, 2024, the Company incurred $4.4 million and $4.4 million in base management fees, respectively. For the three months ended November 30, 2025 and November 30, 2024, the Company incurred $2.4 million and $3.1 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended November 30, 2025 and November 30, 2024, the Company accrued an expense (benefit) of $0.0 million and $0.0 million in incentive fees related to capital gains.

For the nine months ended November 30, 2025 and November 30, 2024, the Company incurred $13.1 million and $14.2 million in base management fees, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the Company incurred $7.3 million and $11.2 million in incentive fees related to pre-incentive fee net investment income, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the Company accrued an expense (benefit) of $0.0 million and $0.0 million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of November 30, 2025, the base management fees accrual was $4.4 million and the incentive fees accrual was $2.4 million and is included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2025, the base management fees accrual was $4.2 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the three months ended November 30, 2025 and November 30, 2024, the Company recognized $1.4 million and $1.3 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recognized $3.9 million and $3.5 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses.

As of November 30, 2025 and February 28, 2025, $0.9 million and $0.3 million, respectively, of administrator expenses were accrued and included in due to the Manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

See Note 4. Investment in Saratoga CLO for more information regarding Saratoga CLO.

For the three months ended November 30, 2025 and November 30, 2024, the Company recognized management fee income of $0.6 million and $0.8 million, respectively, related to the Saratoga CLO.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recognized management fee income of $2.0 million and $2.4 million, respectively, related to the Saratoga CLO.

For the three and nine months ended November 30, 2025 and November 30, 2024, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

See Note 5. Investment in SLF JV for more information about SLF JV.

As of November 30, 2025, the Company’s investment in the SLF JV had a fair value of $22.8 million, consisting of an unsecured loan of $16.2 million and membership interest of $6.6 million.

For the three months ended November 30, 2025, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable as of November 30, 2025. For the three months ended November 30, 2024, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the Statements of Assets and Liabilities as of November 30, 2024.

For the nine months ended November 30, 2025, the Company had $1.3 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable as of November 30, 2025. For the nine months ended November 30, 2024, the Company had $1.3 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the Statements of Assets and Liabilities as of November 30, 2024.

As part of the JV CLO trust transaction, the Company purchased 87.5% of the Class E Notes from SLF 2022 with a principal value of $12.3 million and fair value of $12.3 million, respectively. This was repaid as part of the refinancing of the SLF 2022 on September 24, 2025, and the Company purchased 87.5% of the Class E-R Notes from SLF 2022 with a principal value of $8.8 million and fair value of $8.8 million, respectively.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%, which became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 168.4% as of November 30, 2025 and 162.9% as of February 28, 2025.

Encina Credit Facility

On October 4, 2021, the Company entered into the Credit and Security Agreement (as amended from time to time, the “Encina Credit Agreement”) relating to a senior secured revolving credit facility (the “Encina Credit Facility”) with Encina Lender Finance, LLC (“Encina”), supported by loans held by SIF II and pledged to the Encina Credit Facility. The terms of the Encina Credit Facility required a minimum drawn amount of $12.5 million at all times during period through April 4, 2022, which increased to the greater of $25.0 million or 50% of the commitment amount in effect at any time thereafter. On January 27, 2023, we entered into the first amendment to the Encina Credit Agreement which, among other things: (i) increased the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million; (ii) changed the underlying benchmark used to compute interest under the Encina Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment; (iii) increased the applicable effective margin rate on borrowings from 4.00% to 4.25%; (iv) extended the revolving period from October 4, 2024 to January 27, 2026; (v) extended the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to the Encina Facility Increase from $75.0 million to $150.0 million; (vi) revised the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and (vii) amended the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Encina Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million was payable in equal monthly installments in arrears. The Company paid the lender a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments was greater than or equal to 50%) on the unused amount of the Encina Credit Facility. Availability on the Encina Credit Facility was subject to a borrowing base calculation, based on, among other things, applicable advance rates (which varied from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the borrowing base. Funds could be borrowed at the greater of the prevailing one-month SOFR rate, plus an applicable effective margin of 4.25%.

On November 6, 2025, the Company terminated in full (i) the Encina Credit Agreement, and (ii) the Equity Pledge Agreement, dated as of October 4, 2021 (the “Encina Equity Pledge Agreement”), by and between the Company and Encina, as collateral agent, and repaid all outstanding amounts. The Encina Credit Agreement and the Encina Equity Pledge Agreement terminated upon the satisfaction of all obligations and liabilities of SIF II and the Company to secured parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the secured parties.

As of November 30, 2025 and February 28, 2025, there were $0.0 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. The repayment and termination of the Encina Credit Facility resulted in a realized loss on the extinguishment of debt of $0.1 million.

For the three months ended November 30, 2025 and November 30, 2024, we recorded $0.6 million and $0.8 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2025 and November 30, 2024, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 8.7% and 9.4%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was

$23.6 million and $32.5 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, we recorded $2.2 million and $2.6 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2025 and November 30, 2024, we recorded $0.3 million and $0.3 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 8.8% and 9.7%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $29.5 million and $32.5 million, respectively

Live Oak Credit Facility

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

As of November 30, 2025 and February 28, 2025, there were $37.5 million and $20.0 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended November 30, 2025 and November 30, 2024, we recorded $0.9 million and $0.5 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended November 30, 2025 and November 30, 2024, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 8.2% and 9.0% respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $37.5 million and $20.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, we recorded $2.5 million and $1.4 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the nine months ended November 30, 2025 and November 30, 2024, we recorded $0.3 million and $0.2 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 8.4% and 9.3% respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $35.8 million and $17.3 million, respectively.

Our borrowing base under the Live Oak Credit Facility was $81.9 million subject to the Live Oak Credit Facility cap of $75.0 million at November 30, 2025. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the November 30, 2025 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended August 31, 2025. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

Valley Credit Facility

On November 6, 2025, the Company entered into a Credit and Security Agreement (the “Valley Credit Agreement”) establishing an $85.0 million senior secured revolving credit facility with Valley, as administrative agent and as a lender, and certain other lenders, supported by loans held by SIF II and pledged as collateral to secure the obligations under the Valley Credit Facility. The terms of the Valley Credit Facility require a minimum drawn amount at all times equal to the greater of $25.0 million or 38% of the facility amount in effect at such time. The Valley Credit Facility matures on November 6, 2028. The Valley Credit Facility has numerous eligibility criteria for loans to be included in the borrowing base. The Valley Credit Agreement also requires SIF II to pay an unused fee on the amount by which the commitment amount exceeds outstanding principal amounts on each day at a rate per annum equal to 0.75% if the unused amount is greater than 62% of the commitment amount, or otherwise 0.50%.

In addition to any fees or other amounts payable under the terms of the Valley Credit Facility, an administrative agent fee per annum equal to $35,000 is payable annually in advance.

As of November 30, 2025, there were $32.5 million outstanding borrowings under the Valley Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Valley Credit Agreement. Financing costs of $1.4 million related to the Valley Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through November 6, 2028.

For the period from November 6, 2025 through November 30, 2025, we recorded $0.2 million of interest expense related to the Valley Credit Facility, which includes commitment and administrative agent fees. For the period from November 6, 2025 through November 30, 2025, we recorded $0.03 million of deferred financing costs related to the Valley Credit Facility, including arranger fees. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the period from November 6, 2025 through November 30, 2025, the weighted average interest rate on the outstanding borrowings under the Valley Credit Facility was 6.9%, and the average dollar amount of outstanding borrowings under the Valley Credit Facility was $3.0 million.

The Valley Credit Facility contains limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Valley Credit Facility also includes certain requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default if not cured in the prescribed period, allowing the lenders to accelerate repayment of amounts owed thereunder. Availability on the Valley Credit Facility is subject to a borrowing base calculation, with advance rates on eligible loans ranging from 25% to 75%. Advances under the Valley Credit Facility bear interest at a floating rate per annum equal to Term SOFR plus an applicable margin of 2.85%, with a SOFR Floor of 1.00%.

The borrowing base under the Valley Credit Facility was $84.1 million at November 30, 2025. This borrowing base relies upon valuations as of the date of closing, November 6, 2025. However, for purposes of determining the borrowing base in future periods, most assets will be assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of November 30, 2025, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $87.5 million, respectively, and have $170.0 million in SBA-guaranteed debentures outstanding, of which $131.0 million was held by SBIC II LP and $39.0 million held in SBIC III LP.

As noted above, as of November 30, 2025, there was $170.0 million of SBA debentures outstanding and as of February 28, 2025, there was $170.0 million of SBA debentures outstanding. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $6.0 million, and $0.4 million related to the SBA debentures issued by SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $1.3 million and $1.8 million of interest expense related to the SBA debentures, respectively. For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended November 30, 2025 and November 30, 2024 on the outstanding borrowings of the SBA debentures was 3.00% and 3.30%, respectively. During the three months ended November 30, 2025 and November 30, 2024, the average dollar amount of SBA debentures outstanding was $170.0 million and $214.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $3.9 million and $5.3 million of interest expense related to the SBA debentures, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $0.6 million and $0.7 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the nine months ended November 30, 2025 and November 30, 2024 on the outstanding borrowings of the SBA debentures was 3.03% and 3.33%, respectively. During the nine months ended November 30, 2025 and November 30, 2024, the average dollar amount of SBA debentures outstanding was $170.0 million and $214.0 million, respectively.

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

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $0.0 million and $0.1 million, respectively, of interest expense and $0.0 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the average dollar amount of 7.75% 2025 Notes outstanding was $0.0 million and $5.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, of interest expense and $0.02 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the average dollar amount of 7.75% 2025 Notes outstanding was $2.4 million and $5.0 million, respectively.

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

As of November 30, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $14.2 million, respectively.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $0.7 million and $0.7 million, respectively, of interest expense and $0.05 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

4.375% 2026 Notes

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of 4.375% fixed-rate notes due 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time prior to November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

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

As of November 30, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million. The 4.375% 2026 Notes are not listed and are issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $173.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 4.375% 2026 Notes was $175.0 million and $163.4 million, respectively.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $1.9 million and $1.9 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.06 million and $0.08 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $5.7 million and $5.7 million, respectively, of interest expense, $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.2 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the average dollar amount of 4.375% 2026 Notes outstanding was $175.0 million and $175.0 million, respectively.

4.35% 2027 Notes

On January 19, 2022, the Company issued $75.0 million in aggregate principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”) for net proceeds of $73.0 million, based on the public offering price of 99.317% of the aggregate principal amount of the 4.35% 2027 Notes, after deducting the underwriting commissions of approximately $1.5 million. Offering costs incurred were approximately $0.3 million. Interest on the 4.35% 2027 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.35% per year. The 4.35% 2027 Notes mature on February 28, 2027 and may be redeemed in whole or in part at the Company’s option at any time prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.8 million related to the 4.35% 2027 Notes have been capitalized and are being amortized over the term of the 4.35% 2027 Notes

As of November 30, 2025, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $72.4 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 4.35% 2027 Notes was $75.0 million and $64.5 million, respectively.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.03 million and $0.02 million, respectively, of amortization of discount on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $2.4 million and $2.4 million, respectively, of interest expense, $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.08 million and $0.08 million, respectively, of amortization of discount on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

As of November 30, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $104.4 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $100.7 million, respectively.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $4.7 million and $4.7 million, respectively, of interest expense, $0.6 million and $0.6 million, respectively, of amortization of deferred financial costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

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

On September 8, 2025, $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes was repaid in full.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $0.02 million and $0.2 million, respectively, of interest expense, $0.00 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.0 million and $0.03 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the average dollar amount of 7.00% 2025 Notes outstanding was $0.9 million and $12.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $0.4 million and $0.6 million, respectively, of interest expense, $0.08 million and $0.1 million, respectively, of amortization of deferred financial costs and $0.07 million and $0.09 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the average dollar amount of 7.00% 2025 Notes outstanding was $8.3 million and $12.0 million, respectively.

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

As of November 30, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.3 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $2.8 million and $2.8 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively

8.125% 2027 Notes

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.9 million in aggregate principal amount of the 8.125% 2027 Notes. Net proceeds to the Company were $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note

As of November 30, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $3.7 million and $3.7 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

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

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $0.0 million and $0.4 million, respectively, of interest expense, $0.00 million and $0.03 million, respectively, of amortization of deferred financial costs and $0.0 million and $0.03 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024 the average dollar amount of 8.75% 2025 Notes outstanding was $0.0 million and $20.0 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $0.1 million and $1.3 million, respectively, of interest expense, $0.01 million and $0.08 million, respectively, of amortization of deferred financial costs and $0.01 million and $0.08 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense and amortization of discount and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024 the average dollar amount of 8.75% 2025 Notes outstanding was $2.2 million and $20.0 million, respectively.

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

As of November 30, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of November 30, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the three months ended November 30, 2025 and November 30, 2024, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended November 30, 2025 and November 30, 2024 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million, respectively.

For the nine months ended November 30, 2025 and November 30, 2024, the Company recorded $3.7 million and $3.7 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the nine months ended November 30, 2025 and November 30, 2024 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million, respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Valley National Bank
Fiscal year 2026 (as of November 30, 2025)	$32,500	$1,684		N/A
Credit Facility with Encina Lender Finance, LLC(21)
Fiscal year 2026 (as of November 30, 2025)	$-	$-		N/A
Fiscal year 2025 (as of February 28, 2025)	$32,500	$1,629	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$35,000	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2026 (as of November 30, 2025)	$37,500	$1,684	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2026 (as of November 30, 2025)	$-	$-	-	N/A	(18)
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	-	-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025
Fiscal year 2026 (as of November 30, 2025)	$-	$-		N/A	(20)
Fiscal year 2025 (as of February 28, 2025)	$12,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	$-	$-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.75% Notes due 2025
Fiscal year 2026 (as of November 30, 2025)	$-	$-	-	N/A	(19)
Fiscal year 2025 (as of February 28, 2025)	$5,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026
Fiscal year 2026 (as of November 30, 2025)	$175,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$175,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2026 (as of November 30, 2025)	$75,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$75,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2026 (as of November 30, 2025)	$105,500	$1,684	-	$24.70	(15)
Fiscal year 2025 (as of February 28, 2025)	$105,500	$1,629	-	$24.36	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2026 (as of November 30, 2025)	$15,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$15,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$15,000	$3,471	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2026 (as of November 30, 2025)	$46,000	$1,684		$25.46	(15)
Fiscal year 2025 (as of February 28, 2025)	$46,000	$1,629	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2026 (as of November 30, 2025)	$60,375	$1,684	-	$25.38	(15)
Fiscal year 2025 (as of February 28, 2025)	$60,375	$1,629	-	$25.27	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2026 (as of November 30, 2025)	$57,500	$1,684	-	$25.39	(17)
Fiscal year 2025 (as of February 28, 2025)	$57,500	$1,629	-	$25.47	(17)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(17)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.
(3)	Total amount of senior securities outstanding at the end of the period presented.
(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.
(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.
(6)	Not applicable for credit facility because not registered for public trading.
(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.
(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.
(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.
(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.
(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.
(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.
(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.
(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.
(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.
(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.
(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.
(18)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.
(19)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.
(20)	On September 8, 2025, we repaid $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes.
(21)	On November 6, 2025, the Company repaid all remaining amounts outstanding under the Encina Credit Facility and the credit agreement relating to the Encina Credit Facility was terminated.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Valley Bank credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	37,500	-	37,500	-	-
SBA debentures	170,000	-	-	26,000	144,000
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
Total Long-Term Debt Obligations	$774,375	$175,000	$429,375	$26,000	$144,000

Off-Balance Sheet Arrangements

As of November 30, 2025 and February 28, 2025, the Company’s off-balance sheet arrangements consisted of $138.1 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2025 and February 28, 2025 is shown in the table below (dollars in thousands):

	November 30, 2025	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Angry Chickz, Inc.	10,000	-
Artemis Wax Corp.	-	23,500
Ascend Software, LLC	-	5,000
C2 Educational Systems	-	2,000
Davisware, LLC	-	1,000
JDXpert	4,500	4,500
Lee’s Famous Recipe Chicken	10,000	10,000
Pepper Palace, Inc.	800	1,200
Saratoga Senior Loan Fund I JV, LLC	6,933	8,548
SAI Systems Health, LLC	4,000	-
Source 44 LLC	20,000	-
VetnCare MSO, LLC	-	10,000
StockIQ Technologies, LLC	5,000	-
Total	$71,233	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	2,100	-
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	-	1,500
BQE Software, Inc.	250	2,250
Cloudpermit Intermediate Holding Company	5,000	5,000
Davisware, LLC	-	1,750
Exigo, LLC - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	-	11,637
Innergy, Inc.	3,000	5,000
Inspect Point Holding, LLC	4,000	1,500
Lee’s Famous Recipe Chicken	25,000	-
Modis Dental Partners OpCo, LLC	-	8,900
Pepper Palace, Inc. - Revolver	-	600
SAI Systems Health, LLC	1,474	-
Source 44 LLC	2,000	-
Source 44 LLC - Revolver	2,000	-
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	-	7,319
StockIQ Technologies, LLC	1,500	-
SmartAC.com, Inc.	17,000	-
	66,830	50,938
Total	$138,063	$126,686

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2025, the Company had $52.3 million in cash and cash equivalents, $52.5 million in available borrowings under the Valley Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility.

Note 10. Directors Fees

The independent directors of the Company’s board of directors each receive an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors and officers liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended November 30, 2025 and November 30, 2024, the Company incurred $0.1 million and $0.1 million for directors fees and expenses, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the Company incurred $0.3 million and $0.3 million for directors fees and expenses, respectively. As of November 30, 2025 and February 28, 2025, $0.0 million and $0.0 million in directors fees and expenses were accrued and unpaid, respectively. As of November 30, 2025, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 7, 2025, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2026. As of November 30, 2025, the Company had purchased 1,035,203 shares of common stock, at an average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and nine months ended November 30, 2025, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of November 30, 2025, the Company sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.37 for aggregate net proceeds of $225.4 million (net of transaction costs). During the three months ended November 30, 2025, the Company sold 58,962 shares for gross proceeds of $1.5 million at an average price of $25.52 for aggregate net proceeds of $1.5 million (net of transaction costs). During the nine months ended November 30, 2025, the Company sold 747,199 shares for gross proceeds of $19.3 million at an average price of $25.83 for aggregate net proceeds of $19.3 million (net of transaction costs).

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,327	2,327
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779,040)	779,040	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	45,490	45	987,527	-	987,572
Offering costs	-	-	-	-	-
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082
Increase (Decrease) from Operations:
Net investment income	-	-	-	18,197,398	18,197,398
Net realized gain (loss) from investments	-	-	-	(33,448,727)	(33,448,727)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	28,728,155	28,728,155
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(159,187)	(159,187)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,137,233)	(10,137,233)
Capital Share Transactions:
Stock dividend distribution	46,803	47	1,018,307	-	1,018,354
Balance at August 31, 2024	13,745,769	$13,746	$373,087,033	$(1,046,937)	$372,053,842
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,435,655	12,435,655
Net realized gain (loss) from investments	-	-	-	5,444,745	5,444,745
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,918,583)	(8,918,583)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(126,875)	(126,875)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,171,868)	(10,171,868)
Capital Share Transactions:
Proceeds from issuance of common stock	108,438	108	2,777,318	-	2,777,426
Capital contribution from Manager	-	-	199,652	-	199,652
Stock dividend distribution	54,999	55	1,214,181	-	1,214,236
Offering costs	-	-	(42,575)	-	(42,575)
Balance at November 30, 2024	13,909,206	$13,909	$377,235,609	$(2,383,863)	$374,865,655

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	8,034,545	8,034,545
Net realized gain (loss) from investments	-	-	-	7,169,655	7,169,655
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	(800,452)	(800,452)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,766,637)	(14,766,637)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(313,873)	(313,873)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(15,548,742)	(15,548,742)
Capital Share Transactions:
Proceeds from issuance of common stock	1,192,400	1,193	30,223,409	-	30,224,602
Capital contribution from Manager	-	-	2,152,115	-	2,152,115
Stock dividend distribution	81,472	81	1,857,389	-	1,857,470
Offering costs	-	-	(208,870)	-	(208,870)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	1,653,945	(1,653,945)	-
Balance at February 28, 2025	15,183,078	$15,183	$412,913,597	$(20,263,312)	$392,665,468
Increase (Decrease) from Operations:
Net investment income	-	-	-	10,142,033	10,142,033
Net realized gain (loss) from investments	-	-	-	2,901,339	2,901,339
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	943,977	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(55,085)	(55,085)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(18,980,079)	(18,980,079)
Capital Share Transactions:
Proceeds from issuance of common stock	244,831	245	6,143,575	-	6,143,820
Capital contribution from Manager	-	-	297,770	-	297,770
Stock dividend distribution	101,482	101	2,312,052	-	2,312,153
Offering costs	-	-	(2,080)	-	(2,080)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at May 31, 2025	15,529,391	$15,529	$421,664,914	$(25,311,127)	$396,369,316

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Net investment income	-	-	-	9,080,732	9,080,732
Net realized gain (loss) from investments	-	-	-	52,691	52,691
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,727,713	3,727,713
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	423,998	423,998
Decrease from Shareholder Distributions:				-
Distributions of investment income	-	-	-	(11,797,313)	(11,797,313)
Capital Share Transactions:
Proceeds from issuance of common stock	443,406	443	11,101,401	-	11,101,844
Capital contribution from Manager	-	-	271,552	-	271,552
Stock dividend distribution	54,515	55	1,289,733	-	1,289,788
Offering costs	-	-	(20,753)	-	(20,753)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at August 31, 2025	16,027,312	$16,027	$434,306,847	$(23,823,306)	$410,499,568
Net investment income	-	-	-	9,786,386	9,786,386
Net realized gain (loss) from investments	-	-	-	3,070,547	3,070,547
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(583,658)	(583,658)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(150,134)	(150,134)
Realized losses on extinguishment of debt	-	-	-	(123,157)	(123,157)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(12,078,767)	(12,078,767)
Capital Share Transactions:
Proceeds from issuance of common stock	58,962	59	1,507,206	-	1,507,265
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	59,124	59	1,281,827	-	1,281,886
Offering costs	-	-	(3,024)	-	(3,024)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-
Balance at November 30, 2025	16,145,398	$16,145	$437,092,856	$(23,902,089)	$413,206,912

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and nine months ended November 30, 2025 and November 30, 2024 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
Basic and Diluted	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Net increase (decrease) in net assets resulting from operations	$12,000	$8,835	$39,217	$28,763
Weighted average common shares outstanding	16,108,862	13,789,951	15,741,337	13,733,008
Weighted average earnings (loss) per common share	$0.74	$0.64	$2.49	$2.09

Note 13. Dividend

The following table summarizes dividends declared for the nine months ended November 30, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 12, 2025	December 2, 2025	December 18, 2025	$0.25	$4,036
September 11, 2025	December 2, 2025	December 18, 2025	0.25	4,036
September 11, 2025	November 4, 2025	November 20, 2025	0.25	4,031
September 11, 2025	October 7, 2025	October 23, 2025	0.25	4,026
June 12, 2025	September 4, 2025	September 24, 2025	0.25	4,022
June 12, 2025	August 6, 2025	August 21, 2025	0.25	3,988
June 12, 2025	July 8, 2025	July 24,2025	0.25	3,917
Total dividends declared			$1.75	$36,130

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the nine months ended November 30, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
November 7, 2024	December 4, 2024	December 19, 2024	$1.09	$15,549
August 22, 2024	September 11, 2024	September 26, 2024	0.74	10,172
May 23, 2024	June 13, 2024	June 27, 2024	0.74	10,137
Total dividends declared			$2.57	$35,858

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended November 30, 2025 and November 30, 2024:

Per share data	November 30, 2025	November 30, 2024
Net asset value at beginning of period	$25.86	$27.12
Net investment income(1)	1.84	3.27
Net realized and unrealized gain and losses on investments(1)	0.66	(1.18)
Realized losses on extinguishment of debt	(0.01)	-
Net increase in net assets resulting from operations	2.49	2.09
Distributions declared from net investment income	(2.74)	(2.21)
Total distributions to stockholders	(2.74)	(2.21)
Issuance of common stock at net asset value (2)	(0.04)	(0.01)
Capital contribution from Manager for the issuance of common stock (14)	0.03	0.02
Repurchases of common stock(3)	-	-
Dilution(4)	(0.01)	(0.06)
Net asset value at end of period	$25.59	$26.95
Net assets at end of period	$413,206,912	$374,865,655
Shares outstanding at end of period	16,145,398	13,909,206
Per share market value at end of period	$23.23	$25.69
Total return based on market value(5)(6)	0.71%	20.19%
Total return based on net asset value(5)(7)	11.40%	9.77%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	10.13%	17.07%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	7.07%	8.13%
Ratio of incentive management fees to average net assets(5)	1.80%	3.03%
Ratio of interest and debt financing expenses to average net assets(9)	12.09%	13.99%
Ratio of total expenses and income taxes to average net assets*(8)	20.96%	25.15%
Portfolio turnover rate(5)(10)	15.25%	11.93%
Asset coverage ratio per unit(11)	1,684	1,601
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)	N/A	N/A
7.00% Notes Payable 2025(12)	N/A	N/A
7.25% Notes Payable 2025(13)	N/A	N/A
7.75% Notes Payable 2025(12)	N/A	N/A
4.375% Notes Payable 2026(12)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.70	$24.29
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.46	$25.22
8.125% Notes Payable 2027	$25.38	$25.28
8.50% Notes Payable 2028	$25.39	$25.42

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.
(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized, except for income taxes.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027 and 6.25% Notes Payable 2027 are not registered for public trading.
(13)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.
(14)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Subsequent Events

On December 11, 2025, the Company declared the following dividends for the quarter ending February 28, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
December 2025	$0.25	January 6, 2026	January 22, 2026
January 2026	$0.25	February 4, 2026	February 23, 2026
February 2026	$0.25	March 3, 2026	March 19, 2026

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

We have formed wholly owned special purpose entities as Delaware limited liability companies, Saratoga Investment Funding II LLC (“SIF II”) and Saratoga Investment Funding III LLC (“SIF III”), for the purpose of entering into senior secured revolving credit facilities, as described in “Financial Condition, Liquidity and Capital Resources” below.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provided $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed-rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of November 30, 2025, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2025, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of November 30, 2025 and February 28, 2025, our investment in the unsecured note of SLF JV had a fair value of $16.2 million and $16.5 million, respectively, and our investment in the membership interests of SLF JV had a fair value of $6.6 million and $3.1 million, respectively.

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

On October 28, 2022, SLF 2022 issued $402.1 million of debt through the JV CLO trust. The 2022 JV CLO Notes were issued pursuant to the JV Indenture, with the Trustee. As part of the transaction, we purchased 87.5% of the Class E Notes from SLF 2022 with a par value of $12.3 million.

On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV.

As of November 30, 2025 and February 28, 2025, the fair value of the Class E-R Notes were $8.7 million and $0.0 million, respectively. As of November 30, 2025 and February 28, 2025, the fair value of the Class E Notes were $0.0 million and $12.3 million, respectively.

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

Investments for which market quotations are readily available are fair valued at such market quotations obtained from independent third-party pricing services and market makers subject to any decision by our board of directors to approve a fair value determination to reflect significant events affecting the value of these investments. We value investments for which market quotations are not readily available at fair value as approved, in good faith, by our board of directors based on input from Saratoga Investment Advisors (the “Manager” or “Saratoga Investment Advisors”), the audit committee of our board of directors and a third-party independent valuation firm. We use multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, the black-scholes model, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which we determine a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

On October 26, 2021, we and TJHA entered into the LLC Agreement to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd (“SLF 2022”), which is a wholly owned subsidiary of SLF JV. SLF 2022 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

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

On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures and do not believe it will have a material impact on its consolidated financial statements or its disclosures.

Portfolio and Investment Activity

Investment Portfolio Overview

	November 30, 2025	February 28, 2025
	($ in millions)
Number of investments(1)	103	135
Number of portfolio companies(2)	46	48
Average investment per portfolio company(2)	$20.0	$20.1
Average investment size(1)	$9.2	$7.2
Weighted average maturity(3)	2.5 yrs	2.2 yrs
Number of industries (5)	41	41
Non-performing or delinquent investments (fair value)	$2.0	$2.6
Fixed rate debt (% of interest earning portfolio)(3)	$10.9(1.3)%	$26.1(3.0)%
Fixed rate debt (weighted average current coupon)(3)	8.5%	7.4%
Floating rate debt (% of interest earning portfolio)(3)	$850.3(98.7)%	$850.5(97.0)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	6.7%	7.2%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO, and our investments in BBB and BB CLO Debt.
(2)	Excludes our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Notes tranche, as well as the unsecured notes and equity interests in the SLF JV, the Class E-R Note tranche of the SLF 2022 and our investments in BB and BBB CLO debt.
(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV, the Class E Note tranche of the SLF 2022 and our investments in BB and BBB CLO debt.
(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.
(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, the unsecured notes and equity interests in the SLF JV, the Class E-R Note tranche of the SLF 2022 and the BB and BBB CLO debt securities are included in Structured Finance Securities industry.

During the three months ended November 30, 2025, we invested $72.1 million in new and existing portfolio companies and had $55.9 million in aggregate amount of exits and repayments, including $54.9 million of proceeds from sales and repayments of debt and equity investments in the current period and $1.0 million of additional proceeds from sales of equity investments realized in a prior period, resulting in net investments of $(16.2) million for the period. During the three months ended November 30, 2024, we invested $84.4 million in new and existing portfolio companies and had $160.4 million in aggregate amount of exits and repayments resulting in net repayments of $(76.0) million for the period.

During the nine months ended November 30, 2025, we invested $174.4 million in new and existing portfolio companies and had $150.9 million in aggregate amount of exits and repayments, including $149.0 million of proceeds from sales and repayments of debt and equity investments in the current period and $1.9 million of additional proceeds from sales of equity investments realized in a prior period, resulting in net investments of $(23.5) million for the period. During the nine months ended November 30, 2024, we invested $126.3 million in new and existing portfolio companies and had $296.2 million in aggregate amount of exits and repayments resulting in net repayments of $(169.9) million for the period.

Portfolio Composition

Our portfolio composition at November 30, 2025: and February 28, 2025: at fair value was as follows:

	November 30, 2025		February 28, 2025
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	83.9%	10.4%	88.7%	11.3%
Second lien term loans	0.8	15.6	0.7	16.7
Unsecured term loans	1.6	10.9	1.7	10.7
Structured finance securities	5.4	9.7	1.5	19.9
Equity interests	8.3	-	7.4	-
Total	100.0%	9.7%	100.0%	10.8%

At November 30, 2025, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.0 million and constituted 0.0% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of November 30, 2025 and February 28, 2025, was composed of $427.7 million and $527.1 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of November 30, 2025, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes.

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

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at November 30, 2025, $386.2 million or 97.0% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were on non-accrual with a fair value of $0.1 million. At February 28, 2025, $484.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and eight of the Saratoga CLO portfolio investments were in default with a fair value of $4.4 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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

Portfolio CMR distribution

The CMR distribution for our investments at November 30, 2025 and February 28, 2025 was as follows:

Saratoga Investment Corp.

	November 30, 2025		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$884,064	87.0%	$890,437	91.0%
Yellow	0	0.0	1,086	0.1
Red	2,146	0.2	1,547	0.2
N/A(1)	129,740	12.8	85,008	8.7
Total	$1,015,950	100.0%	$978,078	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and BB and BBB CLO debt securities.

The CMR distribution of Saratoga CLO investments at November 30, 2025 and February 28, 2025 was as follows:

Saratoga CLO

	November 30, 2025		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$356,304	89.5%	$446,859	90.8%
Yellow	29,847	7.5	37,453	7.6
Red	9,801	2.5	6,198	1.3
N/A(1)	1,967	0.5	1,685	0.3
Total	$397,919	100.0%	$492,195	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at November 30, 2025 and February 28, 2025:

Saratoga Investment Corp.

	November 30, 2025		February 28, 2025
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$92,915	9.2%	$85,149	8.5%
Structured Finance Securities(1)	77,247	7.6	34,387	3.5
Consumer Services	59,000	5.8	59,439	6.1
HVAC Services and Sales	52,325	5.2	57,458	5.9
Real Estate Services	52,179	5.2	51,750	5.3
Restaurant	49,554	4.9	31,600	3.2
Healthcare Software	45,783	4.5	45,986	4.7
Research Software	36,793	3.6	26,280	2.7
Custom Millwork Software	34,078	3.4	31,722	3.2
Education Services	32,485	3.2	27,533	2.8
Dental Practice Management	32,375	3.2	35,159	3.6
Education Software	31,955	3.1	41,595	4.3
Municipal Government Software	30,329	3.0	29,720	3.0
Employee Collaboration Software	28,342	2.8	27,179	2.8
Revenue Cycle Management & Related Services	28,175	2.8	-	0.0
Talent Acquisition Software	27,330	2.7	27,334	2.8
Financial Services	26,292	2.6	26,302	2.7
Health/Fitness Franchisor	24,806	2.4	28,453	2.9
Architecture & Engineering Software	24,728	2.4	25,293	2.6
Direct Selling Software	23,537	2.3	24,064	2.5
Insurance Software	21,185	2.1	20,345	2.1
Mentoring Software	20,737	2.0	22,027	2.3
Fire Inspection Business Software	20,050	2.0	10,178	1.0
Corporate Education Software	19,803	1.9	17,346	1.8
IT Services	19,265	1.9	18,810	1.9
Marketing Orchestration Software	17,871	1.8	18,444	1.9
Alternative Investment Management Software	13,960	1.4	11,576	1.2
Veterinary Services	13,361	1.3	12,667	1.3
Lead Management Software	11,526	1.1	11,641	1.2
Supply Chain Planning Software	10,694	1.1	-	0.0
Industrial Products	8,544	0.8	9,404	1.0
HVAC Monitoring Devices	8,489	0.8	-	0.0
Office Supplies	5,339	0.5	5,339	0.5
Product Compliance Software	4,474	0.4	-	0.0
Cyber Security	3,923	0.4	3,517	0.4
Staffing Services	2,392	0.2	3,426	0.4
Specialty Food Retailer	2,025	0.2	1,546	0.2
Association Management Software	1,787	0.2	24,850	2.5
Mental Healthcare Services	297	0.0	32,405	3.3
Non-profit Services	-	0.0	16,470	1.7
Financial Services Software	-	0.0	9,933	1.0
Field Service Management	-	0.0	11,751	1.2
Total	$1,015,950	100.0%	$978,078	100.0%

(1)	As of November 30, 2025 and February 28, 2025, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, E Notes and E-R Notes of SLF 2022, and BB and BBB CLO debt securities.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at November 30, 2025 and February 28, 2025:

Saratoga CLO

	November 30, 2025		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$77,035	19.4%	$101,194	20.9%
Services: Business	39,227	9.9	46,915	9.5
High Tech Industries	33,620	8.4	39,950	8.1
Services: Consumer	23,009	5.8	26,923	5.5
Retail	21,757	5.4	22,306	4.5
Healthcare & Pharmaceuticals	21,247	5.3	26,032	5.3
Chemicals, Plastics, & Rubber	19,530	4.9	25,268	5.1
Hotel, Gaming & Leisure	16,606	4.2	16,900	3.4
Consumer Goods: Durable	14,350	3.6	14,008	2.7
Media: Advertising, Printing & Publishing	13,460	3.4	17,309	3.4
Telecommunications	13,132	3.3	19,475	4.0
Beverage, Food & Tobacco	12,557	3.2	12,920	2.6
Automotive	10,861	2.7	16,730	3.4
Consumer goods: Non-durable	9,628	2.4	10,571	2.1
Wholesale	7,404	1.9	8,061	1.6
Construction & Building	7,233	1.8	13,129	2.7
Utilities: Oil & Gas	6,393	1.6	6,417	1.3
Transportation: Cargo	6,367	1.6	7,153	1.5
Media: Broadcasting & Subscription	6,255	1.6	7,069	1.4
Containers, Packaging & Glass	6,202	1.5	13,522	2.7
Capital Equipment	4,711	1.2	4,739	1.0
Media: Diversified & Production	4,554	1.1	6,286	1.3
Transportation: Consumer	3,607	0.9	3,727	0.8
Aerospace & Defense	3,514	0.9	8,353	1.7
Forest Products & Paper	3,423	0.9	4,408	0.9
Energy: Electricity	3,294	0.8	3,306	0.7
Energy: Oil & Gas	3,116	0.8	3,012	0.6
Utilities: Electric	1,988	0.5	1,988	0.4
Environmental Industries	1,941	0.5	2,588	0.5
Metals & Mining	1,895	0.5	1,936	0.4
Total	$397,916	100.0%	$492,195	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at November 30, 2025 and February 28, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	November 30, 2025		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$331,324	32.6%	$364,944	37.3%
Southeast	211,151	20.8	234,144	23.9
Northeast	157,051	15.5	128,787	13.2
West	128,079	12.6	120,361	12.3
Southwest	76,364	7.5	63,278	6.5
International/Other	19,265	1.9	18,810	1.9
Other(1)	92,716	9.1	47,754	4.9
Total	$1,015,950	100.0%	$978,078	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, as well as the unsecured notes, E-Notes and equity interests in the SLF JV, foreign investments and the BB and BBB CLO debt securities.

Results of operations

Operating results for the three and nine months ended November 30, 2025 and November 30, 2024 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
	($ in thousands)
Total investment income	$31,646	$35,879	$94,590	$117,560
Total operating expenses	21,859	23,443	65,581	72,592
Net investment income	9,787	12,436	29,009	44,968
Net realized gain (loss) from investments	3,070	5,445	6,024	(49,199)
Net change in unrealized appreciation (depreciation) on investments	(584)	(8,919)	4,088	33,741
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(150)	(127)	219	(747)
Realized losses on extinguishment of debt	(123)	-	(123)	-
Net increase (decrease) in net assets resulting from operations	$12,000	$8,835	$39,217	$28,763

Investment income

The composition of our investment income for the three and nine months ended November 30, 2025 and November 30, 2024 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
	($ in thousands)
Interest from investments	$26,722	$30,761	$81,103	$104,432
Interest from cash and cash equivalents	1,942	1,628	6,330	3,923
Management fee income	629	775	1,998	2,372
Dividend Income	1,065	1,121	3,095	3,746
Structuring and advisory fee income	687	741	1,148	1,187
Other income	601	853	916	1,900
Total investment income	$31,646	$35,879	$94,590	$117,560

For the three months ended November 30, 2025, total investment income decreased $4.2 million, or 11.8%, to $31.6 million from $35.9 million for the three months ended November 30, 2024. Interest income from investments decreased $4.0 million, or 13.1%, to $26.7 million for the three months ended November 30, 2025 from $30.8 million for the three months ended November 30, 2024. Interest income from investments decreased primarily due to the decrease in the weighted average current yield on investments to 9.7%, down from 10.8% at November 30, 2024, reflecting both the reduction in SOFR base rates during this period, as well as the tightening of spreads in the middle market.

For the nine months ended November 30, 2025, total investment income decreased $23.0 million, or 19.5%, to $94.6 million from $117.6 million for the nine months ended November 30, 2024. Interest income from investments decreased $23.3 million, or 22.3%, to $81.1 million for the nine months ended November 30, 2025 from $104.4 million for the nine months ended November 30, 2024. Interest income from investments decreased due to (i) the non-recurrence of $7.9 million interest income related to our Knowland investment recognized last year that was previously on non-accrual, and (ii) decrease of the weighted average current yield on investments to 9.7% as of November 30, 2025, down from 10.8% at November 30, 2024, reflecting both the reduction in SOFR base rates during this period, as well as the tightening of spreads in the middle market.

For the three and nine months ended November 30, 2025 and November 30, 2024, total PIK income was $0.7 million and $2.3 million, respectively and $0.8 million and $3.3 million, respectively. The higher levels last year reflected the Knowland investment income recognized last year.

For the three months ended November 30, 2025 and November 30, 2024, interest from cash and cash equivalents was $1.9 million and $1.6 million, respectively. The increase of $0.3 million was due to increased cash and cash equivalents balances during this period as compared to last year, reflecting the significant levels of repayments experienced during this period.

For the nine months ended November 30, 2025 and November 30, 2024, interest from cash and cash equivalents was $6.3 million and $3.9 million, respectively. The increase of $2.4 million was due to increased cash and cash equivalents balances during this period as compared to last year, reflecting the significant levels of repayments experienced during this period.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended November 30, 2025 and November 30, 2024, total management fee income was $0.6 million and $0.8 million, respectively. For the nine months ended November 30, 2025 and 2024, total management fee income was $2.0 million and $2.4 million, respectively. The reduction reflects the reduction of the asset levels in the Saratoga CLO as it is currently in winddown mode.

For the three and nine months ended November 30, 2025 and November 30, 2024, total dividend income was $1.1 million and $1.1 million, respectively and $3.1 million and $3.7 million, respectively. Dividends received are recorded in the consolidated statements of operations when earned.

For the three and nine months ended November 30, 2025 and November 30, 2024, total structuring and advisory fee income was $0.7 million and $0.7 million, respectively and $1.2 million and $1.2 million. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three and nine months ended November 30, 2025 and November 30, 2024, other income was $0.6 million and $0.9 million, respectively and $0.9 million and $1.9 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three and nine months ended November 30, 2025 and November 30, 2024 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
	($ in thousands)
Interest and debt financing expenses	$11,912	$13,044	$36,735	$39,135
Base management fees	4,435	4,412	13,142	14,161
Incentive management fees expense (benefit)	2,448	3,110	7,255	11,245
Professional fees	867	670	2,217	1,796
Administrator expenses	1,350	1,250	3,884	3,458
Insurance	74	77	222	232
Directors fees and expenses	90	83	340	276
General & administrative and other expenses	888	760	1,947	2,191
Income tax expense (benefit)	(205)	37	(161)	98
Total operating expenses	$21,859	$23,443	$65,581	$72,592

For the three months ended November 30, 2025, total operating expenses decreased $1.6 million, or 6.8%, compared to the three months ended November 30, 2024. For the nine months ended November 30, 2025, total operating expenses decreased $7.0 million, or 9.7%, compared to the nine months ended November 30, 2024.

For the three months ended November 30, 2025, interest and debt financing expenses decreased $1.1 million, or 9.1%, compared to the three months ended November 30, 2024. The decrease is primarily attributable to a decrease of 8.8% in average outstanding debt from $837.9 million for the three months ended November 30, 2024 to $766.4 million for the three months ended November 30, 2025. For the nine months ended November 30, 2025, interest and debt financing expenses decreased $2.4 million, or 5.3% compared to the nine months ended November 30, 2024. The decrease is primarily attributable to a decrease of 6.4% in average outstanding debt from $835.9 million for the nine months ended November 30, 2024 to $782.6 million for the nine months ended November 30, 2025.

For the three and nine months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on our outstanding indebtedness was 5.49% and 5.56%, respectively and 5.55% and 6.06%, respectively.

As of November 30, 2025 and February 28, 2025, the SBA debentures represented 22.0% and 21.4% of overall debt, respectively.

For the three months ended November 30, 2025, base management fees increased $0.02 million, or 0.5%, from $4.43 million to $4.41 million compared to the three months ended November 30, 2024. The increase in base management fees results from the 0.5% increase in the average value of our total assets, less cash and cash equivalents, from $1,011.2 million for the three months ended November 30, 2024 to $1,016.4 million for the three months ended November 30, 2025.

For the nine months ended November 30, 2025, base management fees decreased $1.0 million, or 7.2%, from $14.2 million to $13.1 million compared to the nine months ended November 30, 2024. The decrease in base management fees results from the 7.2% decrease in the average value of our total assets, less cash and cash equivalents, from $1,074.0 million for the nine months ended November 30, 2024 to $996.8 million for the nine months ended November 30, 2025.

For the three months ended November 30, 2025, incentive management fees decreased $0.7 million to $2.4 million, or 21.3%, compared to $3.1 million the three months ended November 30, 2024. The incentive fee on income decreased from $3.1 million to $2.4 million for the three months ended November 30, 2024 and 2025, respectively, reflecting the decrease in net investment income during the three months ended November 30, 2025 as compared to the three months ended November 30, 2024. The incentive fee on capital gains remained unchanged at $0.0 million for both the three months ended November 30, 2024 and November 30, 2025, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the nine months ended November 30, 2025, incentive management fees decreased $4.0 million to $7.3 million, or 35.5%, compared to $11.2 million the nine months ended November 30, 2024. The incentive fee on income decreased from $11.2 million to $7.3 million for the nine months ended November 30, 2024 and 2025, respectively, reflecting the decrease in net investment income during the nine months ended November 30, 2025 as compared to the nine months ended November 30, 2024. The incentive fee on capital gains remained unchanged at $0.0 million for both the nine months ended November 30, 2024 and November 30, 2025, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three months ended November 30, 2025, professional fees increased $0.2 million, or 29.4% compared to the three months ended November 30, 2024.

For the nine months ended November 30, 2025, professional fees increased $0.4 million, or 23.5% compared to the nine months ended November 30, 2024.

For the three months ended November 30, 2025, administrator expenses increased $0.1 million, or 8.0% compared to the three months ended November 30, 2024, reflecting the contractual changes to the administrator agreement cap.

For the nine months ended November 30, 2025, administrator expenses increased $0.4 million, or 12.3% compared to the nine months ended November 30, 2024, reflecting the contractual changes to the administrator agreement cap.

For the three months ended November 30, 2025, general and administrative expenses increased $0.1 million, or 17.0% compared to the three months ended November 30, 2024.

For the nine months ended November 30, 2025, general and administrative expenses decreased $0.2 million, or 11.1% compared to the nine months ended November 30, 2024.

As discussed above, the decrease in interest and debt financing expenses for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 is primarily attributable to a decrease in the overall average dollar amount of outstanding debt. For the three months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding under the Encina Credit Facility was $0.0 million and $32.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 8.8% and 9.4%, respectively. For the three months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding under the Valley Credit Facility was $32.5 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Valley Credit Facility was 6.9% and 0.0%, respectively. For the three months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding under the Live Oak Credit Facility was $37.5 million and $20.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 8.4% and 9.0%, respectively. For the three months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding of SBA debentures was $170.0 million and $214.0 million, respectively. For the three months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.0% and 3.3%, respectively. For the three months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding of our Notes Payable was $535.3 million and $571.4 million, respectively. For the three months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the Notes Payable was 5.9% and 6.1%, respectively.

As discussed above, the decrease in interest and debt financing expenses for the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024 is primarily attributable to a decrease in the overall average dollar amount of outstanding debt. For the nine months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding under the Encina Credit Facility was $29.5 million and $33.3 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 8.8% and 9.7%, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding under the Valley Credit Facility was $3.0 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Valley Credit Facility was 6.9% and 0.0%, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding under the Live Oak Credit Facility was $35.8 million and $17.3 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 8.4% and 9.3%, respectively. For the nine months ended November 30, 2025 and November, 2024, the average borrowings outstanding of SBA debentures was $170.0 million and $214.0 million, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.0% and 3.3%, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the average borrowings outstanding of our Notes Payable was $547.3 million and $571.4 million, respectively. For the nine months ended November 30, 2025 and November 30, 2024, the weighted average interest rate on the Notes Payable was 5.9% and 6.1%, respectively.

The weighted average dollar amount of our unsecured notes for the three and nine months ended November 30, 2025 and November 30, 2024 was as follows:

	For the three months ended		For the nine months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
	($ in thousands)
7.75% 2025 Notes	$0.0	$5.0	$2.4	$5.0
6.25% 2027 Notes	15.0	15.0	15.0	15.0
4.375% 2026 Notes	175.0	175.0	175.0	175.0
4.35% 2027 Notes	75.0	75.0	75.0	75.0
6.00% 2027 Notes	105.5	105.5	105.5	105.5
7.00% 2025 Notes	0.9	12.0	8.3	12.0
8.00% 2027 Notes	46.0	46.0	46.0	46.0
8.125% 2027 Notes	60.4	60.4	60.4	60.4
8.75% 2024 Notes	0.0	20.0	2.2	20.0
8.50% 2028 Notes	57.5	57.5	57.5	57.5

For the three and nine months ended November 30, 2025 and November 30, 2024, there were income tax expense (benefits) of $(0.2) million and $0.0 million, respectively and $(0.2) million and $0.1 million This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended November 30, 2025, we had $54.9 million of sales, repayments, exits or restructurings resulting in $3.1 million of net realized gains. For the nine months ended November 30, 2025, we had $149.0 million of sales, repayments, exits or restructurings resulting in $6.0 million of net realized gains.

The most significant cumulative net change in realized gains (losses) for the nine months ended November 30, 2025 were the following (dollars in thousands):

	Nine Months ended November 30, 2025
Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Axiom Parent Holdings, LLC	Equity Interests	$-	$(2,062)	$2,062
HemaTerra Holdings Company, LLC	Equity Interests	-	(97)	97
Identity Automation Systems	Equity Interests	(2,569.73)	(5,745)	3,175
Netreo Holdings, LLC	Equity Interests	-	(638)	638

The $2.0 million of net realized gains was from the sale of the equity position in our Axiom Parent Holdings, LLC investment.

We received escrow payments from the prior sales of our investments in HemaTerra Holdings Company, LLC and Netreo Holdings, LLC.

The $3.2 million of net realized gains was from the sale of the equity position in our Identity Automation Systems investment.

For the three months ended November 30, 2024, we had $160.4 million of sales, repayments, exits or restructurings resulting in $5.4 million of net realized losses. For the nine months ended November 30, 2024, we had $296.2 million of sales, repayments, exits or restructurings resulting in $49.2 million of net realized losses.

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

Net change in unrealized appreciation (depreciation) on investments

For the nine months ended November 30, 2025, our investments had a net change in unrealized appreciation of $4.1 million compared to a net change in unrealized appreciation of $33.7 million for the nine months ended November 30, 2024.

The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2025 were the following (dollars in thousands):

	Nine Months ended November 30, 2025
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Zollege PBC	First Lien Term Loan & Equity Interests	$2,117	$8,889	$6,772	$4,855
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	First Lien Term Loan & Structured Finance Securities	9,375	121	(9,254)	(2,160)
Saratoga Senior Loan Fund I JV, LLC	Unsecured Loan & Equity Interests	36,817	22,765	(14,052)	1,536
Chronus LLC	First Lien Term Loan & Equity Interests	22,955	20,737	(2,218)	(1,325)
ARC Health OpCo LLC	First Lien Term Loan & Equity Interests	4,170	297	(3,873)	1,255
Modis Dental Partners OpCo	First Lien Term Loan & Equity Interests	23,001	24,085	1,084	1,127
Identity Automation Systems	First Lien Term Loan & Equity Interests	-	-	-	(1,108)
Avionte Holdings	Equity Interests	100	2,392	2,292	(1,035)

The $4.9 million net change in unrealized appreciation in our investment in Zollege PBC was driven by improved Company performance.

The $2.2 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note was driven by the impact of the performance of individual credits in the CLO portfolio.

The $1.5 million net change in unrealized appreciation in our investment Saratoga Senior Loan Fund I, JV, LLC was primarily driven by the impact of the first refinancing of SLF 2022 and additional equity investment.

The $1.3 million net change in unrealized depreciation in our investment in Chronus LLC was driven by overall Company performance.

The $1.3 million net change in unrealized appreciation in our investment in ARC Health OpCo. LLC was primarily driven by the repayment of the first lien term loan, resulting in a reversal of previously recognized unrealized depreciation. The first lien term loan was repaid at par.

The $1.1 million net change in unrealized appreciation in our investment in Modis Dental Partners OpCo. was driven by overall market conditions.

The $1.1 million net change in unrealized depreciation in our investment in Identity Automation Systems was driven by the sale of the equity position, resulting in a reversal of previously recognized unrealized appreciation reclassified to realized gain.

The $1.0 million net change in unrealized depreciation in our investment in Avionte Holdings was primarily driven by a change in the industry multiple.

The most significant cumulative net change in unrealized appreciation (depreciation) for the nine months ended November 30, 2024 were the following (dollars in thousands):

	Nine Months ended November 30, 2024
Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	$2,939	$1,574	$(1,365)	$31,585
Zollege PBC	First Lien Term Loan & Equity Interests	2,020	4,204	-	16,349
Artemis Wax Corp	First Lien Term Loan & Equity Interests	60,513	59,554	(959)	(5,440)
ARC Health OpCo LLC	First Lien Term Loan & Equity Interests	37,524	32,448	(5,076)	(4,940)
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	Structured Finance Securities	9,375	4,332	(5,043)	(4,543)
Saratoga Senior Loan Fund I JV, LLC	Equity Interests	35,202	20,952	(14,250)	(4,271)
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	-	-	3,803
Knowland Group, LLC	Second Lien Term Loan	-	-	-	3,236
Invita (fka HemaTerra Holding Company, LLC)	First Lien Term Loan, Second Lien Term Loan & Equity Interests	-	-	-	(3,094)
Saratoga Investment Corp. CLO 2013-1, Ltd.	Structured Finance Securities	16,628	1,270	(15,358)	(2,858)
Axero Holdings, LLC	First Lien Term Loan, Revolving Credit & Equity Interests	20,341	26,181	5,840	2,363
Destiny		3,969	11,292	7,323	1,397
ETU Holdings, Inc.	First Lien Term Loan, Second Lien Term Loan & Equity Interests	16,781	13,118	(3,663)	(1,229)

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

The $2.9 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. was primarily driven by the performance of individual credits in the portfolio.

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

Changes in net assets resulting from operations

For the three months ended November 30, 2025, we recorded a net increase in net assets resulting from operations of $12.0 million. Based on 16,108,862 weighted average common shares outstanding as of November 30, 2025, our per share net increase in net assets resulting from operations was $0.74 for the three months ended November 30, 2025. For the three months ended November 30, 2024, we recorded a net increase in net assets resulting from operations of $8.8 million. Based on 13,789,951 weighted average common shares outstanding as of November 30, 2024, our per share net increase in net assets resulting from operations was $0.64 for the three months ended November 30, 2024.

For the nine months ended November 30, 2025, we recorded a net increase in net assets resulting from operations of $39.2 million. Based on 15,741,337 weighted average common shares outstanding as of November 30, 2025, our per share net increase in net assets resulting from operations was $2.49 for the nine months ended November 30, 2025. For the nine months ended November 30, 2024, we recorded a net increase in net assets resulting from operations of $28.8 million. Based on 13,733,008 weighted average common shares outstanding as of November 30, 2024, our per share net increase in net assets resulting from operations was $2.09 for the nine months ended November 30, 2024.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle-market companies, interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, our credit facilities, our continued access to the SBA debentures future borrowings and future offerings of debt and equity securities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 168.4% as of November 30, 2025 and 162.9% as of February 28, 2025. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

Encina Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Encina Lender Finance, LLC on October 4, 2021 and as amended on January 27, 2023 (the “Encina Credit Facility” and the related credit agreement, the “Encina Credit Agreement”). On November 6, 2025, the Company terminated in full (i) the Encina Credit Agreement, and (ii) the Equity Pledge Agreement, dated as of October 4, 2021 (the “Encina Equity Pledge Agreement”), by and between the Company and Encina, as collateral agent. All outstanding obligations were repaid. The Encina Credit Agreement and the Encina Equity Pledge Agreement terminated upon the satisfaction of all obligations and liabilities of SIF II and the Company to secured parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the secured parties.

Commitment. The Encina Credit Agreement provided for borrowings up to $65.0 million (the “Encina Facility Amount”).

Availability. We were able to draw up to the lesser of (i) the Encina Facility Amount and (ii) the borrowing base. The borrowing base was an amount equal to (i) the difference of (A) the product of the applicable advance rate which varied from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Encina Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Encina Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments we have under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset we held as of the date on which the Encina Credit Facility was closed was valued as of that date and each loan asset that we acquire after such date would have been valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset were made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

The Encina Credit Facility contained limitations on the type of loan assets that were “eligible” to be included in the borrowing base and as to the concentration level of certain categories of loan assets in the borrowing base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset was to remain an “eligible” loan asset, we could not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that would either result in subordination of the loan asset or be materially adverse to the lenders.

The Encina Credit Facility required certain minimum drawn amounts. For the period beginning on the closing date and ending April 4, 2022, the minimum funding amount was $12.5 million. For the period beginning on April 5, 2022, the minimum funding amount was the greater of $25.0 million and 50% of the Encina Facility Amount in effect from time to time.

Collateral. The Encina Credit Facility was secured by assets of SIF II, a wholly owned special purpose entity, and pledged to Encina under the Encina Credit Facility.

Interest Rate and Fees. Under the Encina Credit Facility, funds were borrowed from or through certain lenders at the greater of the prevailing LIBOR rate and 0.75%, plus an applicable margin of 4.00%. The Encina Credit Agreement included benchmark replacement provisions which permitted the Administrative Agent and the borrower to select a replacement rate upon the unavailability of LIBOR. In addition, we paid the lenders a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments was greater than or equal to 50%) on the unused amount of the Encina Credit Facility for the duration of the term of the Encina Credit Facility. Accrued interest and commitment fees were payable monthly in arrears. We were also obligated to pay certain other fees to the lenders in connection with the closing of the Encina Credit Facility.

Collateral Tests. It was a condition precedent to any borrowing under the Encina Credit Facility that the principal amount outstanding under the Encina Credit Facility, after giving effect to the proposed borrowings, not exceed the borrowing base (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

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

The Encina Credit Facility also required payment of outstanding borrowings or replacement of pledged loan assets upon our breach of our representation and warranty that pledged loan assets included in the borrowing base were “eligible” loan assets. Such ineligible collateral loans were excluded from the calculation of the borrowing base and could have led to a Borrowing Base Deficiency, which could have been cured by effecting one or more (or any combination thereof) of the following actions: (A) deposit into or credit to the collection account cash and eligible investments, (B) repay outstanding borrowings (together with certain costs and expenses), (C) sell or substitute loan assets in accordance with the Encina Credit Facility, or (D) pledge additional loan assets as collateral. Compliance with the Collateral Tests was also a condition to the discretionary sale of pledged loan assets by us.

Priority of Payments. The priority of payments provisions of the Encina Credit Facility required, after payment of specified fees and expenses, that collections of interest from the loan assets and, to the extent that these are insufficient, collections of principal from the loan assets, be applied on each payment date to payment of outstanding borrowings if the Borrowing Base Test, the Overcollateralization Ratio and the Interest Coverage Ratio would not otherwise be met.

Operating Expenses. The priority of payments provision of the Encina Credit Facility provided for the payment of certain of our operating expenses out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions was limited to $200,000 per annum.

Covenants; Representations and Warranties; Events of Default. The Encina Credit Agreement contained customary representations and warranties, affirmative covenants, negative covenants and events of default. The Encina Credit Agreement did not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Encina Credit Agreement include, among other things, the following:

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

Fees and Expenses. We paid certain fees and reimbursed Encina for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Encina in connection with the Encina Credit Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing. These amounts totaled $1.4 million.

On January 27, 2023, we entered into the first amendment to the Encina Credit Agreement which, among other things: (i) increased the borrowings available under the Encina Credit Facility from up to $50.0 million to up to $65.0 million; (ii) changed the underlying benchmark used to compute interest under the Encina Credit Agreement from LIBOR to Term SOFR for a one-month tenor plus a 0.10% credit spread adjustment; (iii) increased the applicable effective margin rate on borrowings from 4.00% to 4.25%; (iv) extended the revolving period from October 4, 2024 to January 27, 2026; (v) extended the period during which the borrower may request one or more increases in the borrowings available under the Encina Credit Facility (each such increase, a “Facility Increase”) from October 4, 2023 to January 27, 2025, and increased the maximum borrowings available pursuant to the Encina Facility Increase from $75.0 million to $150.0 million; (vi) revised the eligibility criteria for eligible collateral loans to exclude certain industries in which an obligor or related guarantor may be involved; and (vii) amended the provisions permitting the borrower to request an extension in the Commitment Termination Date (as defined in the Encina Credit Agreement) to allow requests to extend any applicable Commitment Termination Date, rather than a one-time request to extend the original Commitment Termination Date, subject to a notice requirement.

Live Oak Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Live Oak Banking Company on March 27, 2024.

Commitment. We entered into the Credit and Security Agreement (the “Live Oak Credit Agreement”) relating to the Live Oak Credit Facility in the initial facility amount of $50.0 million (the “Live Oak Facility Amount”). The Live Oak Credit Facility matures on March 27, 2027.

Availability. We can draw up to the lesser of (i) the Live Oak Facility Amount and (ii) the borrowing base. The borrowing base is an amount equal to (i) the difference of (A) the product of the applicable advance rate which varies from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Live Oak Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Live Oak Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments we have under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset we held as of the date on which the Live Oak Credit Facility was closed was valued as of that date and each loan asset that we acquire after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

As of November 30, 2025 there was $37.5 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, we were in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at November 30, 2025 was $81.9 million

Valley Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Valley on November 6, 2025.

Commitment. We entered into the Credit and Security Agreement (the “Valley Credit Agreement”) relating to the Valley Credit Facility in the initial facility amount of $85.0 million (the “Valley Facility Amount”). The Valley Credit Facility matures on November 6, 2028.

Availability. SIF II can draw up to the lesser of (i) the Valley Facility Amount and (ii) the borrowing base. The borrowing base is an amount equal to (i) the difference of (x) the Aggregate Borrowing Base Value less (y) the Excess Concentration Amount, plus (ii) the amount on deposit in the Pre-Funding Account plus, without duplication, the amount of Excess Cash on deposit in the Collection Account, minus (iii) the product of (A) with respect to each Delayed Drawdown Collateral Loan, the portion of the Unfunded Exposure Amount attributable to such Delayed Drawdown Collateral Loan multiplied by (B) the Unfunded Exposure Haircut Percentage with respect to such Delayed Drawdown Collateral Loan, minus (iv) the Availability Block, in each case, as of such date. Each loan asset we held as of the date on which the Valley Credit Facility was closed was valued as of that date and each loan asset that we acquire after such date will be valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset will be made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

The Valley Credit Facility contains limitations on the type of loan assets that are “eligible” to be included in the borrowing base and as to the concentration level of certain categories of loan assets in the borrowing base such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, we may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent that this change will not result in either the subordination of the loan asset or be materially adverse to the lenders.

The Valley Credit Facility requires a minimum drawn amount at all times equal to the greater of $25.0 million or 38% of the facility amount in effect at such time.

Collateral. The Valley Credit Facility is secured by assets of SIF II and pledged to Valley under the Valley Credit Facility. SIF II is a wholly owned special purpose entity formed for the purpose of entering into senior secured revolving credit facilities.

Interest Rate and Fees. Under the Valley Credit Facility, funds may be borrowed from or through certain lenders at a floating rate per annum equal to Term SOFR plus an applicable margin of 2.85%, with a SOFR Floor of 1.00%. In addition, SIF II is required to pay an unused fee on the amount by which the commitment amount exceeds outstanding principal amounts on each day at a rate per annum equal to 0.75% if the unused amount is greater than 62% of the commitment amount, or otherwise 0.50%. We were also obligated to pay certain other fees to the lenders in connection with the closing of the Valley Credit Facility.

Collateral Tests. It is a condition precedent to any borrowing under the Valley Credit Facility that the principal amount outstanding under the Valley Credit Facility, after giving effect to the proposed borrowings, not exceed the borrowing base (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with Borrowing Base Test, the “Collateral Tests”):

●	Interest Coverage Ratio. The ratio (expressed as a percentage) of interest collections with respect to pledged loan assets, less certain fees and expenses relating to the Valley Credit Facility, to accrued interest and commitment fees payable to the lenders under the Valley Credit Facility for the last six payment periods must equal at least 175.0%.

●	Overcollateralization Ratio. The ratio (expressed as a percentage) of the aggregate Adjusted Borrowing Value of “eligible” pledged loan assets plus the fair value of certain ineligible pledged loan assets (in each case, subject to certain adjustments) to outstanding borrowings under the Valley Credit Facility plus the Unfunded Exposure Amount must equal at least 200.0%.

The Valley Credit Facility also may require payment of outstanding borrowings or replacement of pledged loan assets upon our breach of our representation and warranty that pledged loan assets included in the borrowing base are “eligible” loan assets. Such ineligible collateral loans will be excluded from the calculation of the borrowing base and may lead to a Borrowing Base Deficiency, which may be cured by effecting one or more (or any combination thereof) of the following actions: (A) deposit into or credit to the collection account cash and eligible investments, (B) repay outstanding borrowings (together with certain costs and expenses), (C) sell or substitute loan assets in accordance with the Valley Credit Facility, or (D) pledge additional loan assets as collateral. Compliance with the Collateral Tests is also a condition to the discretionary sale of pledged loan assets by us.

Priority of Payments. The priority of payments provisions of the Valley Credit Facility require, after payment of specified fees and expenses, that collections of interest from the loan assets and, to the extent that these are insufficient, collections of principal from the loan assets, be applied on each payment date to payment of outstanding borrowings if the Borrowing Base Test, the Overcollateralization Ratio and the Interest Coverage Ratio would not otherwise be met.

Operating Expenses. The priority of payments provision of the Valley Credit Facility provides for the payment of certain of our operating expenses out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions is limited to $200,000 per annum.

Covenants; Representations and Warranties; Events of Default. The Valley Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The Valley Credit Agreement does not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Valley Credit Agreement include, among other things, the following:

●	our failure to maintain an Interest Coverage Ratio of less than 175%;

●	our failure to maintain an Overcollateralization Ratio of less than 200%;

●	the filing of certain ERISA or tax liens on our assets or the Equity holder;

●	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

●	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Valley appointed to replace such key person within 30 days; and

●	resignation, termination, disability or death of two or more “key persons” or failure of any two or more “key persons” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to the Required Lenders (as defined in the Valley Credit Agreement) appointed within 30 days.

Fees and Expenses. We paid certain fees and reimbursed Valley for the aggregate amount of all documented, out-of-pocket costs and expenses, including the reasonable fees and expenses of lawyers, incurred by Valley in connection with the Valley Credit Facility and the carrying out of any and all acts contemplated thereunder up to and as of the date of closing. These amounts totaled $1.4 million.

As of November 30, 2025, we had $32.5 million outstanding borrowings under the Valley Credit Facility. Our borrowing base under the Valley Credit Facility at November 30, 2025 was $84.1 million.

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

As of November 30, 2025 SBIC II LP had $87.5 million in regulatory capital and $131.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $87.5 million in regulatory capital and $39.0 million in SBA-guaranteed debentures outstanding.

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

At November 30, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

4.375% 2026 Notes

On March 10, 2021, we issued $50.0 million in aggregate principal amount of the 4.375% notes due 2026 (the “4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  Interest on the 4.375% 2026 Notes is paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes mature on February 28, 2026 and may be redeemed in whole or in part at any time prior to November 28, 2025 at par plus a “make-whole” premium, and thereafter at par. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $1.3 million related to the 4.375% 2026 Notes have been capitalized and are being amortized over the term of the 4.375% 2026 Notes.

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

At November 30, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million.

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

At November 30, 2025 the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

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

At November 30, 2025 the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

7.00% 2025 Notes

On September 8, 2022, we issued $12.0 million in aggregate principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting underwriting discounts of approximately $0.4 million. Interest on the 7.00% 2025 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes mature on September 8, 2025 and commencing September 8, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.05 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes. On September 8, 2025, $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes was repaid in full.

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

At November 30, 2025 the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

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

At November 30, 2025, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

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

At November 30, 2025, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

At November 30, 2025 and February 28, 2025, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	November 30, 2025		February 28, 2025
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$52,298	4.4%	$148,218	12.6%
Cash and cash equivalents, reserve accounts	117,260	9.9	56,505	4.8
First lien term loans	853,540	72.0	867,866	73.4
Second lien term loans	7,638	0.6	6,388	0.5
Structured finance securities	16,183	1.4	14,772	1.2
Unsecured loan	54,482	4.6	16,534	1.4
Equity interests	84,107	7.1	72,518	6.1
Total	$1,185,508	100.0%	$1,182,801	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 6, 2026, our board of directors extended the Share Repurchase Plan for another year to January 15, 2027, which currently permits up to 1.7 million shares of common stock to be repurchased under the Share Repurchase Plan. As of November 30, 2025, we purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and nine months ended November 30, 2025, we did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of November 30, 2025, we sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.37 for aggregate net proceeds of $225.4 million (net of transaction costs). During the three months ended November 30, 2025, we sold 58,962 shares for gross proceeds of $1.5 million at an average price of $25.52 for aggregate net proceeds of $1.5 million (net of transaction costs). During the nine months ended November 30, 2025, we sold 747,199 shares for gross proceeds of $19.3 million at an average price of $25.83 for aggregate net proceeds of $19.3 million (net of transaction costs).

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions from November 30, 2025 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2026
December 18, 2025	0.50	(58)
November 20, 2025	0.25	(57)
October 23, 2025	0.25	(56)
September 24, 2025	0.25	(55)
August 21, 2025	0.25	(54)
July 24, 2025	0.25	(53)
June 24, 2025	0.25	(52)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$3.24
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21

Payment date	Cash Dividend
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,784 newly issued shares of common stock, or 12.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 9, 12, 13, 14, 15, 16, 19, 20, 21, and 22, 2025.

(52)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 19,750 newly issued shares of common stock, or 11.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 10, 11, 12, 13, 16, 17, 18, 20, 23, and 24, 2025.

(53)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 17,443 newly issued shares of common stock, or 10.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.86 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 11, 14, 15, 16, 17, 18, 21, 22, 23 and 24, 2025.

(54)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,320 newly issued shares of common stock, or 10.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 8, 11, 12, 13, 14, 15, 18, 19, 20 and 21, 2025.

(55)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,673 newly issued shares of common stock, or 10.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 11, 12, 15, 16, 17, 18, 19, 22, 23 and 24, 2025.

(56)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,898 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.97 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2025.

(57)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,552 newly issued shares of common stock, or 10.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.99 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 7, 10, 11, 12, 13, 14, 17, 18, 19, and 20, 2025.

(58)	Based on shareholder elections, the dividend consisted of approximately $7.2 million in cash and 41,155 newly issued shares of common stock, or 11.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 5, 8, 9, 10, 11, 12, 15, 16, 17, and 18, 2025.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 168.4% as of November 30, 2025 and 162.9% as of February 28, 2025.

Subsequent Events

On December 18, 2025, the Company declared the following dividends for the quarter ending February 28, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
December 2025	$0.25	January 6, 2026	January 22, 2026
January 2026	$0.25	February 4, 2026	February 23, 2026
February 2026	$0.25	March 3, 2026	March 19, 2026

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at November 30, 2025:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Valley Bank credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	37,500	-	37,500	-	-
SBA debentures	170,000	-	-	26,000	144,000
4.375% 2026 Notes	175,000	175,000	-	-	-
4.35% 2027 Notes	75,000	-	75,000	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
Total Long-Term Debt Obligations	$774,375	$175,000	$429,375	$26,000	$144,000

Off-balance sheet arrangements

As of November 30, 2025 and February 28, 2025, our off-balance sheet arrangements consisted of $138.1 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities and are not reflected in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of November 30, 2025 and February 28, 2025 is shown in the table below (dollars in thousands):

	November 30, 2025	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$10,000	$10,000
Angry Chickz, Inc.	10,000	-
Artemis Wax Corp.	-	23,500
Ascend Software, LLC	-	5,000
C2 Educational Systems	-	2,000
Davisware, LLC	-	1,000
JDXpert	4,500	4,500
Lee’s Famous Recipe Chicken	10,000	10,000
Pepper Palace, Inc.	800	1,200
Procurement Partners, LLC	-	-
Saratoga Senior Loan Fund I JV, LLC	6,933	8,548
SAI Systems Health, LLC	4,000	-
Source 44 LLC	20,000	-
VetnCare MSO, LLC	-	10,000
StockIQ Technologies, LLC	5,000	-
Total	$71,233	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	2,100	-
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	-	1,500
BQE Software, Inc.	250	2,250
Cloudpermit Intermediate Holding Company	5,000	5,000
Davisware, LLC	-	1,750
Exigo, LLC - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	-	11,637
Innergy, Inc.	3,000	5,000
Inspect Point Holding, LLC	4,000	1,500
Lee’s Famous Recipe Chicken	25,000	-
Modis Dental Partners OpCo, LLC	-	8,900
Pepper Palace, Inc. - Revolver	-	600
SAI Systems Health, LLC	1,474	-
Source 44 LLC	2,000	-
Source 44 LLC - Revolver	2,000	-
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	-	7,319
StockIQ Technologies, LLC	1,500	-
SmartAC.com, Inc.	17,000	-
	66,830	50,938
Total	$138,063	$126,686

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of November 30, 2025, we had cash and cash equivalents of $52.5 million in available borrowings under the Valley Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. The Federal Reserve reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there was not a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Live Oak Credit Facility and our Valley Credit Facility, which are subject to a floating interest rate and is currently paid based on floating Term SOFR rate.

At November 30, 2025, we had $$774.4 million of borrowings outstanding, which includes $32.5 million borrowings outstanding under the Valley Credit Facility and $37.5 million borrowings outstanding under the Live Oak Credit Facility. As of November 30, 2025, on a fair value basis, approximately 98.7% of our debt investments bear interest at a fixed-rate and approximately 1.3% of our debt investments bear interest at a floating rate. As of November 30, 2025, 100% of our floating rate debt investments are subject to interest rate floors.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of November 30, 2025 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $9.1 million to our interest income. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $9.0 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expenses, except for our borrowings under our Valley Credit Facility and Live Oak Credit Facility. All of our remaining borrowings are fixed-rate borrowings. Assuming that borrowings under our Valley Credit Facility and Live Oak Credit Facility as of November 30, 2025 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.7 million to our interest expense. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.7 million to our interest expense.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2025.

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of November 30, 2025.

	Increase	(Increase)	Increase	Increase	Increase
	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Basis Point	in Interest	in Interest	Interest	Interest	Investment
Change	Income	Expense	Income	Income*	Income per Share
($ in thousands)
-400	$(25,922)	$2,250	$(23,672)	$(18,939)	$(1.17)
-300	(22,985)	2,100	(20,885)	(16,708)	(1.03)
-200	(17,561)	1,400	(16,161)	(12,929)	(0.80)
-100	(9,040)	700	(8,340)	(6,672)	(0.41)
-50	(4,526)	350	(4,176)	(3,341)	(0.21)
-25	(2,263)	175	(2,088)	(1,670)	(0.10)
25	2,276	(175)	2,101	1,681	0.10
50	4,552	(350)	4,202	3,362	0.21
100	9,104	(700)	8,404	6,723	0.42
200	18,208	(1,400)	16,808	13,446	0.83
300	27,312	(2,100)	25,212	20,170	1.25
400	36,416	(2,800)	33,616	26,893	1.67

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our wholly owned subsidiaries, Saratoga Investment Funding II LLC, Saratoga Investment Funding III, LLC, Saratoga Investment Corp. SBIC II LP, or Saratoga Investment Corp. SBIC III LP, are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended November 30, 2025 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, we announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 6, 2026, our board of directors extended the Share Repurchase Plan for another year to January 15, 2027. As of November 30, 2025, we had purchased 1,035,203 shares of common stock, at the average price of $22.05 for approximately $22.8 million pursuant to the Share Repurchase Plan. During the three and nine months ended November 30, 2025, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (f/k/a GSC Investment Corp.) (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.8	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.9	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.10	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.11	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.12	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.13	Form of 7.75% Notes due 2025 (incorporated by reference to Exhibit 4.6 hereto).

4.14	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.15	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.8 hereto).

4.16	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.17	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.18	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.19	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.13 hereto).

4.20	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.14 hereto).

10.1	Credit and Security Agreement, dated as of November 6, 2025, by and among Saratoga Investment Funding II, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equityholder, the lenders parties thereto, Valley National Bank, as administrative agent, lead arranger and bookrunner, Bank OZK, as documentation agent, U.S. Bank National Association, as collateral custodian, and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025)

10.2	Equity Pledge Agreement, dated as of November 6, 2025, by and between Saratoga Investment Corp., as pledgor, and U.S. Bank Trust Company, National Association, as collateral agent for the benefit of the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025)

10.3	Loan Sale and Contribution Agreement, dated as of November 6, 2025, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025)

10.4	Limited Guaranty Agreement, dated as of November 6, 2025, by Saratoga Investment Corp., as guarantor, in favor of Valley National Bank, as administrator for the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025)

10.5	Springing Guaranty Agreement, dated as of November 6, 2025, by Saratoga Investment Corp., as guarantor, in favor of Valley National Bank, as administrator for the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: January 7, 2026	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer