Form 10-K
period 2026-02-28
SARATOGA INVESTMENT CORP.
filed 2026-05-05
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
6.00% Notes due 2027	SAT	The New York Stock Exchange
8.00% Notes due 2027	SAJ	The New York Stock Exchange
8.125% Notes due 2027	SAY	The New York Stock Exchange
8.50% Notes due 2028	SAZ	The New York Stock Exchange
7.50% Notes due 2031	SAV	The New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2025 was approximately $350.6 million based upon a closing price of $25.54 reported for such date by the New York Stock Exchange.

The number of outstanding common shares of the registrant as of May 4, 2026 was 16,267,748.

NOTE ABOUT REFERENCES

In this Annual Report on Form 10-K (the “Annual Report”), the “Company,” “we,” “us” and “our” refer to Saratoga Investment Corp. and its wholly owned subsidiaries, Saratoga Investment Funding II LLC, Saratoga Investment Funding III LLC, Saratoga Investment Corp. SBIC II LP, and Saratoga Investment Corp. SBIC III LP, unless the context otherwise requires. We refer to Saratoga Investment Advisors, LLC, our investment adviser, as “Saratoga Investment Advisors,” the “Investment Adviser” or the “Manager.”

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

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements occurring after the date of this Annual Report, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including their ability to achieve our respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and uncertainty relating to the interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	interest rate volatility, including the uncertainty relating to the interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;

●	the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest, including the conflict between Ukraine and Russia and turmoil in Europe and the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in Part I. Item 1A. “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

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

While our primary focus is to generate current income and capital appreciation from our debt and equity investments in middle-market companies, we may invest up to 30.0% of our portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, including securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded, joint ventures and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, we may invest in private equity funds in the future. Private equity funds are not limited in how they invest their assets, and the underlying investments held by private equity funds may impact our strategies, risks, and costs. Shareholders may have limited information about the underlying investments of the private equity funds in which we invest, including with respect to such funds’ holdings, liquidity, and valuation.

As of February 28, 2026, we had total assets of $1,139.3 million and investments in 49 portfolio companies, excluding an investment in the subordinated notes of one collateralized loan obligation fund, Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), which had a fair value of $0.0 million as of February 28, 2026, investment in the Class F-2-R-3 Note of Saratoga CLO which as of February 28, 2026 had a fair value of $0.0 million, investment in the Class E-R Note of Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd which as of February 28, 2026 has a fair value of $8.4 million and investments in the Saratoga Senior Loan Fund I JV LLC (“SLF JV”) and its subsidiaries, a joint venture which as of February 28, 2026 had a total fair value of $17.7 million which consists of both membership interests and an unsecured note. The overall portfolio composition as of February 28, 2026 consisted of 82.1% of first lien term loans, 3.9% of second lien term loans, 1.5% of unsecured loans, 4.9% of structured finance securities and 7.6% of equity interests. As of February 28, 2026, the weighted average yield on all of our investments, including our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note was approximately 9.6%. The weighted average yield of our investments is not the same as a return on investment for our stockholders and, among other things, is calculated before the payment of our fees and expenses. As of February 28, 2026, our total return based on market value was 1.54% and our total return based on net asset value (“NAV”) per share was 7.50%. As of February 28, 2025, our total return based on market value was 27.17% and our total return based on net asset value per share was 10.11%. Total return based on market value is the change in the ending market value of the Company’s common stock plus dividends distributed during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning market value of the Company’s common stock. Total return based on NAV is the change in ending NAV per share plus dividends distributed per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. While total return based on NAV and total return based on market value reflect fund expenses, they do not reflect any sales load that may be paid by investors. As of February 28, 2026, approximately 100% of our first lien debt investments were fully collateralized in the sense that the portfolio companies in which we held such investments had an enterprise value or our investment had an asset coverage equal to or greater than the principal amount of the related debt investment. The Company uses enterprise value to assess the level of collateralization of its portfolio companies. The enterprise value of a portfolio company is determined by analyzing various factors, including EBITDA, cash flows from operations less capital expenditures and other pertinent factors, such as recent offers to purchase a portfolio company’s securities or other liquidation events. As a result, while we consider a portfolio company to be collateralized if its enterprise value exceeds the amount of our loan, we do not hold tangible assets as collateral in our portfolio companies that we would obtain in the event of a default. Our investment in the subordinated notes of Saratoga CLO represents a first loss position in a portfolio that, at February 28, 2026, was composed of $391.0 million in aggregate principal amount of predominantly senior secured first lien term loans. A first loss position means that we will suffer the first economic losses if losses are incurred on loans held by the Saratoga CLO. As a result, this investment is subject to unique risks. See Part I. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.”

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

In addition, our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received licenses to operate as a small business investment company (“SBIC”) from the Small Business Administration (“SBA”) on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. With all debentures repaid to the SBA, SBIC LP’s (“SBIC LP”) license was surrendered on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. Under current SBIC regulations, for two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. See Part I. Item 1. “Business—Small Business Investment Company Regulations.”

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate its compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally. The Company and TJHA have committed to provide up to a combined $50 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of February 28, 2026, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. For the year ended February 28, 2026, the Company earned $1.8 million of interest income related to SLF JV, which is included in interest income. SLF JV’s initial investment in SLF 2022 was in the form of an unsecured loan. The unsecured loan paid a floating rate of LIBOR plus 7.00% per annum and was due and payable in full on June 9, 2023. The unsecured loan was repaid in full on October 28, 2022, as part of the CLO closing. The Company has determined that SLF JV is an investment company under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary. SLF JV is not a wholly owned investment company subsidiary as the Company and TJHA each have an equal 50% voting interest in SLF JV and thus neither party has a controlling financial interest. Furthermore, ASC Topic 810, Consolidation, concludes that in a joint venture where both members have equal decision-making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLF JV.

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

Saratoga Investment Advisors

General

Our Investment Adviser was formed in 2010 as a Delaware limited liability company and became our investment adviser in July 2010. Our Investment Adviser is led by five principals, Christian L. Oberbeck, Michael J. Grisius, David DeSantis, Thomas V. Inglesby, and Charles G. Phillips, with 38, 36, 25, 39 and 29 years of experience in leveraged finance, respectively, and the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, Henri J. Steenkamp, who has 27 years of experience in financial services and leveraged finance. Our Investment Adviser is affiliated with Saratoga Partners, a middle-market private equity investment firm. Saratoga Partners was established in 1984 to be the middle-market private investment arm of Dillon Read & Co. Inc. and has been independent of Dillon Read & Co. Inc. and its successor entity, SBC Warburg Dillon Read, since 1998. Saratoga Partners has a 36-year history of private investments in middle-market companies and focuses on public and private equity, preferred stock, and senior and mezzanine debt investments.

Our Relationship with Saratoga Investment Advisors

We utilize the personnel, infrastructure, relationships and experience of Saratoga Investment Advisors to enhance the growth of our business. We currently have no employees and each of our executive officers is also an officer of Saratoga Investment Advisors.

We have entered into an investment advisory and management agreement (the “Management Agreement”) with Saratoga Investment Advisors. Pursuant to the 1940 Act, the initial term of the Management Agreement was for two years from its effective date of July 30, 2010, and will remain in effect on a year-to-year basis if approved annually at an in-person meeting of the board of directors, a majority of whom must be independent directors. Most recently, our board of directors approved the renewal of the Management Agreement for an additional one-year term at an in-person meeting held on July 7, 2025. Pursuant to the Management Agreement, Saratoga Investment Advisors implements our business strategy on a day-to-day basis and performs certain services for us under the direction of our board of directors. Saratoga Investment Advisors is responsible for, among other duties, performing all of our day-to-day functions, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties.

Saratoga Investment Advisors has formed an investment committee to advise and consult with its senior management team with respect to our investment policies, investment portfolio holdings, financing and leveraging strategies and investment guidelines. We believe that the collective experience of the investment committee members across a variety of fixed income asset classes will benefit us. The investment committee must unanimously approve all investments in excess of $1.0 million made by us. In addition, all sales of our investments must be approved by all five of our investment committee members. The current members of the investment committee are Messrs. Oberbeck, Grisius, DeSantis, Inglesby, and Phillips.

We have also entered into a separate Administration Agreement (the “Administration Agreement”) with Saratoga Investment Advisors pursuant to which Saratoga Investment Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. The Administration Agreement has an initial term of two years from its effective date of July 30, 2010, and will remain in effect on a year-to-year basis, subject to annual approval by our board of directors, a majority of whom must be our independent directors. Most recently, on July 7, 2025, our board of directors approved the renewal of the Administration Agreement for an additional one-year term and determined to increase the cap on the payment or reimbursement of expenses by the Company from $5.0 million to $5.4 million effective August 1, 2025. The Company’s board of directors will continue to assess the cap on payment or reimbursement of expenses on an annual basis. Under the Administration Agreement, Saratoga Investment Advisors also performs, or oversees the performance of our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain, preparing reports for our stockholders and reports required to be filed with the SEC. Payments under the Administration Agreement will be equal to an amount based upon the allocable portion of Saratoga Investment Advisors’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs relating to the performance of services under the Administration Agreement.

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

Substantially all of the debt investments held in our portfolio hold a non-investment grade rating by one or more rating agencies or, if not rated, would be rated below investment grade if rated, which are often referred to as “junk.” As of February 28, 2026, 95.2% of our debt portfolio at fair value consisted of debt securities for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. Such “interest-only” loans are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, higher interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing. As of February 28, 2026, 13.6% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 37.0% of such investments elected to pay a portion of interest due in PIK. In addition, 98.8% of our debt investments at February 28, 2026, had variable interest rates that reset periodically based on benchmarks such as SOFR and the prime rate. As a result, significant increases in such benchmarks in the future may make it more difficult for these borrowers to service their obligations under the debt investments that we hold.

As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we may not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See Part I. Item 1. “Business—Business Development Company Regulations – Qualifying Assets.”

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

Opportunistic Investments

Opportunistic investments may include investments in distressed debt, which may include securities of companies in bankruptcy, debt and equity securities of public companies that are not thinly traded, emerging market debt, structured finance vehicles such as equity and debt securities in collateralized loan obligation funds and debt of middle-market companies located outside the United States. See Notes to the Consolidated Financial Statements (Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV ) contained herein for more information about Saratoga CLO and SLF JV.

We might also opportunistically invest in CLO BB and CLO BBB debt, either in the primary or secondary market. These investments are generally more liquid than our other investments. We follow a rigorous process of analyzing and assessing various CLO managers by organizing them in different tiers based on various metrics and historical performance, and then primarily invest in issuances of those managers that are classified in the top tiers.

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

Investment selection

In managing us, Saratoga Investment Advisors employs the same investment philosophy and portfolio management methodologies used by Saratoga Partners. Through this investment selection process, based on quantitative and qualitative analysis, Saratoga Investment Advisors seeks to identify portfolio companies with superior fundamental risk-reward profiles and strong, defensible business franchises with the goal of minimizing principal losses while maximizing risk-adjusted returns. Saratoga Investment Advisors’ investment process emphasizes the following:

●	bottom-up, company-specific research and analysis;

●	capital preservation, low volatility and minimization of downside risk; and

●	investing with experienced management teams that hold meaningful equity ownership in their businesses.

Our Investment Adviser’s investment process generally includes the following steps:

●	Initial screening. A brief analysis identifies the investment opportunity and reviews the merits of the transaction. The initial screening memorandum provides a brief description of the company, its industry, competitive position, capital structure, financials, equity sponsor and deal economics. If the deal is determined to be attractive by the senior members of the deal team, the opportunity is fully analyzed.

●	Full analysis. A full analysis includes:

●	Business and Industry analysis—a review of the company’s business position, competitive dynamics within its industry, cost and growth drivers and technological and geographic factors. Business and industry research often includes meetings with industry experts, consultants, other investors, customers and competitors.

●	Company analysis—a review of the company’s historical financial performance, future projections, cash flow characteristics, balance sheet strength, liquidation value, legal, financial and accounting risks, contingent liabilities, market share analysis and growth prospects.

●	Structural/security analysis—a thorough legal document analysis including but not limited to an assessment of financial and negative covenants, events of default, enforceability of liens and voting rights.

●	Approval of the investment committee. The investment is then presented to the investment committee for approval. The investment committee must unanimously approve all investments in excess of $1 million made by us. In addition, all sales of our investments must be approved by all five of our investment committee members. The members of our investment committee are Christian L. Oberbeck, Michael J. Grisius, David DeSantis, Thomas V. Inglesby, and Charles G. Phillips.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with the senior management; and

●	an independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO, the Class F-2-R-3 Notes tranche of the Saratoga CLO and the Class E-R Notes tranche of the SLF 2022 every quarter.

In addition, all our investments are subject to the following valuation process:

●	the audit committee of our board of directors reviews and approves each preliminary valuation and our Investment Adviser and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	our board of directors discusses the valuations and approves the fair value of each investment in good faith based on the input of our Investment Adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

In order to maintain our tax treatment as a RIC, we generally must, among other things, for each fiscal year, timely distribute an amount equal to at least 90% of our “investment company taxable income,” which is generally our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a non-deductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner during the calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one year period ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the 2025 calendar year, the Company did not make sufficient distributions such that we did incur the U.S. federal excise tax. We may elect to not distribute a portion of our ordinary income for the 2026 calendar year and/or portion of the capital gains in excess of capital losses realized during the one-year period ending October 31, 2026, if any, and, if we do so, we would expect to incur U.S. federal taxes as a result.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service (“IRS”), a publicly offered RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation from an IRS revenue procedure that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. Under the revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Stockholders receiving such distributions will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result of receiving distributions in the form of our common stock, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock he or she receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of Saratoga Investment Advisors, pursuant to the terms of the Management Agreement and the Administration Agreement. For a discussion of the Management Agreement, see Part I. Item 1. “Business—Investment Advisory and Management Agreement” below. We reimburse Saratoga Investment Advisors for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers and their respective staffs, subject to certain limitations. For a discussion of the Administration Agreement, see Part I. Item 1. “Business—Administration Agreement” below.

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

The Management Agreement with Saratoga Investment Advisors was initially approved for a two year period by our board of directors at an in-person meeting of the directors, including a majority of our independent directors, and was approved by our stockholders at the special meeting of stockholders held on July 30, 2010. Following the initial two year period, our board of directors has approved the renewal of the Management Agreement annually for an additional one-year term every year, with the most recent renewal approved by the Board at an in-person meeting on July 7, 2025.

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

We bear all costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our NAV (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Investment Adviser payable to third parties, including agents, consultants or other advisers, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Investment Adviser payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (the “SEC”) and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Indebtedness and senior securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock, senior to our common stock, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance or 150% if certain requirements are met. On April 16, 2018, our board of directors, including a majority of our independent directors, approved of us becoming subject to a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. The 150% asset coverage ratio became effective on April 16, 2019. See Part I. Item 1A. “Risk Factors – Effective April 16, 2019, our asset coverage requirement was reduced from 200% to 150%, which may increase the risk of investing in the Company.” We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

Code of ethics

As a BDC, we and Saratoga Investment Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at www.sec.gov. Our code of ethics is also available on our corporate governance webpage at ir.saratogainvestmentcorp.com/corporate-governance.

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

Small Business Investment Company Regulations

Our wholly owned subsidiaries, SBIC II LP and SBIC III LP, received licenses to operate as an SBIC from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. With all debentures repaid to the SBA, SBIC LP’s (“SBIC LP”) license was surrendered on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company.

The SBIC licenses allow our SBIC Subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

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

For two or more SBIC’s under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million with at least $175.0 million in combined regulatory capital. Our wholly owned SBIC Subsidiaries may borrow funds from the SBA against its respective regulatory capital (which generally approximates equity capital) that is paid in and is subject to customary regulatory requirements, including, but not limited to, an examination by the SBA. The SBIC Subsidiaries have $259.0 million of committed capital on an aggregate basis. SBA regulations currently limit the amount of SBA-guaranteed debentures that an individual SBIC may issue to $175.0 million when it has at least $87.5 million in regulatory capital.

As of February 28, 2026, we have funded SBIC II LP with an aggregate total of $87.5 million of equity capital and have $84.0 million of SBA-guaranteed debentures outstanding, and we have funded SBIC III LP with an aggregate total of $87.5 million of equity capital and have $76.0 million of SBA-guaranteed debentures outstanding.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities. These and other risk factors are described more fully in this Part I. Item 1A. “Risk Factors.”

Risks Related to Our Business and Structure

●	We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

●	We are exposed to risks associated with changes in interest rates including potential effects on our cost of capital and net investment income.

Risks Related to the Current Environment

●	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

●	Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

●	We are currently operating in a period of capital markets disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

●	Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Risks Related to Our Adviser and Its Affiliates

●	We may be obligated to pay Saratoga Investment Advisors incentive fees even if we incur a net loss, or there is a decline in the value of our portfolio.

●	The way in which the base management and incentive fees under the Management Agreement is determined may encourage Saratoga Investment Advisors to take actions that may not be in our best interests.

●	Saratoga Investment Advisors’ liability is limited under the Management Agreement and we will indemnify Saratoga Investment Advisors against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

●	Our ability to enter into transactions with our affiliates is restricted.

Risks Related to Our Investments

●	A majority of our debt investments are not required to make principal payments until the maturity of such debt securities and are generally riskier than other types of loans.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.

●	Investments in equity securities involve a substantial degree of risk.

Risks Related to Our Common Stock

●	We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

●	Due to the current market conditions, we may defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

●	The market price of our common stock may fluctuate significantly.

●	There is a risk that you may not receive distributions or that our distributions may not grow over time.

Risks Related to Our Notes

●	The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness.
●	The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including indebtedness under our Valley Credit Facility and our Live Oak Credit Facility.

●	An active trading market for the Public Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.

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

Our outstanding indebtedness imposes, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under subchapter M of the Code. A failure to add new debt facilities or issue additional debt securities or other evidences of indebtedness in lieu of or in addition to existing indebtedness could have a material adverse effect on our business, financial condition or results of operations.

As of February 28, 2026, there were $37.5 million outstanding borrowings under the Live Oak Credit Facility. As of February 28, 2026 there were $32.5 million outstanding borrowings under the Valley Credit Facility. As of February 28, 2026, we had issued $160.0 million in SBA-guaranteed debentures and our $75.0 million principal amount of 4.35% fixed-rate notes due in 2027 (the “4.35% 2027 Notes”), our $105.5 million principal amount of 6.00% fixed-rate notes due in 2027 (the “6.00% 2027 Notes”), our $15.0 million principal amount of 6.25% fixed-rate notes due in 2027 (the “6.25% 2027 Notes”) our $46.0 million principal amount of 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”), our $60.4 million principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”), our $57.5 million principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”), our $50.0 million principal amount of 7.25% fixed-rate notes due 2030 (the “7.25% 2030 Notes”), and our $100.0 million principal amount of 7.50% fixed-rate notes due 2031 (the “7.50% 2031 Notes,” and together with the 6.00% 2027 Notes, the 8.00% 2027 Notes, the 8.125% 2027 Notes, and the 8.50% 2028 Notes, the “Public Notes”). Together, the 6.00% 2027 Notes, the 6.25% 2027 Notes, the 8.00% 2027 Notes, the 8.125% 2027 Notes, the 8.50% 2028 Notes, the 7.25% 2030 Notes, and the 7.50% 2031 Notes are referred to as the “Notes”. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Live Oak Credit Facility, the Valley Credit Facility, or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our management’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.

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

Assumed Return on Our Portfolio

(net of expenses)

Assumed Return on Portfolio (Net of Expenses)	-10.0%	-5.0%	0%	5%	10%
Corresponding Return to Common Stockholder (1)	-42%	-27%	-12%	3%	18%

(1)	Assumes $1,187.3 million in average total assets, $777.1 million in average debt outstanding, $401.8 million in average net assets and an average interest rate of 6.2%. Actual interest payments may be different. The various return scenarios above exclude borrowing costs, which are then separately deducted from the net return to common stockholders calculated based on average debt outstanding and average interest rate.

Substantially all of the assets of SIF II and SIF III are subject to security interests under our Valley Credit Facility and our Live Oak Facility, respectively, and all of each SBIC Subsidiary’s assets are subject to claims of the SBA with respect to SBA-guaranteed debentures we issue and if we default on our obligations thereunder, we may suffer adverse consequences, including the foreclosure on our assets.

Substantially all of the assets of SIF II and SIF III are pledged as collateral under the Valley Credit Facility and the Live Oak Credit Facility, respectively, and all of each SBIC Subsidiary’s assets are subject to a superior claim by the SBA pursuant to the SBA-guaranteed debentures. If we default on our obligations under the Valley Credit Facility, the Live Oak Credit Facility, or the SBA-guaranteed debentures, Valley National Bank, Live Oak Banking Company, and/or the SBA may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated.

In addition, if the Live Oak Banking Company, the lender under the Live Oak Credit Facility, or Valley National Bank, the lender under the Valley Credit Facility exercise their right to sell the assets pledged under the Live Oak Credit Facility or the Valley Credit Facility respectively, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Live Oak Credit Facility or Valley Credit Facility.

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

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction.

It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition. An increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments will have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, elevated interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate. If general interest rates rise, there is also a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, elevated interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

The U.S. government periodically calls for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding tariffs, interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress, regulatory agencies, or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made   and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. Despite political tensions and uncertainty, changes in federal policy, including tax policies, as well as the positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities.

New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. For example, even though the current U.S. presidential administration has supported a de-regulatory agenda, it is possible that regulatory agencies could propose changes to existing regulations that impose greater costs on all sectors or on financial services companies in particular. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other funds.

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

The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Any such changes or prolonged uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to Section 122 the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the imposition of new tariffs. The U.S. Court of International Trade has ordered Customs and Border Protection (“CBP”) to refund all previously paid IEEPA tariffs, and CBP has begun implementing a system, the Consolidated Administration and Processing of Entries (“CAPE”), to do so through a phased process. There may be uncertainty regarding whether CAPE will ultimately be able to process all such refunds, or whether some entries will be excluded.

The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and the imposition of new or increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce or re-route global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has also increased market volatility. Any of  these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the fair value of our common stock to decline. The ultimate impact of these or similar future events on the United States and other economies, specific industries, our business, or our underlying portfolio companies cannot be predicted with certainty, but any such impact could be material and adverse to us.

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

Rule 18f-4 under the 1940 Act (“Rule 18f-4”) relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information. The rapid evolution and scale of artificial intelligence technologies also may increase the likelihood or effectiveness of a cyberattack against us, Saratoga Investment Advisors, or our third-party service providers. For example, artificial intelligence-enabled fraud can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.

Saratoga Investment Advisors and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware) physical and electronic break-ins or unauthorized tampering, unauthorized access, or system failures and disruptions of our computer systems, networks and date. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, misappropriation of assets, loss of personal information, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance our cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat. Additionally, if a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

In addition, cybersecurity has become a top priority for regulators around the world. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently maintain insurance coverage relating to cybersecurity risks; however, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Increased leverage may also cause a downgrade of our credit rating. Leverage is generally considered a speculative investment technique. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business and Structure—We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

The agreements governing our Live Oak Credit Facility and our Valley Credit Facility contain various covenants that, among other things, limit our discretion in operating our business and provide for certain minimum financial covenants.

The agreements governing the Live Oak Credit Facility and the Valley Credit Facility contain customary default provisions such as the termination or departure of certain “key persons” of Saratoga Investment Advisors, a material adverse change in our business and the failure to maintain certain minimum loan quality and performance standards. An event of default under the Live Oak Credit Facility or the Valley Credit Facility would result, among other things, in termination of the availability of further funds under the Live Oak Credit Facility or the Valley Credit Facility and an accelerated maturity date for all amounts outstanding under the Live Oak Credit Facility or the Valley Credit Facility, which would likely disrupt our business and, potentially, the portfolio companies whose loans we financed through the Live Oak Credit Facility or the Valley Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Live Oak Credit Facility or the Valley Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

Each loan origination under the respective facility is subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the Live Oak Credit Facility or the Valley Credit Facility at any particular time or at all.

We will be subject to U.S. federal income tax imposed at corporate rates if we fail to qualify as a RIC.

We have elected to be treated and intend to maintain our qualification annually as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we are not subject to U.S. federal income tax on our income (including realized gains) that is timely distributed (or deemed distributed) to our stockholders, provided that we satisfy certain source-of-income, annual distribution and asset diversification requirements. While we are not subject to U.S. federal income tax on the income and gains we timely distribute to our stockholders, our stockholders will be required to include the amounts of such distributions in income and may be subject to U.S. federal income tax on such amounts.

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

The annual distribution requirement generally is satisfied if we timely distribute to our stockholders on an annual basis an amount equal to at least 90% of investment company taxable income, which is generally our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and covenants under our borrowing agreements that could, under certain circumstances, restrict us from making the required distributions. In such case, if we are unable to obtain cash from other sources or are prohibited from making distributions, we may be subject to U.S. federal income tax at corporate rates.

The asset-diversification requirements will be satisfied if we diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities of any one issuer that do not (a) represent more than 5% of the value of our assets or (b) represent more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer, (b) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified” publicly traded partnerships.

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

If we fail to qualify as a RIC for any reason, all of our taxable income will be subject to U.S. federal income tax imposed at corporate rates. The resulting tax liability could substantially reduce our net assets, the amount of income available for distribution to our common stockholders or payment of our outstanding indebtedness including the Notes. Such a failure would have a material adverse effect on our results of operations and financial condition.

Because we intend to distribute between 90% and 100% of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to qualify for the tax benefits available to RICs and to minimize U.S. federal income taxes at corporate rates, we intend to distribute to our stockholders between 90% and 100% of our annual taxable income and capital gains, except that we may retain certain net capital gains for investment and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay U.S. federal income tax imposed at corporate rates on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150% as of April 16, 2019. These requirements limit the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

Because any original issue discount accrued will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to shareholders to satisfy the annual distribution requirement applicable to RICs, even where we have not received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain favorable tax treatment. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may become subject to U.S federal income tax imposed at corporate rates. Additionally, because investments with a deferred payment feature may have the effect of deferring a portion of the borrower’s payment obligation until maturity of the debt investment, it may be difficult for us to identify and address developing problems with borrowers in terms of their ability to repay us.

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

Portfolio investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to us, including if our investment in such issuer is cancelled, unwound or acquired (which could be without what we consider to be adequate compensation). To the extent we are exposed to investments in portfolio companies that as a group are exposed to such force majeure events, the risks and potential losses to us are enhanced.

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. In addition, the ongoing turmoil in Europe and the Middle East and escalating tensions in the region may create volatility and disruption of global markets. In particular, U.S. involvement and escalating hostilities in the Middle East may lead to global market instability of oil prices and shipping costs due to the impact of such conflict. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), have contributed to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide.

The United Kingdom has ended its membership in the European Union and entered into certain agreements with the European Union to govern the future relationship between the parties. Such agreements implement significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies.

We are currently operating in a period of capital markets disruption and economic uncertainty, which may have a negative impact on our business, financial condition and results of operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, turmoil in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. The U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume, type, and quality of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The U.S. credit markets (in particular for middle-market loans) have experienced the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

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

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, fluctuations in interest rates, or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

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

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. In consideration of these and related factors, we may downgrade our internal ratings with respect to certain portfolio companies in the future as conditions warrant and new information becomes available.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to address the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Additionally, concerns over the United States’ budget deficit have led ratings agencies to lower or threaten to lower the long-term sovereign credit rating of the United States, including downgrades by Fitch from AAA to AA+ in August 2023 and by Moody’s from AAA to AA1 in May 2025. There is no guarantee that there will not be a further downgrade in the future.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Changes in Federal Reserve monetary policy, including interest rate adjustments, could cause interest rates and borrowing costs to fluctuate, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

U.S. policy changes may adversely affect our business.

Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.

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

We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of ours for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of our independent directors. Additionally, without receiving an exemptive order from the SEC, we are prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with certain affiliates, including our officers, directors, and employees, and investment adviser (and its affiliates) and their clients, as well as any person that owns more than 25% of our voting securities. As a result of these restrictions, we may be limited in the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with Saratoga Investment Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the applicable Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.

Additionally, we, Saratoga Investment Advisors, and certain other funds and accounts sponsored or managed by Saratoga Investment Advisors and its affiliates have been granted the Order by the SEC, which permits the Company to participate in joint transactions with the foregoing affiliates subject to the conditions of the Order.

When we are permitted to co-invest with other clients of Saratoga Investment Advisors and its affiliates as permissible under regulatory guidance, applicable regulations, and in accordance with the Order, as discussed above, we do so pursuant to Saratoga Investment Advisors’ allocation policy. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by Saratoga Investment Advisors. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

We depend on the key personnel of Saratoga Investment Advisors for our future success, and if Saratoga Investment Advisors is unable to retain qualified personnel or if we lose any member of our senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of the senior management team and other key personnel of Saratoga Investment Advisors for the identification, final selection, structuring, closing, and monitoring of our investments. These individuals have extensive experience in, and knowledge of, the investment industry and our target markets. Our future success depends on the continued service of senior management and other key personnel of Saratoga Investment Advisors. The departure of any of the senior officers or key employees of Saratoga Investment Advisors, or of a significant number of the investment professionals of Saratoga Investment Advisors, could have a material adverse effect on our ability to achieve our investment objective.

In addition, we can offer no assurance that Saratoga Investment Advisors will remain our investment adviser or that we will continue to have access to its investment professionals.

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

As of February 28, 2026, 95.2% of our debt portfolio consisted of “interest-only” loans, which are structured such that the borrower makes only interest payments throughout the life of the loan and makes a large, “balloon payment” at the end of the loan term. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. If the interest-only loan borrower is unable to make or refinance a balloon payment, we may experience greater losses than if the loan were structured as amortizing.

We may be exposed to higher risks with respect to our investments that include PIK interest, particularly our investments in interest-only loans.

To the extent our portfolio investments permit PIK interest and our portfolio companies elect to pay PIK interest, we will be exposed to higher risks, including the following:

●	because PIK interest results in an increase in the size of the loan balance of the underlying loan, our exposure to potential loss increases when we receive PIK interest;

●	PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

●	PIK accruals may create uncertainty about the source of our distributions to stockholders;

●	the deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure; and

●	PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

To the extent our investments are structured as interest-only loans, PIK interest will increase the size of the balloon payment due at the end of the loan term. PIK interest payments on such loans may increase the probability and magnitude of a loss on our investment, particularly with respect to our interest-only loans. As of February 28, 2026, 13.6% of our interest-only loans provided for contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term, and 37.0% of such investments elected to pay a portion of interest due in PIK. As of February 28, 2026, 0.8% of the Company’s interest-only loans are loans that pay contractual PIK interest only.

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

At February 28, 2026, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.0 million and constituted 0.0% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2026, was composed of $391.0 million in aggregate principal amount of primarily senior secured first lien term loans and $22.3 million in uninvested cash. In addition, as of February 28, 2026, we also own $9.4 million and $8.8 million in aggregate principal of the F-2-R-3 Notes and Class E-R Notes with a fair value of $0.0 million and $8.4 million, respectively, in Saratoga CLO and Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd., that only rank senior to the subordinated notes of each collateralized loan obligation fund. A first loss position means that we will suffer the first economic losses if the value of Saratoga CLO decreases. First loss positions typically carry a higher risk and earn a higher yield. Interest payments generated from this portfolio will be used to pay the administrative expenses of Saratoga CLO and interest on the debt issued by Saratoga CLO before paying a return on the subordinated notes.

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

In the event that a bankruptcy court orders the substantive consolidation of us with Saratoga CLO, the creditors of Saratoga CLO, including the holders of $391.0 million aggregate principal amount of debt, as of February 28, 2026 issued by Saratoga CLO, would have claims against the consolidated bankruptcy estate, which would include our assets.

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

Saratoga CLO has senior loan portfolios that may be concentrated in a limited number of industries or borrowers. A downturn in any particular industry or borrower in which Saratoga CLO is heavily invested may subject Saratoga CLO, and in turn us, to a risk of significant loss and could significantly impact the aggregate returns we realize. If an industry in which Saratoga CLO is heavily invested suffers from adverse business or economic conditions, a material portion of our investment in Saratoga CLO could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. For example, as of February 28, 2026, Saratoga CLO’s investments in the banking, finance, insurance & real estate industry represented approximately 19.0% of the fair value of Saratoga CLO’s portfolio. Companies in the banking, finance, insurance & real estate industry are subject to general economic downturns and business cycles and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, investments in business service represented approximately 10.1% of the fair value of Saratoga CLO’s portfolio. Changes in healthcare or other laws and regulations applicable to the businesses of some of the companies in which Saratoga CLO invests may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of companies in which Saratoga CLO invests.

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

Ratings agencies periodically undergo reviews of CLO tranches and their broadly syndicated loans in response to adverse economic market conditions, such as the COVID-19 pandemic. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. Such downgrades of broadly syndicated loans, as well as downgrades of broadly syndicated loans in the future, could adversely impact the financial performance of Saratoga CLO, thereby limiting Saratoga CLO’s ability to pay equity distributions and subordinated management fees to the Company in the future. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty with respect to Saratoga CLO’s financial performance and ability to pay equity distributions and subordinated management fees to the Company in the future.

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

Although there are limitations on our ability to invest in foreign debt, we may, from time to time, invest in debt of foreign companies, including the debt of emerging market issuers. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

As of February 28, 2026, our investments in the Healthcare Services industry represented approximately 8.4% of the fair value of our portfolio, Structured Finance Securities represented approximately 6.6% of the fair value of the portfolio, and our investments in the Consumer Services industry represented approximately 6.0% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

We may be subject to risks associated with artificial intelligence.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. We and Saratoga Investment Advisors may utilize artificial intelligence tools in our business activities, including generative artificial intelligence technologies, machine learning, data analytics, and aggregation tools. The use of artificial intelligence is in its early stages, and ineffective or inadequate development or deployment could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues. Additionally, whether or not known to us, third-party service providers or other counterparties of ours or our portfolio companies may use artificial intelligence and machine learning technology in their business activities.

Because artificial intelligence is reliant on the collection and analysis of large amounts of data, the effectiveness of the results generated by such technology could be impacted by inaccuracies and/or errors, which may be material. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our investments. Artificial intelligence and its applications, including in the investment management and capital markets industries, continue to develop rapidly, and it is impossible to predict the future risks applicable to us that may arise from such developments.

In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations. Uncertainty in the legal and regulatory regime relating to artificial intelligence, such as evolving review by the SEC, the U.S. Federal Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.

A number of our portfolio companies are in the Software-as-a-Service industry and such companies are subject to additional risks that are unique to that industry, and the financial results of our portfolio companies in the Software-as-a-Service industry could materially adversely affect our financial results.

A number of our portfolio companies are in the Software-as-a-Service (“SAAS”) industry and such companies are subject to additional risks that are unique to the SAAS industry. The rapid emergence of AI-first companies and generative AI tools poses significant competitive threats to traditional SAAS business models. In January 2026, AI companies such as OpenAI and Anthropic announced HIPAA-compliant life sciences and healthcare tools that directly compete with established SAAS vendors, demonstrating how AI-native companies are increasingly launching vertical-specific applications that challenge incumbents. It is possible that AI agents and autonomous AI systems could displace traditional business applications. Our portfolio companies may face margin pressure, customer churn, and declining recurring revenue if they fail to effectively integrate AI capabilities, differentiate their offerings from AI-native competitors, or adapt their technology platforms to meet evolving customer expectations for AI-powered functionality. The shifting technology landscape may require significant investment in research and development, product reimagination, and go-to-market strategy changes that our portfolio companies may be unable or unwilling to undertake.

Additionally, such portfolio companies may be subject to consumer protection laws that are enforced by regulators such as the Federal Trade Commission (“FTC”) and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or SAAS industry, could create new legal or regulatory burdens on our portfolio companies that could have a material adverse effect on their respective operations. In addition, our SAAS portfolio companies may incur significant operating losses and negative cash flows during certain times of their respective life cycles, resulting in an adverse impact on their operations and on their ability to repay their debt. Because our SAAS portfolio companies are generally investments that are underwritten and valued on “recurring revenue” rather than EBITDA, the fair value determinations of such companies are inherently uncertain and may fluctuate over short periods of time. They are also subject to the risks that their customers have financial difficulties that make them unable or unwilling to pay for the software and services that drive a portfolio company’s recurring revenue projections or may switch to lower-cost AI-native alternatives that offer superior functionality or automation capabilities. There is often less collateral securing our loans to these companies as compared to our other portfolio companies, which could impair our ability to be repaid if the portfolio companies default on their obligations or otherwise encounter financial difficulties. For these reasons, our financial results could be materially adversely affected if our portfolio companies in the SAAS industry encounter financial difficulty and fail to repay their obligations. As of February 28, 2026, our current total investments in SAAS companies were $559.2 million, or 50.4% of total investments.

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

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be treated a RIC for U.S. federal income tax purposes as under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long- term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to U.S. federal income tax on our investment company taxable income and net capital gains that we do not timely distribute to shareholders. In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year an amount at least equal to the sum of (i) 98% of our net ordinary income for the calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current calendar year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax imposed at corporate rates. Under these spillover dividend procedures, because our taxable year ends on February 28 or 29, we may defer distribution of income earned during the current taxable year until February of the following taxable year. For example, we may defer distributions of income earned during the year ended February 28, 2026 until as late as February 28, 2027. If we choose to carry-over this distribution of income in the form of a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein) it is possible that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. (see Part I. Item 1A. “Risk Factors—Risks Related to Our Common Stock—We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive” for more information).

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

RISKS RELATED TO OUR NOTES

The Notes are unsecured and therefore are effectively subordinated to any existing and future secured indebtedness.

The Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Notes are effectively subordinated to any existing and future secured indebtedness we or our subsidiaries have outstanding or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we have granted or subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries, including indebtedness under our Valley Credit Facility and our Live Oak Credit Facility.

The Notes are obligations exclusively of Saratoga Investment Corp., and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our existing or future indebtedness of our subsidiaries, including, without limitation, borrowings under our Valley Credit Facility and our Live Oak Credit Facility, and the SBA-guaranteed debentures. These entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes. As of February 28, 2026, there was $37.5 million outstanding borrowings under the Live Oak Credit Facility and we had the ability to borrow up to $75.0 million under the Live Oak Credit Facility, subject to certain conditions. As of February 28, 2026, there was $32.5 million outstanding borrowings under the Valley Facility and we had the ability to borrow up to $85.0 million under the Valley Credit Facility, subject to certain conditions. The Live Oak Credit Facility and the Valley Credit Facility is secured by substantially all of the assets of SIF II and SIF III, respectively, wholly owned subsidiaries. As of February 28, 2026, we had $160.0 million in SBA-guaranteed debentures outstanding. The indebtedness under the SBA-guaranteed debentures is structurally senior to the Notes.

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

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes are issued does not contain cross-default provisions that are contained in the Valley Credit Facility and the Live Oak Credit Facility. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels and prices of the Notes.

We may not be able to repurchase the 4.35% 2027 Notes upon a Change of Control Repurchase Event.

Upon a Change of Control Repurchase Event (as defined in the relevant indenture), holders of the 4.35% 2027 Notes may require us to repurchase for cash some or all of the 4.35% 2027 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 4.35% 2027 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. We may not be able to repurchase the 4.35% 2027 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered 4.35% 2027 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the governing indenture which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 4.35% 2027 Notes exercise their right to require us to repurchase the 4.35% 2027 Notes upon a Change of Control Repurchase Event, the financial effect of any such repurchase could cause a default under our current and future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness.

An active trading market for the Public Notes may not develop or be sustained, which could limit the market price of the Public Notes or the ability to sell them.

Although each of the 6.00% 2027 Notes, 8.00% 2027 Notes, 8.125% 2027 Notes, 8.50% 2028 Notes, and 7.50% 2031 Notes are listed on the NYSE under the symbol “SAT”, “SAJ”, “SAY”, “SAZ”, and “SAV”, respectively, we cannot provide any assurances that an active trading market will develop or be maintained for the Public Notes or that the Public Notes will be able to be sold. At various times, the Public Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the Public Notes, or that the Public Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the Public Notes may be harmed. At the same time, the trading market for the Public Notes may also be very volatile, and many of the risk factors related to our common stock and outlined above in “Risks Related to Our Common Stock” could also be applicable to the Public Notes.

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

The 4.35% 2027 Notes mature on February 28, 2027 and are redeemable, in whole or in part, at any time at our option prior to November 28, 2026, at par plus a “make-whole” premium, and thereafter at par.

The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at our option, on or after December 29, 2024, at par plus a “make-whole” premium, and thereafter at par.

The 7.25% 2030 Notes mature on May 1, 2030 and are redeemable, in whole or in part, at any time at our option prior to January 23, 2028, at par plus a “make-whole” premium, and thereafter at par.

The 7.50% 2031 Notes mature on February 6, 2031, and commencing February 6, 2028, may be redeemed in whole or in part at any time at our option.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Valley Credit Facility or the Live Oak Credit Facility, the indenture governing each of the Notes, or other indebtedness to which we may be a party that is not waived by the required lenders or the holders, and the remedies sought by the lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness (including the Live Oak Credit Facility, the Valley Credit Facility and the Notes). In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Live Oak Credit Facility, the Valley Credit Facility, or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the Notes, which could further limit our ability to repay our debt, including the Notes.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Live Oak Credit Facility, the Valley Credit Facility, or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes, the Live Oak Credit Facility, and the Valley Credit Facility, and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may, in the future, need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Live Oak Credit Facility or the Valley Credit Facility the holders of the respective Notes, or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Live Oak Credit Facility the Valley Credit Facility, the Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or the holders thereof. If this occurs, we would be in default under the Live Oak Credit Facility, the Valley Credit Facility, the Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt.

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

			Price Range		Percentage of High Closing Sales Price as a Premium (Discount)	Percentage of Low Closing Sales Price as a Premium (Discount)
	NAV(1)		High	Low	to NAV(2)	to NAV(2)
Fiscal Year Ending February 28, 2027
First Quarter through May 1, 2026	$	*	$23.70	$20.92	*	*
Fiscal Year Ended February 28, 2026
First Quarter		$25.52	$26.00	$21.46	1.9%	(15.9)%
Second Quarter		$25.61	$25.54	$24.08	(0.3)%	(6.0)%
Third Quarter		$25.59	$25.55	$21.56	(0.2)%	(15.7)%
Fourth Quarter		$24.42	$24.02	$22.44	(1.6)%	(8.1)%
Fiscal Year Ended February 28, 2025
First Quarter		$26.85	$24.09	$22.52	(10.3)%	(16.1)%
Second Quarter		$27.07	$24.42	$21.91	(9.8)%	(19.1)%
Third Quarter		$26.95	$26.07	$22.95	(3.3)%	(14.8)%
Fourth Quarter		$25.86	$26.00	$23.52	0.5%	(9.1)%

*	Net asset value has not yet been calculated for this period.

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices.

(2)	Calculated as the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.

Shares of BDCs may trade at a market price that is less than the NAV of those shares. The possibilities that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. The last reported closing sale price of our common stock on May 4, 2026 was $23.89 per share, which represents a discount of approximately 2.2% to the NAV of $24.42 as of February 28, 2026.

Summarized Financial Highlights

The following table summarizes ten years of financial highlights:

	For the year ended
Per share data	February 28, 2026	February 28, 2025	February 29, 2024	February 28, 2023	February 28, 2022
Net asset value at beginning of period	$25.86	$27.12	$29.18	$29.33	$27.25
Net investment income(1)	2.32	3.81	4.49	2.94	1.74
Net realized and unrealized gains (losses) on investments(1)	0.04	(1.73)	(3.77)	(0.75)	2.46
Realized losses on extinguishment of debt*	(0.05)	(0.06)	(0.01)	(0.13)	(0.21)
Net increase in net assets resulting from operations	2.31	2.02	0.71	2.06	3.99
Distributions declared from net investment income	(3.74)	(3.30)	(2.82)	(2.28)	(1.93)
Total distributions to stockholders	(3.74)	(3.30)	(2.82)	(2.28)	(1.93)
Issuance of common stock at net asset value (2)	(0.04)	(0.16)	(0.40)	-	-
Capital contribution from Manager for the issuance of common stock (8)	0.05	0.26	0.48	-	-
Repurchases of common stock(3)	-	-	0.03	0.17	0.01
Dilution(4)	(0.02)	(0.08)	(0.06)	(0.10)	-
Net asset value at end of period	$24.42	$25.86	$27.12	$29.18	$29.33

Per share market value at end of period	$23.16	$26.00	$23.61	$27.55	$27.47
Total return based on market value(5)	1.54%	27.17%	-3.92%	10.35%	28.19%
Total return based on net asset value(5)(6)	11.11%	10.11%	4.20%	9.46%	15.88%
Shares outstanding at end of period	16,224,198	15,183,078	13,653,476	11,890,500	12,131,350

Ratio/Supplemental data:
Net assets at end of period	396,155,754	392,665,468	370,224,108	346,958,042	355,780,523
Ratio of total expenses to average net assets*	22.10%	25.81%	24.70%	18.91%	16.09%
Ratio of net investment income to average net assets*	9.16%	14.11%	16.01%	10.23%	6.05%
Portfolio turnover rate(7)	18.22%	16.12%	2.80%	24.05%	33.59%

	For the year ended
Per share data	February 28, 2021	February 29, 2020	February 28, 2019	February 28, 2018	February 28, 2017
Net asset value at beginning of period	$27.13	$23.62	$22.96	$21.97	$22.06
Adoption of ASC 606	-	-	(0.01)	-	-
Net asset value at beginning of period, as adjusted	27.13	23.62	22.95	21.97	22.06
Net investment income(1)	2.07	1.59	2.60	2.11	1.94
Net realized and unrealized gains (losses) on investments(1)	(0.74)	4.56	0.03	0.82	0.30
Realized losses on extinguishment of debt*	(0.01)	(0.17)	-	-	(0.26)
Net increase in net assets resulting from operations	1.32	5.98	2.63	2.93	2.24
Distributions declared from net investment income	(1.23)	(2.21)	(2.06)	(1.90)	(1.93)
Total distributions to stockholders	(1.23)	(2.21)	(2.06)	(1.90)	(1.93)
Issuance of common stock above net asset value(2)	-	-	0.15	-	-
Repurchases of common stock(3)	0.13	-	-	-	-
Dilution(4)	(0.10)	(0.26)	(0.05)	(0.04)	(0.14)
Net asset value at end of period	$27.25	$27.13	$23.62	$22.96	$21.97

Per share market value at end of period	$23.08	$22.91	$23.04	$21.86	$22.74
Total return based on market value(5)	7.63%	9.28%	16.11%	5.28%	80.83%
Total return based on net asset value(5)(6)	7.31%	26.22%	13.33%	14.45%	12.62%
Shares outstanding at end of period	11,161,416	11,217,545	7,657,156	6,257,029	5,794,600

Ratio/Supplemental data:
Net assets at end of period	304,185,770	304,286,853	180,875,187	143,691,367	127,294,777
Ratio of total expenses to average net assets*	13.11%	18.34%	19.12%	19.05%	17.27%
Ratio of net investment income to average net assets*	7.77%	6.31%	11.22%	9.37%	8.71%
Portfolio turnover rate(7)	25.26%	36.82%	35.26%	19.73%	43.76%

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV per share of the Company due to the repurchase of common shares. See Note 11, Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13, Dividend.

(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total investment return does not reflect brokerage commissions.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(8)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, which, most recently, was increased to 1.7 million shares of common stock. Most recently, on January 6, 2026, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2027. As shown in the table below, as of February 28, 2026, the Company purchased an aggregate of 1,037,698 shares of common stock, at the average price of $22.05 for approximately $22.9 million pursuant to the Share Repurchase Plan. During the year and quarter ended February 28, 2026, the Company purchased 2,495 shares of common stock, at the average price of $21.75 for approximately $0.1 million pursuant to the Share Repurchase Plan.

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through November 30, 2015	2,500	$15.59	2,500	397,500
December 1, 2015 through December 31, 2015	-	$-	2,500	397,500
January 1, 2016 through January 31, 2016	4,200	$13.86	6,700	393,300
February 1, 2016 through February 29, 2016	18,717	$13.86	25,417	374,583
March 1, 2016 through March 31, 2016	16,282	$14.57	41,699	358,301
April 1, 2016 through April 30, 2016	7,858	$16.22	49,557	350,443
May 1, 2016 through May 31, 2016	21,357	$16.29	70,914	329,086
June 1, 2016 through June 30, 2016	8,310	$16.50	79,224	320,776
July 1, 2016 through July 31, 2016	19,212	$17.31	98,436	301,564
August 1, 2016 through August 31, 2016	40,058	$17.44	138,494	261,506
September 1, 2016 through September 30, 2016	40,221	$18.04	178,715	221,285
October 1, 2016 through October 31, 2016	27,076	$18.10	205,791	394,209
November 1, 2016 through November 30, 2016	8,600	$18.24	214,391	385,609
December 1, 2016 through December 31, 2016	4,100	$18.57	218,491	381,509
January 1, 2017 through February 29, 2020	-	-	218,491	381,509
March 1, 2020 through February 28, 2021	190,321	$18.96	408,812	891,188
March 1, 2021 through February 28, 2022	99,623	$25.55	508,435	791,565
March 1, 2022 through February 28, 2023	438,192	$24.70	946,627	353,373
March 1, 2023 through February 29, 2024	88,576	$24.36	1,035,203	664,797
March 1, 2024 through February 28, 2025	-	$-	1,035,203	664,797
March 1, 2025 through February 28, 2026	2,495	$21.75	1,037,698	662,302
Total	1,037,698	$22.05

Holders

As of May 4, 2026, there were 10 holders of record of our common stock.

Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index, for the period from March 23, 2007, the date our common stock began trading, through February 28, 2026. The graph assumes that, on March 23, 2007, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 index and the Standard & Poor’s BDC Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Outstanding Securities and Debt

The following table shows our outstanding classes of securities and debt as of February 28, 2026.

Title of Class	Amount Authorized	Amount Held by us or for Our Account	Amount Outstanding Exclusive of Amounts Shown Under
Securities:
Common Stock	100,000,000	16,224,198	83,775,802
Debt:
Live Oak credit facility	$75,000,000	$37,500,000	$37,500,000
Valley Bank credit facility	$85,000,000	$32,500,000	$52,500,000
SBA Debentures	$259,000,000	$160,000,000	$99,000,000
4.35% 2027 Notes	$75,000,000	$75,000,000	$-
6.00% 2027 Notes	$105,500,000	$105,500,000	$-
6.25% 2027 Notes	$15,000,000	$15,000,000	$-
8.00% 2027 Notes	$46,000,000	$46,000,000	$-
8.125% 2027 Notes	$60,375,000	$60,375,000	$-
8.50% 2028 Notes	$57,500,000	$57,500,000	$-
7.25% 2030 Notes	$50,000,000	$50,000,000	$-
7.50% 2031 Notes	$100,000,000	$100,000,000	$-

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load paid	-	% (1)
Offering expenses borne by us	-	% (2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses paid	-%
Annual estimated expenses (as a percentage of average net assets attributable to common stock):
Base Management fees	4.4	% (4)
Incentive fees payable under the Management Agreement	2.3	% (5)
Interest payments on borrowed funds	12.3	% (6)
Other expenses	3.2	% (7)
Total annual expenses	22.2	% (8)

(1)	In the event that the shares of common stock to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.

(3)	The expenses associated with the administration of our dividend reinvestment plan are included in “Other expenses.” The participants in the dividend reinvestment plan will pay a pro rata share of brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the plan. For more details about the plan, see “Dividend Reinvestment Plan.”

(4)	Our base management fee under the Management Agreement with Saratoga Investment Advisors is based on our gross assets, which is defined as our total assets, including those acquired using borrowings for investment purposes, but excluding cash and cash equivalents. See “Investment Advisory and Management Agreement.” The fact that our base management fee is payable based upon our gross assets, rather than our net assets (i.e., total assets after deduction of any liabilities, including borrowings) means that our base management fee as a percentage of net assets attributable to common stock will increase when we utilize leverage.

(5)	The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a preferred return, or “hurdle,” and a “catch up” feature. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that we receive from portfolio companies) accrued by us during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Management Agreement) and equals 20% of our “incentive fee capital gains,” which equals our realized capital gains on a cumulative basis from May 31, 2010 through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee. Under the Management Agreement, the capital gains portion of the incentive fee is based on realized gains and realized and unrealized losses from May 31, 2010. Therefore, realized and unrealized losses incurred prior to such time will not be taken into account when calculating the capital gains portion of the incentive fee, and Saratoga Investment Advisors will be entitled to 20% of incentive fee capital gains that arise after May 31, 2010. In addition, the cost basis for computing realized gains and losses on investments held by us as of May 31, 2010 will equal the fair value of such investments as of such date. We estimate this as zero for purposes of this table as these fees are difficult to predict, as they are based on capital gains and losses. See “Investment Advisory and Management Agreement.”

(6)	We may borrow funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The 12.3% figure in the table includes all expected borrowing costs that we expect to incur over the next twelve months in connection with the special purpose vehicle financing credit facility with Live Oak Banking Company (the “Live Oak Credit Facility”) and the special purpose vehicle financing credit facility with Valley National Bank (the “Valley Credit Facility”). The costs associated with our outstanding borrowings are indirectly borne by our stockholders. We do not expect to issue any preferred stock during the next twelve months and, therefore, have not included the cost of issuing and servicing preferred stock in the table. In addition, all of the commitment fees, interest expense, amortized financing costs of the Valley Credit Facility, SBA debentures the 4.35% notes due 2027 (the “4.35% 2027 Notes”), the 6.00% notes due 2027 (the “6.00% 2027 Notes”), the 6.25% notes due 2027 (the “6.25% 2027 Notes), the 8.00% notes due 2027 (the “8.00% 2027 Notes”), the 8.125% notes due 2027 (the “8.125% 2027 Notes”), the 8.50% notes due 2028 (the “8.50% 2028 Notes”) the 7.25% notes due 2030 (the “7.25% 2030 Notes”), and the 7.50% notes due 2031 (the “7.50% 2031 Notes” and together with the 4.35% 2027 Notes, the 6.00% 2027 Notes, the 6.25% 2027 Notes, the 8.00% 2027 Notes, the 8.125% 2027 Notes, the 7.25% 2030 Notes, and the 7.50% 2031 Notes, the “Notes”) and the fees and expenses of issuing and servicing any other borrowings or leverage that we expect to incur during the next twelve months are included in the table and expense example presentation below. On April 16, 2018, our board of directors, including a majority of independent directors, approved the Company becoming subject to a minimum asset coverage ratio of 150%. The 150% asset coverage ratio became effective on April 16, 2019. See “Regulation” and Part I. Item 1A. “Risk Factors—Risks Related to Our Business and Structure—Recent legislation may allow us to incur additional leverage.”

(7)	“Other expenses” are based on estimated amounts for the current fiscal year and include our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Saratoga Investment Advisors in performing its obligations under the administration agreement. See “Administration Agreement.”

(8)	This figure includes all of the fees and expenses of our wholly-owned subsidiaries, Saratoga Investment Corp SBIC II, LP, Saratoga Investment Corp SBIC III, LP, SIF II, and SIF III, but does not include SLF JV. SLF JV is structured as private joint venture, with control and management shared equally between us and TJHA, no management fees are paid by SLF JV. Furthermore, this table reflects all of the fees and expenses borne by us with respect to our investment in Saratoga CLO.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical $1,000 investment in our common stock, assuming an asset coverage ratio of 168.4% (the Company’s actual asset coverage as of February 28, 2026) and total annual expenses of 22.1% of net assets attributable to common stock as set forth in the fees and expenses table above, and (x) a 5.0% annual return resulting entirely from net realized capital gains (none of which is subject to the incentive fee) and (y) a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to the incentive fee based on capital gains). Transaction expenses are included in the following example. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including cost of debt, if any, and other expenses) may be greater or less than those shown.

	1 Year	3 Years	5 years	10 years
Assuming a 5% annual return on portfolio resulting entirely from net realized capital gains (none of which is subject to the capital gains incentive fee)(1)	$227	$716	$1,255	$2,856
Assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to incentive fee based on capital gains)(2)	$237	$747	$1,310	$2,982

(1)	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.

(2)	Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and therefore subject to the incentive fee based on capital gains. Because our investment strategy involves investments that generate primarily current income, we believe that a 5% annual return resulting entirely from net realized capital gains is unlikely.

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

Sales of unregistered securities

We did not sell any securities during the year ended February 28, 2026 that were not registered under the Securities Act of 1933, as amended.

Issuer purchases of equity securities

During the year ended February 28, 2026, February 28, 2025 and February 29, 2024, we purchased 2,495, 0 and 88,576 shares, respectively, of our common stock in the open market.

The following table summarizes the purchased common stock on a month to month basis for the year ended February 28, 2026:

Period	Quantity
March 1, 2025 through
March 31, 2025	-
April 1, 2025 through
April 30, 2025	-
May 1, 2025 through
May 31, 2025	-
June 1, 2025 through
June 30, 2025	-
July 1, 2025 through
July 31, 2025	-
August 1, 2025 through
August 31, 2025	-
September 1, 2025 through
September 30, 2025	-
October 1, 2025 through
October 31, 2025	-
November 1, 2025 through
November 30, 2025	-
December 1, 2025 through
December 31, 2025	2,495
January 1, 2026 through
January 31, 2026	-
February 1, 2026 through
February 28, 2026	-
Total	2,495

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

OVERVIEW

We are a Maryland corporation that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, we may invest in private equity funds in the future. Private equity funds are not limited in how they invest their assets, and the underlying investments held by private equity funds may impact our strategies, risks, and costs. Shareholders may have limited information about the underlying investments of the private equity funds in which we invest, including with respect to such funds’ holdings, liquidity, and valuation. We have elected and qualified to be treated as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We have utilized a wholly owned special purpose entity, Saratoga Investment Funding II LLC, a Delaware limited liability company (“SIF II”), for the purpose of entering into a $85.0 million senior secured revolving credit facility with Valley National Bank (“Valley”), supported by loans held by SIF II and pledged to Valley under the credit facility (the “Valley Credit Facility). The Valley Credit Facility closed on November 6, 2025. The terms of the Valley Credit Facility require a minimum drawn amount equal to the greater of $25.0 million or 38% of the facility amount in effect at such time. The term of the Valley Credit Facility is three years. Advances under the Valley Credit Facility bear interest at a floating rate per annum equal to Term SOFR plus an applicable margin of 2.85%, with a SOFR Floor of 1.00%. Concurrently with the closing of the Valley Credit Facility, all remaining amounts outstanding on our existing revolving credit facility with Encina Lender Finance, LLC were repaid and the facility was terminated.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provides $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of February 28, 2026, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of February 28, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2026, and February 28, 2025, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.1 million and $16.5 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $1.5 million and $3.1 million, respectively.

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

On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing of SLF JV. As of February 28, 2026, the fair value of the Class E-R Notes was $8.4 million.

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

The Company’s investments in CLO BB and CLO BBB debt have been valued using recent actual market trades or an independent pricing service. The valuation methodology of the independent pricing service includes incorporating data comprised of observable market transactions, executable bids, broker quotes from dealers with two sided markets, as well as transaction activity from comparable securities to those being valued. As the independent pricing service contemplates real-time market data and no unobservable inputs or significant judgment has been used by Saratoga Investment Advisors in the valuation of the Company’s investments in CLO BB and CLO BBB debt, such positions are considered level II assets.

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

Expenses

Our primary operating expenses include the payment of investment advisory and management fees, professional fees, directors’ and officers’ insurance, fees paid to directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”) and administrator expenses, including our allocable portion of our administrator’s overhead. Our investment advisory and management fees compensate our Manager for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

●	organization;

●	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firm);

●	expenses incurred by our Manager payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	expenses incurred by our Manager payable for travel and due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	offerings of our common stock and other securities;

●	investment advisory and management fees;

●	fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our common stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (the “SEC”) and the SBA);

●	costs of any reports, proxy statements or other notices to common stockholders including printing costs;

●	our fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	administration fees and all other expenses incurred by us or, if applicable, the administrator in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the administrator’s overhead in performing its obligations under an Administration Agreement, including rent and the allocable portion of the cost of our officers and their respective staffs (including travel expenses)).

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. We have adopted ASU 2023-09 effective as of February 28, 2026, and concluded that the application of this guidance did not have a material impact on our consolidated financial statements. See Note 6 in Item 8, Financial Statements and Supplementary Data, for further information.

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

Portfolio and investment activity

Investment Portfolio Overview

	February 28, 2026	February 28, 2025	February 29, 2024
	($ in millions)
Number of investments(1)	108	135	139
Number of portfolio companies(2)	49	48	55
Average investment per portfolio company(2)	$21.2	$20.1	$20.1
Average investment size(1)	$9.6	$7.2	$8.1
Weighted average maturity(3)	3.0 yrs	2.2 yrs	2.5 yrs
Number of industries(5)	43	41	43
Non-performing or delinquent investments (fair value)	$2.0	$2.6	$18.9
Fixed rate debt (% of interest earning portfolio)(3)	$11.2(1.2)%	$26.1(3.0)%	$5.5(0.5)%
Fixed rate debt (weighted average current coupon)(3)	9.1%	7.4%	15.0%
Floating rate debt (% of interest earning portfolio)(3)	$942.5(98.8)%	$850.5(97.0)%	$997.9(99.5)%
Floating rate debt (weighted average current spread over LIBOR)(3)(4)	6.6%	7.2%	7.5%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO, and our investments in BBB and BB CLO debt securities.

(2)	Excludes our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E Notes and E-R Notes of SLF 2022, and our investments in BB and BBB CLO debt securities.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV, Class E Notes and E-R Notes of the SLF 2022 and our investments in BB and BBB CLO debt securities.

(4)	Calculation uses either 1-month or 3-month LIBOR, depending on the contractual terms, and after factoring in any existing LIBOR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-2-R-3 Note tranche, the unsecured notes and equity interests in the SLF JV, the Class E Notes and E-R Notes of the SLF 2022 and our investments in BB and BBB CLO debt securities are included in Structured Finance Securities industry.

During the fiscal year ended February 28, 2026, we invested $309.5 million in new and existing portfolio companies and had $184.6 million in aggregate amount of exits and repayments, including $180.0 million of proceeds from sales and repayments of debt and equity investments in the current period and $4.6 million of additional proceeds from sales of equity investments realized in a prior period, resulting in net investments of $124.9 million for the year.

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

Portfolio Composition

Our portfolio composition at February 28, 2026, February 28, 2025 and February 29, 2024 at fair value was as follows:

	February 28, 2026		February 28, 2025		February 29, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	82.1%	10.2%	88.7%	11.3%	85.7%	12.6%
Second lien term loans	3.9	11.9	0.7	16.7	1.6	5.1
Unsecured term loans	1.5	10.9	1.7	10.7	1.4	11.1
Structured finance securities	4.9	11.6	1.5	19.9	2.7	10.3
Equity interests	7.6	-	7.4	-	8.6	-
Total	100.0%	9.6%	100.0%	10.8%	100.0%	11.4%

At February 28, 2026, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.0 million and constituted 0.0% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of February 28, 2026 and February 28, 2025, was composed of $391.0 million and $527.1 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of February 28, 2026, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes, and had a fair value of $0.0 million.

This investment is subject to unique risks. (See Part 1. Item 1A. “Risk Factors—Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses”).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at February 28, 2026, $348.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and one of the Saratoga CLO portfolio investments were in default with a fair value of $0.9 million. At February 28, 2025, $484.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and eight of the Saratoga CLO portfolio investments were in default with a fair value of $4.4 million. For more information relating to Saratoga CLO, see the audited financial statements for Saratoga CLO included elsewhere herein.

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

Portfolio CMR distribution

The CMR distribution of our investments at February 28, 2026 and February 28, 2025 was as follows:

Saratoga Investment Corp.

	February 28, 2026		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$700,326	63.1%	$890,437	91.0%
Yellow	20,695	1.9	1,086	0.1
Red	2,039	0.2	1,547	0.2
N/A(1)	386,074	34.8	85,008	8.7
Total	$1,109,134	100.0%	$978,078	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and our investments in BB and BBB CLO debt securities.

The change in reserve from $0.2 million as of February 28, 2025 to $0.5 million as of February 28, 2026 was primarily related to the non-accrual of interest income related to our investments in Pepper Palace, Inc. and Class F-2-R-3 Notes of the Saratoga CLO.

The CMR distribution of Saratoga CLO investments at February 28, 2026 and February 28, 2025 was as follows:

Saratoga CLO

	February 28, 2026		February 28, 2025
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$326,391	92.2%	$446,859	90.8%
Yellow	21,870	6.2	37,453	7.6
Red	5,023	1.4	6,198	1.3
N/A(1)	832	0.2	1,685	0.3
Total	$354,116	100.0%	$492,195	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at February 28, 2026 and February 28, 2025:

Saratoga Investment Corp.

	February 28, 2026		February 28, 2025
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$93,354	8.4%	$85,149	8.5%
Structured Finance Securities(1)	72,499	6.6	14,772	1.5
Consumer Services	66,299	6.0	59,439	6.1
Restaurant	55,648	5.0	31,600	3.2
Real Estate Services	52,325	4.7	51,750	5.3
HVAC Services and Sales	52,066	4.7	57,458	5.9
Healthcare Software	45,724	4.1	45,986	4.7
Custom Millwork Software	40,354	3.6	31,722	3.2
Research Software	36,553	3.3	26,280	2.7
Education Services	35,720	3.2	27,533	2.8
Employee Collaboration Software	34,926	3.1	27,179	2.8
Surgical Benefits Management	34,694	3.1	-	0.0
Municipal Government Software	33,694	3.0	29,720	3.0
Dental Practice Management	32,423	2.9	35,159	3.6
Financial Services	32,252	2.9	26,302	2.7
Education Software	31,936	2.9	41,595	4.3
Revenue Cycle Management & Related Services	28,175	2.6	-	0.0
Talent Acquisition Software	27,282	2.5	27,334	2.8
Health/Fitness Franchisor	24,608	2.2	28,453	2.9
Architecture & Engineering Software	23,697	2.1	25,293	2.6
Insurance Software	23,317	2.1	20,345	2.1
Property Operations Management Software	22,783	2.1	-	0.0
Mentoring Software	20,549	1.9	22,027	2.3
Corporate Education Software	20,442	1.8	17,346	1.8
Direct Selling Software	20,417	1.8	24,064	2.5
Fire Inspection Business Software	20,046	1.8	10,178	1.0
IT Services	19,272	1.7	18,810	1.9
Marketing Orchestration Software	16,791	1.5	18,444	1.9
Veterinary Services	13,291	1.2	12,667	1.3
Alternative Investment Management Software	13,089	1.2	11,576	1.2
Volunteer Program Management Software	12,910	1.2	-	0.0
Supply Chain Planning Software	11,690	1.1	-	0.0
Industrial Products	8,604	0.8	9,404	1.0
HVAC Monitoring Devices	8,228	0.7	-	0.0
Product Compliance Software	5,961	0.5	-	0.0
Office Supplies	5,313	0.5	5,339	0.5
Cyber Security	4,233	0.4	3,517	0.4
Staffing Services	2,362	0.2	3,426	0.4
Specialty Food Retailer	2,039	0.2	1,546	0.2
Association Management Software	1,860	0.2	24,850	2.5
Physician Compensation Management Software	1,375	0.1	-	0.0
Mental Healthcare Services	333	0.0	32,405	3.3
Investment Fund	-	0.0	19,615	2.0
Non-profit Services	-	0.0	16,470	1.7
Field Service Management	-	0.0	11,751	1.2
Lead Management Software	-	0.0	11,641	1.2
Financial Services Software	-	0.0	9,933	1.0
Total	$1,109,134	100.0%	$978,078	100.0%

(1)	As of February 28, 2026 and February 28, 2025, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E Notes and E-R Notes of the SLF 2022, and our investments in BB and BBB CLO debt securities.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at February 28, 2026 and February 28, 2025:

Saratoga CLO

	February 28, 2026		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$67,426	19.0%	$101,194	20.9%
Services: Business	35,712	10.1	46,915	9.5
High Tech Industries	25,614	7.3	39,950	8.1
Retail	21,289	6.0	22,306	4.5
Services: Consumer	19,876	5.6	26,923	5.5
Chemicals, Plastics, & Rubber	18,018	5.1	25,268	5.1
Healthcare & Pharmaceuticals	17,486	4.9	26,032	5.3
Hotel, Gaming & Leisure	16,665	4.7	16,900	3.3
Consumer goods: Durable	14,267	4.0	14,008	2.8
Media: Advertising, Printing & Publishing	13,159	3.7	17,309	3.4
Telecommunications	13,140	3.7	19,475	4.0
Beverage, Food & Tobacco	11,139	3.1	12,920	2.6
Consumer goods: Non-durable	9,066	2.6	10,571	2.1
Automotive	8,261	2.3	16,730	3.4
Construction & Building	7,197	2.0	13,129	2.7
Utilities: Oil & Gas	6,353	1.8	6,417	1.3
Transportation: Cargo	6,331	1.8	7,153	1.5
Media: Broadcasting & Subscription	6,171	1.8	7,069	1.4
Wholesale	5,880	1.7	8,061	1.6
Containers, Packaging & Glass	5,221	1.5	13,522	2.7
Capital Equipment	4,339	1.2	4,739	1.0
Media: Diversified & Production	4,075	1.2	6,286	1.3
Forest Products & Paper	3,419	1.0	4,408	0.9
Energy: Electricity	3,276	0.9	3,306	0.7
Transportation: Consumer	3,268	0.9	3,727	0.8
Energy: Oil & Gas	2,818	0.8	3,012	0.6
Aerospace & Defense	2,761	0.8	8,353	1.7
Metals & Mining	1,890	0.5	1,936	0.4
Environmental Industries	-	-	2,588	0.5
Utilities: Electric	-	-	1,988	0.4
Total	$354,117	100.0%	$492,195	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at February 28, 2026 and February 28, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	February 28, 2026		February 28, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$340,057	30.7%	$364,944	37.3%
Southeast	224,036	20.2	234,144	23.9
Northeast	187,405	16.9	128,787	13.2
West	141,267	12.7	120,361	12.3
Southwest	108,542	9.8	63,278	6.5
International	19,272	1.7	18,810	1.9
Other(1)	88,555	8.0	47,754	4.9
Total	$1,109,134	100.0%	$978,078	100.0%

(1)	As of February 28, 2026, comprised of our investment in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E Notes and E-R Notes of SLF 2022, foreign investments and our investments in BB and BBB CLO debt securities.

Results of operations

Operating results for the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024 were as follows:

	For the Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
	($ in thousands)
Total investment income	$125,713	$148,855	$143,720
Total operating expenses	88,906	95,852	86,846
Net investment income	36,807	53,003	56,874
Net realized gains (losses) from investments	5,746	(42,030)	154
Income tax (provision) benefit from realized gain on investments	-	-	-
Net change in unrealized appreciation (depreciation) on investments	(5,238)	18,974	(47,091)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	113	(1,061)	(893)
Loss on extinguishment of debt*	(824)	(800)	(110)
Net increase in net assets resulting from operations	$36,604	$28,086	$8,934

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Investment income

The composition of our investment income for the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024 were as follows:

	For the Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
	($ in thousands)
Interest from investments	$106,898	$131,022	$127,785
Interest from cash and cash equivalents	7,882	6,530	2,512
Management fee income	2,587	3,114	3,270
Incentive fee income	-	-	-
Dividend Income*	4,548	4,562	6,533
Structuring and advisory fee income	2,249	1,583	2,150
Other income*	1,549	2,044	1,470
Total investment income	$125,713	$148,855	$143,720

*	Certain prior period amounts have been reclassified to conform to current period presentation.

For the fiscal year ended February 28, 2026, total investment income decreased $23.2 million, or 15.6%, to $125.7 million compared to $148.9 million for the fiscal year ended February 28, 2025. Interest income from investments decreased $24.1 million, or 18.4%, to $106.9 million for the year ended February 28, 2026 from $131.0 million for the fiscal year ended February 28, 2025. The decrease in interest income for the fiscal year ended February 28, 2026 is primarily attributable to (i) the non-recurrence of $7.9 million interest income related to our Knowland investment recognized last year that was previously on non-accrual, (ii) decrease of our average investment portfolio by 2.8% from $1,042.6 million last year to $1,013.4 million this year, and (iii) the decrease of the weighted average current yield on our core investments to 9.6% as of February 28, 2026, down from 10.8% at February 28, 2025, reflecting both the reduction in SOFR base rates during this period, as well as the tightening of spreads in the middle market.

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

For the fiscal year ended February 28, 2026 and February 28, 2025, total PIK income was $2.9 million and $4.0 million, respectively. This decrease was primarily due to the recognition of reserved Knowland PIK interest recognized last year.

For the fiscal year ended February 28, 2025 and February 29, 2024, total PIK income was $4.0 million and $2.5 million, respectively. This increase was due to investment growth and amended terms of debt securities that elected to pay a portion of their interest in PIK.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, total management fee income was $2.6 million, $3.1 million and $3.3 million, respectively. The reduction reflects the reduction of the asset levels in the Saratoga CLO as it is currently in winddown mode.

For the fiscal year ended February 28, 2026, February 28, 2025 and February 29, 2024, total dividend income was $4.5 million, $4.6 million and $6.5 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned.

For the fiscal year ended February 28, 2026, February 28, 2025 and February 29, 2024, total structuring and advisory fee income was $2.2 million, $1.6 million and $2.1 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments, with the changes year-over-year primarily reflecting the increased or decreased originations during the period.

For the fiscal year ended February 28, 2026, February 28, 2025 and February 29, 2024, other income was $1.5 million, $2.0 million and $1.5 million, respectively. Other income primarily includes prepayment, monitoring and amendment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 were as follows:

	For the Year Ended
	February 28, 2026	February 28, 2025	February 29, 2024
	($ in thousands)
Interest and debt financing expenses	$49,303	$52,059	$49,180
Base management fees	17,770	18,382	19,212
Incentive management fees	9,230	13,254	8,025
Professional fees	2,817	2,058	1,767
Administrator expenses	5,233	4,708	3,873
Insurance	300	304	322
Directors fees and expenses	430	367	351
General and administrative and other expenses	2,227	1,902	2,243
Income tax expense (benefit)	(138)	412	43
Excise tax expense (benefit)	1,734	2,406	1,830
Total operating expenses	$88,906	$95,852	$86,846

For the year ended February 28, 2026, total operating expenses decreased $7.0 million, or 7.3%, to $88.9 million compared to $95.9 million for the year ended February 28, 2025. For the year ended February 28, 2025, total operating expenses increased $9.0 million, or 10.4%, to $95.9 million compared to $86.8 million for the year ended February 29, 2024.

For the year ended February 28, 2026, interest and debt financing expenses decreased $2.8 million, or 5.2% compared to the year ended February 28, 2025. The decrease is primarily attributable to both the total average outstanding debt decreasing from $836.2 million for the year ended February 28, 2025 to $791.3 million for the year ended February 28, 2026. The weighted average interest rate on our outstanding indebtedness also decreased slightly from 5.56% to 5.55% for the same periods.

For the year ended February 28, 2025, interest and debt financing expenses increased $2.9 million, or 5.9% compared to the year ended February 29, 2024. The increase is attributable to both the total average outstanding debt increasing from $798.9 million for the year ended February 29, 2024 to $836.2 million for the year ended February 28, 2025, as well as the weighted average interest rate on our outstanding indebtedness increasing from 5.46% to 5.56% for the same periods. The increase in total average outstanding debt and the weighted average interest rate was primarily due to the issuance during the year ended February 28, 2025 of the higher-cost 8.75% 2025 Notes and 8.50% 2028 Notes. At February 28, 2025 and February 29, 2024, the lower-cost SBA debentures represented 26.1% and 27.7% of overall debt, respectively.

For the year ended February 28, 2026, base management fees decreased $0.6 million, or 3.3% compared to the fiscal year ended February 28, 2025. The decrease in base management fees is due to the 3.3% decrease in the average value of our total assets, less cash and cash equivalents, from $1,050.5 million as of February 28, 2025 to $1,015.4 million as of February 28, 2026.

For the year ended February 28, 2025, base management fees decreased $0.8 million, or 4.3% compared to the fiscal year ended February 29, 2024. The decrease in base management fees is due to the 4.3% decrease in the average value of our total assets, less cash and cash equivalents, from $1,097.8 million as of February 29, 2024 to $1,050.5 million as of February 28, 2025.

For the year ended February 28, 2026, incentive fees decreased $4.0 million, or 30.4% compared to the fiscal year ended February 28, 2025. The incentive fee on income decreased this year from $13.2 million for the year ended February 28, 2025 to $9.2 million for the year ended February 28, 2026, reflecting the decrease in net investment income during this period. The incentive fees on capital gains remained unchanged at $0.0 million for both the twelve months ended February 28, 2026 and 2025, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

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

For the year ended February 28, 2026, professional fees increased $0.8 million, or 36.9% compared to the fiscal year ended February 28, 2025. This increase primarily reflects the growth across accounting, legal and consulting fees in connection with an increase in our assets and legal entities, as well as inflationary increases across these vendors.

For the year ended February 28, 2025, professional fees increased $0.3 million, or 16.5% compared to the fiscal year ended February 29, 2024. This increase is primarily due to inflationary increases from vendors across accounting, legal and consulting fees across the Company.

For the year ended February 28, 2026, administrator expenses increased $0.5 million, or 11.2% compared to the fiscal year ended February 28, 2025, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $5.0 million last year to $5.4 million, effective August 1, 2025

For the year ended February 28, 2025, administrator expenses increased $0.8 million, or 21.6% compared to the fiscal year ended February 29, 2024, which reflects an increase to the cap on the payment or reimbursement of expenses by the Company from $4.3 million last year to $5.0 million, effective August 1, 2024.

For the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024, the average borrowings outstanding under the Credit Facilities was approximately $68.7 million, $33.1 million and $37.9 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Credit Facilities was 8.20%, 9.49% and 9.66%, respectively.

For the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024, the average borrowings outstanding of SBA debentures was $167.5 million, $213.8 million and $202.5 million, respectively. For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.06%, 3.32% and 3.08%, respectively.

The weighted average dollar amount of our unsecured notes for the fiscal years ended February 28, 2026 and February 28, 2025 were as follows:

	Fiscal Year Ended
(in millions)	February 28, 2026	February 28, 2025
7.75% 2025 Notes	$-	$5.0
6.25% 2027 Notes	15.0	15.0
4.375% 2026 Notes	0.0	175.0
4.35% 2027 Notes	75.0	75.0
6.00% 2027 Notes	105.5	105.5
7.00% 2025 Notes	-	12.0
8.00% 2027 Notes	46.0	46.0
8.125% 2027 Notes	60.4	60.4
8.75% 2025 Notes	-	20.0
8.50% 2028 Notes	57.5	57.5
7.25% 2030 Notes	50.0	-
7.50% 2031 Notes	100.0	-

For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, we recognized income tax expense (benefit) of $(0.14) million, $0.41 million and $0.04 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

For the year ended February 28, 2026, we accrued excise taxes of $1.7 million on undistributed taxable income as of December 31, 2025. For the year ended February 28, 2025, we accrued excise taxes of $2.4 million on undistributed taxable income as of December 31, 2024.

Net realized gains (losses) on sales of investments

For the fiscal year ended February 28, 2026, we had $184.6 million of sales, repayments, exits or restructurings resulting in $5.7 million of net realized gains. The most significant realized gains and losses during the year ended February 28, 2026 were as follows (dollars in thousands):

Fiscal year ended February 28, 2026

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Axiom Parent Holdings, LLC	Equity Interests	$2,320	$258	$2,062
HemaTerra Holdings Company, LLC	Equity Interests	327	-	327
Identity Automation Systems	Equity Interests	3,579	404	3,175
Netreo Holdings, LLC	Equity Interests	638	-	638
Roscoe Medical, Inc.	Equity Interests	-	508	(508)

The $2.1 million of net realized gains was from the sale of the equity position in our Axiom Parent Holdings, LLC investment.

We received escrow payments from the prior sales of our investments in HemaTerra Holdings Company, LLC and Netreo Holdings, LLC.

The $3.2 million of net realized gains was from the sale of the equity position in our Identity Automation Systems investment.

The $0.5 million of net realized losses was from the sale of the equity position in our Roscoe Medical, Inc. investment.

For the fiscal year ended February 28, 2025, we had $312.1 million of sales, repayments, exits or restructurings resulting in $42.0 million of net realized losses. The most significant realized gains and losses during the year ended February 28, 2025 were as follows (dollars in thousands):

Fiscal year ended February 28, 2025

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Zollege PBC	First Lien Term Loan & Equity Interests	$3,205	$18,316	$(15,111)
Netreo Holdings, LLC	Equity Interests	2,260	7,706	(5,446)
Book4Time, Inc.	First Lien Term Loan, Second Lien Term Loan &Equity Interests	707	157	550
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	-	-	(34,007)
Invita (fka HemaTerra Holding Company, LLC)	Equity Interests	7,577	2,817	4,760
Modern Campus (fka Destiny Solutions Inc.)	Limited Partner Interests	9,430	3,969	5,461
Emily Street Enterprises, L.L.C.	Equity Interests	1,670	400	1,270

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

Net change in unrealized appreciation (depreciation) on investments

For the year ended February 28, 2026, our investments had a net change in unrealized depreciation of $5.2 million compared to a net change in unrealized appreciation of $19.0 million for the year ended February 28, 2025. The most significant cumulative changes in unrealized appreciation (depreciation) for the year ended February 28, 2026, were the following (dollars in thousands):

Fiscal year ended February 28, 2026

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Saratoga Senior Loan Fund I JV, LLC	Unsecured Loan & Equity Interests	36,817	17,666	(19,151)	(3,563)
Exigo, LLC	First Lien Term Loan, Revolving Credit Facility & Equity Interests	24,797	20,613	(4,184)	(3,244)

Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	First Lien Term Loan & Structured Finance Securities	9,375	-	(9,375)	(2,281)

Madison Logic, Inc.	First Lien Term Loan	18,943	16,791	(2,152)	(1,947)
Chronus LLC	First Lien Term Loan & Equity Interests	22,970	20,549	(2,421)	(1,528)
Zollege PBC	First Lien Term Loan & Equity Interests	2,136	12,049	9,913	7,996
AgencyBloc, LLC	First Lien Term Loan & Equity Interests	19,899	23,317	3,418	1,127
Modis Dental Partners OpCo	First Lien Term Loan & Equity Interests	23,022	24,094	1,072	1,115

The $3.6 million net change in unrealized depreciation in our investment in Saratoga Senior Loan Fund I JV, LLC was primarily driven by the impact of the performance of individual credits in the portfolio.

The $3.2 million net change in unrealized depreciation in our investment in Exigo, LLC was primarily driven by overall company performance.

The $2.3 million net change in unrealized depreciation in our investment Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note was driven by the impact of the performance of individual credits in the CLO portfolio.

The $1.9 million net change in unrealized depreciation in our investment in Madison Logic, Inc. was primarily driven by overall company performance.

The $1.5 million net change in unrealized depreciation in our investment in Chronus LLC was primarily driven by overall company performance.

The $8.0 million net change in unrealized appreciation in our investment in Zollege PBC was primarily driven by improved company performance.

The $1.1 million net change in unrealized appreciation in our investment in AgencyBloc LLC was primarily driven by strong financial portfolio company performance.

The $1.1 million net change in unrealized appreciation in our investment in Modis Dental Partners OpCo was primarily driven by overall market conditions.

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

Changes in net assets resulting from operations

For the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024, we recorded a net increase in net assets resulting from operations of $36.6 million, $28.1 million and $8.9 million, respectively. Based on 15,850,270 weighted average common shares outstanding as of February 28, 2026, our per share net increase in net assets resulting from operations was $2.31 for the fiscal year ended February 28, 2026. This compares to a per share net increase in net assets resulting from operations of $2.02 for the fiscal year ended February 28, 2025 (based on 13,912,170 weighted average common shares outstanding as of February 28, 2025), and a per share net increase in net assets resulting from operations of $0.71 for the fiscal year ended February 29, 2024 (based on 12,670,939 weighted average common shares outstanding as of February 29, 2024).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to generate cash primarily from cash flows from operations, including interest earned from our investments in debt in middle-market companies, interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, draws of the Valley Credit Facility and the Live Oak Credit Facility, our continued access to the SBA debentures future borrowings and future offerings of both private and public debt and equity securities.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 168.4% as of February 28, 2026 and 162.9% as of February 28, 2025. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of February 28, 2026, we had no outstanding borrowings under the Encina Credit Facility. As of February 28, 2025, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at February 28, 2026 and February 28, 2025 was $0 million and $78.6 million, respectively.

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

As of February 28, 2026, we had $37.5 million outstanding borrowings under the Live Oak Credit Facility. During the applicable period, we were in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. As of February 28, 2025, we had $20.0 million outstanding borrowings under the Live Oak Credit Facility. Our borrowing base under the Live Oak Credit Facility at February 28, 2026 and February 28, 2025 was $99.2 million and $86.9 million, respectively.

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

As of February 28, 2026, we had $32.5 million outstanding borrowings under the Valley Credit Facility. Our borrowing base under the Valley Credit Facility at February 28, 2026 was $77.1 million.

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

As of February 28, 2026, SBIC II LP had $87.5 million in regulatory capital and $84.0 million SBA-guaranteed debentures outstanding. SBIC III LP had $87.5 million in regulatory capital and $76.0 million SBA-guaranteed debentures outstanding.

Unsecured notes

7.75% 2025 Notes

On July 9, 2020, we issued $5.0 million in aggregate principal amount of our 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes matured and were paid off on July 9, 2025. At February 28, 2026, the total amount of 7.75% 2025 Notes outstanding was $0.0 million.

6.25% 2027 Notes

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of 6.25% fixed-rate notes due in 2027 (the “Existing 6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million. On January 28, 2021, the Company issued an additional $10.0 million in aggregate principal amount of the 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million (the “Additional 6.25% 2027 Notes” and together with the Existing 6.25% 2027 Notes, the 6.25% 2027 Notes). Offering costs incurred were approximately $0.1 million. The Additional 6.25% 2027 Notes are treated as a single series with the existing 6.25% 2027 Notes under the indenture and have the same terms as the existing 6.25% 2027 Notes. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.5 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

At February 28, 2026, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

4.375% 2026 Notes

On March 10, 2021, we issued $50.0 million in aggregate principal amount of the 4.375% fixed rate notes due 2026 (the “Existing 4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million. On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes” and together with the Existing 4.375% 2026 Notes, the “4.375% 2026 Notes”) for net proceeds for approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commissions of $2.5 million. Offering costs incurred were approximately $0.2 million. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes. Interest on the 4.375% 2026 Notes was paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes matured and were paid off on February 28, 2026.

At February 28, 2026 the total amount of 4.375% 2026 Notes outstanding was $0.0 million.

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

At February 28, 2026 the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

6.00% 2027 Notes

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of 6.00% fixed-rate notes due 2027 (the “Existing 6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the Existing 6.00% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes” and together with the Existing 6.00% 2027 Notes, the “6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the existing 6.00% 2027 Notes under the indenture and have the same terms as the Existing 6.00% 2027 Notes. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

At February 28, 2026 the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

7.00% 2025 Notes

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting underwriting discounts of approximately $0.4 million. Additional offering costs incurred were approximately $0.05 million. Interest on the 7.00% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes matured and were paid off on September 8, 2025. Financing costs of $0.04 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

At February 28, 2026 the total amount of 7.00% 2025 Notes outstanding was $0.0 million.

8.00% 2027 Notes

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes for net proceeds to the Company of $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.7 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note.

At February 28, 2026 the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

8.125% 2027 Notes

On December 13, 2022, we issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes for net proceeds of $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note.

At February 28, 2026, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

8.75% 2025 Notes

On March 31, 2023, we issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2025 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, we issued an additional $10.0 million in aggregate principal amount of the 8.75% 2025 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year.  On February 2, 2024, pursuant to the terms of the indenture governing the 8.75% 2025 Notes, we elected to exercise our option to extend the maturity date of the 8.75% 2025 Notes from March 31, 2024 to March 31, 2025. The 8.75% 2025 Notes were paid off in full at maturity on March 31, 2025.

At February 28, 2026, the total amount of 8.75% 2025 Notes outstanding was $0.0 million.

8.50% 2028 Notes

On April 14, 2023, we issued $50.0 million in aggregate principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes for net proceeds of $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with our investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note.

At February 28, 2026, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

7.25% 2030 Notes

On January 23, 2026, we issued $50.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2030 (the “7.25% 2030 Notes”) for net proceeds of approximately $48.8 million, based on an offering price of 99.117% per Note, and after deducting the placement agent fee and estimated offering expenses of approximately $0.8 million. Interest on the 7.25% 2030 Notes is paid semi-annually in arrears on May 1 and November 1, at a rate of 7.25% per year, commencing on May 1, 2026. The 7.25% 2030 Notes will mature on May 1, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to January 23, 2028 at par plus a “make-whole” premium, and thereafter at par. Net proceeds from this offering were used to pay off the Company’s outstanding 4.375% 2026 Notes and for general corporate purposes. Financing costs of $0.03 million related to the 7.25% 2030 Notes have been capitalized and are being amortized over the term of the 7.25% 2030 Notes.

As of February 28, 2026, the total amount of 7.25% 2030 Notes outstanding was $50.0 million.

7.50% 2031 Notes

On February 6, 2026, we issued $100.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2031 (the “7.50% 2031 Notes”) for net proceeds were approximately $96.7 million, after deducting the underwriting commission of approximately $3.1 million and estimated offering costs of approximately $0.2 million. Interest on the 7.50% 2031 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.50% per year, commencing May 31, 2026. The 7.50% 2031 Notes mature on February 6, 2031 and, commencing February 6, 2028, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering, together with available cash, were used to pay off the outstanding 4.375% 2026 Notes at maturity on February 28, 2026. Financing costs of $0.04 million related to the 7.50% 2031 Notes have been capitalized and are being amortized over the term of the 7.50% 2031 Notes. The 7.50% 2031 Notes are listed on the NYSE under the trading symbol “SAV” with a par value of $25.00 per note.

As of February 28, 2026, the total amount of 7.50% 2031 Notes outstanding was $100.0 million.

Our asset coverage ratio, as defined in the 1940 Act, was 168.4% as of February 28, 2026 and 162.9% as of February 28, 2025.

At February 28, 2026 and February 28, 2025, the fair value of total cash and cash equivalents, cash and cash equivalents in reserve accounts and total investments by major category are as follows:

	February 28, 2026		February 28, 2025
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$1,680	0.2%	$148,218	12.6%
Cash and cash equivalents, reserve accounts	20,106	1.8	56,505	4.8
First lien term loans	910,991	80.5	867,866	73.4
Second lien term loans	42,707	3.8	6,388	0.5
Structured finance securities	54,834	4.8	14,772	1.2
Unsecured loan	16,130	1.4	16,534	1.4
Equity interests	84,472	7.5	72,518	6.1
Total	$1,130,920	100.0%	$1,182,801	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 6, 2026, our board of directors extended the Share Repurchase Plan for another year to January 15, 2027, which currently permits up to 1.7 million shares of common stock to be repurchased under the Share Repurchase Plan. As of February 28, 2026, we purchased 1,037,698 shares of common stock, at the average price of $22.05 for approximately $22.9 million pursuant to the Share Repurchase Plan. During the three months and year ended February 28, 2026 we purchased 2,495 shares of common stock, at the average price of $21.75 for approximately $0.1 million pursuant to the Share Repurchase Plan.

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

As of February 28, 2026 we sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.37 per share for aggregate net proceeds of $225.4 million (net of transaction costs). During the three months ended February 28, 2026, we sold zero shares for gross proceeds of $0.0 million at an average price of $0.0 per share for aggregate net proceeds of $0.0 million (net of transaction costs). During the year ended February 28, 2026, we sold 747,199 shares for gross proceeds of $19.3 million at an average price of $25.83 per share for aggregate net proceeds of $19.3 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended February 28, 2026, the Manager reimbursed the Company $0.0 million. For the year ended February 28, 2026, the Manager reimbursed the Company $0.6 million.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions for the tax years ended February 28, 2027 to inception were as follows:

Payment date	Cash Dividend
Tax Year February 28, 2027
April 23, 2026	$0.25	(62)
March 19, 2026	0.25	(61)
	$0.50
Tax Year Ended February 28, 2026
February 23, 2026	$0.25	(60)
January 22, 2026	0.25	(59)
December 18, 2025	0.50	(58)
November 20, 2025	0.25	(57)
October 23, 2025	0.25	(56)
September 24, 2025	0.25	(55)
August 21, 2025	0.25	(54)
July 24, 2025	0.25	(53)
June 24, 2025	0.25	(52)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$3.74
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23

Payment date	Cash Dividend
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

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

(52)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 19,750 newly issued shares of common stock, or 11.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 10, 11, 12, 13, 16, 17, 18, 20, 23, and 24, 2025.

(53)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 17,443 newly issued shares of common stock, or 10.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.86 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 11, 14, 15, 16, 17, 18, 21, 22, 23 and 24, 2025.

(54)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,320 newly issued shares of common stock, or 10.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 8, 11, 12, 13, 14, 15, 18, 19, 20 and 21, 2025.

(55)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,673 newly issued shares of common stock, or 10.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 11, 12, 15, 16, 17, 18, 19, 22, 23 and 24, 2025.

(56)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,898 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.97 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2025.

(57)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,552 newly issued shares of common stock, or 10.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.99 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 7, 10, 11, 12, 13, 14, 17, 18, 19, and 20, 2025.

(58)	Based on shareholder elections, the dividend consisted of approximately $7.2 million in cash and 41,155 newly issued shares of common stock, or 11.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 5, 8, 9, 10, 11, 12, 15, 16, 17, and 18, 2025.

(59)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,092 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.12 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 8, 9, 12, 13, 14, 15, 16, 20, 21, and 22, 2026.

(60)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,049 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.07 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 9, 10, 11, 12, 13, 17, 18, 19, 20, and 23, 2026.

(61)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,766 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.45 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2026.

(62)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 22,784 newly issued shares of common stock, or 12.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.71 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2026.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Subsequent Events

On March 17, 2026, the Company declared the following dividends for the quarter ending May 31, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
March 2026	$0.25	April 7, 2026	April 23, 2026
April 2026	$0.25	May 5, 2026	May 21, 2026
May 2026	$0.25	June 4, 2026	June 23, 2026

On April 10, 2026, the Company issued $25.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2029 (the “7.25% 2029 Notes”) for net proceeds of approximately $24.5 million, based on an offering price of 98.00% per Note. Estimated offering costs incurred were approximately $0.2 million. Interest on the 7.25% 2029 Notes is paid quarterly on February 28, May 31, August 31 and November 30 of each year, beginning on May 31, 2026. The Notes will mature on April 10, 2029, and may be extended to October 10, 2029, at the sole discretion of the Company. The Notes may be redeemed at the Company’s option, in whole or in part at any time, or from time to time on or after April 10, 2027, at the redemption price of par, plus accrued and unpaid interest. The Company intends to use the net proceeds from the offering for general corporate purposes in accordance with the Company’s investment objective and strategies. Pursuant to the terms of the Notes Purchase Agreement, upon the mutual agreement of the Company and the Purchaser, the Company may issue additional Notes for sale in one or more subsequent private offerings by July 10, 2026, in an aggregate amount of up to $25.0 million, resulting in a total maximum issuance of $50.0 million.

In addition, holders of the 7.25% 2029 Notes will have the option to have the 7.25% 2029 Notes repaid prior to the stated maturity date if (i) the Company is no longer directly managed by Saratoga Investment Advisors or any of its affiliates, or if two or more of Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, Charles G. Phillips or Henri J. Steenkamp cease to work or be employed on a full-time basis with respect to the business of Saratoga Investment Advisors at least the duties and responsibilities delegated to him as of the date of the Seventeenth Supplemental Indenture and has not been promptly replaced by another person reasonably acceptable by the holders of the Notes; or (ii) the Company violates Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act as in effect as of the date of the Seventeenth Supplemental Indenture, but giving effect to any exemptive relief granted to the Company by the SEC.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2026:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Live Oak credit facility	37,500	-	37,500	-	-
Valley Bank Credit Facility	32,500	-	32,500	-	-
SBA debentures	160,000	-	-	99,000	61,000
4.35% 2027 Notes	75,000	75,000	-	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	57,500	-	-
7.25% 2030 Notes	50,000	-	-	50,000
7.50% 2031 Notes	100,000	-	-	100,000
Total Long-Term Debt Obligations	$739,375	$75,000	$354,375	$249,000	$61,000

Off-Balance sheet arrangements

At February 28, 2026 and February 28, 2025, our off-balance sheet arrangements consisted of $153.1 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to our discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2026 and February 28, 2025 is shown in the table below (dollars in thousands):

	February 28, 2026	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$-	$10,000
Angry Chickz, Inc.	4,000	$-
Artemis Wax Corp.	7,500	23,500
Ascend Software, LLC	-	5,000
Better Impact USA, Inc.	5,000	-
C2 Educational Systems, Inc	-	2,000
Davisware, LLC	-	1,000
Haystack Team Inc.	5,000	-
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	800	1,200
Procurement Partners, LLC	-	-
Saratoga Senior Loan Fund I JV, LLC	6,933	8,548
SAI Systems Health, LLC	4,000	-
Source 44 LLC	20,000	-
StockIQ Technologies, LLC	5,000	-
VetnCare MSO, LLC	-	10,000
Total	$72,733	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	$2,100	$-
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	-	1,500
Better Impact USA, Inc.	5,000	-
BQE Software, Inc.	250	2,250
Breezeway Homes, Inc.	4,000	-
Cloudpermit	8,500	5,000
Davisware, LLC	-	1,750
Exigo, LLC - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	-	11,637
Innergy, Inc.	1,500	5,000
Inspect Point Holdings, LLC	4,000	1,500
LFR Chicken LLC	25,000	-
Ludi, Inc. - Revolver	3,600	-
Modis Dental Partners OpCo, LLC	-	8,900
Pepper Palace, Inc. - Revolver	-	600
SAI Systems Health, LLC	1,474	-
SmartAC.com, Inc.	17,000	-
Source 44 LLC	500	-
Source 44 LLC - Revolver	2,000	-
StockIQ Technologies, LLC	400	-
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	-	7,319
Zollege PBC	1,500	-
	80,330	50,938
Total	$153,063	$126,686

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2026, we had cash and cash equivalents of $1.7 million, $52.5 million in available borrowings under the Valley Credit Facility and $37.5 million in available borrowings under the Live Oak Credit Facility. We also have $99.0 million available SBA debentures that can be used for any commitments held in SBIC III LP.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at both its January 2026 and March 2026 meetings. In considering the extent and timing of any additional future adjustments, the Federal Reserve stated that it will carefully assess income data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Valley Credit Facility and Live Oak Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR.

At February 28, 2026, we had $739.4 million of borrowings outstanding, which includes $32.5 million borrowings outstanding under the Valley Bank Credit Facility and $37.5 million under the Live Oak Credit Facility. As of February 28, 2026, on a fair value basis, approximately 98.8% of our debt investments bear interest at a fixed-rate and approximately 1.2% of our debt investments bear interest at a floating rate. As of February 28, 2026, 100% of our floating rate debt investments are subject to interest rate floors.  Additionally, both the Valley Credit Facility and the Live Oak Credit Facility are subject to a floating interest rate and is currently paid based on floating Term SOFR rate.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of February 28, 2026 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1% increase in interest rates would cause a corresponding increase of approximately $10.2 million to our interest income. Conversely, a hypothetical change of a 1% decrease in interest rates would cause a corresponding decrease of approximately $10.1 million to our interest income.

Changes in interest rates would have no impact to our current interest and debt financing expenses, except for our borrowings under our Valley Credit Facility and Live Oak Credit Facility. All of our remaining borrowings are fixed-rate borrowings. Assuming that borrowings under our Valley Credit Facility and Live Oak Credit Facility as of February 28, 2026 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.7 million to our interest expense. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.7 million to our interest expense.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of February 28, 2026.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Investment	Investment	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	$(10,118)	$700	$(9,418)	$(7,534)	$(0.46)
-50	(5,068)	350	(4,718)	(3,774)	(0.23)
-25	(2,534)	175	(2,359)	(1,887)	(0.12)
25	2,547	(175)	2,372	1,898	0.12
50	5,094	(350)	4,744	3,795	0.23
100	10,188	(700)	9,488	7,590	0.47
200	20,377	(1,400)	18,977	15,182	0.94
300	30,565	(2,100)	28,465	22,772	1.40
400	40,753	(2,800)	37,953	30,362	1.87

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

The table above assumes no defaults or prepayments by portfolio companies over the next twelve months. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Valley Credit Facility and Live Oak Credit Facility, with an increase (decrease) in the debt outstanding under the Valley Credit Facility or Live Oak Credit Facility resulting in an (increase) decrease in the hypothetical interest expense.

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

Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2026.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

a)	None.

b)	During the fiscal quarter ended February 28, 2026, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Christian L. Oberbeck	66	Chairman of the Board, Chief Executive Officer and President	2010	2027
Henri J. Steenkamp	50	Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary	2020	2026
Independent Directors
Steven M. Looney	75	Director	2007	2028
Charles S. Whitman III	83	Director	2007	2028
G. Cabell Williams	72	Director	2007	2026

Christian L. Oberbeck — Mr. Oberbeck has over 38 years of experience in leveraged finance, including acquisition financing, distressed investing, and private equity, and has been involved in originating, structuring, negotiating, consummating, managing, operating, and monitoring minority and control investments in a broad array of businesses. Mr. Oberbeck is the Founder and Managing Member of Saratoga Investment Advisors, LLC, the Company’s investment adviser, and has served as the Chairman of the Board, Chief Executive Officer, and President of the Company since 2010. Mr. Oberbeck is also the Managing Partner of Saratoga Partners, a middle-market private equity investment firm. Prior to assuming full management responsibility for Saratoga Partners in 2008, Mr. Oberbeck had co-managed Saratoga Partners since 1995. Mr. Oberbeck joined Dillon Read and Saratoga Partners from Castle Harlan, Inc., a corporate buyout firm which he had joined at its founding in 1987 and was a Managing Director, leading successful investments in manufacturing and financial services companies. Prior to that, he worked in the Corporate Development Group of Arthur Young and in corporate finance at Blyth Eastman Paine Webber. Mr. Oberbeck has been a director of numerous middle-market companies. Mr. Oberbeck graduated from Brown University in 1982 with a BS in Physics and a BA in Mathematics. In 1985, he earned an MBA from Columbia University. Mr. Oberbeck’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

Steven M. Looney — Mr. Looney has served as member of our Board since 2007. Mr. Looney is a Managing Director of Peale Davies & Co. Inc., a strategic advisory firm specializing in change management and revenue enhancement for middle-market enterprises, and is a CPA and an attorney. Mr. Looney has served as a consultant and director to numerous companies in the healthcare, manufacturing and services industries. Between 2000 and 2005, he served as Senior Vice President and Chief Financial Officer of PCCI, Inc., a private IT staffing and outsourcing firm. Between 1992 and 2000, Mr. Looney worked at WH Industries as Chief Financial and Administrative Officer. Mr. Looney is a trustee of Excellent Education for Everyone, a nonprofit organization and founder of its affiliate, TradePrep and a director and chair of the audit committee of ICG Loan Funding Ltd., a manager of and investor in collateralized loan portfolios in Europe and the United States. Mr. Looney graduated summa cum laude from the University of Washington with a B.A. degree in accounting and received a J.D. from the University of Washington School of Law where he was a member of the law review. He began his career at the SEC. Mr. Looney’s qualifications as director include his experience as a Managing Director of Peale Davies & Co., as Chief Financial and Administrative Officer of WH Industries and as General Counsel and Chief Compliance Officer of A.G. Becker-Warburg Paribas Becker, as well as his financial, accounting and legal expertise.

Charles S. Whitman III —Mr. Whitman has served as member of our Board since 2007. Mr. Whitman is senior counsel (retired) at Davis Polk & Wardwell LLP. Mr. Whitman was a partner in Davis Polk’s Corporate Department for 28 years, representing clients in a broad range of corporate finance matters, including shelf registrations, securities compliance for financial institutions, foreign asset privatizations, and mergers and acquisitions. From 1971 to 1973, Mr. Whitman served as Executive Assistant to three successive Chairmen of the SEC. Mr. Whitman graduated from Harvard College and graduated magna cum laude from Harvard Law School with a LL.B. Mr. Whitman also received an LL.M. from Cambridge University in England. Mr. Whitman’s qualifications as director include his 28 years of experience representing clients, including AT&T, Exxon Mobil, General Motors and BP, in securities matters as a partner in Davis Polk’s corporate department.

Henri J. Steenkamp — Mr. Steenkamp has served as the Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of the Company and the Company’s investment adviser, Saratoga Investment Advisors, since 2014. Mr. Steenkamp has also served as a director of the Company since 2020. Mr. Steenkamp has served as the Chief Financial Officer of MF Global Holdings Ltd., a broker in commodities and derivatives, from April 2011. Prior to that, Mr. Steenkamp held the position of Chief Accounting Officer and Global Controller at MF Global for four years. He joined MF Global, then Man Financial, in 2006 as Vice President of External Reporting and Accounting Policy. After MF Global filed for bankruptcy protection in October 2011, he continued to serve as Chief Financial Officer through January 2013. Before joining MF Global, Mr. Steenkamp spent eight years with PricewaterhouseCoopers (“PwC”), including four years in Transaction Services in its New York office, managing a variety of capital-raising transactions on a global basis. His focus was also on the SEC registration and public company filing process, including technical accounting. He spent four years with PwC in South Africa, where he served as an auditor primarily for SEC registrants and assisted South African companies as they went public in the United States Mr. Steenkamp is a chartered accountant and holds an honors degree in Finance. Mr. Steenkamp’s qualifications as a director include his extensive experience in the investment and finance industry, as well as his intimate knowledge of the Company’s operations gained through his service as an executive officer.

G. Cabell Williams — Mr. Williams has served as member of our Board since 2007. Mr. Williams has served as the Managing General Partner of Williams and Gallagher, a private equity partnership located in Chevy Chase, Maryland since 2004. From March 2011 to December 2024, Mr. Williams was a Partner, Senior Manager and Director of Farragut Capital Partners, which is a Mezzanine Fund based out of Chevy Chase, Maryland. In 2004, Mr. Williams concluded a 23-year career at Allied Capital Corporation, a business development company based in Washington, DC, which was acquired by Ares Capital Corporation in 2010. While at Allied, Mr. Williams held a variety of positions, including President, CIO and finally Managing Director following Allied’s merger with its affiliates in 1998. From 1991 to 2004, Mr. Williams either led or co-managed the firm’s Private Equity Group. For the nine years prior to 1999, Mr. Williams led Allied’s Mezzanine investment activities. For 15 years, Mr. Williams served on Allied’s Investment Committee where he was responsible for reviewing and approving all of the firm’s investments. Prior to 1991, Mr. Williams ran Allied’s Minority Small Business Investment Company. He also founded Allied Capital Commercial Corporation, a real estate investment vehicle. Mr. Williams has served on the board of directors of various public and private companies. Mr. Williams attended The Landon School, and graduated from Mercersburg Academy and Rollins College, receiving a B.S. in Business Administration from the latter. Mr. Williams’ qualifications as director include his 28 years of experience managing investment activities at Allied Capital, where he served in a variety of positions, including President, CIO and Managing Director.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended February 28, 2026, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

The following table sets forth information concerning total compensation earned by or paid to each of our directors during the fiscal year ended February 28, 2026:

	Fees Earned or Paid in Cash	Total
Interested Directors
Christian L. Oberbeck(1)	$-	$-
Henri J. Steenkamp(1)	-	-
Independent Directors
Steven M. Looney	$148,000	$148,000
Charles S. Whitman III	135,500	135,500
G. Cabell Williams	141,000	141,000

(1)	No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

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

During fiscal year ended February 28, 2026 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 4, 2026, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5.0% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

The percentage ownership is based on 16,267,748 shares of common stock outstanding as of May 4, 2026. Shares of common stock that are subject to warrants or other convertible securities currently exercisable or exercisable within 60 days thereof, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To our knowledge, unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. Unless otherwise indicated by footnote, the address for each listed individual is Saratoga Investment Corp., 535 Madison Avenue, New York, New York 10022.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Interested Directors
Christian L. Oberbeck	1,538,891	(1)	9.5%
Henri J. Steenkamp	43,527		*
Independent Directors
Steven M. Looney	4,258		*
Charles S. Whitman III	6,165.63		*
G. Cabell Williams	111,285		*
All Directors as a Group	1,704,127		10.5%
Owners of 5% or more of our common stock
Elizabeth Oberbeck(2)	549,183		3.4%
Thomas V. Inglesby	353,236		2.2%
Michael J. Grisius	167,216		1.0%

*	Less than 1.0%

(1)	Includes 720,586 shares of common stock directly held by Mr. Oberbeck, 21,607 shares of common stock held by CLO Partners LLC, an entity wholly owned by Mr. Oberbeck, 100,000 shares of common stock held by CLO Partners Holdings, LLC, an entity wholly owned by Mr. Oberbeck, 145,510 shares of common stock directly held by Mr. Oberbeck’s children, for which Mr. Oberbeck retains the voting rights, 2,005 shares of common stock directly held by Mr. Oberbeck’s wife, for which Mr. Oberbeck retains the voting rights, and 549,183 shares of common stock directly held by Elizabeth Oberbeck. See footnote 2 below.

(2)	Based on information included in Amendment No. 2 to Schedule 13D filed on January 16, 2020, which amends and supplements the statements on Schedule 13D originally filed with the Securities and Exchange filed jointly by Christian L. Oberbeck, Elizabeth Oberbeck, Saratoga Investment Advisors and CLO Partners LLC on November 4, 2014. Pursuant to an Agreement Relating to Shares of Common Stock of Saratoga Investment Corp. (the “Transfer Agreement”), Christian L. Oberbeck transferred 744,183 shares of common stock beneficially owned by him to Elizabeth Oberbeck. Elizabeth Oberbeck has full ownership rights with respect to the shares, including without limitation, the right to (A) receive any cash and/or stock dividends and distributions paid on or with respect to the shares and (B) sell the shares in accordance with the provisions of the Transfer Agreement and receive all proceeds therefrom. However, pursuant to the terms of the Transfer Agreement, Christian L. Oberbeck has retained the right to vote the shares, except that Elizabeth Oberbeck has retained the right to vote the shares on all matters submitted to shareholders with respect to any matter that could give rise to dissenters or other rights of an objecting shareholder under Maryland General Corporation Law. The Transfer Agreement also contains a right of first refusal that requires Elizabeth Oberbeck to offer Christian L. Oberbeck the opportunity to purchase any shares of Common Stock owned by her prior to her intended sale of the shares. Any such purchases may be made either directly by Mr. Oberbeck or through entities affiliated with him.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Ernst & Young LLP served as our independent registered public accounting form for the fiscal year ended February 28, 2026. For the years ended February 28, 2026 and February 28, 2025, the Company incurred the following fees for services provided by Ernst & Young LLP, including expenses:

	Fiscal Year Ended February 28, 2026	Fiscal Year Ended February 28, 2025
Audit Fees	$1,168,245	1,151,700
Audit-Related Fees	13,000	-
Tax Fees	87,005	84,350
All Other Fees	78,315	25,100
Total Fees:	$1,346,565	1,261,150

In addition to the services listed above, Ernst & Young LLP provided audit services to the Company’s subsidiaries. The following are the related fees:

	Fiscal Year Ended February 28, 2026	Fiscal Year Ended February 28, 2025
CLO Audit Fees	$-	$-
Tax Services for Company’s Subsidiaries	-	-
All Other Fees	67,500	65,000
Total Fees	$67,500	$65,000

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

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company are filed herewith:

2. Financial Statement Schedules

None.

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.35% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.8	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.9	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Saratoga Investment Corp.’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.10	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K, filed on December 13, 2022).

4.11	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.12	Sixteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.50% Notes due 2031 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 6, 2026).

4.13	Seventeenth Supplemental Indenture, dated as of April 10, 2026, by and between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2026).

4.14	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.6 hereto).

4.15	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.7 hereto).

4.16	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.8 hereto).

4.17	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.18	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.19	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.11 hereto).

4.20	Form of 7.50% Notes due 2031 (incorporated by reference to Exhibit 4.12 hereto).

4.21	Form of 7.25% Notes due 2029 (incorporated by reference to Exhibit 4.13 hereto).

4.22	Registration Rights Agreement, dated as of January 23, 2026, by and between Saratoga Investment Corp. and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on January 27, 2026)

4.23	Description of Securities (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 2, 2023).

10.1	Investment Advisory and Management Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.2	Custodian Agreement dated March 21, 2007 between GSC Investment LLC and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

10.3	Administration Agreement dated July 30, 2010 between GSC Investment Corp. and Saratoga Investment Advisors, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.4	Trademark License Agreement dated July 30, 2010 between Saratoga Investment Advisors, LLC and GSC Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

10.5	Form of Indemnification Agreement between Saratoga Investment Corp. and each officer and director of Saratoga Investment Corp. (incorporated by reference to Amendment No. 2 to Saratoga Investment Corp.’s Registration Statement on Form N-2 filed on January 12, 2007).

10.6	Amended and Restated Indenture, dated as of November 15, 2016, among Saratoga Investment Corp. CLO 2013-1, Ltd., Saratoga Investment Corp. CLO 2013-1, Inc. and U.S. Bank National Association. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-216344, filed on February 28, 2017).

10.7	Amended and Restated Collateral Management Agreement, dated February 26, 2021, by and between Saratoga Investment Corp. and Saratoga Investment Corp. CLO 2013-1, Ltd. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.8	Amended and Restated Collateral Administration Agreement, dated February 26, 2021, by and between Saratoga Investment Corp., Saratoga Investment Corp. CLO 2013-1, Ltd. and U.S. Bank National Association (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 4, 2021).

10.9	Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 2, 2021).

10.10	Amendment No. 2 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc. and Compass Point Research & Trading, LLC, on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 10, 2023).

10.11	Amendment No. 3 to the Equity Distribution Agreement, dated July 30, 2021, by and among Saratoga Investment Corp. and Saratoga Investment Advisors, LLC, on the one hand, and Ladenburg Thalmann & Co. Inc., Compass Point Research and Trading, LLC, and Raymond James & Associates, Inc. on the other hand (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on July 19, 2023).

10.12	Amendment No. 4 to the Equity Distribution Agreement by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Ladenburg Thalmann & Co. Inc., Compass Point Research and Trading, LLC, Raymond James & Associates, Inc., and Lucid Capital Markets, LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on May 15, 2024).

10.13	Amendment No. 5, dated March 13, 2026, to Equity Distribution Agreement by and among Saratoga Investment Corp., Saratoga Investment Advisors, LLC, Lucid Capital Markets, LLC, Ladenburg Thalmann & Co. Inc., Compass Point Research & Trading, LLC, and Raymond James & Associates, Inc. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 13, 2026).

10.14	Loan Sale and Contribution Agreement, dated as of October 4, 2021, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 7, 2021).

10.15	Credit and Security Agreement, dated as of March 27, 2024, by and among Saratoga Investment Funding III, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equity holder, the lenders from time to time party thereto, Live Oak Banking Company, as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.16	First Amendment and Lender Joinder to Credit and Security Agreement, dated as of June 14, 2024, by and among Saratoga Investment Funding III, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equityholder, the lenders parties thereto, and Live Oak Banking Company, as administrative agent and collateral agent (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on June 17, 2024).

10.17	Equity Pledge Agreement, dated as of March 27, 2024, by and between Saratoga Investment Corp., as pledgor, and Live Oak Banking Company, as collateral agent for the benefit of the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.18	Loan Sale and Contribution Agreement, dated as of March 27, 2024, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding III LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on March 28, 2024).

10.19	Saratoga Senior Loan Fund I JV LLC Limited Liability Company Agreement, dated October 26, 2021, by and between Saratoga Investment Corp. and TJHA JV I LLC (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on October 27, 2021).

10.20	Credit and Security Agreement, dated as of November 6, 2025, by and among Saratoga Investment Funding II, LLC, as borrower, Saratoga Investment Corp., as collateral manager and equity holder, the lenders parties thereto, Valley National Bank, as administrative agent, lead arranger and bookrunner, Bank OZK, as documentation agent, U.S. Bank National Association, as collateral custodian, and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025).

10.21	Equity Pledge Agreement, dated as of November 6, 2025, by and between Saratoga Investment Corp., as pledgor, and U.S. Bank Trust Company, National Association, as collateral agent for the benefit of the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025).

10.22	Loan Sale and Contribution Agreement, dated as of November 6, 2025, by and between Saratoga Investment Corp., as seller, and Saratoga Investment Funding II LLC, as purchaser (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025).

10.23	Limited Guaranty Agreement, dated as of November 6, 2025, by Saratoga Investment Corp., as guarantor, in favor of Valley National Bank, as administrator for the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025).

10.24	Springing Guaranty Agreement, dated as of November 6, 2025, by Saratoga Investment Corp., as guarantor, in favor of Valley National Bank, as administrator for the secured parties (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on November 6, 2025).

10.25	Notes Purchase Agreement, dated April 10, 2026, by and between Saratoga Investment Corp. and the purchaser party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2026).

14	Code of Ethics of the Company adopted under Rule 17j-1 (incorporated by reference to Amendment No.7 to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-138051, filed on March 22, 2007).

19	Insider Trading Policies and Procedures (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2024).

21*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP for Saratoga Investment Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

97.1	Compensation Recoupment Policy (incorporated by reference to Saratoga Investment Corp.’s Annual Report on Form 10-K filed on May 6, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: May 5, 2026	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
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

Signature	Title	Date

/s/ CHRISTIAN L. OBERBECK	Chairman of the Board of Directors, Chief Executive Officer	May 5, 2026
Christian L. Oberbeck	(Principal Executive Officer)

/s/ HENRI J. STEENKAMP	Chief Financial Officer (Principal Accounting Officer and	May 5, 2026
Henri J. Steenkamp	Principal Financial Officer), Member of the Board of Directors

/s/ STEVEN M. LOONEY	Member of the Board of Directors	May 5, 2026
Steven M. Looney

/s/ CHARLES S. WHITMAN III	Member of the Board of Directors	May 5, 2026
Charles S. Whitman III

/s/ G. CABELL WILLIAMS	Member of the Board of Directors	May 5, 2026
Cabell Williams

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited Saratoga Investment Corp.’s internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Saratoga Investment Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company including the consolidated schedules of investments of the Company, as of February 28, 2026 and February 28, 2025, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended February 28, 2026, and the related notes (collectively referred to as the “financial statements”), and our report dated May 5, 2026 expressed an unqualified opinion thereon.

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

May 5, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Saratoga Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Saratoga Investment Corp. (the “Company”), including the consolidated schedules of investments, as of February 28, 2026 and February 28, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended February 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2026 and February 28, 2025, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended February 28, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 5, 2026 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of February 28, 2026 and February 28, 2025, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

Description of the Matter

At February 28, 2026, the fair value of the Company’s investments categorized as Level 3 within the fair value hierarchy (Level 3 investments) totaled $1,061,187 (in thousands). Management determines the fair value of these investments by applying the valuation techniques described in Notes 2 and 3 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of the valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The valuation techniques used by the Company include market comparables, discounted cash flows, enterprise value waterfalls, and black-scholes modeling. The significant unobservable inputs used to measure fair value include, among others, market yields, EBITDA multiples, revenue multiples, volatility, discount rates, recovery rates and prepayment rates.

Auditing the fair value of the Company’s Level 3 investments was complex and involved auditor judgment, as the valuation techniques selected and the significant unobservable inputs and assumptions used by the Company are highly judgmental, are sensitive to economic dislocation and require estimation, and the selection of such techniques, inputs and assumptions has a significant effect on the fair value measurement of such investments.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process. This included controls related to management’s selection and review of the valuation techniques and significant unobservable inputs and assumptions used in determining the fair value measurements of the Level 3 investments.

To test the valuation of and assess the adequacy of the disclosures related to the Company’s Level 3 investments, we gained an understanding of the valuation techniques, significant unobservable inputs and assumptions used by the Company to value the Level 3 investments and reviewed the information considered by the Board of Directors relating to the fair value of each investment. For a sample of the Company’s Level 3 investments, and in some cases with the involvement of our valuation specialists, we evaluated the valuation techniques used, tested the significant unobservable inputs and assumptions, and tested the mathematical accuracy of the related valuation models. For this sample of Level 3 investments, we agreed the significant inputs and underlying data used in the Company’s valuations (for example, deal terms, portfolio company operating results, market yields, third-party bids) to transaction agreements, most recently available portfolio company financial statements or other financial information, information available from third-party sources and market data, as applicable. We involved our valuation specialists to assist in developing independent estimates of fair value for a sample of investments by using portfolio company and market information, and we compared such estimates to the Company’s fair value of these investments. We evaluated the competence and objectivity of management’s third-party valuation specialists. In developing our independent fair value estimates, we considered the impact of current economic conditions on trends in borrower financial information and the resulting fair value estimates. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

New York, New York

May 5, 2026

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	February 28, 2026	February 28, 2025
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $1,011,840,007 and $886,071,934, respectively)	$1,016,247,566	$897,660,110
Affiliate investments (amortized cost of $49,429,192 and $38,203,811, respectively)	52,710,911	40,547,432
Control investments (amortized cost of $75,118,675 and $75,817,587, respectively)	40,175,335	39,870,208
Total investments at fair value (amortized cost of $1,136,387,874 and $1,000,093,332, respectively)	1,109,133,812	978,077,750
Cash and cash equivalents	1,680,070	148,218,491
Cash and cash equivalents, reserve accounts	20,105,683	56,505,433
Interest receivable (net of reserve of $470,751 and $210,319, respectively)	7,314,053	7,477,468
Management fee receivable	249,720	314,193
Other assets	781,766	950,522
Total assets	$1,139,265,104	$1,191,543,857

LIABILITIES
Revolving credit facilities	$70,000,000	$52,500,000
Deferred debt financing costs, revolving credit facilities	(1,670,816)	(1,254,516)
SBA debentures payable	160,000,000	170,000,000
Deferred debt financing costs, SBA debentures payable	(3,888,087)	(4,041,026)
8.75% Notes Payable 2025	-	20,000,000
Discount on 8.75% notes payable 2025	-	(9,055)
Deferred debt financing costs, 8.75% notes payable 2025	-	(374)
7.00% Notes Payable 2025	-	12,000,000
Discount on 7.00% notes payable 2025	-	(68,589)
Deferred debt financing costs, 7.00% notes payable 2025	-	(8,345)
7.75% Notes Payable 2025	-	5,000,000
Deferred debt financing costs, 7.75% notes payable 2025	-	(19,685)
4.375% Notes Payable 2026	-	175,000,000
Premium on 4.375% notes payable 2026	-	287,848
Deferred debt financing costs, 4.375% notes payable 2026	-	(865,593)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(108,898)	(213,424)
Deferred debt financing costs, 4.35% notes payable 2027	(344,393)	(688,786)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(130,839)	(202,144)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(48,361)	(87,295)
Deferred debt financing costs, 6.00% notes payable 2027	(823,774)	(1,524,089)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(580,514)	(927,484)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(748,873)	(1,156,234)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(866,230)	(1,273,134)
7.25% Notes Payable 2030	50,000,000	-
Discount on 7.25% notes payable 2030	(435,318)	-
Deferred debt financing costs, 7.25% notes payable 2030	(775,165)	-
7.50% Notes Payable 2031	100,000,000	-
Deferred debt financing costs, 7.50% notes payable 2031	(3,298,905)	-
Base management and incentive fees payable	6,602,819	6,230,944
Deferred tax liability	4,579,522	4,889,329
Accounts payable and accrued expenses	1,771,915	1,676,335
Interest and debt fees payable	3,904,143	3,909,517
Directors fees payable	5,500	-
Due to Manager	590,624	349,189
Total liabilities	743,109,350	798,878,389
Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares
authorized, 16,224,198 and 15,183,078 common shares issued and outstanding, respectively	16,224	15,183
Capital in excess of par value	439,202,477	412,913,597
Total distributable deficit	(43,062,947)	(20,263,312)
Total net assets	396,155,754	392,665,468
Total liabilities and net assets	$1,139,265,104	$1,191,543,857
NET ASSET VALUE PER SHARE	$24.42	$25.86

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

	For the year ended
	February 28, 2026	February 28, 2025	February 29, 2024
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$96,061,236	$119,478,418	$113,521,652
Affiliate investments	2,654,020	1,883,615	3,299,816
Control investments	5,176,943	5,649,993	8,507,909
Payment in kind interest income:
Non-control/Non-affiliate investments	571,084	2,245,934	766,697
Affiliate investments	2,314,014	1,479,391	874,226
Control investments	120,715	284,590	814,925
Total interest from investments	106,898,012	131,021,941	127,785,225
Interest from cash and cash equivalents	7,882,863	6,530,315	2,512,416
Management fee income	2,586,517	3,114,466	3,270,232
Dividend income:
Non-control/Non-affiliate investments	1,243,291	588,247	621,398
Control investments	3,304,708	3,973,584	5,911,564
Total dividend from investments	4,547,999	4,561,831	6,532,962
Structuring and advisory fee income	2,248,663	1,582,822	2,149,751
Other income	1,548,860	2,043,863	1,469,320
Total investment income	125,712,914	148,855,238	143,719,906

OPERATING EXPENSES
Interest and debt financing expenses	49,302,541	52,059,045	49,179,899
Base management fees	17,769,904	18,382,404	19,212,337
Incentive management fees expense (benefit)	9,230,457	13,254,402	8,025,468
Professional fees	2,817,292	2,058,003	1,767,015
Administrator expenses	5,233,333	4,708,333	3,872,917
Insurance	300,480	303,859	322,323
Directors fees and expenses	430,000	366,500	351,297
General and administrative	2,226,257	1,901,592	2,241,579
Income tax expense (benefit)	(138,168)	412,032	42,926
Excise tax expense (benefit)	1,734,018	2,406,465	1,829,837
Total operating expenses	88,906,114	95,852,635	86,845,598
NET INVESTMENT INCOME	36,806,800	53,002,603	56,874,308

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	5,108,135	12,534,746	153,583
Control investments	638,355	(54,564,070)	-
Net realized gain (loss) from investments	5,746,490	(42,029,324)	153,583
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(7,180,617)	27,693,311	(24,167,727)
Affiliate investments	938,098	1,301,899	(1,541,829)
Control investments	1,004,039	(10,020,844)	(21,381,288)
Net change in unrealized appreciation (depreciation) on investments	(5,238,480)	18,974,366	(47,090,844)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	113,498	(1,060,936)	(893,166)
Net realized and unrealized gain (loss) on investments	621,508	(24,115,894)	(47,830,427)
Realized losses on extinguishment of debt	(824,010)	(800,452)	(110,056)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$36,604,298	$28,086,257	$8,933,825

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$2.31	$2.02	$0.71
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,850,270	13,912,170	12,670,939

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

	For the year ended
	February 28, 2026	February 28, 2025	February 29, 2024
INCREASE FROM OPERATIONS:
Net investment income	$36,806,800	$53,002,603	$56,874,308
Net realized gain (loss) from investments	5,746,490	(42,029,324)	153,583
Realized losses on extinguishment of debt	(824,010)	(800,452)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	(5,238,480)	18,974,366	(47,090,844)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	113,498	(1,060,936)	(893,166)
Net increase in net assets resulting from operations	36,604,298	28,086,257	8,933,825

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(59,025,909)	(45,824,879)	(35,635,955)
Net decrease in net assets from shareholder distributions	(59,025,909)	(45,824,879)	(35,635,955)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	18,752,929	33,002,028	44,539,387
Capital contribution from Manager	569,322	2,351,767	4,475,297
Stock dividend distribution	6,669,817	5,077,632	3,582,345
Repurchases of common stock	(54,314)	-	(2,157,605)
Repurchase fees	-	-	(1,772)
Offering costs	(25,857)	(251,445)	(469,456)
Net increase (decrease) in net assets from capital share transactions	25,911,897	40,179,982	49,968,196
Total increase in net assets	3,490,286	22,441,360	23,266,066
Net assets at beginning of year	392,665,468	370,224,108	346,958,042
Net assets at end of year	$396,155,754	$392,665,468	$370,224,108

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

	For the year ended
	February 28, 2026	February 28, 2025	February 29, 2024
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$36,604,298	$28,086,257	$8,933,825
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(2,584,775)	(3,566,012)	4,910,320
Net accretion of discount on investments	(3,097,921)	(2,809,163)	(2,221,257)
Amortization of deferred debt financing costs	4,802,167	5,025,786	5,171,249
Realized losses on extinguishment of debt	824,010	800,452	110,056
Income tax expense (benefit)	(196,309)	37,243	42,926
Net realized (gain) loss from investments	(5,746,490)	42,029,324	(153,583)
Net change in unrealized (appreciation) depreciation on investments	5,238,480	(18,974,366)	47,090,844
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(113,498)	1,060,936	893,166
Proceeds from sales and repayments of investments	184,636,335	312,113,685	30,271,047
Purchases of investments	(309,501,690)	(168,077,429)	(246,100,906)
(Increase) decrease in operating assets:
Interest receivable	163,415	2,821,530	(2,139,047)
Management fee receivable	64,473	28,830	20,786
Other assets	168,756	212,703	(631,887)
Current income tax receivable	-	99,676	336,875
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	371,875	(1,916,273)	(3,967,661)
Accounts payable and accrued expenses	95,580	338,793	(126,801)
Interest and debt fees payable	(5,374)	327,344	(70,763)
Directors fees payable	5,500	-	(14,932)
Due to Manager	241,435	(100,811)	439,065
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(88,029,733)	197,538,505	(157,206,679)

Financing activities
Borrowings on debt	87,000,000	30,000,000	71,500,000
Paydowns on debt	(79,500,000)	(56,500,000)	(57,000,000)
Issuance of notes	149,558,500	-	77,500,000
Repayments of notes	(212,000,000)	-	-
Payments of deferred debt financing costs	(6,852,926)	(1,176,808)	(4,694,711)
Proceeds from issuance of common stock	18,752,929	33,002,028	44,539,387
Capital contribution from Manager	569,322	2,351,767	4,475,297
Payments of cash dividends	(52,356,092)	(40,747,247)	(32,053,610)
Repurchases of common stock	(54,314)	-	(2,157,605)
Repurchases fees	-	-	(1,772)
Payments of offering costs	(25,857)	(251,445)	(469,456)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(94,908,438)	(33,321,705)	101,637,530
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	(182,938,171)	164,216,800	(55,569,149)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF YEAR	204,723,924	40,507,124	96,076,273
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF YEAR (See note 2)	$21,785,753	$204,723,924	$40,507,124

Supplemental information:
Interest paid during the year	$44,505,747	$46,705,914	$44,079,413
Cash paid for taxes *	2,225,842	3,198,110	2,578,558
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	2,584,775	3,407,609	(4,910,319)
Net accretion of discount on investments	3,097,921	2,809,163	2,221,257
Discount on debt issuance, 7.25% notes 2030	441,500	-	-
Amortization of deferred debt financing costs	4,802,167	5,025,786	5,171,249
Stock dividend distribution	6,669,817	5,077,632	3,582,345

*	Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 256.5% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (6M USD TERM SOFR+8.08%), 12.25% Cash, 7/18/2027	7/18/2022	$11,255,757	$11,202,536	$11,046,400	2.7%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,083,939	2,083,939	2,042,756	0.5%
		Total Alternative Investment Management Software			13,286,475	13,089,156	3.2%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	$23,500,000	23,383,683	23,697,400	6.0%
BQE Software, Inc.	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	$-	-	-	0.0%
		Total Architecture & Engineering Software			23,383,683	23,697,400	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,860,341	0.5%
		Total Association Management Software			1,072,394	1,860,341	0.5%
Artemis Wax Corp. (d)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.02% Cash, 5/20/2029	5/20/2021	$65,000,000	64,886,056	64,473,500	16.2%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	-	0.0%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,825,324	0.5%
		Total Consumer Services			68,097,922	66,298,824	16.7%
Schoox, Inc. (h)(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	548,298	4,386,183	1.1%
		Total Corporate Education Software			548,298	4,386,183	1.1%
Innergy, Inc. (d)	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	$32,000,000	31,778,687	31,884,800	8.0%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	$8,500,000	8,432,838	8,469,400	2.1%
		Total Custom Millwork Software			40,211,525	40,354,200	10.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	4,233,053	1.1%
		Total Cyber Security			1,906,275	4,233,053	1.1%
Gen4 Dental Partners Holdings, LLC (d)	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$7,035,714	6,982,168	7,049,786	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,279,457	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.34%), 13.69% Cash, 4/18/2028	4/18/2023	$7,000,000	6,945,319	7,038,500	1.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.34%), 13.69% Cash, 4/18/2028	4/18/2023	$13,000,000	12,876,266	13,071,500	3.3%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	3,200,000	3,200,000	3,983,552	1.0%
		Total Dental Practice Management			31,031,272	32,422,795	8.1%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	$23,815,038	23,755,517	20,695,268	5.2%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	$-	-	(81,875)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	-	0.0%
		Total Direct Selling Software			24,797,184	20,613,393	5.2%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.67% Cash, 11/30/2026	5/31/2017	$23,000,000	23,000,000	22,839,000	5.8%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	636,224	0.2%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 8/5/2027	8/5/2022	$32,000,000	31,875,991	31,936,000	8.1%
		Total Education Software			55,375,895	55,411,224	14.1%
Haystack Team Inc.	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.17% Cash, 12/31/2030	12/31/2025	$5,299,222	5,249,222	5,248,609	1.3%
Haystack Team Inc. (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.17% Cash, 12/31/2030	12/31/2025	-	-	-	0.0%
Haystack Team Inc. (h)	Employee Collaboration Software	Series A Preferred Stock	12/31/2025	$1,250,000	1,421,890	1,250,000	0.3%
		Total Employee Collaboration Software			6,671,112	6,498,609	1.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
GDS Software Holdings, LLC (d)	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2028	12/30/2021	$28,713,926	28,655,242	28,713,926	7.2%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2028	12/30/2021	$3,286,073	3,253,213	3,286,073	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	251,765	0.1%
		Total Financial Services			32,158,455	32,251,764	8.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	$20,000,000	19,869,748	20,046,000	5.1%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			19,869,748	20,046,000	5.1%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	$16,228,726	16,154,267	15,504,925	3.9%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	$8,738,545	8,696,307	8,348,806	2.1%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	754,655	0.2%
		Total Health/Fitness Franchisor			26,850,574	24,608,386	6.2%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,353,548	0.8%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.42% Cash, 12/31/2028	1/31/2017	$90,000,000	89,652,007	90,000,000	22.7%
		Total Healthcare Services			93,327,007	93,353,548	23.5%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 10.67% Cash, 12/31/2028	11/12/2020	$35,125,000	35,098,620	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 10.67% Cash, 12/31/2028	11/12/2020	$10,300,000	10,309,993	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	238,402	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	60,670	0.0%
		Total Healthcare Software			46,010,826	45,724,072	11.6%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$43,000,000	42,902,297	42,247,500	10.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$9,992,940	9,955,368	9,818,064	2.5%
		Total HVAC Services and Sales			52,857,665	52,065,564	13.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	8,604,501	2.2%
		Total Industrial Products			-	8,604,501	2.2%
AgencyBloc, LLC (d)	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+6.31%), 12.03% Cash, 10/1/2029	10/1/2021	$17,436,477	17,398,618	17,450,426	4.4%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	5,866,373	1.5%
		Total Insurance Software			19,898,618	23,316,799	5.9%
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.14% Cash, 9/20/2029	9/19/2024	$17,000,000	16,854,905	16,938,800	4.3%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,333,016	0.6%
		Total IT Services			18,854,905	19,271,816	4.9%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.37% Cash, 12/30/2028	12/30/2022	$19,091,720	18,942,898	16,791,168	4.2%
		Total Marketing Orchestration Software			18,942,898	16,791,168	4.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	332,895	0.1%
		Total Mental Healthcare Services			4,169,599	332,895	0.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.19% Cash, 8/26/2026	8/26/2021	$15,000,000	14,979,066	14,596,500	3.7%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 9.94% Cash, 8/26/2026	8/26/2021	$5,000,000	4,991,064	4,865,500	1.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	1,087,028	0.3%
		Total Mentoring Software			22,970,130	20,549,028	5.2%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$31,500,000	31,262,232	31,424,400	7.9%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,269,227	0.6%
		Total Municipal Government Software			33,262,232	33,693,627	8.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.00% Cash, 12/31/2028	12/28/2012	$5,300,000	5,288,924	5,313,250	1.3%
		Total Office Supplies			5,288,924	5,313,250	1.3%
Ludi, Inc. (j)	Physician Compensation Management Software	Revolving Credit Facility (3M USD TERM SOFR+5.00%), 8.67% Cash, 12/31/2030	2/17/2026	$1,400,000	1,375,000	1,375,000	0.3%
		Total Physician Compensation Management Software			1,375,000	1,375,000	0.3%
Breezeway Homes, Inc	Property Operations Management Software	First Lien Term Loan (3M USD TERM SOFR+6.63%), 10.30% Cash, 2/23/2031	2/23/2026	22,000,000	21,783,721	21,782,500	5.5%
Breezeway Homes, Inc (j)	Property Operations Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.63%), 10.30% Cash, 2/23/2031	2/23/2026	-	-	-	0.0%
Breezeway Homes, Inc (h)	Property Operations Management Software	Class A Common Units	2/23/2026	1,000,000	1,000,000	1,000,000	0.3%
		Total Property Operations Management Software			22,783,721	22,782,500	5.8%
Source 44 LLC	Product Compliance Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	3,000,000	2,965,873	2,973,750	0.8%
Source 44 LLC (j)	Product Compliance Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	1,500,000	1,486,911	1,486,875	0.4%
Source 44 LLC (j)	Product Compliance Software	Revolving Credit Facility (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	-	-	-	0.0%
PG Source Investments, LLC (h)	Product Compliance Software	Series A Preferred Stock	10/17/2025	705	1,500,000	1,499,999	0.4%
		Total Product Compliance Software			5,952,784	5,960,624	1.6%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2028	7/9/2020	$14,000,000	14,000,000	13,720,667	3.5%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2028	2/12/2021	$38,500,000	38,500,000	37,731,834	9.5%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	872,433	0.2%
		Total Real Estate Services			53,872,557	52,324,934	13.2%
Wellspring Worldwide Inc. (d)	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$9,372,000	9,323,366	9,372,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$25,310,000	25,094,468	25,310,000	6.4%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	1,871,060	0.5%
		Total Research Software			36,892,994	36,553,060	9.3%
Angry Chickz, Inc.	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$7,900,000	7,860,500	7,860,500	2.0%
Angry Chickz, Inc. (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$6,000,000	5,970,000	5,970,000	1.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC (d)	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$22,000,000	21,882,824	21,903,200	5.5%
LFR Chicken LLC (d)(j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$18,000,000	17,948,780	17,920,800	4.5%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,993,985	0.5%
		Total Restaurant			54,662,104	55,648,485	14.0%
SAI Systems Health, LLC	Revenue Cycle Management & Related Services	First Lien Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$28,000,000	27,825,000	27,825,000	7.0%
SAI Systems Health, LLC (j)	Revenue Cycle Management & Related Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$-	-	-	0.0%
SAI Systems Health Topco, LLC (h)	Revenue Cycle Management & Related Services	Class A Common Units	11/24/2025	350,000	350,000	350,000	0.1%
		Total Revenue Cycle Management & Related Services			28,175,000	28,175,000	7.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,362,023	0.6%
		Total Staffing Services			100,000	2,362,023	0.6%
AIMCO 2025-24A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.10%), 10.27% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,530,603	0.4%
APID 2023-45A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.15%), 9.32% Cash, 7/26/2038	6/5/2025	$2,800,000	2,800,000	2,735,813	0.7%
APID 2017-28A DR (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 10/20/2038	7/25/2025	$2,500,000	2,500,000	2,470,738	0.6%
BGCLO 2025-13A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 10/23/2038	8/7/2025	$2,000,000	2,000,000	2,012,484	0.5%
BSP 2016-10A C2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/10/2025	$2,000,000	2,000,000	1,989,962	0.5%
BSP 2020-21A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.95%), 8.74% Cash, 1/15/2039	11/4/2025	$1,500,000	1,500,000	1,463,577	0.4%
BSP 2025-40A E (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,026,652	0.8%
HLM 2025-26A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/18/2025	$2,000,000	2,000,000	1,949,386	0.5%
NMC CLO-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.91%), 11.08% Cash, 3/20/2038	4/17/2025	$1,000,000	980,000	1,026,088	0.3%
NMC CLO-7A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 3/31/2038	3/13/2025	$1,000,000	1,000,000	976,321	0.2%
NMC CLO-5A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.85%), 10.02% Cash, 7/20/2036	6/30/2025	$3,000,000	3,000,000	2,973,408	0.8%
NMC CLO-3A D2R (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 10/20/2038	8/4/2025	$2,250,000	2,250,000	2,158,945	0.5%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 10/21/2037	4/10/2025	$1,000,000	976,250	989,690	0.2%
OAKC 2025-22A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.55%), 9.72% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,261,281	0.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
OAKC 2020-7A D2R2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 7/19/2038	6/18/2025	$3,250,000	3,250,000	3,251,898	0.8%
OCP 2025-43A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,025,791	0.3%
OCP 2023-28A (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/16/2038	6/18/2025	$3,000,000	3,000,000	2,915,295	0.7%
OCP 2016-11A D2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/26/2038	6/26/2025	$1,500,000	1,500,000	1,510,355	0.3%
POST 2023-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+3.95%), 7.74% Cash, 10/20/2038	10/17/2025	$1,000,000	1,000,000	971,977	0.2%
REGT6 2016-1A ER3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.45%), 9.24% Cash, 10/20/2038	9/12/2025	$1,500,000	1,500,000	1,421,099	0.4%
REGT23 2021-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.00%), 7.79% Cash, 10/15/2038	10/30/2025	$2,000,000	2,000,000	1,978,886	0.5%
TREST 2017-1A ERR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.95%), 10.12% Cash, 7/25/2037	3/7/2025	$1,250,000	1,257,125	1,262,855	0.3%
WBOX 2023-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.48%), 10.65% Cash, 4/20/2036	4/10/2025	$3,500,000	3,470,645	3,501,505	0.9%
WBOX 2025-5A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	6/24/2025	$2,000,000	2,000,000	2,006,926	0.5%
		Total Structured Finance Securities			46,734,020	46,411,535	11.7%
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash,3/26/2030	3/25/2025	$10,000,000	9,926,398	9,903,000	2.5%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 3/26/2030	3/25/2025	$1,600,000	1,587,257	1,584,480	0.4%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/25/2025	200,000	200,000	202,924	0.1%
		Total Supply Chain Planning Software			11,713,655	11,690,404	3.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Employer Direct Healthcare, LLC (Lantern)	Surgical Benefits Management	Second Lien Term Loan (3M USD TERM SOFR+7.25%), 10.92% Cash, 1/20/2031	1/20/2026	35,000,000	34,693,750	34,693,750	8.8%
		Total Surgical Benefits Management			34,693,750	34,693,750	8.8%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$6,000,000	5,982,179	6,000,000	1.4%
JDXpert (d)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$1,000,000	996,525	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$500,000	497,964	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 8/5/2028	8/5/2022	$20,000,000	19,924,505	19,782,000	5.0%
		Total Talent Acquisition Software			27,401,173	27,282,000	6.8%
VetnCare MSO, LLC	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 5/12/2028	5/12/2023	$13,290,655	13,241,485	13,290,655	3.4%
		Total Veterinary Services			13,241,485	13,290,655	3.4%
Better Impact USA Inc.	Volunteer Program Management Software	First Lien Term Loan (3M USD TERM SOFR+4.75%), 8.42% Cash, 1/8/2031	1/8/2026	$12,000,000	11,910,000	11,910,000	3.0%
Better Impact USA Inc. (j)	Volunteer Program Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+4.75%), 8.42% Cash, 1/8/2031	1/8/2026	$-	-	-	0.0%
Better Impact USA Inc. (h)	Volunteer Program Management Software	Preferred Units	1/8/2026	683,585	1,000,000	1,000,000	0.3%
		Total Volunteer Program Management Software			12,910,000	12,910,000	3.3%
Sub Total Non-control/Non-affiliate investments					1,011,840,007	1,016,247,566	256.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 13.4% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.32% Cash, 8/18/2027	8/18/2022	$7,100,000	7,073,608	7,100,000	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$8,273,053	8,251,291	8,013,279	2.0%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series B Preferred Units	11/21/2025	854,300	3,000,000	211,874	0.1%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series C Preferred Units	11/21/2025	730,280	730,280	730,280	0.2%
		Total Corporate Education Software			19,055,179	16,055,433	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 7.00% Cash, (3M USD TERM SOFR + 0.00%) PIK, 12/31/2027	6/30/2021	$16,986,167	16,975,661	17,028,632	4.3%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,205,470	1,202,805	1,208,484	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 7.00% Cash, (3M USD TERM SOFR + 0.00%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	4,193,442	1.1%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	5,996,680	1.5%
		Total Employee Collaboration Software			22,289,684	28,427,238	7.2%
SmartAC.com, LLC (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$5,117,298	5,084,330	5,100,700	1.3%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Series A Preferred Units	4/7/2025	1,262,201	2,999,999	3,127,540	0.8%
		Total HVAC Monitoring Devices			8,084,329	8,228,240	2.1%
Sub Total Affiliate investments					49,429,192	52,710,911	13.4%
Control investments - 10.1% (b)
Zollege PBC (g)	Education Services	First Lien Term Loan 10.00%, 8/9/2027	5/11/2021	$1,576,966	1,576,966	1,370,304	0.3%
Zollege PBC (g)	Education Services	Delayed Draw Term Loan 10.00%, 8/9/2027	5/11/2021	$-	-	(196,575)	0.0%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	10,874,923	2.7%
		Total Education Services			2,135,765	12,048,652	3.0%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,303,994	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	204,389	0.1%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	530,528	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			3,938,561	2,038,911	0.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,408,784	-	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)(k)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.43%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	-	0.0%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+7.35%), 11.14%, 10/20/2037	9/24/2025	$8,750,000	8,443,750	8,422,177	2.1%
		Total Structured Finance Securities			32,227,534	8,422,177	2.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,130,152	4.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(n)	Investment Fund	Membership Interest	12/17/2021	19,197,861	19,197,861	1,535,443	0.4%
		Total Investment Fund			36,816,815	17,665,595	4.5%
Sub Total Control investments					75,118,675	40,175,335	10.1%
TOTAL INVESTMENTS - 280.0% (b)					$1,136,387,874	$1,109,133,812	280.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts) - 5.4% (b)
Goldman Sachs Financial Square Government Fund (1)(2)	1,680,070	$1,680,070	$1,680,070	0.4%
Cash and cash equivalents	1,680,070	1,680,070	1,680,070	0.4%
Goldman Sachs Financial Square Government Fund (1)(2)	17,583,548	17,583,548	17,583,548	4.4%
Valley National Bank Business Money Market Fund (1)(3)	2,522,135	2,522,135	2,522,135	0.7%
Cash and cash equivalents, reserve accounts	20,105,683	20,105,683	20,105,683	5.1%
Total Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts)	21,785,753	$21,785,753	$21,785,753	5.5%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(2)	Current yield as of February 28, 2026, was approximately 3.59% on the Goldman Sachs Financial Square Government Fund.

(3)	Current yield as of February 28, 2026, was approximately 3.19% on the Valley National Bank Business Money Market Fund.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 2026, non-qualifying assets represent 7.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $396,155,754 as of February 28, 2026.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2026 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons	Sales/ Paydowns	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$27,179,347	$-	$-	$2,017,402	$-	$-	$131,417	$28,427,238
ETU Holdings, Inc.	13,368,085	730,280.00	-	2,143,472	-	-	684,994	16,055,433
SmartAC.com, LLC	-	10,939,999	(2,882,702)	807,160	-	-	139,996	8,228,240
Total	$40,547,432	$11,670,279	$(2,882,702)	$4,968,034	$-	$-	$956,407	$52,710,911

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2026 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-Ons	Sales/ Paydowns	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$-	$-	$(638,355)	$-	$-	$-	$638,355	$-	$-
Pepper Palace, Inc.	1,547,000	1,000,000	-	-	-	-	-	(508,089)	2,038,911
Zollege PBC	3,937,150	-	-	115,928	-	-	-	8,192,362	12,048,652
Saratoga Investment Corp. CLO 2013-1, Ltd.	240,578		-	-	-	2,586,517	-	239,675	-
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	12,250,000	-	(12,250,000)	1,762,122	-	-	-	(857,500)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	2,280,938	-	-	1,222,262	-	-	-	(2,280,938)	-
Saratoga Senior Loan Fund I JV, LLC	16,533,626	-	-	1,765,814	-	-	-	(403,474)	16,130,152
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note	-	8,443,750	-	431,533	-	-	-	(21,573)	8,422,177
Saratoga Senior Loan Fund I JV, LLC	3,080,916	1,614,375	-	-	2,404,864	-	-	(3,159,849)	1,535,443
Total	$39,870,208	$11,058,125	$(12,888,355)	$5,297,659	$2,404,864	$2,586,517	$638,355	$1,200,614	$40,175,335

(h)	Non-income producing at February 28, 2026

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2026. (See Note 9 to the consolidated financial statements).

(k)	As of February 28, 2026, the investment was on non-accrual status. The fair value of these investments was approximately $2.0 million, which represented 0.2% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2026.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

(n)	On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV. (See Note 5 to the consolidated financial statements).

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of February 28, 2026 was 3.67%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of February 28, 2026 was 3.67%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 229.3% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 7/18/2027	7/18/2022	$8,835,600	$8,775,378	$8,845,319	2.3%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,000,000	2,000,000	2,730,236	0.7%
		Total Alternative Investment Management Software			10,775,378	11,575,555	3.0%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$24,500,000	24,328,507	24,541,650	6.3%
BQE Software, Inc. (j)	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 4/13/2028	4/13/2023	$750,000	746,569	751,275	0.2%
		Total Architecture & Engineering Software			25,075,076	25,292,925	6.5%
GrowthZone, LLC	Association Management Software	First Lien Term Loan (3M USD TERM SOFR+8.25%), 12.57% Cash, 5/10/2028	5/10/2023	$23,336,753	23,044,093	23,402,096	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,447,602	0.4%
		Total Association Management Software			24,116,487	24,849,698	6.4%
Artemis Wax Corp. (d)(j)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 5/20/2026	5/20/2021	$57,500,000	57,333,736	56,953,750	14.5%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	338,044	0.1%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	2,147,020	0.5%
		Total Consumer Services			60,545,602	59,438,814	15.1%
Schoox, Inc. (h), (i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	475,698	3,978,192	1.0%
		Total Corporate Education Software			475,698	3,978,192	1.0%
Innergy, Inc.	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 1/31/2030	2/20/2025	$32,000,000	31,721,847	31,721,600	8.1%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.82% Cash, 1/31/2030	2/20/2025	$-	-	-	0.0%
		Total Custom Millwork Software			31,721,847	31,721,600	8.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,516,571	0.9%
		Total Cyber Security			1,906,275	3,516,571	0.9%
Gen4 Dental Partners Holdings, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$7,107,143	7,043,790	7,043,179	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 10.07% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	972,485	0.2%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$7,000,000	6,925,052	7,079,800	1.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modis Dental Partners OpCo, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.41%), 13.74% Cash, 4/18/2028	4/18/2023	$8,600,000	8,498,729	8,698,040	2.2%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	2,950,000	2,950,000	2,552,488	0.7%
New England Dental Partners	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$6,555,000	6,541,869	6,636,282	1.7%
New England Dental Partners	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+8.00%), 12.47% Cash, 11/25/2025	11/25/2020	$2,150,000	2,148,547	2,176,660	0.6%
		Total Dental Practice Management			35,135,506	35,158,934	9.0%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$24,065,038	23,961,810	23,352,713	5.9%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.67% Cash, 3/16/2027	3/16/2022	$-	-	(18,500)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	729,464	0.2%
		Total Direct Selling Software			25,003,477	24,063,677	6.1%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	5/31/2017	$23,000,000	22,993,974	22,990,800	5.9%
C2 Educational Systems, Inc. (j)	Education Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.82% Cash, 5/31/2025	4/28/2023	$-	-	-	0.0%
C2 Education Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	605,383	0.2%
		Total Education Services			23,493,878	23,596,183	6.1%
GoReact	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/17/2020	$8,170,158	8,169,876	8,170,158	2.1%
GoReact (j)	Education Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.02% Cash/1.00% PIK, 4/17/2025	1/18/2022	$-	-	-	0.0%
Identity Automation Systems (h)	Education Software	Common Stock Class A-2 Units	8/25/2014	232,616	232,616	1,182,481	0.3%
Identity Automation Systems (h)	Education Software	Common Stock Class A-1 Units	3/6/2020	43,715	171,571	329,237	0.1%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 8/5/2027	8/5/2022	$32,000,000	31,801,611	31,913,600	8.1%
		Total Education Software			40,375,674	41,595,476	10.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
Davisware, LLC	Field Service Management	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$6,000,000	6,000,000	6,012,000	1.5%
Davisware, LLC (j)	Field Service Management	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 11/30/2025	9/6/2019	$5,727,790	5,725,290	5,739,246	1.5%
		Total Field Service Management			11,725,290	11,751,246	3.0%
GDS Software Holdings, LLC	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$22,713,926	22,655,802	22,654,870	5.8%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 12/30/2026	12/30/2021	$3,286,074	3,266,913	3,277,530	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	370,057	0.1%
		Total Financial Services			26,172,715	26,302,457	6.7%
Ascend Software, LLC	Financial Services Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$6,000,000	5,974,824	5,930,400	1.5%
Ascend Software, LLC (j)	Financial Services Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 12.08% Cash, 12/15/2026	12/15/2021	$4,050,000	4,037,989	4,003,020	1.0%
		Total Financial Services Software			10,012,813	9,933,420	2.5%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$10,000,000	9,927,042	10,178,000	2.6%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+6.50%), 10.82% Cash, 07/19/2028	7/19/2023	$-	-	-	0.0%
		Total Fire Inspection Business Software			9,927,042	10,178,000	2.6%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$28,717,271	28,525,975	27,327,355	7.0%
Stretch Zone Franchising, LLC (j)	Health/Fitness Franchisor	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.32% Cash, 3/31/2028	3/31/2023	$-	-	(72,600)	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	1,198,117	0.3%
		Total Health/Fitness Franchisor			30,525,975	28,452,872	7.3%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	First Lien Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$3,900,000	3,858,168	3,952,260	1.1%
Alpha Aesthetics Partners OpCo, LLC	Healthcare Services	Delayed Draw Term Loan (1M USD TERM SOFR+9.92%), 14.25% Cash, 3/20/2028	3/20/2023	$15,100,000	14,915,338	15,302,340	3.9%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,822,369	1.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axiom Medical Consulting, LLC	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$6,000,000	5,959,513	6,000,000	1.5%
Axiom Medical Consulting, LLC (j)	Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.32% Cash, 9/11/2028	9/11/2023	$-	-	-	0.0%
Axiom Parent Holdings, LLC (h)	Healthcare Services	Class A Preferred Units	6/19/2018	400,000	258,389	884,831	0.2%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.57% Cash, 12/31/2027	1/31/2017	$55,000,000	54,766,528	55,187,000	14.1%
		Total Healthcare Services			83,432,936	85,148,800	21.8%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$35,125,000	35,033,286	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.82% Cash, 5/12/2026	11/12/2020	$10,300,000	10,287,080	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	442,532	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	118,529	0.0%
		Total Healthcare Software			45,922,579	45,986,061	11.6%
Roscoe Medical, Inc. (h)	Healthcare Supply	Common Stock	3/26/2014	5,081	508,077	-	0.0%
		Total Healthcare Supply			508,077	-	0.0%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$43,000,000	42,842,108	41,937,900	10.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.41%), 11.72% Cash, 5/16/2027	11/16/2020	$16,207,805	16,101,236	15,520,041	4.0%
		Total HVAC Services and Sales			58,943,344	57,457,941	14.7%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 3/6/2025	5/31/2015	329	-	9,404,077	2.4%
		Total Industrial Products			-	9,404,077	2.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
AgencyBloc, LLC	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+7.76%), 12.09% Cash, 10/1/2026	10/1/2021	$15,615,511	15,553,310	15,615,511	4.0%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,729,353	1.2%
		Total Insurance Software			18,053,310	20,344,864	5.2%
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.29% Cash, 9/20/2029	9/19/2024	$17,000,000	16,823,180	16,809,600	4.3%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,000,000	0.5%
		Total IT Services			18,823,180	18,809,600	4.8%
ActiveProspect, Inc. (d)	Lead Management Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$11,525,624	11,470,461	11,640,880	3.0%
ActiveProspect, Inc. (j)	Lead Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.00%), 10.52% Cash, 8/8/2027	8/8/2022	$-	-	-	0.0%
		Total Lead Management Software			11,470,461	11,640,880	3.0%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.50%), 11.82% Cash, 12/30/2028	12/30/2022	$18,841,634	18,649,126	18,444,075	4.7%
		Total Marketing Orchestration Software			18,649,126	18,444,075	4.7%
ARC Health OpCo LLC (d)	Mental Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$6,500,000	6,455,259	6,184,750	1.6%
ARC Health OpCo LLC (d)	Mental Healthcare Services	Delayed Draw Term Loan (3M USD TERM SOFR+8.40%), 12.72% Cash, 8/5/2027	8/5/2022	$26,914,577	26,907,840	25,609,220	6.5%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	610,944	0.2%
		Total Mental Healthcare Services			37,532,698	32,404,914	8.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.72% Cash, 8/26/2026	8/26/2021	$15,000,000	14,943,520	14,910,000	3.8%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 10.47% Cash, 8/26/2026	8/26/2021	$5,000,000	4,975,736	4,970,000	1.3%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	2,146,574	0.5%
		Total Mentoring Software			22,919,256	22,026,574	5.6%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$28,000,000	27,750,119	27,720,000	7.1%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,000,000	0.5%
		Total Municipal Government Software			29,750,119	29,720,000	7.6%
Omatic Software, LLC (d)	Non-profit Services	First Lien Term Loan (3M USD TERM SOFR+8.00%), 12.58% Cash/1.00% PIK, 6/30/2025	5/29/2018	$16,435,922	16,429,958	16,470,437	4.2%
		Total Non-profit Services			16,429,958	16,470,437	4.2%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.07% Cash, 12/31/2028	12/28/2012	$5,300,000	5,285,054	5,339,220	1.4%
		Total Office Supplies			5,285,054	5,339,220	1.4%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	7/9/2020	$14,000,000	13,985,556	13,587,000	3.5%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.42% Cash, 7/9/2025	2/12/2021	$38,500,000	38,454,669	37,364,250	9.5%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	798,892	0.2%
		Total Real Estate Services			53,812,782	51,750,142	13.2%
Wellspring Worldwide Inc.	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$9,492,000	9,428,229	9,492,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed DrawTerm Loan (3M USD TERM SOFR+8.42%), 12.74% Cash, 12/22/2028	6/27/2022	$14,400,000	14,259,405	14,400,000	3.7%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	2,387,902	0.6%
		Total Research Software			26,162,794	26,279,902	6.7%
LFR Chicken LLC	Restaurant	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$12,000,000	11,952,144	12,000,000	3.1%
LFR Chicken LLC (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+7.00%), 11.32% Cash, 11/19/2026	11/19/2021	$18,000,000	17,906,382	18,000,000	4.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,599,989	0.4%
		Total Restaurant			30,858,526	31,599,989	8.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	3,426,460	0.9%
		Total Staffing Services			100,000	3,426,460	0.9%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$6,000,000	5,969,521	6,000,000	1.5%
JDXpert	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	5/2/2022	$1,000,000	993,974	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 13.08% Cash, 5/2/2027	3/31/2023	$500,000	496,237	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.82% Cash, 8/5/2028	8/5/2022	$20,000,000	19,900,196	19,834,000	5.1%
		Total Talent Acquisition Software			27,359,928	27,334,000	7.0%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.07% Cash, 5/12/2028	5/12/2023	$12,680,505	12,580,925	12,666,554	3.2%
		Total Veterinary Services			12,580,925	12,666,554	3.2%
Sub Total Non-control/Non-affiliate investments					886,071,934	897,660,110	229.3%
Affiliate investments - 10.3% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.47% Cash, 8/18/2027	8/18/2022	$7,000,000	6,959,248	6,980,400	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$7,125,931	7,093,577	6,387,685	1.6%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series A Preferred Units	8/18/2022	3,000,000	3,000,000	-	0.0%
		Total Corporate Education Software			17,052,825	13,368,085	3.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$15,933,063	15,913,591	15,933,063	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,130,734	1,126,177	1,130,734	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	3,529,000	0.9%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	6,586,550	1.6%
		Total Employee Collaboration Software			21,150,986	27,179,347	6.9%
Sub Total Affiliate investments					38,203,811	40,547,432	10.3%
Control investments - 10.2% (b)
Zollege PBC (k)(g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,461,250	1,461,250	1,085,855	0.3%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	2,851,295	0.7%
		Total Education Services			2,020,049	3,937,150	1.0%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,326,000	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$-	-	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	221,000	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			2,938,561	1,547,000	0.4%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,889,037	240,578	0.1%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.58%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	2,280,938	0.6%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+8.55%), 12.87%, 10/20/2033	10/28/2022	$12,250,000	11,392,500	12,250,000	3.1%
		Total Structured Finance Securities			35,656,537	14,771,516	3.8%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,533,626	4.2%
Saratoga Senior Loan Fund I JV, LLC (a)(g)	Investment Fund	Membership Interest	12/17/2021	17,583,486	17,583,486	3,080,916	0.8%
		Total Investment Fund			35,202,440	19,614,542	5.0%
Sub Total Control investments					75,817,587	39,870,208	10.2%
TOTAL INVESTMENTS - 249.8% (b)					$1,000,093,332	$978,077,750	249.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts) – 52.1% (b)
Goldman Sachs Financial Square Government Fund (1)(2)	148,218,492	$148,218,492	$148,218,492	37.7%
Cash and cash equivalents	148,218,492	148,218,492	148,218,492	37.7%
Goldman Sachs Financial Square Government Fund (1)(2)	56,505,433	56,505,433	56,505,433	14.4%
Cash and cash equivalents, reserve accounts	56,505,433	56,505,433	56,505,433	14.4%
Total Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts)	204,723,925	$204,723,925	$204,723,925	52.1%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(2)	Current yield as of February 28, 2025, was approximately 4.28% on the Goldman Sachs Financial Square Government Fund.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 28, 2025, non-qualifying assets represent 4.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $392,665,468 as of February 28, 2025.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases	Sales	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$14,149,607	$10,000,000	$-	$1,327,375	$-	$-	$2,551,701	$27,179,347
ETU Holdings, Inc.	13,599,530.00	-	-	2,035,631	-	-	(1,249,802)	13,368,085
Total	$27,749,137	$10,000,000	$-	$3,363,006	$-	$-	$1,301,899	$40,547,432

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2025

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2025 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases	Sales	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$35,421,889	$-	$2,260,337	$921,530	$-	$-	$(5,445,808)	$3,802,854	$-
Pepper Palace, Inc.	2,488,682	1,450,000	-	1,338	-	-	(34,007,427)	(1,391,561)	1,547,000
Zollege PBC	3,783,928	200,707	209,460	110,862	-	-	(15,110,835)	1,917,101	3,937,150
Saratoga Investment Corp. CLO 2013-1, Ltd.	9,500,627	-	-	-	-	3,114,466	-	(2,147,199)	240,578
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	12,250,000	-	-	1,685,977	-	-	-	-	12,250,000
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	8,875,227	-	-	1,452,981	-	-	-	(6,594,289)	2,280,938
Saratoga Senior Loan Fund I JV, LLC	15,818,297	-	-	1,761,895	-	-	-	715,329	16,533,626
Saratoga Senior Loan Fund I JV, LLC	9,403,996	-	-	-	3,973,584	-	-	(6,323,079)	3,080,916
Total	$97,542,646	$1,650,707	$2,469,797	$5,934,583	$3,973,584	$3,114,466	$(54,564,070)	$(10,020,844)	$39,870,208

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2025. (See Note 9 to the consolidated financial statements).

(k)	As of February 28, 2025, the investment was on non-accrual status. The fair value of these investments was approximately $2.6 million, which represented 0.3% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2025.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

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

February 28, 2026

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT, Inc. and SIA-Vector, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate its compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes, but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, SIF II, SIF III, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SIF II, SIF III, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). There have been no changes to the Company, SIF II, SIF III, SBIC II LP, or SBIC III LP’s status as investment companies in accordance with ASC 946 during the year ended February 28, 2026.

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

The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of total investment income (’segment revenues’), and total expenses (‘total segment expenses’) and operating expenses (“segment operating expenses”), which are considered the key segment measures of profit or loss received by the CODM. The expense categories included in the Company’s consolidated statement of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. For the years ended 2026, 2025 and 2024, operating expenses totaled $12.6 million, $12.2 million and $10.4 million, respectively.

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

As of February 28, 2026, the Company did not exceed any of these limitations.

Cash and Cash Equivalents, Reserve Accounts

Cash and cash equivalents, reserve accounts include amounts held in designated bank accounts in the form of cash and short-term liquid investments in money market funds, and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits, representing payments received on secured investments or other reserved amounts associated with the credit facilities held by the Company’s wholly owned subsidiaries, SIF II and SIF III, respectively. The Company is required to use these amounts to pay interest expense, reduce borrowings, or pay other amounts in accordance with the terms of the credit facilities, after which these amounts are available for general corporate purposes.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	February 28, 2026	February 28, 2025	February 29, 2024
Cash and cash equivalents	$1,680,070	$148,218,491	$8,692,846
Cash and cash equivalents, reserve accounts	20,105,683	56,505,433	31,814,278
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$21,785,753	$204,723,924	$40,507,124

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	each investment is initially valued by the responsible investment professionals of the Manager and preliminary valuation conclusions are documented, reviewed and discussed with our senior management; and

●	an independent valuation firm engaged by the Company’s board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. The Company uses a third-party independent valuation firm to value its investment in the subordinated notes of Saratoga Investment Corp. CLO 2013-1, Ltd. (“Saratoga CLO”), the Class F-2-R-3 Notes of the Saratoga CLO, and the Class E-R Notes of the SLF 2022 every quarter.

In addition, all investments are subject to the following valuation process:

●	the audit committee of the Company’s board of directors reviews and approves each preliminary valuation and the Manager and independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	the Company’s board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of the Manager, independent valuation firm (to the extent applicable) and the audit committee of the board of directors.

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

The Company’s investments in the subordinated notes of Saratoga CLO, Class F-2-R-3 Notes of the Saratoga CLO and the Class E-R Notes of SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of its investment in the subordinated notes of Saratoga CLO, Class F-2-R-3 Notes of the Saratoga CLO and the Class E-R Notes of SLF 2022. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine the valuation for our investment in Saratoga CLO.

The Company’s equity investment in SLF JV is measured using the proportionate share of the net asset value (“NAV”), or equivalent, of SLF JV as a practical expedient for fair value, provided by ASC 820. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

The Company’s investments in CLO BB and CLO BBB debt have been valued using recent actual market trades or an independent pricing service. The valuation methodology of the independent pricing service includes incorporating data comprised of observable market transactions, executable bids, broker quotes from dealers with two sided markets, as well as transaction activity from comparable securities to those being valued. As the independent pricing service contemplates real-time market data and no unobservable inputs or significant judgment has been used by Saratoga Investment Advisors in the valuation of the Company’s investments in CLO BB and CLO BBB debt, such positions are considered level II assets.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At February 28, 2026 our investment in one portfolio company and the Class F-2-R-3 Notes of the Saratoga CLO were on non-accrual status with a fair value of approximately $2.0 million, or 0.2% of the fair value of our portfolio. At February 28, 2025, our investment in one portfolio company was on non-accrual status with a fair value of approximately $2.6 million, or 0.3% of the fair value of our portfolio.

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

In order to qualify as a RIC, among other requirements, the Company generally is required to timely distribute to its stockholders at least 90% of its “investment company taxable income”, as defined by the Code, for each fiscal tax year. The Company will be subject to U.S. federal income tax imposed at corporate rates on its investment company taxable income and net capital gains that it does not timely distribute to shareholders. The Company will be subject to a non-deductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least (1) 98% of its net ordinary income in any calendar year, (2) 98.2% of its capital gain net income for each one-year period ending on October 31and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

Depending on the level of investment company taxable income earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward investment company taxable income and net capital gains in excess of current year dividend distributions into the next tax year and pay U.S. federal income tax, and possibly the 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual investment company taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues the U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, the excise tax accrual on estimated excess taxable income was $1.7 million, $2.4 million and $1.8 million, respectively.

In accordance with U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a publicly offered RIC may treat a distribution of its own stock as counting toward its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate distribution. Under the published guidance, if too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

The Company may utilize wholly owned holding companies that are treated as corporations for U.S. federal income tax purposes when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC (“Corporate Blockers”). Corporate Blockers are consolidated in the Company’s U.S. GAAP financial statements and may result in current and deferred U.S. federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s taxable income until distributed by the Corporate Blocker, which may result in timing and character differences between the Company’s income for U.S. GAAP purposes and the Company’s income for U.S. federal income tax purposes. Income tax expense or benefit from Corporate Blockers related to net investment income are included in total operating expenses, while any expense or benefit related to federal or state income tax originated for capital gains and losses are included together with the applicable net realized or unrealized gain or loss line item. Deferred tax assets of the Corporate Blockers are reduced by a valuation allowance when, in the opinion of management, it is more-likely than-not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740, Income Taxes, (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2026, February 28, 2025 and February 29, 2024 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2022, 2023, 2024 and 2025 federal tax years for the Company remain subject to examination by the IRS. At February 28, 2026, and February 28, 2025, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated information on income taxes paid. This amended guidance is effective for annual reporting periods beginning after December 15, 2024. We have adopted ASU 2023-09 effective as of February 28, 2026, and concluded that the application of this guidance did not have a material impact on our consolidated financial statements. See Note 6 in Item 8, Financial Statements and Supplementary Data, for further information.

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2026 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net
	Level 1	Level 2	Level 3	Asset Value*	Total
First lien term loans	$-	$-	$910,991	$-	$910,991
Second lien term loans	-	-	42,707	-	42,707
Unsecured term loans	-	-	16,130	-	16,130
Structured finance securities	-	46,412	8,422	-	54,834
Equity interests	-	-	82,937	1,535	84,472
Total	$-	$46,412	$1,061,187	$1,535	$1,109,134

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2026 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2025	$867,866	$6,388	$16,534	$14,772	$69,437	$974,997
Payment-in-kind and other adjustments to cost	1,918	1,147	-	(480)	-	2,585
Net accretion of discount on investments	2,230	10	-	858	-	3,098
Net change in unrealized appreciation (depreciation) on investments	(3,962)	468	(404)	(2,920)	5,061	(1,757)
Purchases	208,408	34,694	-	8,443	9,610	261,155
Sales and repayments	(165,469)	-	-	(12,251)	(6,917)	(184,637)
Net realized gain (loss) from investments	-	-	-	-	5,746	5,746
Balance as of February 28, 2026	$910,991	$42,707	$16,130	$8,422	$82,937	$1,061,187
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$(5,388)	$468	$(404)	$(2,385)	$6,955	$(754)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the year ended February 28, 2026.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended February 28, 2025 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 29, 2024	$976,423	$18,097	$15,818	$30,626	$88,426	$1,129,390
Payment-in-kind and other adjustments to cost	2,409	8,267	-	(7,113)	3	3,566
Net accretion of discount on investments	2,799	9	-	-	-	2,808
Net change in unrealized appreciation (depreciation) on investments	37,778	3,165	716	(8,741)	(7,621)	25,297
Purchases	163,009	-	-	-	5,069	168,078
Sales and repayments	(266,880)	(23,150)	-	-	(22,083)	(312,113)
Net realized gain (loss) from investments	(47,672)	-	-	-	5,643	(42,029)
Balance as of February 28, 2025	$867,866	$6,388	$16,534	$14,772	$69,437	$974,997
Net change in unrealized appreciation (depreciation) for the year relating to those Level 3 assets that were still held by the Company at the end of the year	$(6,384)	$(71)	$716	$(8,741)	$(2,893)	$(17,373)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2026 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$910,991	Market Comparables	Market Yield (%)	8.3% - 30.9%	11.1%
			EBITDA Multiples (x)	12.1x	12.1x
Second lien term loans	42,707	Market Comparables	Market Yield (%)	11.1% - 16.9%	12.2%
Unsecured term loans	16,130	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Structured finance securities	8,422	Discounted Cash Flow	Discount Rate (%)	8.50% - 70.0%	10.9%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	82,937	Market Comparables	Market Yield (%)	13.5%	0.1%
		Enterprise Value Waterfall (x)	Revenue Multiples	0.1x - 8.2x	6.0x
		Black-Scholes Modeling	Volatility (%)	38.7%	38.7%
			EBITDA Multiples (x)	0.5x - 20.0x	9.4x
Total	$1,061,187

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input, excluding the recovery rate for Structured finance securities.

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

The composition of our investments as of February 28, 2026 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$920,429	81.0%	$910,991	82.1%
Second lien term loans	42,945	3.8	42,707	3.9
Unsecured term loans	17,619	1.6	16,130	1.5
Structured finance securities	78,962	6.9	54,834	4.9
Equity interests	76,433	6.7	84,472	7.6
Total	$1,136,388	100.0%	$1,109,134	100.0%

The composition of our investments as of February 28, 2025 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$873,342	87.3%	$867,866	88.7%
Second lien term loans	7,094	0.7	6,388	0.7
Unsecured term loans	17,619	1.8	16,534	1.7
Structured finance securities	35,657	3.6	14,772	1.5
Equity interests	66,381	6.6	72,518	7.4
Total	$1,000,093	100.0%	$978,078	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at February 28, 2026. The inputs at February 28, 2026 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 70%

●	Discount rate: 8.50%–70.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of February 28, 2026, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively). As of February 28, 2026, our current total investments in SAAS companies were $559.2 million, or 50.4% of total investments.

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

On June 10, 2024, the Company completed its fifth refinancing of the Saratoga CLO, which adjusted the interest rate of two of the existing Notes. Saratoga CLO issued $422.5 million of notes (the “2013-1 2024 Reset CLO Notes”), consisting of Class A-1-R-4 and Class A-2-R-4. The 2013-1 2024 Reset CLO Notes were issued pursuant to the Indenture with the same Trustee. Proceeds of the issuance of the 2013-1 2024 Reset CLO Notes were used along with existing assets of the Saratoga CLO to redeem the existing Class A-1-R-3 and Class A-2-R-3 Notes. No other Notes were refinanced as part of this refinancing. The Saratoga CLO paid $0.5 million of transaction costs related to the refinancing.

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

For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, we accrued management fee income of $2.6 million, $3.1 million and $3.3 million, respectively, and interest income of $0.0 million, $0.0 million and $0.0 million, respectively, from the Saratoga CLO.

As of February 28, 2026, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $0.0 million. As of February 28, 2026, the fair value of its investment in the Class F-2-R-3 Notes of Saratoga CLO was $0.0 million. As of February 28, 2026, Saratoga CLO had investments with a principal balance of $390.0 million and a weighted average spread over SOFR of 3.4% and had debt with a principal balance of $410.3 million with a weighted average spread over SOFR of 2.6%. As of February 28, 2026, the present value of the projected future cash flows of the subordinated notes, was $0.0 million, using a 70% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 million which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date the Company has since received distributions of $92.2 million, management fees of $41.0 million and incentive fees of $1.2 million.

As of February 28, 2025, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $0.2 million. As of February 28, 2025, the fair value of its investment in the Class F-R-3 Notes of Saratoga CLO was $2.3 million. As of February 28, 2025, Saratoga CLO had investments with a principal balance of $527.1 million and a weighted average spread over SOFR of 3.7% and had debt with a principal balance of $524.2 million with a weighted average spread over SOFR of 2.3%. As of February 28, 2025, the present value of the projected future cash flows of the subordinated notes, was approximately $0.2 million, using a 70% discount rate. The Company’s total investment in the subordinate notes of Saratoga CLO is $57.8 which consists of additional investments of $30 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date the Company has since received distributions of $92.2 million, management fees of $38.3 million and incentive fees of $1.2 million.

Below is certain financial information from the separate financial statements of Saratoga CLO as of February 28, 2026 and February 28, 2025.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	February 28, 2026	February 28, 2025

ASSETS
Investments at fair value
Loans at fair value (amortized cost of $381,488,638 and $517,757,349, respectively)	$353,285,019	$490,510,660
Equities at fair value (amortized cost of $1,324,217 and $2,578,454, respectively)	831,552	1,684,429
Total investments at fair value (amortized cost of $382,812,855 and $520,335,803, respectively)	354,116,571	492,195,089
Cash and cash equivalents	22,319,387	21,272,327
Receivable from open trades	10,432,424	1,138,899
Interest receivable (net of reserve of $817,651 and $1,121,546, respectively)	2,115,446	2,380,214
Due from affiliate (See Note 7)	1,591	801
Prepaid expenses and other assets	596,520	101,453
Total assets	$389,581,939	$517,088,783

LIABILITIES
Interest payable	$2,852,957	$3,739,343
Accrued base management fee	49,944	62,839
Accrued subordinated management fee	199,776	251,354
Accounts payable and accrued expenses	568,796	143,135
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	156,828,563	270,719,300
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(171,966)	(196,033)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(1,786,533)	(2,036,565)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,081,116)	(1,229,456)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(28,255,929)	(32,210,459)
Total liabilities	493,704,492	603,743,458

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(104,122,803)	(86,654,925)
Total net deficit	(104,122,553)	(86,654,675)
Total liabilities and net assets	$389,581,939	$517,088,783

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

	For the years ended
	February 28, 2026	February 28, 2025	February 29, 2024
INVESTMENT INCOME
Total interest from investments	$40,796,860	$55,501,782	$61,667,773
Interest from cash and cash equivalents	905,534	1,128,878	719,268
Other income	294,406	1,278,155	929,392
Total investment income	41,996,800	57,908,815	63,316,433

EXPENSES
Interest and debt financing expenses	36,146,891	54,573,978	57,706,205
Base management fee	517,303	622,893	654,046
Subordinated management fee	2,069,213	2,491,573	2,616,185
Professional fees	310,893	282,012	307,340
Trustee expenses	184,047	240,883	262,197
Other expense	369,937	334,443	241,181
Total expenses	39,598,284	58,545,782	61,787,154
NET INVESTMENT INCOME (LOSS)	2,398,516	(636,967)	1,529,279

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(19,310,824)	(9,263,724)	(18,580,949)
Net change in unrealized depreciation on investments	(555,570)	(4,696,778)	16,200,597
Net realized and unrealized gain (loss) on investments	(19,866,394)	(13,960,502)	(2,380,352)
Realized losses on extinguishment of debt	-	(579,213)	-
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(17,467,878)	$(15,176,682)	$(851,073)

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					37,028	$216,246	$282,156
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity					990	3,736	330
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity					990	3,129	426
Instant Brands Litigation Trust	Consumer Goods: Durable	Equity Interests	Equity					82,384	66,525	500,000
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity					86,398	-	-
JP Intermediate B, LLC	Consumer goods: Non-durable	Common Stock	Equity					9,319	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					24,320	1,034,581	48,640
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	9/20/2030	$1,361,428	1,347,552	1,359,154
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	7.02%	2/7/2029	2,423,420	2,366,682	2,412,830
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+ 5.25%	0.00%	9.05%	7/8/2028	3,005,629	2,830,391	2,806,506
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+ 2.75%	0.75%	6.42%	8/12/2028	237,528	236,609	237,331
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+ 3.00%	0.00%	6.58%	5/1/2030	2,132,332	2,121,217	2,031,110
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	3M USD SOFR+ 2.50%	0.75%	6.17%	2/1/2031	2,866,735	2,817,968	2,785,205
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+ 1.75%	0.00%	5.47%	3/21/2031	982,500	980,765	980,289
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (01/25)	Loan	1M USD SOFR+ 4.00%	0.75%	7.67%	4/8/2030	2,431,139	2,337,505	2,421,634
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan (08/25)	Loan	1M USD SOFR+ 2.00%	0.00%	5.67%	8/12/2032	239,374	239,374	235,585
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+ 5.50%	0.00%	9.32%	2/10/2027	4,258,657	4,252,679	2,516,866
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (8/25)	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	9/19/2031	789,061	789,061	769,879
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B8 (07/25)	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	5/31/2030	247,508	247,508	247,508
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan (Specified) B	Loan	3M USD SOFR+ 6.50%	3.50%	10.27%	2/20/2029	496,248	486,595	496,248
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	6/11/2031	477,725	476,870	460,207
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+ 3.00%	0.50%	6.66%	12/13/2029	480,000	471,250	478,800
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+ 5.75%	0.00%	9.42%	10/30/2029	2,852,238	2,851,373	2,845,108
Amynta Agency Borrower Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	12/29/2031	3,390,033	3,332,526	3,278,637
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+ 3.50%	0.00%	7.17%	2/27/2032	486,362	467,586	430,431
Aramark Services, Inc.	Services: Consumer	Term Loan B-10 (12/25)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	6/24/2030	2,230,663	2,209,788	2,232,515
Aramark Services, Inc.	Services: Consumer	Term Loan (08/25)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	4/6/2028	1,753,715	1,751,257	1,754,820
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	7.27%	9/23/2028	961,274	960,627	957,938
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+ 2.75%	0.50%	6.42%	11/24/2028	489,544	486,712	490,919
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+ 3.00%	0.00%	6.67%	8/9/2030	2,603,226	2,592,314	2,509,223
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	6.67%	11/24/2032	490,842	488,123	478,978
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term Loan (12/25)	Loan	1M USD SOFR+ 3.00%	0.00%	6.67%	12/23/2030	886,545	880,042	887,653
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+ 4.00%	0.00%	7.77%	8/19/2028	1,935,000	1,887,506	1,932,581
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+ 4.25%	0.00%	7.92%	9/19/2030	2,882,984	2,880,325	2,874,335
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+ 2.75%	0.50%	6.42%	2/15/2029	1,294,020	1,291,768	1,258,435
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	6/22/2030	1,457,896	1,427,348	1,462,196
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+ 1.75%	0.50%	5.42%	12/20/2029	725,038	720,887	724,675

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.00%	7.17%	10/10/2029	526,951	525,719	495,334
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B2	Loan	1M USD SOFR+ 2.50%	0.00%	6.16%	5/27/2031	1,623,917	1,615,529	1,590,091
Belfor Holdings Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.50%	6.42%	11/4/2030	1,386,385	1,376,720	1,388,118
Bengal Debt Merger Sub LLC (c)	Beverage, Food & Tobacco	Third Out Term Loan	Loan	3M USD SOFR+ 1.00%	0.50%	4.77%	1/24/2030	402,884	165,333	84,831
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	1/22/2031	1,411,439	1,408,828	1,411,877
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+ 2.25%	0.50%	5.92%	12/13/2029	483,893	476,456	485,224
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+ 3.00%	0.00%	6.82%	7/30/2031	999,640	996,144	917,849
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	6/16/2031	2,868,890	2,867,506	2,739,503
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.00%	5.67%	1/27/2031	1,425,973	1,425,973	1,421,267
Brookfield Property REIT Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (05/25)	Loan	1M USD SOFR+ 3.50%	0.00%	7.17%	5/16/2030	1,730,609	1,764,353	1,733,084
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+ 2.50%	0.00%	6.17%	7/1/2031	486,359	478,134	487,060
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B-7 (10/25)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	11/22/2032	1,136,241	1,133,991	1,138,604
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	7.29%	3/31/2028	2,387,500	2,378,891	2,378,547
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.00%	6.42%	3/16/2030	76,620	76,101	76,907
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+ 2.50%	0.75%	6.29%	6/5/2028	2,350,518	2,247,033	2,292,742
CAPSTONE BORROWER INC	Services: Business	Term Loan B	Loan	3M USD SOFR+ 2.75%	0.00%	6.42%	6/17/2030	863,942	855,298	765,306
CareerBuilder, LLC (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+ 2.50%	0.00%	6.58%	7/31/2026	-	380,369	-
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B1	Loan	3M USD SOFR+ 4.25%	0.00%	8.18%	5/31/2030	1,739,251	1,226,866	832,232
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+ 2.75%	1.00%	6.54%	3/2/2026	1,966,341	1,958,592	1,899,151
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.50%	5.67%	1/23/2032	240,216	240,010	236,538
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.25%	0.50%	8.17%	3/6/2028	970,000	948,589	227,950
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+ 4.25%	0.75%	8.33%	3/6/2028	952,500	951,356	261,147
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+ 3.25%	0.00%	6.92%	7/6/2029	980,094	963,358	612,559
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	3M USD SOFR+ 4.25%	0.50%	7.91%	2/11/2028	1,459,068	1,416,074	1,394,709
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B4 (10/25)	Loan	1M USD SOFR+ 3.50%	0.00%	7.17%	10/15/2032	2,351,722	2,327,364	2,343,491
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	3/17/2028	476,250	475,992	475,955
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.17%	5/17/2028	1,920,736	1,885,068	1,920,736

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	3M USD SOFR+ 2.00%	0.00%	5.67%	10/31/2031	4,778,621	4,778,621	4,762,708
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	5/6/2030	1,185,030	1,181,455	1,180,586
Cloud Software Group Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.25%	0.00%	6.92%	3/21/2031	495,013	494,747	458,629
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 3.18%	0.50%	6.85%	4/13/2029	1,220,000	1,203,910	1,209,044
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.50%	0.50%	8.17%	9/27/2029	2,836,969	2,784,593	2,831,210
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+ 3.50%	0.50%	7.29%	6/2/2028	2,393,750	2,390,000	2,268,078
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (7/25)	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	10/1/2031	1,564,293	1,557,435	1,558,099
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+ 2.25%	0.50%	5.92%	2/19/2029	750,000	734,817	752,813
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B4 (07/25)	Loan	1M USD SOFR+ 2.75%	0.00%	6.42%	10/31/2031	481,431	480,633	468,793
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B (01/26)	Loan	1M USD SOFR+ 3.00%	0.75%	6.67%	1/30/2031	2,376,000	2,358,575	2,377,497
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+ 3.25%	0.50%	7.13%	6/29/2029	762,038	740,571	704,123
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+ 3.50%	0.50%	7.27%	11/16/2029	5,238,000	5,168,379	5,214,638
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	6.66%	11/1/2030	614,102	607,478	613,844
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+ 3.75%	0.50%	7.68%	10/4/2028	962,500	960,816	957,004
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+ 10.00%	1.00%	13.77%	5/25/2026	29,734	29,677	5,947
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+ 5.25%	0.75%	9.18%	8/2/2029	2,615,800	2,604,745	2,614,989
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+ 3.75%	0.50%	7.42%	10/4/2029	1,459,234	1,389,418	1,429,510
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+ 5.50%	0.75%	9.29%	11/30/2028	2,898,865	2,867,842	2,348,081
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+ 5.25%	0.50%	9.02%	12/15/2028	3,852,412	3,773,120	3,772,166
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	1M USD SOFR+ 3.50%	0.00%	7.17%	6/17/2031	6,241,950	6,221,653	6,117,111
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.17%	1/31/2030	1,708,945	1,708,945	1,709,663
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (7/25)	Loan	1M USD SOFR+ 2.75%	0.50%	6.42%	1/31/2030	932,250	916,770	933,415
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+ 4.25%	1.00%	8.02%	4/11/2031	1,299,800	1,284,463	1,152,494
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+ 3.00%	0.50%	6.67%	8/16/2030	960,394	958,888	861,800
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 3.75%	0.50%	7.52%	11/23/2028	1,925,000	1,924,346	1,896,433
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	6.67%	4/7/2028	2,133,818	2,132,281	2,116,705
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.50%	6.67%	3/30/2029	2,255,886	2,229,506	2,256,112
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	3M USD SOFR+ 2.25%	0.00%	6.07%	5/31/2030	980,075	977,113	975,527
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.50%	7.42%	4/23/2031	1,975,000	1,959,230	1,975,494

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.75%	7.61%	2/10/2028	-	9,730	-
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B6	Loan	3M USD SOFR+ 2.25%	0.00%	5.92%	10/31/2029	1,465,234	1,455,384	1,458,948
Equiniti Group PLC	Services: Business	Term Loan	Loan	6M USD SOFR+ 3.75%	0.50%	7.55%	12/10/2031	960,368	955,647	953,367
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+ 2.25%	0.50%	5.92%	10/30/2030	1,125,000	1,112,817	1,124,066
Examworks Bidco Inc	Healthcare & Pharmaceuticals	ExamWorks/Electron 1/26 TL	Loan	1M USD SOFR+ 2.50%	0.50%	6.17%	2/6/2033	483,844	483,218	482,837
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Second Refinancing Term Loan (8/25)	Loan	1M USD SOFR+ 2.75%	0.00%	6.42%	2/12/2031	492,534	488,885	477,143
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (07/25)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	6/27/2029	2,774,631	2,773,459	2,737,645
First Brands Group, LLC (c)	Automotive	1st Lien Term Loan (3/21)	Loan	1M USD SOFR+ 0.00%	1.00%	0.00%	3/30/2027	1,404,140	90,412	784
First Brands Group, LLC (c)	Automotive	New Money DIP Term Loan A (10/25)	Loan	1M USD SOFR+ 0.00%	1.00%	0.00%	6/29/2026	1,597,186	1,459,537	293,483
First Brands Group, LLC (c)	Automotive	Roll-Up DIP Term Loan B (10/25)	Loan	1M USD SOFR+ 0.00%	1.00%	0.00%	6/29/2026	3,569,559	2,218,257	7,139
First Student Bidco Inc.	Transportation: Consumer	Term Loan C (01/26)	Loan	3M USD SOFR+ 2.50%	0.00%	6.17%	8/15/2030	707,702	705,487	706,379
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+ 4.50%	1.00%	8.17%	2/5/2029	1,179,000	1,156,545	1,181,582
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+ 1.75%	0.50%	5.42%	11/29/2030	3,675,000	3,668,121	3,610,688
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	4/25/2031	4,188,685	4,184,968	3,790,760
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+ 2.25%	0.00%	5.88%	9/16/2031	1,900,638	1,901,053	1,853,331
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+ 2.00%	0.50%	5.67%	1/20/2032	1,335,471	1,332,852	1,334,910
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+ 1.75%	0.00%	5.42%	4/10/2031	1,481,250	1,475,521	1,478,747
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.00%	5.65%	10/4/2030	383,422	382,138	383,614
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+ 7.50%	3.00%	11.17%	7/31/2029	4,748,790	4,693,939	4,763,654
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	5/30/2031	930,782	930,782	896,780
GOLDEN WEST PACKAGING GROUP LLC (c)	Forest Products & Paper	Term Loan B1 (06/25)	Loan	1M USD SOFR+ 5.25%	0.75%	9.35%	6/27/2031	1,750,000	1,744,125	1,070,423
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+ 4.75%	0.00%	8.57%	4/30/2028	469,651	641,354	143,243
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+ 3.25%	0.75%	6.92%	1/20/2032	950,641	948,924	948,265
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.00%	5.67%	1/24/2029	121,563	121,483	121,866
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	2/25/2030	2,343,071	2,343,071	2,335,011
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.00%	7.42%	6/30/2028	2,061,930	2,027,902	1,580,820

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+ 2.00%	0.50%	5.68%	7/14/2028	2,678,618	2,678,618	2,674,306
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	11/8/2030	1,500,000	1,497,879	1,504,845
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+ 6.75%	0.50%	10.42%	4/12/2029	2,882,670	2,882,597	2,883,708
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+ 3.75%	0.75%	7.54%	11/17/2028	2,163,198	2,159,946	2,149,678
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Hudson River 1/26	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	3/18/2030	5,717,625	5,648,595	5,643,753
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+ 3.00%	0.00%	6.67%	1/19/2032	2,210,322	2,039,275	2,208,023
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 2.75%	0.50%	6.42%	2/15/2031	2,947,799	2,938,339	2,794,514
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+ 3.50%	0.75%	7.16%	3/2/2028	4,678,430	4,676,802	3,719,351
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+ 3.00%	0.50%	6.67%	11/1/2028	2,415,776	2,410,653	2,385,579
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+ 3.75%	0.00%	7.52%	3/13/2030	487,500	484,204	379,031
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+ 3.25%	0.00%	6.92%	2/18/2030	980,094	973,648	820,829
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	8.02%	4/2/2029	2,667,363	2,630,839	2,158,351
Ingram Micro Inc.	Wholesale	Term Loan B (6/25)	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	9/22/2031	450,298	448,093	451,144
Inmar, Inc.	Services: Business	Term Loan B (06/25)	Loan	3M USD SOFR+ 4.50%	0.50%	8.17%	10/30/2031	3,266,898	3,222,520	3,177,058
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	8.04%	3/16/2029	471,250	469,569	454,521
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B (11/25)	Loan	1M USD SOFR+ 2.50%	0.50%	6.17%	12/16/2030	486,195	483,914	484,119
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+ 2.50%	0.00%	2.50%	4/13/2028	1,509,341	1,242,094	75,467
Isolved Inc.	Services: Business	Infinisource/iSolved 7/25 Cov-lite TL B	Loan	1M USD SOFR+ 2.75%	0.00%	6.42%	10/15/2030	614,129	609,564	571,527
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.00%	5.82%	12/15/2031	3,800,000	3,800,000	3,675,132
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.75%	0.75%	7.42%	3/1/2028	2,865,975	2,840,446	2,839,694
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+ 7.00%	1.00%	10.67%	9/30/2030	233,182	233,182	186,546
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan (9/25)	Loan	3M USD SOFR+ 5.50%	0.00%	9.17%	9/30/2032	1,103,261	571,479	551,630
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 2.50%	0.50%	6.18%	4/10/2030	975,206	955,785	968,701
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed 0.00%	0.00%	10.00%	9/27/2027	1,127,568	818,937	107,119
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+ 3.75%	0.50%	7.72%	2/23/2029	980,422	970,513	974,706
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+ 5.50%	1.00%	9.28%	8/26/2027	1,493,382	1,491,106	1,314,176
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan (9/25)	Loan	1M USD SOFR+ 2.50%	0.00%	6.18%	6/17/2030	961,092	951,264	960,496
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B (9/25)	Loan	3M USD SOFR+ 3.75%	0.75%	7.42%	3/29/2029	2,539,884	2,494,092	2,528,785
MAGNITE, INC.	Services: Business	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	6.67%	2/6/2031	3,209,517	3,185,690	3,177,422

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	4/1/2031	1,297,318	1,297,318	1,294,619
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+ 5.00%	0.50%	8.67%	10/3/2030	1,965,000	1,867,659	1,611,791
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.50%	6.42%	8/6/2031	579,182	576,274	577,282
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+ 4.25%	0.75%	8.18%	4/8/2028	2,392,299	2,385,209	2,387,323
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+ 2.75%	0.00%	6.42%	3/21/2031	492,525	490,631	488,462
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+ 4.75%	0.50%	8.41%	6/1/2030	2,933,988	2,654,564	1,915,483
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+ 3.75%	0.50%	7.42%	12/31/2030	313,244	287,511	308,389
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+ 2.50%	0.50%	6.17%	11/24/2028	2,881,401	2,879,478	2,661,176
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan (3/25)	Loan	1M USD SOFR+ 5.50%	0.00%	9.17%	3/25/2030	3,208,542	3,122,422	3,220,574
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 6.00%	0.00%	9.67%	12/5/2030	1,922,848	1,921,097	1,886,198
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+ 7.50%	1.00%	12.89%	8/9/2026	2,317,073	2,312,037	1,567,894
Nielsen Consumer Inc.	Services: Business	Term Loan (08/25)	Loan	1M USD SOFR+ 2.25%	0.50%	5.92%	10/7/2030	2,154,574	2,153,950	2,079,164
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+ 1.75%	0.50%	5.42%	9/12/2029	955,000	952,861	928,737
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	6M USD SOFR+ 3.25%	0.00%	7.04%	4/3/2028	479,041	476,798	478,442
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+ 5.00%	0.75%	8.82%	12/22/2028	1,925,000	1,918,692	1,764,590
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	3M USD SOFR+ 3.50%	0.50%	7.42%	2/23/2029	1,319,846	1,288,190	1,290,704
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+ 1.75%	0.50%	5.42%	1/31/2030	838,682	822,775	814,746
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+ 3.50%	0.50%	7.17%	5/2/2030	460,397	454,127	459,103
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	3/17/2031	1,179,075	1,178,728	1,177,436
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.75%	0.50%	8.66%	7/6/2028	930,329	926,455	860,555
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B (12/25)	Loan	3M USD SOFR+ 3.25%	0.50%	6.95%	2/28/2030	2,433,760	2,417,597	2,434,272
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+ 5.75%	0.50%	9.41%	8/1/2029	2,917,234	2,660,957	2,042,063
Pathway Partners Vet Management Company LLC (c)	Consumer goods: Non-durable	Term Loan B (03/25)	Loan	3M USD SOFR+ 5.00%	1.00%	8.67%	6/30/2028	-	6,950	-
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+ 2.00%	0.00%	5.67%	7/18/2031	782,573	782,327	780,460
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+ 3.25%	0.50%	6.92%	2/28/2029	962,978	962,623	798,068
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+ 3.25%	0.50%	7.18%	12/29/2028	1,444,621	1,442,234	1,391,531

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.17%	5/3/2029	965,000	962,640	966,476
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	2/21/2031	955,542	955,542	953,564
PHYSICIAN PARTNERS, LLC (b) (c)	Healthcare & Pharmaceuticals	Term Loan B1 (1/25)	Loan	3M USD SOFR+ 1.50%	0.00%	5.32%	12/31/2029	1,865,532	985,648	895,455
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+ 2.75%	0.00%	6.54%	3/13/2028	4,286,250	4,283,564	3,974,168
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan (07/25)	Loan	3M USD SOFR+ 2.75%	0.00%	6.42%	11/3/2031	478,962	478,042	474,474
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+ 4.75%	0.75%	8.54%	2/12/2028	3,942,289	3,932,110	2,534,340
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+ 3.25%	0.50%	6.92%	12/15/2028	2,888,325	2,877,497	2,451,466
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.00%	5.67%	10/13/2030	1,769,515	1,757,142	1,765,286
Primo Brands Corporation	Beverage, Food & Tobacco	Term Loan B (01/25)	Loan	3M USD SOFR+ 2.25%	0.50%	5.92%	3/31/2028	1,433,030	1,430,561	1,431,497
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (07/25)	Loan	1M USD SOFR+ 3.75%	0.50%	7.42%	7/30/2032	2,830,585	2,817,297	2,761,009
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+ 5.25%	0.50%	9.02%	7/20/2029	970,000	930,838	603,825
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.75%	0.00%	8.42%	3/15/2030	244,372	244,095	236,022
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+ 2.25%	0.00%	5.92%	6/28/2030	1,222,487	1,215,995	1,084,958
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	4/14/2031	982,575	980,934	981,475
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+ 2.75%	0.75%	6.53%	5/15/2028	2,018,945	1,329,862	826,092
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+ 6.25%	0.75%	10.03%	5/15/2028	541,399	538,133	537,338
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+ 3.00%	0.00%	6.67%	3/18/2030	2,431,842	2,374,944	2,430,626
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+ 3.00%	0.50%	6.93%	4/24/2028	957,500	957,300	882,499
Rent-A-Center, Inc.	Retail	Term Loan B (08/25)	Loan	3M USD SOFR+ 2.75%	0.50%	6.42%	8/13/2032	1,825,515	1,806,157	1,820,951
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+ 5.00%	1.00%	8.91%	7/15/2028	335,333	332,328	330,303
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+ 5.50%	1.00%	9.41%	10/15/2028	2,858,408	2,768,737	1,667,881
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+ 2.00%	0.00%	5.66%	2/11/2028	674,488	674,488	673,227
Resolute Investment Managers (American Beacon), Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+ 6.50%	1.00%	10.43%	10/30/2028	1,948,080	1,948,081	1,504,892
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+ 2.50%	0.50%	6.29%	10/20/2028	3,357,249	3,355,349	3,295,140
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan B (2/25)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	3/4/2032	931,115	931,115	935,771
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+ 2.00%	0.00%	5.67%	9/15/2031	1,441,374	1,434,941	1,437,771
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+ 5.00%	0.50%	8.77%	3/10/2028	2,383,643	2,361,520	2,332,991
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	2/28/2030	318,750	317,260	319,349
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	7.54%	4/20/2028	939,236	937,872	931,017

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+ 3.00%	0.50%	6.65%	4/4/2029	486,344	485,950	476,213
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	7/31/2031	975,193	970,172	942,524
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+ 1.75%	0.00%	5.42%	11/5/2028	350,000	349,707	350,875
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD SOFR+ 3.75%	0.50%	7.68%	8/28/2028	1,915,000	1,912,199	716,765
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+ 1.75%	0.50%	5.41%	3/23/2030	1,245,101	1,241,692	1,243,544
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	6.67%	4/2/2029	505,257	503,333	505,677
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	6.67%	8/2/2030	1,920,000	1,917,584	1,914,163
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	2/23/2032	2,246,400	2,245,458	2,246,400
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 1.75%	0.50%	5.43%	9/22/2028	200,250	199,674	200,546
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+ 5.75%	0.50%	9.41%	9/4/2029	4,220,701	4,178,169	3,766,976
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+ 4.00%	0.00%	7.67%	9/27/2030	1,228,125	1,215,137	1,187,340
Storable, Inc	High Tech Industries	Term Loan B (3/25)	Loan	1M USD SOFR+ 3.25%	0.00%	6.92%	4/16/2031	481,363	481,250	459,099
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Superannuation and Investments/CFS 1/26 TL	Loan	1M USD SOFR+ 2.50%	0.50%	6.17%	12/1/2028	960,175	956,194	953,876
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+ 3.50%	0.00%	7.17%	3/27/2031	491,288	487,342	492,978
Sweetwater Borrower, LLC	Retail	Term Loan B (2/26)	Loan	1M USD SOFR+ 4.00%	0.00%	7.66%	2/17/2033	1,895,910	1,854,369	1,898,280
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+ 4.00%	0.75%	7.93%	4/24/2028	2,394,950	2,394,735	2,037,216
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+ 4.75%	0.50%	8.42%	4/2/2029	970,182	964,903	940,670
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+ 2.75%	0.50%	6.54%	7/7/2028	960,000	959,716	954,605
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+ 2.25%	0.00%	5.92%	11/15/2030	94,142	93,485	93,906
Torrid LLC	Wholesale	Term Loan 5/21	Loan	1M USD SOFR+ 5.50%	0.75%	9.29%	6/14/2028	2,922,221	2,705,250	1,168,888
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	7.04%	4/17/2028	2,260,738	2,186,326	2,253,956
Tosca Services, LLC (c)	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+ 5.50%	1.50%	9.17%	11/30/2028	80,509	79,712	81,224
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	6/24/2031	599,927	599,530	594,006
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	3M USD SOFR+ 2.50%	0.00%	6.17%	9/30/2031	343,454	343,361	267,035
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+ 4.00%	0.75%	7.77%	11/2/2027	925,281	923,548	908,700
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan (09/25)	Loan	1M USD SOFR+ 2.75%	0.00%	6.42%	2/25/2028	1,203,008	1,201,345	1,205,017
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.29%	1/31/2029	2,379,366	2,379,365	2,371,442
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+ 4.25%	0.50%	7.92%	6/25/2029	241,250	237,262	238,234
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+ 5.00%	0.75%	8.82%	1/19/2029	2,271,234	2,234,639	1,704,243
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	3M USD SOFR+ 7.75%	1.00%	11.42%	6/16/2026	1,259,184	1,259,163	1,212,758
Verifone Systems, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (03/25)	Loan	3M USD SOFR+ 5.25%	0.00%	9.18%	8/21/2028	1,188,774	1,188,361	1,089,428
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+ 2.25%	0.75%	5.92%	12/6/2030	962,997	961,733	962,997
Vertiv Group Corporation	Capital Equipment	Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	8/12/2032	1,901,601	1,901,601	1,901,601

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+ 4.50%	0.50%	8.29%	3/5/2029	2,907,129	2,869,038	2,906,780
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	12/20/2030	1,851,605	1,850,971	1,854,956
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	3M USD SOFR+ 1.75%	0.00%	5.57%	1/24/2031	1,250,000	1,250,000	1,251,563
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+ 3.00%	0.50%	6.67%	3/2/2028	2,631,521	2,627,980	2,632,626
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.75%	0.00%	7.42%	1/31/2028	4,725,068	4,725,067	4,032,042
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	3/31/2028	2,866,626	2,864,574	2,849,312
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (02/25)	Loan	1M USD SOFR+ 2.75%	0.00%	6.42%	8/1/2030	490,062	490,062	488,989
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+ 1.75%	0.00%	5.42%	5/24/2030	977,613	974,397	980,330
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+ 2.50%	0.00%	6.17%	6/8/2028	1,481,388	1,481,214	1,473,981
Zayo Group, LLC (c)	Telecommunications	Term Loan (09/25)	Loan	1M USD SOFR+ 3.00%	0.00%	6.79%	3/11/2030	620,347	615,143	596,308
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+ 3.00%	0.50%	6.69%	11/1/2030	1,838,369	1,832,728	1,832,909
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+ 2.25%	0.00%	5.91%	1/24/2031	1,428,583	1,427,966	1,430,769
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+ 5.25%	0.00%	8.92%	2/8/2028	1,940,000	1,896,965	1,828,450
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+ 1.93%	0.50%	5.70%	1/29/2029	480,000	479,676	479,280
TOTAL INVESTMENTS									$382,812,855	$354,116,571

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	22,319,387	$22,319,387	$22,319,387
Total cash and cash equivalents	22,319,387	$22,319,387	$22,319,387

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2026.
(b)	As of February 28, 2026, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of February 28, 2026.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of February 28, 2026 was 3.86%.

3M SOFR - The 3-month SOFR rate as of February 28, 2026 was 3.79%.

6M SOFR - The 6-month SOFR rate as of February 28, 2026 was 3.70%.

Prime - The Prime Rate as of February 28, 2026 was 7.00%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					296,227	$216,246	$204,397
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity					7,917	3,736	2,895
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity					7,917	3,129	2,883
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Common Stock	Equity					24,148	670,107	682,181
Envision Parent Inc	Healthcare & Pharmaceuticals	Common Stock	Equity					4,410	175,000	50,715
Envision Parent Inc	Healthcare & Pharmaceuticals	Warrants	Equity					92,837	-	4,642
Instant Brands Litigation Trust	Consumer goods: Durable	Equity Interests	Equity					51,095	35,250	151,056
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity					86,398	-	-
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity					24,320	1,034,581	231,040
URS TOPCO, LLC	Transportation: Cargo	Common Stock	Equity					25,330	440,405	354,620
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Common Stock	Equity					41,758	-	-
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	9/20/2030	$1,436,662	1,419,292	1,429,076
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	7.66%	2/7/2029	2,448,533	2,374,623	2,398,044
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+ 5.25%	0.00%	9.50%	7/8/2028	3,036,695	2,797,339	2,936,484
Adtalem Global Education Inc.	Services: Business	Term Loan B (08/24)	Loan	1M USD SOFR+ 2.75%	0.75%	7.07%	8/12/2028	352,462	350,628	352,902
Aegis Sciences Corporation	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 5.50%	1.00%	10.28%	5/9/2025	2,267,140	2,265,721	1,271,865
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+ 3.00%	0.00%	7.26%	5/1/2030	2,154,146	2,140,760	2,093,119
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	1M USD SOFR+ 3.00%	0.75%	7.30%	2/1/2031	2,895,655	2,838,488	2,902,228
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+ 2.00%	0.00%	6.34%	3/21/2031	992,500	990,413	995,607
AIT Worldwide Logistics Holdings, Inc.	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+ 4.00%	0.75%	8.30%	4/8/2030	2,455,696	2,341,381	2,458,250
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan B (01/21)	Loan	1M USD SOFR+ 2.50%	0.50%	6.94%	2/4/2028	240,624	240,582	241,166
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+ 5.50%	0.00%	9.98%	2/10/2027	4,303,877	4,290,645	2,571,566
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B6 (09/24)	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	9/19/2031	797,021	797,021	795,579
Allied Universal Holdco LLC	Services: Business	Term Loan 4/21	Loan	1M USD SOFR+ 3.75%	0.50%	8.17%	5/12/2028	1,935,000	1,930,761	1,936,529
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	First Lien Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	5/31/2030	249,375	249,375	249,532
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+ 6.50%	3.50%	10.92%	2/20/2029	500,000	487,543	500,000
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (02/25)	Loan	3M USD SOFR+ 6.50%	3.50%	10.92%	4/30/2030	545,284	545,284	539,831
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	6/11/2031	482,575	481,544	477,547
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	12/13/2029	480,000	469,318	478,200
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+ 5.75%	0.00%	10.07%	10/30/2029	2,926,807	2,925,603	2,945,099

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
American Trailer World Corp	Automotive	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	8.17%	3/3/2028	1,357,439	1,356,879	1,140,588
Anastasia Parent LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+ 3.75%	0.00%	8.34%	8/11/2025	937,500	937,084	765,084
Anchor Packaging, LLC	Containers, Packaging & Glass	Term Loan (12/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	7/18/2029	1,944,396	1,928,125	1,945,408
AP Core Holdings II LLC	High Tech Industries	Term Loan B1	Loan	1M USD SOFR+ 5.50%	0.75%	9.94%	9/1/2027	1,674,963	1,662,638	1,576,559
AP Core Holdings II LLC	High Tech Industries	Term Loan B2	Loan	1M USD SOFR+ 5.50%	0.75%	9.94%	9/1/2027	500,000	496,326	467,625
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+ 4.00%	0.00%	8.29%	7/27/2028	490,038	468,587	491,875
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.75%	0.00%	7.19%	5/15/2026	2,878,173	2,868,237	2,874,575
Apollo Commercial Real Estate Finance, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B1 (2/21)	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	3/6/2028	962,500	957,781	957,688
Aramark Services, Inc.	Services: Consumer	Term Loan B7 (03/24)	Loan	1M USD SOFR+ 2.00%	0.00%	6.32%	4/6/2028	1,753,715	1,750,058	1,758,538
Aramark Services, Inc.	Services: Consumer	Term Loan B8 (03/24)	Loan	1M USD SOFR+ 2.00%	0.00%	6.32%	6/22/2030	2,331,250	2,305,337	2,337,078
ARC FALCON I INC.	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.50%	0.50%	7.92%	9/23/2028	971,274	969,846	971,711
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	11/24/2028	493,000	489,289	494,543
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.50%	0.00%	7.82%	8/9/2030	2,622,898	2,610,006	2,616,891
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	8/2/2028	494,767	491,912	493,035
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term loan	Loan	1M USD SOFR+ 4.25%	0.00%	8.57%	12/23/2030	893,250	885,649	895,483
Assuredpartners Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B5 (02/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	2/14/2031	1,290,250	1,289,103	1,290,082
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+ 4.00%	0.00%	8.42%	8/19/2028	1,955,000	1,890,928	1,949,780
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	1M USD SOFR+ 4.25%	0.00%	8.56%	9/19/2030	2,912,179	2,908,959	2,898,521
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	2/15/2029	1,303,799	1,300,749	1,300,070
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	6/22/2030	1,472,622	1,429,929	1,472,136
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+ 1.75%	0.50%	6.08%	12/20/2029	851,048	844,987	852,546
AZURITY PHARMACEUTICALS, INC.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 6.62%	0.75%	11.05%	9/20/2027	425,000	418,550	422,344
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.00%	7.82%	10/10/2029	532,287	530,730	528,849

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	5/27/2031	1,640,279	1,630,478	1,642,329
Belfor Holdings Inc.	Services: Consumer	Term Loan 4/23	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	11/1/2030	1,490,834	1,478,738	1,498,288
Bengal Debt Merger Sub LLC	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+ 3.00%	0.50%	7.43%	1/24/2029	1,950,000	1,949,473	1,175,753
Blackstone Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	6.69%	4/23/2026	342,601	341,898	341,317
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	1/22/2031	1,425,751	1,422,525	1,423,712
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+ 2.75%	0.50%	7.06%	12/13/2029	488,806	479,686	488,669
Boost Newco Borrower, LLC (Worldpay)	Banking, Finance, Insurance & Real Estate	Term Loan B (01/25)	Loan	3M USD SOFR+ 2.00%	0.00%	6.29%	1/31/2031	498,750	496,603	498,127
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+ 3.00%	0.00%	7.29%	7/30/2031	1,007,194	1,003,006	1,004,766
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	6/16/2031	2,896,329	2,894,596	2,894,794
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	6.56%	1/27/2031	1,440,450	1,440,450	1,437,396
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+ 2.50%	0.00%	6.81%	7/1/2031	491,284	481,764	490,464
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B (01/25)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	11/22/2030	663,337	661,343	663,430
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B5 (09/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	11/2/2026	483,028	482,076	482,897
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	3/31/2028	2,412,500	2,400,434	2,418,531
Callaway Golf Company	Retail	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	3/16/2030	471,250	467,499	465,458
Calpine Corporation	Utilities: Electric	Term Loan B10 (01/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	1/31/2031	1,990,000	1,981,632	1,987,513
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+ 2.50%	0.75%	6.94%	6/5/2028	2,436,709	2,289,886	2,386,586
CAPSTONE BORROWER INC	Services: Business	Term Loan B (05/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.58%	6/17/2030	872,669	862,196	874,851
CareerBuilder, LLC	Services: Business	Term Loan B3	Loan	1M USD SOFR+ 2.50%	0.00%	6.94%	7/31/2026	4,089,659	4,079,749	204,483
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B (USD)	Loan	3M USD SOFR+ 3.75%	0.00%	8.32%	1/27/2027	1,929,894	1,925,694	1,192,520
CBL & Associates Limited Partnership	Retail	Term Loan 11/21	Loan	1M USD SOFR+ 2.75%	1.00%	7.17%	11/1/2025	2,085,112	1,976,819	1,978,250
CCC Intelligent Solutions Inc.	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+ 2.00%	0.50%	6.32%	9/16/2028	242,500	242,288	241,894
CCI Buyer, Inc	Telecommunications	Term Loan	Loan	3M USD SOFR+ 4.00%	0.75%	8.33%	12/17/2027	240,625	239,544	241,426
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.25%	0.50%	8.66%	3/6/2028	980,000	948,779	395,263
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+ 4.25%	0.75%	8.82%	3/6/2028	962,500	960,608	399,438
CCS-CMGC Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 5.50%	0.00%	10.28%	9/25/2025	1,140,869	1,139,841	386,047

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.58%	7/6/2029	990,019	968,890	903,640
CENTURI GROUP, INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.94%	8/28/2028	616,921	613,611	617,470
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	1M USD SOFR+ 4.25%	0.50%	8.57%	2/11/2028	1,473,806	1,410,924	1,469,886
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B3 (08/23)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	8/18/2028	2,369,720	2,339,142	2,358,866
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	3/17/2028	481,250	480,828	480,047
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.82%	5/17/2028	1,940,187	1,883,647	1,930,486
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	3M USD SOFR+ 2.00%	0.00%	6.33%	10/31/2031	4,826,890	4,826,890	4,832,344
Citco Funding LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	6M USD SOFR+ 2.75%	0.50%	7.31%	4/27/2028	987,538	984,246	994,529
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	5/6/2030	1,197,000	1,192,661	1,191,015
Claros Mortgage Trust, Inc	Banking, Finance, Insurance & Real Estate	Term Loan B-1 (11/21)	Loan	1M USD SOFR+ 4.50%	0.50%	8.92%	8/10/2026	3,368,637	3,360,331	3,099,146
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 3.18%	0.50%	7.50%	4/13/2029	1,220,000	1,199,733	1,219,244
Columbus McKinnon Corporation	Capital Equipment	Term Loan (03/24)	Loan	3M USD SOFR+ 2.50%	0.50%	6.83%	5/14/2028	361,967	361,543	361,062
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.50%	0.50%	8.82%	9/27/2029	2,865,844	2,801,249	2,491,679
Consolidated Communications, Inc.	Telecommunications	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.75%	7.94%	10/2/2027	2,714,005	2,592,779	2,700,788
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	6/2/2028	2,418,750	2,413,203	2,406,656
Cortes NP Acquisition Corp (Vertiv)	Capital Equipment	Term Loan B (12/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.06%	3/2/2027	1,920,785	1,920,785	1,918,921
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (09/24)	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	10/1/2031	1,576,094	1,568,099	1,576,536
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+ 2.25%	0.50%	6.58%	2/19/2029	750,000	730,356	752,723
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B2 (10/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	10/24/2031	485,063	483,905	485,974
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.75%	8.31%	1/30/2031	2,388,000	2,367,977	2,397,695
CTS Midco, LLC	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 6.00%	1.00%	10.55%	11/2/2027	1,919,403	1,894,257	1,919,403
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+ 3.25%	0.50%	7.56%	6/29/2029	762,038	735,302	721,079
DCert Buyer, Inc.	High Tech Industries	Term Loan	Loan	1M USD SOFR+ 4.00%	0.00%	8.32%	10/16/2026	1,439,547	1,439,547	1,394,748
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (11/22)	Loan	1M USD SOFR+ 3.50%	0.50%	7.92%	11/16/2029	5,292,000	5,206,553	5,270,514
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	11/1/2030	620,320	612,532	620,475
DexKo Global, Inc. (Dragon Merger)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+ 3.75%	0.50%	8.34%	10/4/2028	972,500	970,335	916,251
Diamond Sports Group, LLC	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+ 10.00%	1.00%	14.41%	5/25/2026	29,734	29,407	26,463
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+ 5.25%	0.75%	9.80%	8/2/2029	2,902,900	2,887,032	2,882,115

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+ 4.00%	0.50%	8.29%	10/4/2029	1,470,233	1,383,873	1,465,749
Dispatch Acquisition Holdings, LLC	Environmental Industries	Term Loan B (3/21)	Loan	3M USD SOFR+ 4.25%	0.75%	8.73%	3/25/2028	482,500	480,166	454,496
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+ 5.50%	0.75%	9.94%	11/30/2028	3,071,416	3,028,380	2,973,530
DOTDASH MEREDITH, INC.	Media: Advertising, Printing & Publishing	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.81%	12/1/2028	1,911,111	1,778,613	1,920,667
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	1M USD SOFR+ 5.25%	0.50%	9.67%	12/15/2028	3,892,437	3,790,333	3,773,718
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	3M USD SOFR+ 3.50%	0.00%	7.79%	6/17/2031	6,305,000	6,280,258	6,283,311
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B1 (01/25)	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	1/31/2030	2,014,107	2,013,573	2,009,072
DTZ U.S. Borrower, LLC	Construction & Building	2024-3 Term Loan (09/24)	Loan	1M USD SOFR+ 3.25%	0.50%	7.57%	1/31/2030	1,097,250	1,075,232	1,098,161
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+ 4.25%	1.00%	8.68%	4/11/2031	1,431,964	1,412,492	1,443,148
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	8/16/2028	970,169	967,824	967,336
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 3.75%	0.50%	8.16%	11/23/2028	1,945,000	1,943,317	1,923,663
Edelman Financial Group Inc., The	Banking, Finance, Insurance & Real Estate	Term Loan (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	4/7/2028	2,155,371	2,152,592	2,158,281
ELECTRON BIDCO INC.	Healthcare & Pharmaceuticals	Term Loan	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	11/1/2028	487,500	486,541	486,769
ELO Touch Solutions, Inc.	Media: Diversified & Production	Term Loan (12/18)	Loan	1M USD SOFR+ 6.50%	0.00%	10.94%	12/15/2025	2,137,656	2,124,478	2,137,656
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.50%	7.31%	3/30/2029	2,885,658	2,843,183	2,880,262
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	6M USD SOFR+ 2.50%	0.00%	6.93%	5/31/2030	990,000	986,329	986,594
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+ 4.00%	0.50%	8.32%	4/23/2031	1,995,000	1,977,056	1,995,000
Endure Digital, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.75%	7.92%	2/10/2028	2,412,500	2,407,887	1,668,654
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B3 (5/24)	Loan	3M USD SOFR+ 2.75%	0.50%	7.08%	10/31/2029	1,476,325	1,464,198	1,477,476
EOS U.S. FINCO LLC	Transportation: Cargo	Term Loan	Loan	6M USD SOFR+ 6.00%	0.50%	10.28%	10/9/2029	950,000	893,353	397,813
Equiniti Group PLC	Services: Business	Term Loan (12/24)	Loan	6M USD SOFR+ 3.75%	0.50%	8.03%	12/11/2028	970,069	964,262	976,937
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+ 2.75%	0.50%	7.07%	10/30/2030	1,125,000	1,110,800	1,130,625
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	2/12/2031	497,503	493,271	497,011
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (9/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	6/27/2029	2,795,563	2,793,344	2,794,389
First Brands Group, LLC	Automotive	1st Lien Term Loan (3/21)	Loan	3M USD SOFR+ 5.00%	1.00%	9.55%	3/30/2027	4,812,500	4,781,859	4,607,969
First Eagle Investment Management	Banking, Finance, Insurance & Real Estate	Term Loan B (02/24)	Loan	3M USD SOFR+ 3.00%	0.00%	7.33%	3/5/2029	5,053,465	5,046,585	5,052,454
First Student Bidco Inc.	Transportation: Consumer	Term Loan B (12/24)	Loan	3M USD SOFR+ 2.50%	0.50%	6.89%	7/21/2028	709,476	706,708	707,603
First Student Bidco Inc.	Transportation: Consumer	Term Loan C	Loan	3M USD SOFR+ 2.50%	0.50%	6.89%	7/21/2028	216,966	216,137	216,393
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+ 5.25%	1.00%	9.57%	2/5/2029	1,191,000	1,161,999	1,204,030
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+ 1.75%	0.50%	6.08%	11/29/2030	3,712,500	3,704,077	3,699,729

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Franchise Group, Inc.	Services: Consumer	New Money Term Commitments	Loan	1M USD SOFR+ 9.00%	1.00%	13.43%	5/6/2025	257,225	254,175	257,225
Franchise Group, Inc.	Services: Consumer	First Out Term Loan	Loan	6M USD SOFR+ 4.75%	0.75%	9.30%	3/10/2026	827,674	825,735	412,802
Franchise Group, Inc.	Services: Consumer	Term Loan B	Loan	3M USD SOFR+ 4.75%	0.75%	9.30%	3/10/2026	3,041,686	2,988,228	1,517,041
Franchise Group, Inc.	Services: Consumer	Term Loan DIP New Money	Loan	1M USD SOFR+ 9.00%	1.00%	13.43%	5/6/2025	355,828	353,546	355,828
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	4/25/2031	4,231,210	4,225,781	4,231,210
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+ 2.00%	0.00%	6.24%	9/16/2031	1,915,000	1,914,701	1,905,751
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+ 2.25%	0.50%	6.54%	1/20/2032	1,451,250	1,447,746	1,438,552
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+ 1.75%	0.00%	6.08%	4/10/2031	1,496,250	1,489,525	1,489,711
GGP Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.00%	2.96%	8/27/2025	2,323,401	2,300,582	2,318,312
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.00%	6.30%	10/4/2030	415,684	414,006	414,387
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+ 7.50%	3.00%	11.82%	7/31/2029	4,809,048	4,741,980	4,798,757
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	5/30/2031	940,231	940,231	938,473
GOLDEN WEST PACKAGING GROUP LLC	Forest Products & Paper	Term Loan (11/21)	Loan	6M USD SOFR+ 5.25%	0.75%	9.92%	12/1/2027	1,775,000	1,767,298	1,434,786
GOTO GROUP, INC.	High Tech Industries	First Lien Term Loan	Loan	3M USD SOFR+ 4.75%	0.00%	9.19%	4/30/2028	1,245,381	804,484	1,151,043
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+ 4.75%	0.00%	9.19%	4/30/2028	1,719,812	1,651,916	832,389
Graham Packaging Co Inc	Containers, Packaging & Glass	Term Loan B (07/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	8/4/2027	830,576	828,359	830,161
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+ 3.25%	0.75%	7.55%	1/20/2032	960,244	958,144	962,049
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.00%	6.31%	1/24/2029	142,188	142,044	142,898
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	2/25/2030	2,786,709	2,786,614	2,791,057
Groupe Solmax Inc.	Environmental Industries	Term Loan (6/21)	Loan	1M USD SOFR+ 4.75%	0.75%	9.19%	5/27/2028	2,412,086	2,134,984	2,133,827
GYP HOLDINGS III CORP.	Construction & Building	Term Loan (1/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	5/12/2030	246,881	245,937	247,037
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	6/30/2028	2,082,970	2,035,333	1,807,726
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+ 2.00%	0.50%	6.31%	7/14/2028	2,714,525	2,713,474	2,704,780
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	11/8/2030	1,500,000	1,497,236	1,505,160
HLF Financing SARL (Herbalife)	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+ 6.75%	0.50%	11.07%	4/12/2029	3,038,490	3,037,561	3,036,606
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+ 3.75%	0.75%	8.19%	11/17/2028	2,189,325	2,184,763	2,130,935

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	3/29/2030	5,775,525	5,692,371	5,770,327
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+ 3.25%	0.00%	7.55%	1/19/2032	2,232,648	2,038,638	2,215,904
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	2/18/2031	2,977,538	2,966,717	2,968,992
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+ 3.50%	0.75%	7.79%	3/2/2028	4,726,151	4,723,056	4,447,167
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+ 3.00%	0.50%	7.32%	11/1/2028	2,440,193	2,433,243	2,440,193
INDY US BIDCO, LLC	Services: Business	Term Loan (01/25)	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	3/6/2028	2,170,828	2,170,359	2,166,313
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+ 3.75%	0.00%	8.17%	3/13/2030	492,500	488,601	474,031
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	2/18/2030	990,019	982,264	973,931
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	8.67%	4/2/2029	2,694,512	2,647,631	2,627,149
Informatica Inc.	High Tech Industries	Term Loan B (06/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	10/27/2028	486,250	486,237	485,642
Ingram Micro Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+ 2.75%	0.00%	7.08%	9/17/2031	693,439	689,636	697,343
Inmar, Inc.	Services: Business	Term Loan (06/23)	Loan	3M USD SOFR+ 5.00%	1.00%	9.31%	10/30/2031	3,299,855	3,234,272	3,303,980
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+ 4.25%	0.00%	8.69%	3/16/2029	476,250	472,714	475,826
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.75%	6.82%	12/15/2027	492,487	489,357	491,935
Isagenix International, LLC	Beverage, Food & Tobacco	Term Loan	Loan	6M USD SOFR+ 2.50%	0.00%	2.50%	4/13/2028	1,378,403	1,025,602	186,084
Isolved Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	10/15/2030	620,324	614,960	624,394
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+ 2.00%	0.00%	6.30%	12/15/2031	3,840,000	3,839,989	3,790,810
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	1M USD SOFR+ 3.75%	0.75%	8.07%	3/1/2028	2,895,000	2,858,590	2,872,072
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan 7/23	Loan	Prime 6.50%	1.00%	14.00%	11/20/2027	3,370,462	3,360,549	134,818
Kleopatra Finco S.a r.l.	Containers, Packaging & Glass	Term Loan (1/21) (USD)	Loan	6M USD SOFR+ 4.73%	0.50%	9.23%	2/12/2026	1,443,750	1,443,745	1,348,304
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 2.50%	0.50%	6.82%	4/10/2030	985,081	961,555	988,775
KREF Holdings X LLC	Banking, Finance, Insurance & Real Estate	Term Loan (11/21)	Loan	3M USD SOFR+ 3.50%	0.50%	8.06%	9/1/2027	481,363	476,486	481,363
Lakeland Tours, LLC	Hotel, Gaming & Leisure	Holdco Fixed Term Loan	Loan	Fixed 0.00%	0.00%	8.00%	9/27/2027	1,127,568	680,756	28,189
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+ 3.75%	0.50%	8.19%	2/23/2029	991,609	978,723	970,954
Lealand Finance Company B.V.	Energy: Oil & Gas	Exit Term Loan	Loan	1M USD SOFR+ 1.00%	0.00%	5.43%	12/31/2027	366,724	366,724	149,257
LHS BORROWER, LLC	Construction & Building	Term Loan (02/22)	Loan	1M USD SOFR+ 4.75%	0.50%	9.17%	2/16/2029	2,450,166	2,120,597	2,266,403
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+ 5.50%	1.00%	9.93%	8/26/2027	1,576,347	1,572,295	1,500,163
Liquid Tech Solutions Holdings, LLC	Services: Business	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	8.18%	3/17/2028	967,500	966,360	969,919

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
LOYALTY VENTURES INC.	Services: Business	Loyalty Ventures Claims	Term Loan B	Prime 5.50%	0.50%	14.00%	11/3/2027	2,913,525	2,905,305	211,231
LSF11 A5 HOLDCO LLC	Chemicals, Plastics, & Rubber	Term Loan B (06/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.93%	10/15/2028	1,622,206	1,607,812	1,621,622
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	6/14/2030	970,924	959,085	970,924
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan Extended	Loan	1M USD SOFR+ 5.25%	0.75%	9.57%	3/29/2029	2,671,805	2,610,533	2,680,167
Lumen Technologies Inc	Telecommunications	Term Loan B1 (3/24)	Loan	1M USD SOFR+ 2.35%	2.00%	6.79%	4/16/2029	1,608,268	1,607,707	1,512,785
Lumen Technologies Inc	Telecommunications	Term Loan B2 (3/24)	Loan	1M USD SOFR+ 2.35%	2.00%	6.79%	4/15/2030	1,608,268	1,607,702	1,507,767
MAGNITE, INC.	Services: Business	Term Loan B (09/24)	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	2/6/2031	3,233,770	3,205,941	3,278,235
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	4/1/2031	1,310,489	1,310,489	1,310,489
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+ 5.00%	0.50%	9.31%	10/3/2030	1,985,000	1,870,513	1,942,819
Mayfield Agency Borrower Inc. (FeeCo)	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+ 3.00%	0.00%	7.29%	12/29/2031	3,415,608	3,349,332	3,405,634
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan (1/25)	Loan	3M USD SOFR+ 3.25%	0.50%	7.55%	8/6/2031	1,244,525	1,236,501	1,251,134
Michaels Companies Inc	Retail	Term Loan B (Magic Mergeco)	Loan	3M USD SOFR+ 4.25%	0.75%	8.84%	4/8/2028	2,417,349	2,407,248	1,957,038
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	3/21/2031	497,500	495,226	498,067
MKS Instruments, Inc.	High Tech Industries	Term Loan B (01/25)	Loan	1M USD SOFR+ 2.00%	0.50%	6.32%	8/17/2029	1,280,586	1,278,776	1,281,227
Momentive Performance Materials Inc.	Chemicals, Plastics, & Rubber	Term Loan (03/23)	Loan	1M USD SOFR+ 4.00%	0.00%	8.32%	3/28/2028	491,250	477,801	490,331
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+ 4.75%	0.50%	9.15%	6/1/2030	2,963,850	2,633,472	2,846,363
Mosel Bidco SE	High Tech Industries	Term Loan B	Loan	3M USD SOFR+ 4.50%	0.50%	8.83%	9/28/2030	500,000	495,844	501,250
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+ 3.75%	0.00%	8.04%	12/31/2030	315,611	285,615	313,638
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	Second-Out Term Loan (01/25)	Loan	3M USD SOFR+ 4.60%	0.00%	9.15%	12/31/2030	2,616,207	2,460,718	2,198,556
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+ 2.50%	0.50%	6.82%	11/24/2028	2,910,506	2,906,771	2,886,873
Napa Management Services Corp	Healthcare & Pharmaceuticals	Term Loan B (02/22)	Loan	1M USD SOFR+ 5.25%	0.75%	9.67%	2/22/2029	2,939,547	2,497,131	2,712,966
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	6M USD SOFR+ 3.50%	0.00%	8.17%	11/14/2025	3,269,852	3,265,583	3,253,503
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan 2/21	Loan	3M USD SOFR+ 3.75%	0.75%	8.48%	3/2/2028	2,680,348	2,676,078	2,623,658
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan C 2/21	Loan	3M USD SOFR+ 3.75%	0.75%	8.18%	3/2/2028	87,464	87,262	85,614
Nexstar Broadcasting, Inc. (Mission Broadcasting)	Media: Broadcasting & Subscription	Term Loan	Loan	1M USD SOFR+ 2.50%	0.00%	6.94%	9/18/2026	571,911	570,138	571,356
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+ 7.50%	1.00%	11.90%	8/9/2026	2,382,698	2,373,272	1,894,245

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
NorthPole Newco S.a.r.l	Aerospace & Defense	Term Loan	Loan	Prime 7.00%	0.00%	14.50%	3/3/2025	-	-	-
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+ 1.75%	0.50%	6.07%	9/12/2029	970,000	967,278	967,507
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.55%	4/3/2028	483,926	480,497	485,591
Novae LLC	Automotive	Term Loan B	Loan	1M USD SOFR+ 5.00%	0.75%	9.42%	12/22/2028	1,945,000	1,935,728	1,819,800
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	1M USD SOFR+ 3.50%	0.50%	7.92%	2/23/2029	2,442,273	2,367,591	2,262,498
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+ 1.75%	0.50%	6.07%	1/31/2030	921,883	900,638	920,731
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	5/2/2030	492,500	484,592	491,269
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+ 2.75%	0.00%	7.07%	3/17/2031	1,191,000	1,190,157	1,194,347
PACTIV EVERGREEN GROUP HOLDINGS INC.	Containers, Packaging & Glass	Term Loan B4 (05/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	9/24/2028	921,247	919,105	920,841
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.75%	0.50%	9.30%	7/6/2028	941,176	935,900	876,866
PAR PETROLEUM LLC	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+ 3.75%	0.50%	8.04%	2/28/2030	2,458,727	2,438,711	2,448,474
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+ 5.75%	0.50%	10.05%	8/1/2029	2,947,386	2,631,038	2,597,384
Pathway Partners Vet Management Company LLC	Services: Business	Term Loan	Loan	3M USD SOFR+ 3.75%	0.00%	8.34%	3/31/2027	476,580	472,582	387,545
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+ 2.00%	0.00%	6.32%	7/18/2031	790,518	789,679	788,834
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	1M USD SOFR+ 3.25%	0.50%	7.57%	2/28/2029	973,627	972,968	969,246
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+ 3.25%	0.50%	7.80%	12/29/2028	1,459,630	1,456,242	1,379,350
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+ 2.50%	0.50%	6.82%	5/3/2029	975,000	971,989	976,463
Peraton Corp.	Aerospace & Defense	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	8.17%	2/1/2028	5,181,328	5,175,310	4,677,754
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	2/21/2031	965,218	965,218	961,444
PHYSICIAN PARTNERS, LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 4.00%	0.50%	8.74%	12/22/2028	2,928,567	2,881,253	1,156,784
Plastipak Holdings Inc.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.50%	6.57%	12/1/2028	1,795,294	1,791,011	1,796,892
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+ 2.75%	0.00%	7.19%	3/13/2028	4,331,250	4,327,202	4,316,351
PMHC II, INC.	Chemicals, Plastics, & Rubber	Term Loan (02/22)	Loan	3M USD SOFR+ 4.25%	0.50%	8.69%	4/21/2029	1,955,000	1,949,220	1,890,368
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan B (10/24)	Loan	3M USD SOFR+ 3.25%	0.00%	7.58%	11/3/2031	482,575	481,443	483,178
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+ 4.75%	0.75%	9.19%	2/12/2028	4,020,266	4,001,931	3,897,648
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+ 3.25%	0.50%	7.69%	12/15/2028	2,917,500	2,903,248	2,917,500
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+ 2.00%	0.00%	6.31%	10/13/2030	1,990,013	1,973,564	1,985,834
Primo Brands Corporation	Beverage, Food & Tobacco	Term Loan B (01/25)	Loan	3M USD SOFR+ 2.25%	0.50%	6.56%	3/31/2028	1,447,505	1,443,799	1,448,620

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (5/24)	Loan	1M USD SOFR+ 4.75%	0.50%	9.07%	5/16/2031	2,872,211	2,857,095	2,875,802
PriSo Acquisition Corporation	Construction & Building	Term Loan (01/21)	Loan	3M USD SOFR+ 3.25%	0.75%	7.82%	12/28/2027	481,239	480,294	466,152
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+ 5.25%	0.50%	9.64%	7/20/2029	980,000	930,969	871,387
Propulsion (BC) Finco	Aerospace & Defense	Term Loan B (10/24)	Loan	3M USD SOFR+ 3.25%	0.50%	7.58%	9/14/2029	742,457	736,171	745,509
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.75%	0.00%	9.07%	3/15/2030	465,765	465,063	465,570
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+ 2.25%	0.00%	6.57%	6/28/2030	1,234,994	1,226,841	1,233,450
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	4/14/2031	992,500	990,531	990,981
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+ 2.75%	0.75%	7.17%	5/15/2028	2,040,103	1,143,598	1,165,409
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+ 6.25%	0.75%	10.67%	5/15/2028	546,909	542,424	563,705
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+ 3.00%	0.00%	7.30%	3/18/2030	2,456,406	2,386,949	2,452,108
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+ 3.00%	0.50%	7.59%	4/24/2028	967,500	966,881	960,747
Rent-A-Center, Inc.	Retail	Term Loan B2 (9/21)	Loan	3M USD SOFR+ 2.75%	0.50%	7.04%	2/17/2028	1,840,124	1,815,493	1,839,351
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+ 5.00%	1.00%	9.58%	7/15/2028	338,737	334,497	339,018
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+ 5.50%	1.00%	10.08%	7/15/2028	2,887,427	2,767,310	2,721,400
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.06%	2/14/2028	674,488	674,302	675,756
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+ 6.50%	1.00%	11.09%	4/30/2027	1,948,473	1,948,473	1,930,449
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+ 2.50%	0.50%	6.94%	10/20/2028	3,392,312	3,389,647	3,339,595
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	6.17%	2/4/2027	996,705	996,705	996,944
Russell Investments US Inst’l Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B PIK (3/24)	Loan	3M USD SOFR+ 5.00%	1.00%	9.29%	5/30/2027	5,764,065	5,754,497	5,539,266
RV Retailer LLC	Automotive	Term Loan	Loan	1M USD SOFR+ 3.75%	0.75%	8.17%	2/8/2028	2,897,881	2,869,896	2,714,039
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	9/15/2031	1,455,934	1,448,552	1,453,750
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+ 5.00%	0.50%	9.42%	3/10/2028	2,408,668	2,376,694	2,403,996
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	2/28/2030	441,250	438,790	440,147
Schweitzer-Mauduit International, Inc.	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.75%	0.75%	8.19%	4/20/2028	939,236	936,933	933,365
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+ 3.00%	0.50%	7.30%	4/4/2029	491,269	490,668	491,087
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	3M USD SOFR+ 3.00%	0.00%	7.31%	7/31/2031	985,031	978,594	985,297

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+ 1.75%	0.00%	6.08%	11/5/2028	500,000	499,374	501,500
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD SOFR+ 3.75%	0.50%	8.18%	8/28/2028	1,935,000	1,930,481	1,248,733
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+ 1.75%	0.50%	6.06%	3/23/2030	1,257,709	1,253,356	1,257,709
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 3.00%	0.00%	7.32%	4/2/2029	509,075	506,578	510,984
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+ 3.00%	0.00%	7.31%	8/2/2030	1,940,000	1,935,791	1,945,820
Specialty Pharma III Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+ 4.25%	0.75%	8.67%	3/31/2028	1,935,000	1,925,487	1,847,925
Spin Holdco, Inc.	Services: Consumer	Term Loan 3/21	Loan	3M USD SOFR+ 4.00%	0.75%	8.71%	3/4/2028	2,887,500	2,880,793	2,496,128
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+ 2.75%	0.50%	7.94%	5/12/2028	2,269,091	2,267,559	2,274,764
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 1.75%	0.50%	6.07%	9/22/2028	210,250	209,230	210,250
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+ 5.75%	0.50%	10.04%	9/4/2029	4,263,551	4,210,817	4,001,726
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+ 4.00%	0.00%	8.33%	9/27/2030	1,240,625	1,225,176	1,214,088
Storable, Inc	High Tech Industries	Term Loan B	Loan	1M USD SOFR+ 3.50%	0.50%	7.82%	4/17/2028	485,000	484,751	484,913
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 3.75%	0.50%	8.19%	12/1/2028	970,000	964,328	974,608
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	3/27/2031	496,250	491,740	498,811
Sweetwater Borrower, LLC	Retail	Term Loan (8/21)	Loan	1M USD SOFR+ 4.25%	0.75%	8.69%	8/2/2028	2,083,452	2,022,885	2,083,452
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+ 4.00%	0.75%	8.55%	4/24/2028	2,419,962	2,419,490	2,377,105
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+ 4.75%	0.50%	9.08%	4/2/2029	980,032	973,273	969,624
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+ 2.75%	0.50%	7.19%	7/7/2028	970,000	969,283	971,213
Teneo Holdings LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (03/24)	Loan	1M USD SOFR+ 4.75%	1.00%	9.07%	3/13/2031	3,473,750	3,442,264	3,500,880
Ten-X, LLC	Banking, Finance, Insurance & Real Estate	Term Loan 5/23	Loan	6M USD SOFR+ 6.00%	0.00%	10.25%	5/25/2028	1,860,000	1,860,000	1,616,340
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	11/15/2030	291,839	289,445	292,569
TIBCO Software Inc	High Tech Industries	Term Loan (Cov-Lite) (10/24)	Loan	3M USD SOFR+ 3.75%	0.50%	8.08%	3/21/2031	498,750	498,297	500,137
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+ 5.50%	0.75%	10.07%	6/14/2028	3,107,759	2,794,667	2,863,582
TORY BURCH LLC	Retail	Term Loan	Loan	1M USD SOFR+ 3.25%	0.50%	7.69%	4/17/2028	2,284,411	2,178,846	2,279,773
Tosca Services, LLC	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	1M USD SOFR+ 5.50%	1.50%	9.82%	11/30/2028	80,509	79,712	82,925
Tosca Services, LLC	Containers, Packaging & Glass	Superpriority Second-Out Term Loan B	Loan	1M USD SOFR+ 1.50%	0.00%	5.92%	11/30/2028	6,878	10,704	5,932

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	6/24/2031	605,987	605,382	604,878
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan (09/24)	Loan	3M USD SOFR+ 2.25%	0.00%	6.60%	4/4/2029	1,995,000	1,979,840	1,967,070
Tronox Finance LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	9/30/2031	346,923	346,684	342,458
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+ 4.00%	0.75%	8.42%	11/2/2027	935,021	932,096	885,933
Ultra Clean Holdings, Inc.	High Tech Industries	Term Loan B (09/24)	Loan	1M USD SOFR+ 3.25%	0.00%	7.57%	2/25/2028	1,233,755	1,230,873	1,237,358
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+ 3.50%	0.50%	7.94%	1/31/2029	2,403,522	2,402,406	2,379,486
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+ 4.25%	0.50%	8.58%	6/25/2029	243,750	238,712	240,094
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+ 5.00%	0.75%	9.48%	1/19/2029	2,294,893	2,247,090	2,098,680
Vericast Corp.	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	6M USD SOFR+ 7.75%	1.00%	12.03%	6/16/2026	1,297,729	1,297,560	1,235,438
Verifone Systems, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (7/18)	Loan	3M USD SOFR+ 4.00%	0.00%	8.58%	8/20/2025	1,339,456	1,338,547	1,272,175
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+ 2.25%	0.75%	6.57%	12/6/2030	972,724	970,725	966,509
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+ 4.50%	0.50%	8.94%	3/5/2029	2,937,255	2,888,468	2,689,057
Virtus Investment Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (9/21)	Loan	1M USD SOFR+ 2.25%	0.00%	6.69%	9/28/2028	2,575,227	2,570,947	2,575,227
Vistra Operations Company LLC	Energy: Electricity	2018 Incremental Term Loan	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	12/20/2030	1,870,499	1,866,269	1,868,554
VM Consolidated, Inc.	Construction & Building	Term Loan B	Loan	1M USD SOFR+ 2.25%	0.00%	6.57%	3/24/2028	1,817,804	1,817,479	1,816,895
Walker & Dunlop, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+ 2.25%	0.50%	6.67%	12/15/2028	491,202	484,449	491,816
Warner Music Group Corp. (WMG Acquisition Corp.)	Hotel, Gaming & Leisure	Term Loan J	Loan	3M USD SOFR+ 1.75%	0.00%	6.04%	1/24/2031	1,250,000	1,250,000	1,248,050

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2025

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread	SOFR/LIBOR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+ 3.50%	0.50%	7.79%	3/2/2028	2,661,649	2,655,782	2,671,072
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+ 3.75%	0.00%	8.07%	1/31/2028	4,772,917	4,772,450	4,784,849
Wellpath Holdings LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+ 6.93%	2.00%	11.23%	1/27/2030	693,228	693,228	693,228
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	3/31/2028	2,895,655	2,891,840	2,886,621
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (09/24)	Loan	1M USD SOFR+ 3.50%	0.00%	7.82%	8/1/2030	495,013	495,013	493,156
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+ 1.75%	0.00%	6.07%	5/24/2030	987,538	983,680	987,814
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+ 2.50%	0.00%	6.82%	6/8/2028	1,690,908	1,690,037	1,690,908
Zayo Group, LLC	Telecommunications	Term Loan 4/22	Loan	1M USD SOFR+ 4.25%	0.50%	8.57%	3/9/2027	972,500	960,739	935,185
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+ 3.00%	0.50%	7.38%	11/1/2030	1,852,261	1,845,463	1,852,261
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+ 2.25%	0.00%	6.56%	1/24/2031	1,443,124	1,442,200	1,444,812
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+ 5.25%	0.00%	9.54%	2/8/2028	1,960,000	1,896,443	1,979,600
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+ 1.93%	0.50%	6.35%	1/29/2029	485,000	484,495	484,267
TOTAL INVESTMENTS									$520,335,803	$492,195,089

	Number of Shares	Cost	Fair Value
Money Market Funds (included in cash and cash equivalents
Goldman Sachs Financial Square Government Fund (a)(e)	21,272,327	$21,272,327	$21,272,327
Total Money Market Funds (included in cash and cash equivalents)	21,272,327	$21,272,327	$21,272,327

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of February 28, 2025.
(b)	As of February 28, 2025, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of February 28, 2025.
(e)	Current yield as of February 28, 2025, was approximately 4.28% on the Goldman Sachs Financial Square Government Fund.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of February 28, 2025 was 4.32%.

3M SOFR - The 3-month SOFR rate as of February 28, 2025 was 4.32%.

6M SOFR - The 6-month SOFR rate as of February 28, 2025 was 4.26%.

Prime - The Prime Rate as of February 28, 2025 was 7.50%.

See accompanying notes to financial statements

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

The following table presents fair value measurements of investments, by major class, as of February 28, 2026 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Term loans	$-	$327,449,767	$25,835,252	$353,285,019
Equity interests	-	-	831,552	831,552
Total	$-	$327,449,767	$26,666,804	$354,116,571

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2026 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)*
Term loans	$25,835,252	Market Approach	Third-Party Bid	9.50% - 100.13% (93.60%)
Equity interests	831,552	Market Approach	Third-Party Bid	0.3% - 100% (62.83%)
Total	$26,666,804

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2025 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)*
Term loans	$39,203,487	Market Approach	Third-Party Bid	2.5% - 101.4% (97.89%)
Equity interests	946,891	Market Approach	Third-Party Bid	0.4% - 100.0% (13.7%)
Total	$40,150,378

*	Weighted average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

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

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

The following table shows the schedule of investment for SLF JV as of February 28, 2026:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.58% 10/20/2033	10/28/2022	40,100,000	$27,873,499	$21,825,598	1,243.77%
TOTAL INVESTMENT					$27,873,499	$21,825,598	1,243.77%

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents) - 1.1% (b)
Goldman Sachs Financial Square Government Fund (1)	83,648	$83,648	$83,648	4.77%
Total cash and cash equivalents	83,648	$83,648	$83,648	4.77%

(1)	Current yield as of February 28, 2026, was approximately 3.59% on the Goldman Sachs Financial Square Government Fund.

The following table shows the schedule of investment for SLF JV as of February 28, 2025:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.00% 10/20/2033	10/28/2022	40,100,000	$30,410,415	$23,676,606	672.4%
TOTAL INVESTMENT					$30,410,415	$23,676,606	672.4%

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents) - 2.0% (b)
Goldman Sachs Financial Square Government Fund (1)	71,444	$71,444	$71,444	2.0%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	71,444	$71,444	$71,444	2.0%

(1)	Current yield as of February 28, 2025, was approximately 4.28% on the Goldman Sachs Financial Square Government Fund.

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured loan and equity. The unsecured loan pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of February 28, 2026, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of February 28, 2025, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $17.6 million and $2.5 million, respectively. As of February 28, 2026, and February 28, 2025, the Company’s investment in the unsecured note of SLF JV had a fair value of $16.1 million and $16.5 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $1.5 million and $3.1 million, respectively.

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

For the year ended February 28, 2026, the Company earned approximately $1.8 million of interest income related to SLF JV, which is included in interest income on the consolidated statement of operations. As of February 28, 2026, approximately $0.2 million of interest income related to SLF JV was included in interest receivable on the consolidated statements of assets and liabilities.

For the year ended February 28, 2025, the Company earned approximately $1.8 million of interest income related to SLF JV, which is included in interest income on the consolidated statement of operations. As of February 28, 2025, approximately $0.2 million of interest income related to SLF JV was included in interest receivable on the consolidated statements of assets and liabilities.

For the year ended February 29, 2024, the Company earned approximately $1.8 million of interest income related to SLF JV, which is included in interest income on the consolidated statement of operations. As of February 29, 2024, approximately $0.2 million of interest income related to SLF JV was included in interest receivable on the consolidated statements of assets and liabilities.

For the years ended February 28, 2026, and February 28, 2025 and 2024, the Company earned approximately $3.3 million, $4.0 million and $5.9 million of dividend related to SLF JV, which is included in dividend income on control investments.

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

As of February 28, 2026 and February 28, 2025, the fair value of the Class E-R Notes were $8.4 million and $0.0 million, respectively. As of February 28, 2026 and February 28, 2025, the fair value of the Class E Notes were $0.0 million and $12.3 million, respectively.

Note 6. Income Taxes

The Company has elected and intends to operate so as to qualify annually to be taxed as a RIC under subchapter M of the Code and, as such, will not be subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to stockholders.

The Company owns 100% of Saratoga CLO, an exempted company incorporated in the Cayman Islands. For financial reporting purposes, the Saratoga CLO is not included as part of the consolidated financial statements. For U.S. federal income tax purposes, the Company has requested and received approval from the IRS to treat the Saratoga CLO as a disregarded entity. As such, for U.S. federal income tax purposes and for purposes of meeting the RIC qualification and diversification tests, the results of operations of the Saratoga CLO are included with those of the Company to qualify as a RIC. Generally, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90% of its investment company taxable income, as defined by the Code. Because U.S. federal income tax regulations differ from U.S. GAAP, distributions as required in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences between these distributions and U.S. GAAP financial results may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. As of February 28, 2026 and February 28, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to nondeductible U.S. federal excise and capital gains tax and income from wholly owned investments (dollars in thousands):

	February 28, 2026	February 28, 2025
Capital in excess of par value	$378	$1,654
Total distributable earnings (loss)	(378)	(1,654)

For U.S federal income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 was as follows (dollars in thousands):

	February 28, 2026	February 28, 2025	February 29, 2024
Ordinary income	$59,026	$45,825	$35,636
Capital gains	-	-	-
Total	$59,026	$45,825	$35,636

For U.S. federal income tax purposes, as of February 28, 2026, the aggregate net unrealized depreciation for all securities was $0.4 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.5 billion.

For U.S. federal income tax purposes, as of February 28, 2025, the aggregate net unrealized depreciation for all securities was $4.0 million. The aggregate cost of securities for U.S. federal income tax purposes was $1.5 billion.

As of February 28, 2026 and February 28, 2025, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected per the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from the consolidation of the Saratoga CLO for U.S federal tax purposes, market discount and original issue discount income, interest income accrual on defaulted bonds, write-off of investments, and amortization of organizational expenditures and partnership interests (dollars in thousands).

	February 28, 2026	February 28, 2025
Post October loss deferred	$-	$-
Accumulated capital losses	(85,734)	(73,441)
Other temporary differences	6,581	6,443
Undistributed Long Term Gain	-	-
Undistributed ordinary income	24,570	49,771
Unrealized appreciation (depreciation)	(483)	(4,048)
Total components of accumulated losses	$(55,066)	$(21,275)

At February 28, 2026, the Company had a short-term capital loss of $0.8 million and a long-term capital loss of $83.5 million, available to offset future capital gains. At February 28, 2026, the company did not utilize any short-term capital losses or long-term capital losses. Post RIC-modernization act losses are deemed to arise on the first day of the Company’s following fiscal year and there is no expiration for these losses. As of February 28, 2025, the Company had net long-term capital losses of $73.4 million.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar years ended December 31, 2025 and December 31, 2024, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and accrued $1.7 million and $2.4 million in U.S. federal excise taxes on undistributed taxable income for the years ended February 28, 2026 and February 28, 2025, respectively.

Management has analyzed the Company’s tax positions taken on U.S. federal income tax returns for all open years (fiscal years 2022- 2025) and has concluded that no provision for uncertain income tax positions is required in the Company’s consolidated financial statements.

SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc. each 100% owned by the Company, are each filing standalone C Corporation tax returns for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered as qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and deprecation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are netted off by entity, as allowed. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers.

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

Deferred tax assets and liabilities, and related valuation allowances, as of February 28, 2026 and February 28, 2025, were as follows:

	February 28, 2026	February 28, 2025
Total deferred tax assets	$2,595,077	$1,786,943
Total deferred tax liabilities	(4,849,432)	(4,968,693)
Valuation allowance on net deferred tax assets	(2,325,167)	(1,707,579)
Net deferred tax liability	$(4,579,522)	$(4,889,329)

As of February 28, 2026, the valuation allowance on deferred tax assets was $2.3 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net deferred tax expense (benefit) for the year ended February 28, 2026 includes $(0.1) million net change in unrealized appreciation (depreciation) on investments and $(0.08) million net change in total operating expense (benefit), in the consolidated statement of operations, respectively.

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

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax provisions (benefits) on investments are as follows:

	February 28, 2026	February 28, 2025	February 29, 2024
Current
Federal	$-	$-	$-
State	-	-	-
Net current expense	-	-	-
Deferred
Federal	(215,033)	968,246	990,920
State	(95,481)	129,934	(16,343)
Net deferred expense	(310,514)	1,098,180	974,577
Net tax provision	$(310,514)	$1,098,180	$974,577

The Company has remaining federal net operating loss carryforwards of $2.4 million with an indefinite life. In addition, the Company has state net operating loss carryforwards of $2.2 million, which begin to expire in fiscal year 2029.

Income tax expense was computed by applying the U.S. federal statutory rate of 21% combined with the weighted average state tax rate applicable to each Corporate Blocker based on the states they operate in.

The Company has elected to be treated for U.S. federal income tax purposes as a RIC and intends to qualify annually to eliminate corporate-level U.S. federal income tax, other than the 4% excise tax, by distributing at least 90% of its investment company taxable income. As a result, the Company maintains an effective tax rate of 0% before the impact of excise taxes and income taxes incurred by its Corporate Blockers, which are subject to U.S. federal and state corporate-level income taxes. As such, a reconciliation of the differences between the Company’s reported income tax expense and the federal statutory rate of 21% is not meaningful.

The following table is a reconciliation of the federal and state income taxes paid, net of refunds received, for the years ended February 28, 2026, 2025, and 2024.

	February 28, 2026	February 28, 2025	February 29, 2024
Federal and excise (1)	$2,179,264	3,163,190	2,567,093
State	46,578	34,920	11,465
Total taxes paid	$2,225,842	3,198,110	2,578,558

(1)	As of February 28, 2026, February 28, 2025 and February 2024, includes the U.S. federal excise tax payment of $1.7 million, $2.4 million and $1.8 million, respectively.

No individual jurisdiction accounted for a significant amount of our state income taxes paid for the years ended February 28, 2026, 2025 and 2024.

The following table is a reconciliation of the federal and state income taxes expense (benefit), for the years ended February 28, 2026, 2025, and 2024.

	February 28, 2026	February 28, 2025	February 29, 2024
Federal	$(149,069)	356,482	52,680
State	10,901	55,550	(9,754)
Total tax expense (benefit)	$(138,168)	412,032	42,926

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

For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, the Company incurred $17.8 million, $18.4 million and $19.2 million in base management fees, respectively. For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, the Company incurred $9.2 million, $13.2 million and $8.0 million in incentive fees related to pre-incentive fee net investment income. For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, the Company accrued $(1.0) million, $(5.9) million and $(8.3) million, respectively, in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of February 28, 2026, the base management fees accrual was $4.6 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2025, the base management fees accrual was $4.2 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

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

For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, we recognized $5.2 million, $4.7 million and $3.9 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of February 28, 2026, $0.6 million of administrator expenses were accrued and included in due to Manager in the accompanying consolidated statements of assets and liabilities. As of February 28, 2025, $0.3 million of administrator expenses were accrued and included in due to Manager in the accompanying consolidated statements of assets and liabilities.

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

As of February 28, 2026, and February 28, 2025, the Company’s investment in the Class F-2-R-3 Note of the Saratoga CLO had a fair value of $0.0 million and $2.3 million, respectively. As of February 28, 2026, the Class F-2-R-3 Note of the Saratoga CLO was placed on non-accrual status, the Company has reserved all related outstanding interest receivables.

For the years ended February 28, 2026, February 28, 2025, and February 29, 2024, we recognized $1.2 million, $1.5 million and $1.5 million in interest income, respectively, related to the Class F-2-R-3 Note of the Saratoga CLO.

As of February 28, 2026, and February 28, 2025, the Company’s investment in the Subordinated Note of the Saratoga CLO had a fair value of $0.0 million and $0.2 million, respectively. In addition, the Company has no outstanding receivable balance from the Subordinated Note of the Saratoga CLO, as of February 28, 2026.

For the years ended February 28, 2026, February 28, 2025, and February 29, 2024, we recognized $2.6 million, $3.1 million and $3.3 million in management fee income, respectively, related to the Subordinated Note of the Saratoga CLO.

For the years ended February 28, 2026, February 28, 2025, and February 29, 2024, we recognized $0.0 million, $0.0 million and $0.0 million in interest income, respectively, related to the Subordinated Note of the Saratoga CLO.

For the years ended February 28, 2026, February 28, 2025, and February 29, 2024, the Company neither bought nor sold any investments from the Saratoga CLO.

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

As of February 28, 2026 and February 28, 2025 respectively, the Company’s investment in the SLF JV had a fair value of $17.7 million and $19.6 million, consisting of an unsecured loan of $16.1 million and $16.5 million, and membership interest of $1.5 million and $3.1 million. In addition, approximately $0.2 million and $0.2 million of interest income related to SLF JV was included in interest receivable on the Statement of Assets and Liabilities.

For the years ended February 28, 2026, February 28, 2025, and February 29, 2024, we recognized $1.8 million, $1.8 million and $1.8 million in interest income on the consolidated statement of operations, respectively, related to the SLF JV.

For the years ended February 28, 2026, February 28, 2025, and February 29, 2024, we recognized $3.3 million, $4.0 million and $5.9 million of dividend income on the consolidated statement of operations, respectively, related to the SLF JV.

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

As of February 28, 2026 and February 28, 2025, the fair value of the Class E-R Notes were $8.4 million and $0.0 million, respectively. As of February 28, 2026 and February 28, 2025, the fair value of the Class E Notes were $0.0 million and $12.3 million, respectively.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act”) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%, which became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 168.4% as of February 28, 2026 and 162.9% as of February 28, 2025.

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

As of February 28, 2026 and February 28, 2025, there were $0.0 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. The repayment and termination of the Encina Credit Facility resulted in a realized loss on the extinguishment of debt of $0.1 million.

For the year ended February 28, 2026, February 28, 2025, and February 29, 2024, we recorded $2.2 million, $3.4 million and $3.9 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the year ended February 28, 2026, February 28, 2025, and February 29, 2024, we recorded $0.4 million, $0.5 million and $0.5 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2026, February 28, 2025, and February 29, 2024, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 8.8%, 9.5%, and 9.7% respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $22.3 million, $33.1 million and $37.9 million, respectively.

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

As of February 28, 2026 there was $37.5 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the year ended February 28, 2026 and February 28, 2025, we recorded $3.3 million and $1.9 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the year ended February 28, 2026 and February 28, 2025, we recorded $0.4 million and $0.3 million of deferred financing costs related to the Live Oak Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the year ended February 28, 2026 and February 28, 2025, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 8.2% and 9.1%, respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $36.2 million and $18.0 million, respectively.

Our borrowing base under the Live Oak Credit Facility was $99.2 million subject to the Live Oak Credit Facility cap of $75.0 million at February 28, 2026. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the February 28, 2026 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2025. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

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

As of February 28, 2026, there were $32.5 million outstanding borrowings under the Valley Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Valley Credit Agreement. Financing costs of $1.4 million related to the Valley Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through November 6, 2028.

For the period from November 6, 2025 through February 28, 2026, we recorded $0.8 million of interest expense related to the Valley Credit Facility, which includes commitment and administrative agent fees. For the period from November 6, 2025 through February 28, 2026, we recorded $0.03 million of deferred financing costs related to the Valley Credit Facility, including arranger fees. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the period from November 6, 2025 through February 28, 2026, the weighted average interest rate on the outstanding borrowings under the Valley Credit Facility was 6.8%, and the average dollar amount of outstanding borrowings under the Valley Credit Facility was $10.2 million.

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

Our borrowing base under the Valley Credit Facility was $77.1 million subject to the Valley Credit Facility cap of $85.0 million at February 28, 2026. For purposes of determining the borrowing base, most assets will be assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the February 28, 2026 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended November 30, 2025. The valuations presented in this Annual Report on Form 10-K will not be incorporated into the borrowing base until after this Annual Report on Form 10-K is filed with the SEC.

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

As of February 28, 2026, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $87.5 million, respectively, and have $160.0 million in SBA-guaranteed debentures outstanding, of which $84.0 million was held by SBIC II LP and $76.0 million held in SBIC III LP.

At February 28, 2026 and February 28, 2025, there was $160.0 million and $170.0 million outstanding of SBA debentures, respectively. The carrying amount of the amount outstanding of SBA debentures approximates its fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0 million, and $1.2 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 28, 2026, the Company repaid $10.0 million of SBA debentures in SBIC II LP, resulting in a realized loss on extinguishment of $0.7 million related to the acceleration of deferred debt financing costs.

For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, we recorded $5.1 million, $7.1 million and $6.2 million of interest expense related to the SBA debentures, respectively. For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, we recorded $0.7 million, $0.9 million and $1.0 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the years ended February 28, 2026, February 28, 2025 and February 29, 2024 on the outstanding borrowings of the SBA debentures was 3.06%, 3.32% and 3.08%, respectively. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of SBA debentures outstanding was $167.5 million and $213.8 million, respectively.

Unsecured Notes

7.75% 2025 Notes

On July 9, 2020, the Company issued $5.0 million in aggregate principal amount of 7.75% fixed-rate notes due in 2025 (the “7.75% 2025 Notes”) for net proceeds of $4.8 million after deducting underwriting commissions of approximately $0.2 million. Offering costs incurred were approximately $0.1 million. Interest on the 7.75% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.75% per year. The 7.75% 2025 Notes matured and were paid off on July 9, 2025.

As of February 28, 2026, the total amount of 7.75% 2025 Notes outstanding was $0.0 million. The carrying amount of the outstanding 7.75% 2025 Notes had a fair value of $0.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the total amount of 7.75% 2025 Notes outstanding was $5.0 million, and they had a fair value of $5.0 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2026 and February 28, 2025, we recorded $0.1 million and $0.4 million, respectively, of interest expense and $0.02 million and $0.05 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. For the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 7.75% 2025 Notes outstanding was $1.8 million and $5.0 million, respectively.

6.25% 2027 Notes

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of 6.25% fixed-rate notes due in 2027 (the “Existing 6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million. On January 28, 2021, the Company issued an additional $10.0 million in aggregate principal amount of the 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million on the additional $10.0 million aggregate principal amount, (the “Additional 6.25% 2027 Notes” and together with the Existing 6.25% 2027 Notes, the “6.25% 2027Notes”). The Additional 6.25% 2027 Notes are treated as a single series with the existing 6.25% 2027 Notes under the indenture and have the same terms as the existing 6.25% 2027 Notes. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.5 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

As of February 28, 2026, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.8 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the total amount of 6.25% 2027 Notes outstanding was $15.0 million, and they had a fair value of $14.2 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2026 and February 28, 2025, we recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.07 million and $0.07 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing cost are reported as interest and debt financing expense on the consolidated statements of operations. For the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

4.375% 2026 Notes

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of the 4.375% fixed-rate notes due 2026 (the “Existing 4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes” and together with the Existing 4.375% 2026 Notes, the “4.375% 2026 Notes”) for net proceeds for approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commissions of $2.5 million. Offering costs incurred were approximately $0.2 million. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes. Interest on the 4.375% 2026 Notes was paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes matured and were paid off on February 28, 2026.

As of February 28, 2026, the total amount of 4.375% 2026 Notes outstanding was $0.0 million. The carrying amount of the outstanding 4.375% 2026 Notes had a fair value of $0.0 million, which was based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the total amount of 4.375% 2026 Notes outstanding was $175.0 million, and they had a fair value of $163.4 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2026 and February 28, 2025, we recorded $7.6 million and $7.7 million, respectively, of interest expense, $0.6 million and $0.8 million, respectively, of amortization of deferred financing costs and $0.3 million and $0.3 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 4.375% 2026 Notes outstanding was $174.5 million and $175.0 million respectively.

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

As of February 28, 2026, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $72.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2025, the total amount of 4.35% 2027 Notes outstanding was $75.0 million, and they had a fair value of $70.3 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2026 and February 28, 2025, we recorded $3.3 million and $3.3 million, respectively, of interest expense, $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.1 million, respectively, of amortization of discount on issuance of 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million respectively.

6.00% 2027 Notes

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of 6.00% fixed-rate notes due 2027 (the “Existing 6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the Existing 6.00% 2027 Notes for net proceeds to the Company were $9.7 million after deducting underwriting commissions of approximately $0.3 million. On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the Existing 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes” and together with the Existing 6.00% 2027 Notes, the “6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the Existing 6.00% 2027 Notes under the indenture and have the same terms as the Existing 6.00% 2027 Notes. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

As of February 28, 2026, the total amount of 6.00% 2027 Notes outstanding was $105.5 million. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note. As of February 28, 2026, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $104.4 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $104.1 million, respectively.

For the years ended February 28, 2026 and February 28, 2025, we recorded $6.3 million and $6.3 million, respectively, of interest expense, $0.7 million and $0.7 million, respectively, of amortization of deferred financing costs related to the 6.00% Notes due 2027. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million respectively.

7.00% 2025 Notes

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting underwriting discounts of approximately $0.4 million. Additional offering costs incurred were approximately $0.05 million. Interest on the 7.00% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes matured and were paid off on September 8, 2025. Financing costs of $0.04 million related to the 7.00% 2025 Notes have been capitalized and are being amortized over the term of the 7.00% 2025 Notes.

As of February 28, 2026, the total amount of 7.00% 2025 Notes outstanding was $0.0 million. As of February 28, 2025, the total amount of 7.00% 2025 Notes outstanding was $12.0 million, and they had a fair value of $11.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the years ended February 28, 2026 and February 28, 2025, we recorded $0.4 million and $0.8 million, respectively, of interest expense, $0.01 million and $0.01 million, respectively, of amortization of deferred financing costs and $0.1 million and $0.1 million, respectively, of amortization of discount on issuance of 7.00% Notes due 2025. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 7.00% 2025 Notes outstanding was $6.3 million and $12.0 million respectively.

8.00% 2027 Notes

On October 27, 2022, the Company issued $40.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2027 (the “8.00% 2027 Notes”) for net proceeds of $38.7 million after deducting underwriting commissions of approximately $1.3 million. Offering costs incurred were approximately $0.2 million. On November 10, 2022, the underwriters partially exercised their option to purchase an additional $6.0 million in aggregate principal amount of the 8.00% 2027 Notes for net proceeds to the Company of $5.8 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.00% per year. The 8.00% 2027 Notes mature on October 31, 2027 and commencing October 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $1.7 million related to the 8.00% 2027 Notes have been capitalized and are being amortized over the term of the 8.00% 2027 Notes.

As of February 28, 2026, the total amount of 8.00% 2027 Notes outstanding was $46.0 million. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note. As of February 28, 2026, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.5 million, respectively.

For the years ended February 28, 2026 and February 28, 2025, the Company recorded $3.7 million and $3.7 million, respectively, of interest expense and $0.3 million and $0.3 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

8.125% 2027 Notes

On December 13, 2022, the Company issued $52.5 million in aggregate principal amount of 8.125% fixed-rate notes due 2027 (the “8.125% 2027 Notes”) for net proceeds of $50.8 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.1 million. On December 21, 2022, the underwriters fully exercised their option to purchase an additional $7.875 million in aggregate principal amount of the 8.125% 2027 Notes for net proceeds to the Company of $7.6 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.125% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.125% per year. The 8.125% 2027 Notes mature on December 31, 2027 and commencing December 13, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering were used to make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.125% 2027 Notes have been capitalized and are being amortized over the term of the 8.125% 2027 Notes.

As of February 28, 2026, the total amount of 8.125% 2027 Notes outstanding was $60.4 million. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note. As of February 28, 2026, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.7 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively.

For the years ended February 28, 2026 and February 28, 2025, the Company recorded $4.9 million and $4.9 million, respectively, of interest expense and $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

8.75% 2025 Notes

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2024 (the “8.75% 2025 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2025 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year. On February 2, 2024, pursuant to the terms of the indenture governing the 8.75% 2025 Notes, the Company elected to exercise its option to extend the maturity date of the 8.75% 2025 Notes from March 31, 2024 to March 31, 2025. The 8.75% 2025 Notes were paid off in full at maturity on March 31, 2025.

As of February 28, 2026, the total amount of 8.75% 2025 Notes outstanding was $0.0 million. As of February 28, 2025, the total amount of 8.75% 2025 Notes outstanding was $20.0 million, and they had a fair value of $20.1 million.

For the years ended February 28, 2026 and February 28, 2025, we recorded $0.1 million and $1.5 million, respectively, of interest expense, $0.01 million and $0.04 million, respectively, of amortization of deferred financing costs and $0.01 million and $0.1 million, respectively, of amortization of discount on issuance of 8.75% Notes due 2025. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 8.75% 2025 Notes outstanding was $1.6 million and $20.0 million respectively.

8.50% 2028 Notes

On April 14, 2023, the Company issued $50.0 million in aggregate principal amount of 8.50% fixed-rate notes due 2028 (the “8.50% 2028 Notes”) for net proceeds of $48.4 million after deducting underwriting commissions of approximately $1.6 million. Offering costs incurred were approximately $0.03 million. On April 26, 2023, the underwriters fully exercised their option to purchase an additional $7.5 million in aggregate principal amount of the 8.50% 2028 Notes for net proceeds to the Company of $7.3 million after deducting underwriting commissions of approximately $0.2 million. Interest on the 8.50% 2028 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.50% per year.  The 8.50% 2028 Notes mature on April 15, 2028, and commencing April 14, 2025, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Net proceeds from this offering were used to repay a portion of the outstanding indebtedness under the Encina Credit Facility, make investments in middle-market companies (including investments made through our SBIC Subsidiaries) in accordance with the Company’s investment objective and strategies and for general corporate purposes. Financing costs of $2.0 million related to the 8.50% 2028 Notes have been capitalized and are being amortized over the term of the 8.50% 2028 Notes.

As of February 28, 2026, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of February 28, 2026, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.1 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2025, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.3 million, respectively.

For the years ended February 28, 2026 and February 28, 2025, we recorded $4.9 million and $4.9 million, respectively, of interest expense and $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs of 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the years ended February 28, 2026 and February 28, 2025, the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million respectively.

7.25% 2030 Notes

On January 23, 2026, the Company issued $50.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2030 (the “7.25% 2030 Notes”) for net proceeds of approximately $48.8 million, based on an offering price of 99.117% per Note, after deducting the placement agent fee and estimated offering expenses of approximately $1.2 million. Interest on the 7.25% 2030 Notes is paid semi-annually in arrears on May 1 and November 1, at a rate of 7.25% per year, commencing on May 1, 2026. The 7.25% 2030 Notes will mature on May 1, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to January 23, 2028 at par plus a “make-whole” premium, and thereafter at par. Net proceeds from this offering were used to pay off the Company’s outstanding 4.375% 2026 Notes and for general corporate purposes. Financing costs of $0.8 million related to the 7.25% 2030 Notes have been capitalized and are being amortized over the term of the 7.25% 2030 Notes.

As of February 28, 2026, the total amount of 7.25% 2030 Notes outstanding was $50.0 million. The 7.25% 2030 Notes are not listed and have a par value of $1,000 per note. As of February 28, 2026, the carrying amount and fair value of the 7.25% 2030 Notes was $50.0 million and $49.6 million, respectively, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the year ended February 28, 2026, the Company recorded $0.4 million of interest expense and $0.03 million of amortization of deferred financing costs related to the 7.25% 2030 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the year ended the average dollar amount of 7.25% 2030 Notes outstanding was $5.1 million.

7.50% 2031 Notes

On February 6, 2026, the Company issued $100.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2031 (the “7.50% 2031 Notes”) for net proceeds were approximately $96.4 million, after deducting the underwriting discount of approximately $3.1 million and estimated offering costs of approximately $0.5 million. Interest on the 7.50% 2031 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.50% per year, commencing May 31, 2026. The 7.50% 2031 Notes mature on February 6, 2031 and, commencing February 6, 2028, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Net proceeds from this offering, together with available cash, were used to pay off the outstanding 4.375% 2026 Notes at maturity on February 28, 2026. Financing costs of $3.3 million related to the 7.50% 2031 Notes have been capitalized and are being amortized over the term of the 7.50% 2031 Notes. The 7.50% 2031 Notes are listed on the NYSE under the trading symbol “SAV” with a par value of $25.00 per note.

As of February 28, 2026, the total amount of 7.50% 2031 Notes outstanding was $100.0 million. The 7.50% 2031 Notes are listed on the NYSE with a par value of $25.00 per note. As of February 28, 2026, the carrying amount and fair value of the 7.50% 2031 Notes was $100.0 million and $101.7 million, respectively. The fair value of the 7.50% 2031 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

For the year ended February 28, 2026, the Company recorded $0.5 million of interest expense and $0.04 million of amortization of deferred financing costs related to the 7.50% 2031 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the year ended February 28, 2026, the average dollar amount of 7.50% 2031 Notes outstanding was $6.3 million.

Senior Securities

Information about our senior securities is shown in the following table as of February 28/29 for the fiscal years indicated in the table, unless otherwise noted. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources” for more detailed information regarding the senior securities.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Valley National Bank
Fiscal year 2026 (as of February 28, 2026)	$32,500	$1,684	-	N/A
Credit Facility with Encina Lender Finance, LLC(21)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$32,500	$1,629	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$3,500	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2026 (as of February 28, 2026)	$37,500	$1,684	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025
Fiscal year 2026 (as of February 28, 2026)(18)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	$-	$-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025(20)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$12,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	$-	$-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)
7.75% Notes due 2025(19)
Fiscal year 2025 (as of February 28, 2025)	$-	$-	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026(22)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$175,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
4.35% Notes due 2027
Fiscal year 2026 (as of February 28, 2026)	$75,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$75,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2026 (as of February 28, 2026)	$105,500	$1,684	-	$24.74	(15)
Fiscal year 2025 (as of February 28, 2025)	$105,500	$1,629	-	$24.36	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2026 (as of February 28, 2026)	$15,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$15,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2026 (as of February 28, 2026)	$46,000	$1,684	-	$25.47	(15)
Fiscal year 2025 (as of February 28, 2025)	$46,000	$1,629	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2026 (as of February 28, 2026)	$60,375	$1,684	-	$25.37	(15)
Fiscal year 2025 (as of February 28, 2025)	$60,375	$1,629	-	$25.27	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2026 (as of February 28, 2026)	$57,500	$1,684	-	$25.39	(17)
Fiscal year 2025 (as of February 28, 2025)	$57,500	$1,629	-	$25.47	(17)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(17)
7.25% Notes due 2030
Fiscal year 2026 (as of February 28, 2026)	$50,000	$1,684	-	N/A	(12)
7.50% Notes due 2031
Fiscal year 2026 (as of February 28, 2026)	$100,000	$1,684	-	$25.29	(15)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.

(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

(18)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.

(19)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.

(20)	On September 8, 2025, we repaid $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes.

(21)	On November 6, 2025, the Company repaid all remaining amounts outstanding under the Encina Credit Facility and the credit agreement relating to the Encina Credit Facility was terminated.

(22)	On February 28, 2026, we repaid $175.0 million in aggregate principal amount of the issued and outstanding 4.375% 2026 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at February 28, 2026:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Live Oak credit facility	37,500	-	37,500	-	-
Valley Bank Credit Facility	32,500	-	32,500	-	-
SBA debentures	160,000	-	-	99,000	61,000
4.35% 2027 Notes	75,000	75,000	-	-	-
6.00% 2027 Notes	105,500	-	105,500	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	57,500	-	-
7.25% 2030 Notes	50,000	-	-	50,000
7.50% 2031 Notes	100,000	-	-	100,000
Total Long-Term Debt Obligations	$739,375	$75,000	$354,375	$249,000	$61,000

Off-balance Sheet Arrangements

At February 28, 2026 and February 28, 2025, the Company’s off-balance sheet arrangements consisted of $153.1 million and $126.7 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of February 28, 2026 and February 28, 2025 is shown in the table below (dollars in thousands):

	February 28, 2026	February 28, 2025
At Company’s discretion
ActiveProspect, Inc.	$-	$10,000
Angry Chickz, Inc.	4,000	$-
Artemis Wax Corp.	7,500	23,500
Ascend Software, LLC	-	5,000
Better Impact USA, Inc.	5,000	-
C2 Educational Systems, Inc.	-	2,000
Davisware, LLC	-	1,000
Haystack Team Inc.	5,000	-
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	800	1,200
Procurement Partners, LLC	-	-
Saratoga Senior Loan Fund I JV, LLC	6,933	8,548
SAI Systems Health, LLC	4,000	-
Source 44 LLC	20,000	-
StockIQ Technologies, LLC	5,000	-
VetnCare MSO, LLC	-	10,000
Total	$72,733	$75,748

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	$2,100	$-
Axero Holdings, LLC - Revolver	500	500
Axiom Medical Consulting, LLC	-	1,500
Better Impact USA, Inc.	5,000	-
BQE Software, Inc.	250	2,250
Breezeway Homes, Inc.	4,000	-
Cloudpermit	8,500	5,000
Davisware, LLC	-	1,750
Exigo, LLC - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	2,381	2,857
Granite Comfort, LP	-	11,637
Innergy, Inc.	1,500	5,000
Inspect Point Holdings, LLC	4,000	1,500
LFR Chicken LLC	25,000	-
Ludi, Inc. - Revolver	3,600	-
Modis Dental Partners OpCo, LLC	-	8,900
Pepper Palace, Inc. - Revolver	-	600
SAI Systems Health, LLC	1,474	-
SmartAC.com, Inc.	17,000	-
Source 44 LLC	500	-
Source 44 LLC - Revolver	2,000	-
StockIQ Technologies, LLC	400	-
Stretch Zone Franchising, LLC	-	1,500
VetnCare MSO, LLC	-	7,319
Zollege PBC	1,500	-
	80,330	50,938
Total	$153,063	$126,686

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of February 28, 2026, the Company had cash and cash equivalents of $1.7 million, $52.5 million in available borrowings under the Valley Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility. The Company also has $99.0 million available SBA debentures that can be used for any commitments held in SBIC III LP.

Note 10. Directors Fees

The independent directors of the Company’s board of directors each receive an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, we incurred $0.4 million, $0.4 million and $0.4 million for directors’ fees and expenses, respectively. As of February 28, 2026 and February 28, 2025, $0.0 million and $0.0 million in directors’ fees and expenses were accrued and unpaid, respectively. As of February 28, 2026, we had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 6, 2026, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2027. As of February 28, 2026, the Company purchased 1,037,698 shares of common stock, at the average price of $22.05 for approximately $22.9 million pursuant to the Share Repurchase Plan. During the three months and year ended February 28, 2026, the Company purchased 2,495 shares of common stock, at an average price of $21.75 for approximately $0.1 million pursuant to the Share Repurchase Plan.

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

As of February 28, 2026 the Company sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.37 for aggregate net proceeds of $225.4 million (net of transaction costs). During the three months ended February 28, 2026, the Company sold 0 shares for gross proceeds of $0.0 million at an average price of $0.0 for aggregate net proceeds of $0.0 million (net of transaction costs). During the year ended February 28, 2026, the Company sold 747,199 shares for gross proceeds of $19.3 million at an average price of $25.83 for aggregate net proceeds of $19.3 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share. For the three months ended February 28, 2026, the Manager reimbursed the Company $0.0 million. For the year ended February 28, 2026, the Manager reimbursed the Company $0.6 million.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2023	11,890,500	$11,891	$321,893,806	$25,052,345	$346,958,042
Increase (Decrease) from Operations:
Net investment income	-	-	-	15,958,950	15,958,950
Net realized gain (loss) from investments	-	-	-	90,691	90,691
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,322,307)	(16,322,307)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	59,407	59,407
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,193,402)	(8,193,402)
Capital Share Transactions:
Stock dividend distribution	45,818	47	1,058,797	-	1,058,844
Repurchases of common stock	(88,576)	(90)	(2,157,515)	-	(2,157,605)
Repurchase fees	-	-	(1,772)	-	(1,772)
Balance at May 31, 2023	11,847,742	$11,848	$320,793,316	$16,645,684	$337,450,848
Increase (Decrease) from Operations:
Net investment income	-	-	-	13,964,784	13,964,784
Realized losses on extinguishment of debt	-	-	-	(110,056)	(110,056)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,737,571)	(5,737,571)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(221,206)	(221,206)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(8,352,335)	(8,352,335)
Capital Share Transactions:
Proceeds from issuance of common stock	852,412	852	22,497,265	-	22,498,117
Capital contribution from Manager	-	-	2,050,288	-	2,050,288
Stock dividend distribution	29,627	30	749,283	-	749,313
Offering costs	-	-	(213,427)	-	(213,427)
Balance at August 31, 2023	12,729,781	$12,730	$345,876,725	$16,189,300	$362,078,755
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,166,063	14,166,063
Net realized gain (loss) from investments	-	-	-	60,565	60,565
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(17,866,353)	(17,866,353)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(415,894)	(415,894)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,286,642)	(9,286,642)
Capital Share Transactions:
Proceeds from issuance of common stock	350,000	350	9,012,150	-	9,012,500
Capital contribution from Manager	-	-	1,043,000	-	1,043,000
Stock dividend distribution	35,196	35	858,960	-	858,995

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Offering costs	-	-	(92,240)	-	(92,240)
Balance at November 30, 2023	13,114,977	$13,115	$356,698,595	$2,847,039	$359,558,749
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,784,511	12,784,511
Net realized gain (loss) from investments	-	-	-	2,327	2,327
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,164,613)	(7,164,613)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(315,473)	(315,473)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,803,576)	(9,803,576)
Capital Share Transactions:
Proceeds from issuance of common stock	501,105	501	13,028,269	-	13,028,770
Capital contribution from Manager	-	-	1,382,009	-	1,382,009
Stock dividend distribution	37,394	38	915,155	-	915,193
Offering costs	-	-	(163,789)	-	(163,789)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	(779,040)	779,040	-
Balance at February 29, 2024	13,653,476	$13,654	$371,081,199	$(870,745)	$370,224,108
Increase (Decrease) from Operations:
Net investment income	-	-	-	14,335,005	14,335,005
Net realized gain (loss) from investments	-	-	-	(21,194,997)	(21,194,997)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	13,931,431	13,931,431
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(461,001)	(461,001)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(9,967,036)	(9,967,036)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	45,490	45	987,527	-	987,572
Offering costs	-	-	-	-	-
Balance at May 31, 2024	13,698,966	$13,699	$372,068,726	$(4,227,343)	$367,855,082
Increase (Decrease) from Operations:
Net investment income	-	-	-	18,197,398	18,197,398
Net realized gain (loss) from investments	-	-	-	(33,448,727)	(33,448,727)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	28,728,155	28,728,155
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(159,187)	(159,187)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,137,233)	(10,137,233)
Capital Share Transactions:
Stock dividend distribution	46,803	47	1,018,307	-	1,018,354
Balance at August 31, 2024	$13,745,769	$13,746	$373,087,033	$(1,046,937)	$372,053,842

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Increase (Decrease) from Operations:
Net investment income	-	-	-	12,435,655	12,435,655
Net realized gain (loss) from investments	-	-	-	5,444,745	5,444,745
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,918,583)	(8,918,583)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(126,875)	(126,875)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(10,171,868)	(10,171,868)
Capital Share Transactions:
Proceeds from issuance of common stock	108,438	108	2,777,318	-	2,777,426
Capital contribution from Manager	-	-	199,652	-	199,652
Stock dividend distribution	54,999	55	1,214,181	-	1,214,236
Offering costs	-	-	(42,575)	-	(42,575)
Balance at November 30, 2024	$13,909,206	$13,909	$377,235,609	$(2,383,863)	$374,865,655
Increase (Decrease) from Operations:
Net investment income	-	-	-	8,034,545	8,034,545
Net realized gain (loss) from investments	-	-	-	7,169,655	7,169,655
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	(800,452)	(800,452)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,766,637)	(14,766,637)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(313,873)	(313,873)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(15,548,742)	(15,548,742)
Capital Share Transactions:
Proceeds from issuance of common stock	1,192,400	1,193	30,223,409	-	30,224,602
Capital contribution from Manager	-	-	2,152,115	-	2,152,115
Stock dividend distribution	81,472	81	1,857,389	-	1,857,470
Offering costs	-	-	(208,870)	-	(208,870)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	1,653,945	(1,653,945)	-
Balance at February 28, 2025	$15,183,078	$15,183	$412,913,597	$(20,263,312)	$392,665,468
Increase (Decrease) from Operations:
Net investment income	-	-	-	10,142,033	10,142,033
Net realized gain (loss) from investments	-	-	-	2,901,339	2,901,339
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	943,977	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(55,085)	(55,085)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(18,980,079)	(18,980,079)
Capital Share Transactions:
Proceeds from issuance of common stock	244,831	245	6,143,575	-	6,143,820
Capital contribution from Manager	-	-	297,770	-	297,770
Stock dividend distribution	101,482	101	2,312,052	-	2,312,153
Offering costs	-	-	(2,080)	-	(2,080)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at May 31, 2025	$15,529,391	$15,529	$421,664,914	$(25,311,127)	$396,369,316

			Capital	Total Distributable
	Common Stock		in Excess	Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Net investment income	-	-	-	9,080,732	9,080,732
Net realized gain (loss) from investments	-	-	-	52,691	52,691
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,727,713	3,727,713
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	423,998	423,998
Decrease from Shareholder Distributions:				-
Distributions of investment income	-	-	-	(11,797,313)	(11,797,313)
Capital Share Transactions:
Proceeds from issuance of common stock	443,406	443	11,101,401	-	11,101,844
Capital contribution from Manager	-	-	271,552	-	271,552
Stock dividend distribution	54,515	55	1,289,733	-	1,289,788
Offering costs	-	-	(20,753)	-	(20,753)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at August 31, 2025	$16,027,312	$16,027	$434,306,847	$(23,823,306)	$410,499,568
Net investment income	-	-	-	9,786,386	9,786,386
Net realized gain (loss) from investments	-	-	-	3,070,547	3,070,547
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(583,659)	(583,659)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(150,134)	(150,134)
Realized losses on extinguishment of debt	-	-	-	(123,157)	(123,157)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(12,078,766)	(12,078,766)
Capital Share Transactions:
Proceeds from issuance of common stock	58,962	59	1,507,206	-	1,507,265
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	59,124	59	1,281,827	-	1,281,886
Offering costs	-	-	(3,024)	-	(3,024)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-
Balance at November 30, 2025	$16,145,398	$16,145	$437,092,856	$(23,902,089)	$413,206,912
Net investment income	-	-	-	7,797,648	7,797,648
Net realized gain (loss) from investments	-	-	-	(278,087)	(278,087)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,326,511)	(9,326,511)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(105,281)	(105,281)
Realized losses on extinguishment of debt	-	-	-	(700,853)	(700,853)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(16,169,750)	(16,169,750)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Repurchases of common stock	(2,495)	(2)	(54,312)	-	(54,314)
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	81,295	81	1,785,909	-	1,785,990
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	378,024	(378,024)
Balance at February 28, 2026	$16,224,198	$16,224	$439,202,477	$(43,062,947)	$396,155,754

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 (dollars in thousands except share and per share amounts):

Basic and Diluted	February 28, 2026	February 28, 2025	February 29, 2024
Net increase in net assets resulting from operations	$36,604	$28,086	$8,934
Weighted average common shares outstanding	15,850,270	13,912,170	12,670,939
Weighted average earnings per common share	$2.31	$2.02	$0.71

Note 13. Dividend

We have distributed or intend to distribute sufficient dividends to eliminate our U.S. federal taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year imposed at corporate rates on all of our taxable income, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock. Our distributions for the tax years ended February 28, 2027 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2027
April 23, 2026	$0.25	(62)
March 19, 2026	0.25	(61)
	$0.50
Tax Year Ended February 28, 2026
February 23, 2026	0.25	(60)
January 26, 2026	0.25	(59)
December 18, 2025	0.50	(58)
November 20, 2025	0.25	(57)
October 23, 2025	0.25	(56)
September 24, 2025	0.25	(55)
August 21, 2025	0.25	(54)
July 24, 2025	0.25	(53)
June 24, 2025	0.25	(52)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$3.74
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(46)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82

Payment date	Cash Dividend
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Payment date	Cash Dividend
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,784 newly issued shares of common stock, or 12.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 9, 12, 13, 14, 15, 16, 19, 20, 21, and 22, 2025.

(52)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 19,750 newly issued shares of common stock, or 11.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 10, 11, 12, 13, 16, 17, 18, 20, 23, and 24, 2025.

(53)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 17,443 newly issued shares of common stock, or 10.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.86 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 11, 14, 15, 16, 17, 18, 21, 22, 23 and 24, 2025.
(54)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,320 newly issued shares of common stock, or 10.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 8, 11, 12, 13, 14, 15, 18, 19, 20 and 21, 2025.

(55)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,673 newly issued shares of common stock, or 10.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 11, 12, 15, 16, 17, 18, 19, 22, 23 and 24, 2025.

(56)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,898 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.97 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2025.

(57)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,552 newly issued shares of common stock, or 10.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.99 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 7, 10, 11, 12, 13, 14, 17, 18, 19, and 20, 2025.

(58)	Based on shareholder elections, the dividend consisted of approximately $7.2 million in cash and 41,155 newly issued shares of common stock, or 11.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 5, 8, 9, 10, 11, 12, 15, 16, 17, and 18, 2025.

(59)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,092 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.12 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 8, 9, 12, 13, 14, 15, 16, 20, 21, and 22, 2026.

(60)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,049 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.07 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 9, 10, 11, 12, 13, 17, 18, 19, 20, and 23, 2026.

(61)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,766 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.45 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2026.

(62)

Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 22,784 newly issued shares of common stock, or 12.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.71 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2026.

The following tables summarize dividends declared for the years ended February 28, 2026, February 28, 2025, February 29, 2024, February 28, 2023 and February 28, 2022 (dollars in thousands except for share amounts):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
December 11, 2025	February 4, 2026	February 23, 2026	$0.25	$4,051
December 11, 2025	January 6, 2026	January 22, 2026	0.25	4,046
November 12, 2025	December 2, 2025	December 18, 2025	0.50	8,073
September 11, 2025	October 7, 2025	October 23, 2025	0.25	4,026
September 11, 2025	November 4, 2025	November 20, 2025	0.25	4,031
June 12, 2025	July 8, 2025	July 24,2025	0.25	3,917
June 12, 2025	August 6, 2025	August 21, 2025	0.25	3,988
June 12, 2025	September 4, 2025	September 24, 2025	0.25	4,022
Total dividends declared			$2.25	$36,154

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 18, 2025	March 6, 2025	March 25, 2025	$0.74	$11,303
February 18, 2025	April 8, 2025	April 24, 2025	0.25	3,836
February 18, 2025	May 6, 2025	May 22, 2025	0.25	3,841
February 18, 2025	June 5, 2025	June 24, 2025	0.25	3,892
November 7, 2024	December 4, 2024	December 19, 2024	1.09	15,549
August 22, 2024	September 11, 2024	September 26, 2024	0.74	10,172
May 23, 2024	June 13, 2024	June 27, 2024	0.74	10,137
Total dividends declared			$4.06	$58,730

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 15, 2024	March 13, 2024	March 28, 2024	$0.73	$9,967
November 15, 2023	December 11, 2023	December 28, 2023	0.72	9,803
August 14, 2023	September 14, 2023	September 28, 2023	0.71	9,287
May 22, 2023	June 13, 2023	June 29, 2023	0.70	8,352
Total dividends declared			$2.86	$37,409

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 28, 2023	March 14, 2023	March 28, 2023	$0.69	$8,193
November 15, 2022	December 15, 2022	January 4, 2023	0.68	8,081
August 29, 2022	September 14, 2022	September 29, 2022	0.54	6,433
May 26, 2022	June 14, 2022	June 29, 2022	0.53	6,370
Total dividends declared			$2.44	$29,077

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount*
February 24, 2022	March 14, 2022	March 28, 2022	$0.53	$6,434
August 26, 2021	September 14, 2021	September 28, 2021	0.52	5,889
May 27, 2021	June 15, 2021	June 29, 2021	0.44	4,910
March 22, 2021	April 8, 2021	April 22, 2021	0.43	4,799
Total dividends declared			$1.92	$22,032

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended February 28, 2026, February 28, 2025, February 29, 2024, February 28, 2023 and February 28, 2022:

Per share data	February 28, 2026	February 28, 2025	February 29, 2024	February 28, 2023	February 28, 2022
Net asset value at beginning of period	$25.86	$27.12	$29.18	$29.33	$27.25
Net investment income(1)	2.32	3.81	4.49	2.94	1.74
Net realized and unrealized gain and losses on investments(1)	0.04	(1.73)	(3.77)	(0.75)	2.46
Realized losses on extinguishment of debt*	(0.05)	(0.06)	(0.01)	(0.13)	(0.21)
Net increase in net assets resulting from operations	2.31	2.02	0.71	2.06	3.99
Distributions declared from net investment income	(3.74)	(3.30)	(2.82)	(2.28)	(1.93)
Total distributions to stockholders	(3.74)	(3.30)	(2.82)	(2.28)	(1.93)
Issuance of common stock above net asset value(2)	(0.04)	(0.16)	(2.82)	(2.28)	(1.93)
Capital contribution from manager for the issuance of common stock (19)	0.05	0.26	0.48	-	-
Repurchases of common stock(3)	-	-	0.03	0.17	0.01
Dilution(4)	(0.02)	(0.08)	(0.06)	(0.10)	-
Net asset value at end of period	$24.42	$25.86	$27.12	$29.18	$29.33
Net assets at end of period	$396,155,754	$392,665,468	$370,224,108	$346,958,042	$355,780,523
Shares outstanding at end of period	16,224,198	15,183,078	13,653,476	11,890,500	12,131,350
Per share market value at end of period	$23.16	$26.00	$23.61	$27.55	$27.47
Total return based on market value(5)(6)	1.54%	27.17%	-3.92%	10.35%	28.19%
Total return based on net asset value(5)(7)	11.11%	10.11%	4.20%	9.46%	15.88%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (8)	9.16%	14.11%	16.01%	10.23%	6.05%
Ratio of loss on extinguishment of debt to average net assets	0.21%	0.02%	0.03%	0.46%	0.74%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	7.53%	8.42%	8.60%	7.71%	6.48%
Ratio of incentive management fees to average net assets(5)	2.30%	3.53%	2.26%	1.47%	3.58%
Ratio of interest and debt financing expenses to average net assets(9)	12.27%	13.86%	13.84%	9.73%	6.03%
Ratio of total expenses and income taxes to average net assets*(8)	22.10%	25.81%	24.70%	18.91%	16.09%
Portfolio turnover rate(5)(10)	18.22%	16.12%	2.80%	24.05%	33.59%
Asset coverage ratio per unit(11)	1,684	1,629	1,610	1,659	2,092
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A	N/A	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A	N/A	N/A	N/A
8.75% Notes Payable 2025(12)(15)	N/A	N/A	N/A	N/A	N/A
6.25% Notes Payable 2025(13)	N/A	N/A	N/A	N/A	N/A
7.00% Notes Payable 2025(12)(17)	N/A	N/A	N/A	N/A	N/A
7.25% Notes Payable 2025(14)	N/A	N/A	N/A	N/A	$26.18
7.75% Notes Payable 2025(12)(16)	N/A	N/A	N/A	N/A	N/A
4.375% Notes Payable 2026(12)(18)	N/A	N/A	N/A	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A	N/A	N/A	N/A
6.00% Notes Payable 2027	$24.74	$24.36	$23.51	$23.97	N/A
6.25% Notes Payable 2027(12)	N/A	N/A	N/A	N/A	N/A
8.00% Notes Payable 2027	$25.47	$25.21	$25.00	$25.08	N/A
8.125% Notes Payable 2027	$25.37	N/A	N/A	N/A	N/A
8.50% Notes Payable 2028	$25.39	N/A	N/A	N/A	N/A
7.25% Notes Payable 2030 (12)	N/A	N/A	N/A	N/A	N/A
7.50% Notes Payable 2031	$25.29	N/A	N/A	N/A	N/A

*	Certain prior period amounts have been reclassified to conform to current period presentation.

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental increase in NAV per share due to the sale of shares at the prevailing public offering price and the receipt of net proceeds per share by the Company in excess of NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.

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

(5)	Ratios are presented on an annualized basis for the years ended February 28, 2026, February 28, 2025, February 29, 2024, February 28, 2023 and February 28, 2022.

(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current NAV on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios, including incentive management fees, are presented on an annualized basis for the years ended February 28, 2026, February 28, 2025, February 29, 2024, February 28, 2023, and February 28, 2022.

(9)	Ratios, including income taxes are presented on an annualized basis for the years ended February 28, 2026, February 28, 2025, February 29, 2024, February 28, 2023 and February 28, 2022

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027, 6.25% Notes Payable 2027 and 7.25% Notes Payable 2030 are not registered for public trading.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

(14)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

(15)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.

(16)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.

(17)	On September 8, 2025, we repaid $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes.

(18)	On February 28, 2026, we repaid $175.0 million in aggregate principal amount of the issued and outstanding 4.375% 2026 Notes.

(19)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Selected Quarterly Data (Unaudited)

	2026
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$31,123	$31,646	$30,626	$32,319
Net investment income	$7,798	$9,786	$9,081	$10,142
Net realized and unrealized gain (loss)	$(9,710)	$2,337	$4,204	$3,790
Realized losses on extinguishment of debt*	$(701)	$(123)	$-	$-
Net increase in net assets resulting from operations	$(2,613)	$12,000	$13,285	$13,932
Net investment income per common share	$0.48	$0.61	$0.58	$0.66
Net realized and unrealized gain (loss) per common share	$(0.60)	$0.15	$0.27	$0.25
Dividends declared per common share	$1.00	$0.75	$0.75	$1.26
Net asset value per common share	$24.42	$25.59	$25.54	$25.53

	2025
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$31,295	$35,879	$43,003	$38,678
Net investment income	$8,035	$12,436	$18,197	$14,335
Net realized and unrealized gain (loss)	$(7,911)	$(3,601)	$(4,880)	$(7,725)
Realized losses on extinguishment of debt*	$(800)	$-	$-	$-
Net increase in net assets resulting from operations	$(676)	$8,835	$13,317	$6,610
Net investment income per common share	$0.56	$0.90	$1.33	$1.05
Net realized and unrealized gain (loss) per common share	$(0.55)	$(0.26)	$(0.36)	$(0.56)
Dividends declared per common share	$1.09	$0.74	$0.74	$0.73
Net asset value per common share	$25.86	$26.95	$27.07	$26.85

	2024
($ in thousands, except per share numbers)	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Total investment income	$37,233	$36,340	$35,514	$34,632
Net investment income	$12,785	$14,166	$13,965	$15,959
Net realized and unrealized gain (loss)	$(7,478)	$(18,222)	$(5,959)	$(16,172)
Realized losses on extinguishment of debt*	$-	$-	$(110)	$-
Net increase in net assets resulting from operations	$5,307	$(4,056)	$7,896	$(213)
Net investment income per common share	$0.94	$1.09	$1.15	$1.35
Net realized and unrealized gain (loss) per common share	$(0.55)	$(1.40)	$(0.49)	$(1.36)
Dividends declared per common share	$0.72	$0.71	$0.70	$0.69
Net asset value per common share	$27.12	$27.42	$28.44	$28.48

*	Certain prior period amounts have been reclassified to conform to current period presentation.

Note 16. Subsequent Events

On March 17, 2026, the Company declared the following dividends for the quarter ending May 31, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
March 2026	$0.25	April 7, 2026	April 23, 2026
April 2026	$0.25	May 5, 2026	May 21, 2026
May 2026	$0.25	June 4, 2026	June 23, 2026

On April 10, 2026, the Company issued $25.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2029 (the “7.25% 2029 Notes”) for net proceeds of approximately $24.5 million, based on an offering price of 98.00% per Note. Estimated offering costs incurred were approximately $0.2 million. Interest on the 7.25% 2029 Notes is paid quarterly on February 28, May 31, August 31 and November 30 of each year, beginning on May 31, 2026. The Notes will mature on April 10, 2029, and may be extended to October 10, 2029, at the sole discretion of the Company. The Notes may be redeemed at the Company’s option, in whole or in part at any time, or from time to time on or after April 10, 2027, at the redemption price of par, plus accrued and unpaid interest. The Company intends to use the net proceeds from the offering for general corporate purposes in accordance with the Company’s investment objective and strategies. Pursuant to the terms of the Notes Purchase Agreement, upon the mutual agreement of the Company and the Purchaser, the Company may issue additional Notes for sale in one or more subsequent private offerings by July 10, 2026, in an aggregate amount of up to $25.0 million, resulting in a total maximum issuance of $50.0 million.

In addition, holders of the 7.25% 2029 Notes will have the option to have the 7.25% 2029 Notes repaid prior to the stated maturity date if (i) the Company is no longer directly managed by Saratoga Investment Advisors or any of its affiliates, or if two or more of Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, Charles G. Phillips or Henri J. Steenkamp cease to work or be employed on a full-time basis with respect to the business of Saratoga Investment Advisors at least the duties and responsibilities delegated to him as of the date of the Seventeenth Supplemental Indenture and has not been promptly replaced by another person reasonably acceptable by the holders of the Notes; or (ii) the Company violates Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act as in effect as of the date of the Seventeenth Supplemental Indenture, but giving effect to any exemptive relief granted to the Company by the SEC.