Form 10-Q
period 2026-05-31
SARATOGA INVESTMENT CORP.
filed 2026-07-07
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2026

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

The number of outstanding common shares of the registrant as of July 6, 2026 was 16,310,601.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	May 31, 2026	February 28, 2026
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $1,042,264,577 and $1,011,840,007, respectively)	$1,034,744,952	$1,016,247,566
Affiliate investments (amortized cost of $49,462,297 and $49,429,192, respectively)	50,325,404	52,710,911
Control investments (amortized cost of $77,038,261 and $75,118,675, respectively)	41,263,586	40,175,335
Total investments at fair value (amortized cost of $1,168,765,135 and $1,136,387,874, respectively)	1,126,333,942	1,109,133,812
Cash and cash equivalents	46,140,915	1,680,070
Cash and cash equivalents, reserve accounts	14,667,902	20,105,683
Interest receivable (net of reserve of $863,908 and $470,751, respectively)	9,048,860	7,314,053
Management fee receivable	232,837	249,720
Other assets	999,726	781,766
Total assets	$1,197,424,182	$1,139,265,104

LIABILITIES
Revolving credit facilities	$70,000,000	$70,000,000
Deferred debt financing costs, revolving credit facilities	(1,453,760)	(1,670,816)
SBA debentures payable	213,000,000	160,000,000
Deferred debt financing costs, SBA debentures payable	(4,997,638)	(3,888,087)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(74,697)	(108,898)
Deferred debt financing costs, 4.35% notes payable 2027	(257,587)	(344,393)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(112,867)	(130,839)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(38,226)	(48,361)
Deferred debt financing costs, 6.00% notes payable 2027	(647,257)	(823,774)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(493,059)	(580,514)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(646,196)	(748,873)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(763,667)	(866,230)
7.25% Notes Payable 2029	25,000,000	-
Discount on 7.25% notes payable 2029	(480,024)	-
Deferred debt financing costs, 7.25% notes payable 2029	(71,445)	-
7.25% Notes Payable 2030	50,000,000	50,000,000
Discount on 7.25% notes payable 2030	(417,283)	(435,318)
Deferred debt financing costs, 7.25% notes payable 2030	(830,833)	(775,165)
7.50% Notes Payable 2031	100,000,000	100,000,000
Deferred debt financing costs, 7.50% notes payable 2031	(3,351,883)	(3,298,905)
Base management and incentive fees payable	6,862,113	6,602,819
Deferred tax liability	4,027,990	4,579,522
Accounts payable and accrued expenses	1,334,109	1,771,915
Interest and debt fees payable	3,405,852	3,904,143
Directors fees payable	-	5,500
Due to Manager	600,582	590,624
Total liabilities	818,969,224	743,109,350
Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares
authorized, 16,289,025 and 16,224,198 common shares issued and outstanding, respectively	16,289	16,224
Capital in excess of par value	440,588,956	439,202,477
Total distributable deficit	(62,150,287)	(43,062,947)
Total net assets	378,454,958	396,155,754
Total liabilities and net assets	$1,197,424,182	$1,139,265,104
NET ASSET VALUE PER SHARE	$23.23	$24.42

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2026	May 31, 2025
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$26,005,778	$25,464,663
Affiliate investments	726,094	595,624
Control investments	686,716	1,190,661
Payment in kind interest income:
Non-control/Non-affiliate investments	173,291	168,229
Affiliate investments	503,610	584,749
Control investments	19,586	-
Total interest from investments	28,115,075	28,003,926
Interest from cash and cash equivalents	554,386	2,027,211
Management fee income	544,988	705,175
Dividend income:
Non-control/Non-affiliate investments	-	562,183
Control investments	778,852	436,418
Total dividend from investments	778,852	998,601
Structuring and advisory fee income	656,363	264,375
Other income	127,261	319,329
Total investment income	30,776,925	32,318,617

OPERATING EXPENSES
Interest and debt financing expenses	13,650,283	12,451,865
Base management fees	4,970,053	4,333,332
Incentive management fees expense (benefit)	1,892,061	2,536,513
Professional fees	531,236	699,200
Administrator expenses	1,350,000	1,250,000
Insurance	80,598	74,310
Directors fees and expenses	126,000	131,500
General and administrative	600,266	645,411
Income tax expense (benefit)	(16,559)	54,454
Total operating expenses	23,183,938	22,176,585
NET INVESTMENT INCOME	7,592,987	10,142,032

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	(488,148)	2,262,984
Control investments	638,355	638,355
Net realized gain (loss) from investments	150,207	2,901,339
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(11,927,184)	372,148
Affiliate investments	(2,418,612)	(45,944)
Control investments	(831,335)	617,773
Net change in unrealized appreciation (depreciation) on investments	(15,177,131)	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	530,824	(55,085)
Net realized and unrealized gain (loss) on investments	(14,496,100)	3,790,231
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,903,113)	$13,932,263

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.42)	$0.91
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,252,548	15,344,510

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the three months ended
	May 31, 2026	May 31, 2025
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$7,592,987	$10,142,032
Net realized gain (loss) from investments	150,207	2,901,339
Net change in unrealized appreciation (depreciation) on investments	(15,177,131)	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	530,824	(55,085)
Net increase (decrease) in net assets resulting from operations	(6,903,113)	13,932,263

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(12,184,227)	(18,980,079)
Net decrease in net assets from shareholder distributions	(12,184,227)	(18,980,079)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	-	6,143,820
Capital contribution from Manager	-	297,770
Stock dividend distribution	1,386,544	2,312,153
Offering costs	-	(2,080)
Net increase (decrease) in net assets from capital share transactions	1,386,544	8,751,663
Total increase (decrease) in net assets	(17,700,796)	3,703,847
Net assets at beginning of period	396,155,754	392,665,468
Net assets at end of period	$378,454,958	$396,369,315

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	May 31, 2026	May 31, 2025
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,903,113)	$13,932,263
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(677,848)	(517,108)
Net accretion of discount on investments	(813,693)	(858,544)
Amortization of deferred debt financing costs	1,297,110	1,254,331
Income tax expense (benefit)	(20,709)	50,004
Net realized (gain) loss from investments	(150,207)	(2,901,339)
Net change in unrealized (appreciation) depreciation on investments	15,177,131	(943,977)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(530,824)	55,085
Proceeds from sales and repayments of investments	48,415,037	65,066,218
Purchases of investments	(79,150,550)	(50,085,463)
(Increase) decrease in operating assets:
Interest receivable	(1,734,807)	(523,277)
Management fee receivable	16,883	19,886
Other assets	(217,960)	(419,072)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	259,294	638,901
Payable from open trades	-	6,750,000
Accounts payable and accrued expenses	(437,806)	(120,229)
Interest and debt fees payable	(498,291)	689,021
Directors fees payable	(5,500)	-
Due to Manager	9,958	204,517
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,965,895)	32,291,217

Financing activities
Borrowings on debt	53,000,000	17,500,000
Issuance of notes	24,500,000	-
Repayments of notes	-	(20,000,000)
Payments of deferred debt financing costs	(1,713,358)	-
Proceeds from issuance of common stock	-	6,143,820
Capital contribution from Manager	-	297,770
Payments of cash dividends	(10,797,683)	(16,667,926)
Payments of offering costs	-	(2,080)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,988,959	(12,728,416)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	39,023,064	19,562,801
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	21,785,753	204,723,924
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$60,808,817	$224,286,725

Supplemental information:
Interest paid during the period	$12,856,838	$10,508,514
Cash paid for taxes	4,374	2,762
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	677,848	721,477
Net accretion of discount on investments	813,693	858,544
Discount on debt issuance, 7.25% Notes Payable 2029	500,000	-
Amortization of deferred debt financing costs	1,297,110	1,254,331
Stock dividend distribution	1,386,544	2,312,153

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 273.4% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (6M USD TERM SOFR+8.08%), 11.79% Cash, 7/18/2027	7/18/2022	$11,226,936	$11,184,512	$11,003,520	2.9%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,083,939	2,083,939	1,676,293	0.5%
		Total Alternative Investment Management Software			13,268,451	12,679,813	3.4%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.16% Cash, 4/13/2028	4/13/2023	$23,000,000	22,896,829	23,073,600	6.1%
		Total Architecture & Engineering Software			22,896,829	23,073,600	6.1%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,730,463	0.5%
		Total Association Management Software			1,072,394	1,730,463	0.5%
Artemis Wax Corp. (d)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 10.37% Cash, 5/20/2029	5/20/2021	$65,000,000	64,910,322	64,590,500	17.1%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	-	0.0%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,959,012	0.5%
		Total Consumer Services			68,122,188	66,549,512	17.6%
Schoox, Inc. (h)(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	548,298	4,493,211	1.2%
		Total Corporate Education Software			548,298	4,493,211	1.2%
Innergy, Inc. (d)	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+7.29%), 10.95% Cash, 2/20/2030	2/20/2025	$22,472,000	22,472,000	22,359,640	5.9%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.29%), 10.95% Cash, 2/20/2030	2/20/2025	$-	-	-	0.0%
		Total Custom Millwork Software			22,472,000	22,359,640	5.9%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,688,284	1.0%
		Total Cyber Security			1,906,275	3,688,284	1.0%
Gen4 Dental Partners Holdings, LLC (d)	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+5.75%), 9.37% Cash, 5/13/2030	5/13/2024	$7,017,857	6,970,404	7,017,856	1.9%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (1M USD TERM SOFR+5.75%), 9.37% Cash, 5/13/2030	5/13/2024	$-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,304,158	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.32%), 12.96% Cash, 4/18/2028	4/18/2023	$7,000,000	6,952,492	7,038,500	1.9%
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.32%), 12.96% Cash, 4/18/2028	4/18/2023	$13,000,000	12,891,854	13,071,500	3.4%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	3,200,000	3,200,000	4,085,152	1.1%
		Total Dental Practice Management			31,042,269	32,517,166	8.6%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 9.97% Cash, 3/16/2027	3/16/2022	$23,752,538	23,710,937	17,298,974	4.5%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 9.97% Cash, 3/16/2027	3/16/2022	$-	-	(169,813)	0.0%
Exigo, LLC (h)(i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	-	0.0%
		Total Direct Selling Software			24,752,604	17,129,161	4.5%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.16% Cash, 11/30/2026	5/31/2017	$23,000,000	23,000,000	22,429,600	5.9%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	408,822	0.1%
		Total Education Services			23,499,904	22,838,422	6.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.66% Cash, 8/5/2027	8/5/2022	$32,000,000	31,903,006	31,865,600	8.4%
		Total Education Software			31,903,006	31,865,600	8.4%
Haystack Team Inc.	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.16% Cash, 12/31/2030	12/31/2025	$5,364,310	5,319,370	5,312,813	1.4%
Haystack Team Inc. (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.16% Cash, 12/31/2030	12/31/2025	-	-	-	0.0%
Haystack Team Inc. (h)	Employee Collaboration Software	Series A Preferred Stock	12/31/2025	$1,250,000	1,421,890	1,250,000	0.3%
		Total Employee Collaboration Software			6,741,260	6,562,813	1.7%
GDS Software Holdings, LLC (d)	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.66% Cash, 12/30/2028	12/30/2021	$28,713,926	28,689,960	28,567,485	7.5%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 10.66% Cash, 12/30/2028	12/30/2021	$3,286,073	3,255,863	3,269,314	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	250,000	0.1%
		Total Financial Services			32,195,823	32,086,799	8.5%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.12% Cash, 7/19/2029	7/19/2023	$20,000,000	19,875,340	19,908,000	5.3%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.12% Cash, 7/19/2029	7/19/2023	$2,000,000	1,983,095	1,990,800	0.5%
		Total Fire Inspection Business Software			21,858,435	21,898,800	5.8%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.66% Cash, 3/31/2028	3/31/2023	$24,967,271	24,861,695	24,075,940	6.4%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.66% Cash, 3/31/2028	3/31/2023	$-	-	-	0.0%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	548,784	0.1%
		Total Health/Fitness Franchisor			26,861,695	24,624,724	6.5%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,044,444	0.8%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 9.91% Cash, 12/31/2028	1/31/2017	$90,000,000	89,686,057	90,000,000	23.8%
		Total Healthcare Services			93,361,057	93,044,444	24.6%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.16% Cash, 12/31/2028	11/12/2020	$35,125,000	35,125,000	35,030,163	9.3%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.16% Cash, 12/31/2028	11/12/2020	$10,300,000	10,310,007	10,272,190	2.7%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	240,592	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	61,942	0.0%
		Total Healthcare Software			46,037,220	45,604,887	12.1%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.38%), 11.04% Cash, 5/16/2028	11/16/2020	$43,000,000	42,929,604	42,226,000	11.1%
Granite Comfort, LP (d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.38%), 11.04% Cash, 5/16/2028	11/16/2020	$8,389,865	8,364,349	8,238,847	2.2%
		Total HVAC Services and Sales			51,293,953	50,464,847	13.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	8,229,319	2.2%
		Total Industrial Products			-	8,229,319	2.2%
AgencyBloc, LLC (d)	Insurance Software	First Lien Term Loan (3M USD TERM SOFR+6.31%), 9.97% Cash, 10/1/2029	10/1/2021	$17,391,477	17,357,625	17,328,868	4.6%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	4,546,785	1.2%
		Total Insurance Software			19,857,625	21,875,653	5.8%
Avantra (a)	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 11.63% Cash, 9/20/2029	9/19/2024	$17,000,000	16,861,074	16,858,900	4.4%
Maple Holdings Midco Limited (a)(h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	1,791,816	0.5%
		Total IT Services			18,861,074	18,650,716	4.9%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 10.62% Cash, 12/30/2028	12/30/2022	$19,150,529	19,015,126	16,249,224	4.3%
		Total Marketing Orchestration Software			19,015,126	16,249,224	4.3%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	366,266	0.1%
		Total Mental Healthcare Services			4,169,599	366,266	0.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 8.91% Cash, 8/26/2026	8/26/2021	$15,000,000	14,992,601	13,981,500	3.7%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 9.66% Cash, 8/26/2026	8/26/2021	$5,000,000	4,995,596	4,660,500	1.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	432,156	0.1%
		Total Mentoring Software			22,988,197	19,074,156	5.0%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.41% Cash, 9/5/2029	9/5/2024	$31,500,000	31,273,004	31,273,200	8.3%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.41% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,285,294	0.6%
		Total Municipal Government Software			33,273,004	33,558,494	8.9%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.00% Cash, 12/31/2028	12/28/2012	$5,300,000	5,292,995	5,313,250	1.4%
		Total Office Supplies			5,292,995	5,313,250	1.4%
Ludi, Inc. (j)	Physician Compensation Management Software	Revolving Credit Facility (3M USD TERM SOFR+5.00%), 8.66% Cash, 12/31/2030	2/17/2026	$2,900,000	2,875,000	2,875,060	0.8%
		Total Physician Compensation Management Software			2,875,000	2,875,060	0.8%
Vitana DSO, LLC	Pediatric and Orthodontic Dentistry Platform	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.16% Cash, 5/28/2031	5/28/2026	$25,000,000	24,812,743	24,812,500	6.6%
Vitana DSO, LLC (j)	Pediatric and Orthodontic Dentistry Platform	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.16% Cash, 5/28/2031	5/28/2026	$-	-	-	0.0%
		Total Pediatric and Orthodontic Dentistry Platform			24,812,743	24,812,500	6.6%

Breezeway Homes, Inc	Property Operations Management Software	First Lien Term Loan (3M USD TERM SOFR+6.63%), 10.29% Cash, 2/23/2031	2/23/2026	$22,000,000	21,794,327	21,782,500	5.7%
Breezeway Homes, Inc (j)	Property Operations Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.63%), 10.29% Cash, 2/23/2031	2/23/2026	$-	-	-	0.0%
Breezeway Homes, Inc (h)	Property Operations Management Software	Class A Common Units	2/23/2026	1,000,000	1,000,000	1,000,000	0.3%
		Total Property Operations Management Software			22,794,327	22,782,500	6.0%
Source 44 LLC	Product Compliance Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 8.91% Cash, 10/17/2030	10/17/2025	$3,000,000	2,967,899	2,985,600	0.8%
Source 44 LLC (j)	Product Compliance Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 8.91% Cash, 10/17/2030	10/17/2025	$1,500,000	1,487,891	1,492,800	0.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Source 44 LLC (j)	Product Compliance Software	Revolving Credit Facility (3M USD TERM SOFR+5.25%), 8.91% Cash, 10/17/2030	10/17/2025	$-	-	-	0.0%
PG Source Investments, LLC (h)	Product Compliance Software	Series A Preferred Stock	10/17/2025	705	1,500,000	1,590,414	0.4%
		Total Product Compliance Software			5,955,790	6,068,814	1.6%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.76% Cash, 9/30/2028	7/9/2020	$14,000,000	14,000,000	13,675,200	3.6%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 10.76% Cash, 9/30/2028	2/12/2021	$38,500,000	38,500,000	37,606,800	9.9%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	800,514	0.2%
		Total Real Estate Services			53,872,557	52,082,514	13.7%
Wellspring Worldwide Inc. (d)	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.08% Cash, 2/28/2029	6/27/2022	$9,372,000	9,327,043	9,317,642	2.5%
Wellspring Worldwide Inc.	Research Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.42%), 12.08% Cash, 2/28/2029	6/27/2022	$25,310,000	25,109,545	25,163,202	6.6%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	922,797	0.2%
		Total Research Software			36,911,748	35,403,641	9.3%
Rewind Intermediate Inc.	Residential Remediation Services	First Lien Term Loan (3M USD TERM SOFR+4.25%), 7.91% Cash, 3/5/2031	3/5/2026	$8,900,000	8,824,255	8,822,125	2.3%
Rewind Intermediate Inc. (j)	Residential Remediation Services	Delayed Draw Term Loan (3M USD TERM SOFR+4.25%), 7.91% Cash, 3/5/2031	3/5/2026	$-	-	-	0.0%
Rewind Intermediate Inc. (j)	Residential Remediation Services	Revolving Credit Facility (3M USD TERM SOFR+4.25%), 7.91% Cash, 3/5/2031	3/5/2026	$-	(25,022)	-	0.0%
Rewind Intermediate Inc. (h)	Residential Remediation Services	Class A-1 Common Units	3/5/2026	500,000	500,000	500,000	0.1%
		Total Residential Remediation Services			9,299,233	9,322,125	2.4%
Angry Chickz, Inc.	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.75%), 8.37% Cash, 10/9/2030	10/9/2025	$7,900,000	7,866,038	7,900,000	2.1%
Angry Chickz, Inc. (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.75%), 8.37% Cash, 10/9/2030	10/9/2025	$6,000,000	5,970,000	6,000,000	1.6%
LFR Chicken LLC (d)	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.50%), 8.12% Cash, 11/26/2030	11/19/2021	$22,000,000	21,894,511	21,747,000	5.7%
LFR Chicken LLC (d)(j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.50%), 8.12% Cash, 11/26/2030	11/19/2021	$18,000,000	17,956,363	17,793,000	4.7%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	2,042,828	0.5%
		Total Restaurant			54,686,912	55,482,828	14.6%
SAI Systems Health, LLC	Revenue Cycle Management & Related Services	First Lien Term Loan (3M USD TERM SOFR+5.00%), 8.66% Cash, 11/24/2030	11/24/2025	$28,000,000	27,825,000	27,664,000	7.3%
SAI Systems Health, LLC (j)	Revenue Cycle Management & Related Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.00%), 8.66% Cash, 11/24/2030	11/24/2025	$-	-	-	0.0%
SAI Systems Health Topco, LLC (h)	Revenue Cycle Management & Related Services	Class A Common Units	11/24/2025	350,000	350,000	381,267	0.1%
		Total Revenue Cycle Management & Related Services			28,175,000	28,045,267	7.4%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,342,160	0.6%
		Total Staffing Services			100,000	2,342,160	0.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
AIMCO 2025-24A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.10%), 9.76% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,517,696	0.4%
AIMCO 2024-21A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.40%), 9.06% Cash, 4/18/2039	4/1/2026	$2,000,000	2,000,000	2,026,262	0.5%
APID 2023-45A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.15%), 8.81% Cash, 7/26/2038	6/5/2025	$2,800,000	2,800,000	2,769,721	0.7%
APID 2017-28A DR (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 8.66% Cash, 10/20/2038	7/25/2025	$2,500,000	2,500,000	2,504,140	0.7%
BGCLO 2025-13A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 7.71% Cash, 10/23/2038	8/7/2025	$2,000,000	2,000,000	2,005,000	0.5%
BGCLO 2024-9A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.25%), 9.91% Cash, 10/22/2037	3/31/2026	$1,000,000	1,000,500	1,004,245	0.3%
BSP 2016-10A C2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 7.76% Cash, 7/20/2038	7/10/2025	$2,000,000	2,000,000	1,988,256	0.5%
BSP 2020-21A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.95%), 8.61% Cash, 1/15/2039	11/4/2025	$1,500,000	1,500,000	1,495,548	0.4%
BSP 2025-40A E (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 8.91% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,012,933	0.8%
ELM27 2024-3A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.60%), 8.26% Cash, 4/18/2039	4/28/2026	$2,500,000	2,500,000	2,504,858	0.7%
HLM 2025-26A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 7.76% Cash, 7/20/2038	7/18/2025	$2,000,000	2,000,000	1,992,130	0.5%
NMC CLO-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.91%), 10.57% Cash, 3/20/2038	4/17/2025	$1,000,000	980,000	1,008,009	0.3%
NMC CLO-7A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 8.66% Cash, 3/31/2038	3/13/2025	$1,000,000	1,000,000	994,983	0.3%
NMC CLO-5A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.85%), 9.51% Cash, 7/20/2036	6/30/2025	$3,000,000	3,000,000	2,969,940	0.8%
NMC CLO-3A D2R (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 7.76% Cash, 10/20/2038	8/4/2025	$2,250,000	2,250,000	2,193,667	0.6%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.41% Cash, 10/21/2037	4/10/2025	$1,000,000	976,250	1,004,864	0.3%
OAKC 2025-22A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.55%), 9.21% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,253,889	0.3%
OAKC 2020-7A D2R2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 7.71% Cash, 7/19/2038	6/18/2025	$3,250,000	3,250,000	3,222,486	0.8%
OCP 2025-43A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.16% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,013,091	0.3%
OCP 2023-28A (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 8.91% Cash, 7/16/2038	6/18/2025	$3,000,000	3,000,000	3,011,058	0.8%
OCP 2016-11A D2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 7.76% Cash, 7/26/2038	6/26/2025	$1,500,000	1,500,000	1,491,188	0.4%
OCP 2016-12A D2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.25%), 7.91% Cash, 10/18/2037	5/5/2026	$1,000,000	998,500	992,794	0.3%
POST 2023-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+3.95%), 7.61% Cash, 10/20/2038	10/17/2025	$1,000,000	1,000,000	996,585	0.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
POST 2024-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.35%), 8.01% Cash, 3/30/2039	5/6/2026	$2,500,000	2,500,000	2,504,955	0.7%
REGT6 2016-1A ER3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.45%), 9.11% Cash, 10/20/2038	9/12/2025	$1,500,000	1,500,000	1,485,399	0.4%
REGT23 2021-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.00%), 7.66% Cash, 10/15/2038	10/30/2025	$2,000,000	2,000,000	1,969,584	0.5%
TREST 2017-1A ERR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.95%), 9.61% Cash, 7/25/2037	3/7/2025	$1,250,000	1,257,125	1,253,816	0.3%
TREST 2018-2A D2RR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.25%), 7.91% Cash, 7/15/2039	5/8/2026	$2,000,000	2,000,000	2,003,910	0.5%
WBOX 2023-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.48%), 10.14% Cash, 4/20/2036	4/10/2025	$3,500,000	3,470,645	3,513,377	0.9%
WBOX 2025-5A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 7.76% Cash, 7/20/2038	6/24/2025	$2,000,000	2,000,000	2,003,540	0.5%
		Total Structured Finance Securities			57,733,020	57,707,924	15.3%
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.16% Cash,3/26/2030	3/26/2025	$10,000,000	9,929,208	9,891,000	2.6%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.16% Cash, 3/26/2030	3/26/2025	$2,000,000	1,984,516	1,978,200	0.5%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/26/2025	200,000	200,000	200,000	0.1%
		Total Supply Chain Planning Software			12,113,724	12,069,200	3.2%
Employer Direct Healthcare, LLC (Lantern)	Surgical Benefits Management	Second Lien Term Loan (3M USD TERM SOFR+7.25%), 10.91% Cash, 1/20/2031	1/20/2026	$35,000,000	34,726,993	34,695,500	9.2%
		Total Surgical Benefits Management			34,726,993	34,695,500	9.2%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.42% Cash, 5/2/2027	5/2/2022	$6,000,000	5,984,978	6,000,000	1.6%
JDXpert (d)(j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.42% Cash, 5/2/2027	5/2/2022	$1,500,000	1,495,264	1,500,000	0.4%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.16% Cash, 8/5/2028	8/5/2022	$20,000,000	19,940,074	19,480,000	5.1%
		Total Talent Acquisition Software			27,420,316	26,980,000	7.1%
VetnCare MSO, LLC (j)	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.41% Cash, 5/12/2028	5/12/2023	$14,635,655	14,576,294	14,635,655	3.9%
		Total Veterinary Services			14,576,294	14,635,655	3.9%
Better Impact USA Inc.	Volunteer Program Management Software	First Lien Term Loan (3M USD TERM SOFR+4.75%), 8.41% Cash, 1/8/2031	1/8/2026	$12,000,000	11,919,639	11,910,000	3.1%
Better Impact USA Inc. (j)	Volunteer Program Management Software	Delayed Term Loan (3M USD TERM SOFR+4.75%), 8.41% Cash, 1/8/2031	1/8/2026	$-	-	-	0.0%
Better Impact USA Inc. (h)	Volunteer Program Management Software	Preferred Units	1/8/2026	683,585	1,000,000	1,000,000	0.3%
		Total Volunteer Program Management Software			12,919,639	12,910,000	3.4%
Sub Total Non-control/Non-affiliate investments					1,042,264,577	1,034,744,952	273.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 13.3% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 12.66% Cash, 8/18/2027	8/18/2022	$7,100,000	7,080,125	7,083,670	1.9%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$8,583,293	8,567,134	8,029,670	2.1%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series B Preferred Units	11/21/2025	854,300	3,000,000	-	0.0%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series C Preferred Units	11/21/2025	730,280	730,280	730,280	0.2%
		Total Corporate Education Software			19,377,539	15,843,620	4.2%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 10.66% Cash, (3M USD TERM SOFR + 7.00%) PIK, 12/31/2027	6/30/2021	$17,151,088	17,141,912	17,080,768	4.5%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 10.66% Cash, (3M USD TERM SOFR + 7.00%) PIK, 12/31/2027	6/30/2021	$1,217,174	1,214,805	1,212,184	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 10.66% Cash, (3M USD TERM SOFR + 7.00%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	4,213,998	1.1%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	4,367,656	1.2%
		Total Employee Collaboration Software			22,467,935	26,874,606	7.1%
SmartAC.com, LLC (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.16% Cash, 4/7/2030	4/7/2025	$4,645,370	4,616,824	4,595,200	1.2%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.16% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
SmartAC.com, LLC (f)	HVAC Monitoring Devices	Series A Preferred Units	4/7/2025	1,262,201	2,999,999	3,011,978	0.8%
		Total HVAC Monitoring Devices			7,616,823	7,607,178	2.0%
Sub Total Affiliate investments					49,462,297	50,325,404	13.3%
Control investments - 10.9% (b)
Zollege PBC (g)	Education Services	First Lien Term Loan 10.00%, 8/9/2027	5/11/2021	$1,596,552	1,596,552	1,435,779	0.4%
Zollege PBC (g)(j)	Education Services	Delayed Draw Term Loan 10.00%, 8/9/2027	5/11/2021	$-	-	-	0.0%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	10,884,867	2.9%
		Total Education Services			2,155,351	12,320,646	3.3%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$1,900,000	1,900,000	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			5,838,561	-	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,408,784	-	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)(k)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 13.66%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	-	0.0%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+7.35%), 11.01%, 10/20/2037	9/24/2025	$8,750,000	8,443,750	8,302,435	2.2%
		Total Structured Finance Securities			32,227,534	8,302,435	2.2%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	15,666,774	4.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(n)	Investment Fund	Membership Interest	12/17/2021	19,197,861	19,197,861	4,973,731	1.3%
		Total Investment Fund			36,816,815	20,640,505	5.4%
Sub Total Control investments					77,038,261	41,263,586	10.9%
TOTAL INVESTMENTS - 297.6% (b)					$1,168,765,135	$1,126,333,942	297.6%

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts) - 16.1% (b)
Goldman Sachs Financial Square Government Fund (1)(2)	46,140,915	$46,140,915	$46,140,915	12.2%
Cash and cash equivalents	46,140,915	46,140,915	46,140,915	12.2%
Goldman Sachs Financial Square Government Fund (1)(2)	12,126,303	12,126,303	12,126,303	3.2%
Valley National Bank Business Money Market Fund (1)(3)	2,541,599	2,541,599	2,541,599	0.7%
Cash and cash equivalents, reserve accounts	14,667,902	14,667,902	14,667,902	3.9%

Total Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts)	60,808,817	$60,808,817	$60,808,817	16.1%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(2)	Current yield as of May 31, 2026, was approximately 3.53% on the Goldman Sachs Financial Square Government Fund.

(3)	Current yield as of May 31, 2026, was approximately 3.10% on the Valley National Bank Business Money Market Fund.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of May 31, 2026, non-qualifying assets represent 8.8% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $378,454,958 as of May 31, 2026.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the three months ended May 31, 2026 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons	Sales/ Paydowns	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$28,427,238	$-	$-	$506,798	$-	$-	$(1,730,883)	$26,874,606
ETU Holdings, Inc.	16,055,433	-	-	570,032	-	-	(534,173)	15,843,620
SmartAC.com,LLC	8,228,240	-	(471,929)	152,875	-	-	(153,556)	7,607,178
Total	$52,710,911	$-	$(471,929)	$1,229,705	$-	$-	$(2,418,612)	$50,325,404

Saratoga Investment Corp.

Consolidated Schedule of Investments

May 31, 2026

(unaudited)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended May 31, 2026 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-Ons	Sales/ Paydowns	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$-	$-	$(638,355)	$-	$-	$-	$638,355	$-	$-
Pepper Palace, Inc.	2,038,911	1,900,000	-	-	-	-	-	(3,938,911)	-
Zollege PBC	12,048,652	-	-	19,588	-	-	-	252,407	12,320,646
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	-	544,988	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	-	-	-	-	-	-	-
Saratoga Senior Loan Fund I JV, LLC	16,130,152	-	-	440,474	-	-	-	(463,378)	15,666,774
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note	8,422,177	-	-	246,240	-	-	-	-	8,302,435
Saratoga Senior Loan Fund I JV, LLC	1,535,443	-	-	-	778,852	-	-	3,438,288	4,973,731
Total	$40,175,335	$1,900,000	$(638,355)	$706,302	$778,852	$544,988	$638,355	$(711,594)	$41,263,586

(h)	Non-income producing at May 31, 2026

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of May 31, 2026. (See Note 9 to the consolidated financial statements).

(k)	As of May 31, 2026, the investment was on non-accrual status. The fair value of these investments was approximately $0.0 million, which represented 0.0% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of May 31, 2026.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

(n)	On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV. (See Note 5 to the consolidated financial statements).

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of May 31, 2026 was 3.62%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of May 31, 2026 was 3.66%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 256.5% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (6M USD TERM SOFR+8.08%), 12.25% Cash, 7/18/2027	7/18/2022	11,255,757	$11,202,536	$11,046,400	2.7%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,083,939	2,083,939	2,042,756	0.5%
		Total Alternative Investment Management Software			13,286,475	13,089,156	3.2%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	23,500,000	23,383,683	23,697,400	6.0%
BQE Software, Inc.	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	-	-	-	0.0%
		Total Architecture & Engineering Software			23,383,683	23,697,400	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,860,341	0.5%
		Total Association Management Software			1,072,394	1,860,341	0.5%
Artemis Wax Corp. (d)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.02% Cash, 5/20/2029	5/20/2021	65,000,000	64,886,056	64,473,500	16.2%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	-	0.0%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,825,324	0.5%
		Total Consumer Services			68,097,922	66,298,824	16.7%
Schoox, Inc. (h)(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	548,298	4,386,183	1.1%
		Total Corporate Education Software			548,298	4,386,183	1.1%
Innergy, Inc. (d)	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	32,000,000	31,778,687	31,884,800	8.0%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	8,500,000	8,432,838	8,469,400	2.1%
		Total Custom Millwork Software			40,211,525	40,354,200	10.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	4,233,053	1.1%
		Total Cyber Security			1,906,275	4,233,053	1.1%
Gen4 Dental Partners Holdings, LLC (d)	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	7,035,714	6,982,168	7,049,786	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,279,457	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.34%), 13.69% Cash, 4/18/2028	4/18/2023	7,000,000	6,945,319	7,038,500	1.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.34%), 13.69% Cash, 4/18/2028	4/18/2023	13,000,000	12,876,266	13,071,500	3.3%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	3,200,000	3,200,000	3,983,552	1.0%
		Total Dental Practice Management			31,031,272	32,422,795	8.1%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	23,815,038	23,755,517	20,695,268	5.2%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	-	-	(81,875)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	-	0.0%
		Total Direct Selling Software			24,797,184	20,613,393	5.2%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.67% Cash, 11/30/2026	5/31/2017	23,000,000	23,000,000	22,839,000	5.8%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	636,224	0.2%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 8/5/2027	8/5/2022	32,000,000	31,875,991	31,936,000	8.1%
		Total Education Software			55,375,895	55,411,224	14.1%
Haystack Team Inc.	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.17% Cash, 12/31/2030	12/31/2025	5,299,222	5,249,222	5,248,609	1.3%
Haystack Team Inc. (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.17% Cash, 12/31/2030	12/31/2025	-	-	-	0.0%
Haystack Team Inc. (h)	Employee Collaboration Software	Series A Preferred Stock	12/31/2025	$1,250,000	1,421,890	1,250,000	0.3%
		Total Employee Collaboration Software			6,671,112	6,498,609	1.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
GDS Software Holdings, LLC (d)	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2028	12/30/2021	28,713,926	28,655,242	28,713,926	7.2%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2028	12/30/2021	3,286,073	3,253,213	3,286,073	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	251,765	0.1%
		Total Financial Services			32,158,455	32,251,764	8.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	20,000,000	19,869,748	20,046,000	5.1%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	-	-	-	0.0%
		Total Fire Inspection Business Software			19,869,748	20,046,000	5.1%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	16,228,726	16,154,267	15,504,925	3.9%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	8,738,545	8,696,307	8,348,806	2.1%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	754,655	0.2%
		Total Health/Fitness Franchisor			26,850,574	24,608,386	6.2%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,353,548	0.8%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.42% Cash, 12/31/2028	1/31/2017	90,000,000	89,652,007	90,000,000	22.7%
		Total Healthcare Services			93,327,007	93,353,548	23.5%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 10.67% Cash, 12/31/2028	11/12/2020	35,125,000	35,098,620	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 10.67% Cash, 12/31/2028	11/12/2020	10,300,000	10,309,993	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	238,402	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	60,670	0.0%
		Total Healthcare Software			46,010,826	45,724,072	11.6%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$43,000,000	42,902,297	42,247,500	10.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$9,992,940	9,955,368	9,818,064	2.5%
		Total HVAC Services and Sales			52,857,665	52,065,564	13.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	8,604,501	2.2%
		Total Industrial Products			-	8,604,501	2.2%
AgencyBloc, LLC (d)	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+6.31%), 12.03% Cash, 10/1/2029	10/1/2021	$17,436,477	17,398,618	17,450,426	4.4%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	5,866,373	1.5%
		Total Insurance Software			19,898,618	23,316,799	5.9%
Avantra (a)	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.14% Cash, 9/20/2029	9/19/2024	$17,000,000	16,854,905	16,938,800	4.3%
Maple Holdings Midco Limited (a)(h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,333,016	0.6%
		Total IT Services			18,854,905	19,271,816	4.9%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.37% Cash, 12/30/2028	12/30/2022	$19,091,720	18,942,898	16,791,168	4.2%
		Total Marketing Orchestration Software			18,942,898	16,791,168	4.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	332,895	0.1%
		Total Mental Healthcare Services			4,169,599	332,895	0.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.19% Cash, 8/26/2026	8/26/2021	$15,000,000	14,979,066	14,596,500	3.7%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 9.94% Cash, 8/26/2026	8/26/2021	$5,000,000	4,991,064	4,865,500	1.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	1,087,028	0.3%
		Total Mentoring Software			22,970,130	20,549,028	5.2%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$31,500,000	31,262,232	31,424,400	7.9%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,269,227	0.6%
		Total Municipal Government Software			33,262,232	33,693,627	8.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.00% Cash, 12/31/2028	12/28/2012	$5,300,000	5,288,924	5,313,250	1.3%
		Total Office Supplies			5,288,924	5,313,250	1.3%
Ludi, Inc. (j)	Physician Compensation Management Software	Revolving Credit Facility (3M USD TERM SOFR+5.00%), 8.67% Cash, 12/31/2030	2/17/2026	$1,400,000	1,375,000	1,375,000	0.3%
		Total Physician Compensation Management Software			1,375,000	1,375,000	0.3%
Breezeway Homes, Inc	Property Operations Management Software	First Lien Term Loan (3M USD TERM SOFR+6.63%), 10.30% Cash, 2/23/2031	2/23/2026	22,000,000	21,783,721	21,782,500	5.5%
Breezeway Homes, Inc (j)	Property Operations Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.63%), 10.30% Cash, 2/23/2031	2/23/2026	-	-	-	0.0%
Breezeway Homes, Inc (h)	Property Operations Management Software	Class A Common Units	2/23/2026	1,000,000	1,000,000	1,000,000	0.3%
		Total Property Operations Management Software			22,783,721	22,782,500	5.8%
Source 44 LLC	Product Compliance Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	3,000,000	2,965,873	2,973,750	0.8%
Source 44 LLC (j)	Product Compliance Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	1,500,000	1,486,911	1,486,875	0.4%
Source 44 LLC (j)	Product Compliance Software	Revolving Credit Facility (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	-	-	-	0.0%
PG Source Investments, LLC (h)	Product Compliance Software	Series A Preferred Stock	10/17/2025	705	1,500,000	1,499,999	0.4%
		Total Product Compliance Software			5,952,784	5,960,624	1.6%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2028	7/9/2020	$14,000,000	14,000,000	13,720,667	3.5%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2028	2/12/2021	$38,500,000	38,500,000	37,731,834	9.5%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	872,433	0.2%
		Total Real Estate Services			53,872,557	52,324,934	13.2%
Wellspring Worldwide Inc. (d)	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$9,372,000	9,323,366	9,372,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$25,310,000	25,094,468	25,310,000	6.4%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	1,871,060	0.5%
		Total Research Software			36,892,994	36,553,060	9.3%
Angry Chickz, Inc.	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$7,900,000	7,860,500	7,860,500	2.0%
Angry Chickz, Inc. (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$6,000,000	5,970,000	5,970,000	1.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC (d)	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$22,000,000	21,882,824	21,903,200	5.5%
LFR Chicken LLC (d)(j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$18,000,000	17,948,780	17,920,800	4.5%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,993,985	0.5%
		Total Restaurant			54,662,104	55,648,485	14.0%
SAI Systems Health, LLC	Revenue Cycle Management & Related Services	First Lien Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$28,000,000	27,825,000	27,825,000	7.0%
SAI Systems Health, LLC (j)	Revenue Cycle Management & Related Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$-	-	-	0.0%
SAI Systems Health Topco, LLC (h)	Revenue Cycle Management & Related Services	Class A Common Units	11/24/2025	350,000	350,000	350,000	0.1%
		Total Revenue Cycle Management & Related Services			28,175,000	28,175,000	7.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,362,023	0.6%
		Total Staffing Services			100,000	2,362,023	0.6%
AIMCO 2025-24A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.10%), 10.27% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,530,603	0.4%
APID 2023-45A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.15%), 9.32% Cash, 7/26/2038	6/5/2025	$2,800,000	2,800,000	2,735,813	0.7%
APID 2017-28A DR (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 10/20/2038	7/25/2025	$2,500,000	2,500,000	2,470,738	0.6%
BGCLO 2025-13A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 10/23/2038	8/7/2025	$2,000,000	2,000,000	2,012,484	0.5%
BSP 2016-10A C2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/10/2025	$2,000,000	2,000,000	1,989,962	0.5%
BSP 2020-21A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.95%), 8.74% Cash, 1/15/2039	11/4/2025	$1,500,000	1,500,000	1,463,577	0.4%
BSP 2025-40A E (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,026,652	0.8%
HLM 2025-26A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/18/2025	$2,000,000	2,000,000	1,949,386	0.5%
NMC CLO-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.91%), 11.08% Cash, 3/20/2038	4/17/2025	$1,000,000	980,000	1,026,088	0.3%
NMC CLO-7A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 3/31/2038	3/13/2025	$1,000,000	1,000,000	976,321	0.2%
NMC CLO-5A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.85%), 10.02% Cash, 7/20/2036	6/30/2025	$3,000,000	3,000,000	2,973,408	0.8%
NMC CLO-3A D2R (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 10/20/2038	8/4/2025	$2,250,000	2,250,000	2,158,945	0.5%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 10/21/2037	4/10/2025	$1,000,000	976,250	989,690	0.2%
OAKC 2025-22A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.55%), 9.72% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,261,281	0.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
OAKC 2020-7A D2R2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 7/19/2038	6/18/2025	$3,250,000	3,250,000	3,251,898	0.8%
OCP 2025-43A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,025,791	0.3%
OCP 2023-28A (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/16/2038	6/18/2025	$3,000,000	3,000,000	2,915,295	0.7%
OCP 2016-11A D2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/26/2038	6/26/2025	$1,500,000	1,500,000	1,510,355	0.3%
POST 2023-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+3.95%), 7.74% Cash, 10/20/2038	10/17/2025	$1,000,000	1,000,000	971,977	0.2%
REGT6 2016-1A ER3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.45%), 9.24% Cash, 10/20/2038	9/12/2025	$1,500,000	1,500,000	1,421,099	0.4%
REGT23 2021-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.00%), 7.79% Cash, 10/15/2038	10/30/2025	$2,000,000	2,000,000	1,978,886	0.5%
TREST 2017-1A ERR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.95%), 10.12% Cash, 7/25/2037	3/7/2025	$1,250,000	1,257,125	1,262,855	0.3%
WBOX 2023-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.48%), 10.65% Cash, 4/20/2036	4/10/2025	$3,500,000	3,470,645	3,501,505	0.9%
WBOX 2025-5A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	6/24/2025	$2,000,000	2,000,000	2,006,926	0.5%
		Total Structured Finance Securities			46,734,020	46,411,535	11.7%
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash,3/26/2030	3/25/2025	$10,000,000	9,926,398	9,903,000	2.5%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 3/26/2030	3/25/2025	$1,600,000	1,587,257	1,584,480	0.4%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/25/2025	200,000	200,000	202,924	0.1%
		Total Supply Chain Planning Software			11,713,655	11,690,404	3.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Employer Direct Healthcare, LLC (Lantern)	Surgical Benefits Management	Second Lien Term Loan (3M USD TERM SOFR+7.25%), 10.92% Cash, 1/20/2031	1/20/2026	35,000,000	34,693,750	34,693,750	8.8%
		Total Surgical Benefits Management			34,693,750	34,693,750	8.8%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$6,000,000	5,982,179	6,000,000	1.4%
JDXpert (d)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$1,000,000	996,525	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$500,000	497,964	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 8/5/2028	8/5/2022	$20,000,000	19,924,505	19,782,000	5.0%
		Total Talent Acquisition Software			27,401,173	27,282,000	6.8%
VetnCare MSO, LLC	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 5/12/2028	5/12/2023	$13,290,655	13,241,485	13,290,655	3.4%
		Total Veterinary Services			13,241,485	13,290,655	3.4%
Better Impact USA Inc.	Volunteer Program Management Software	First Lien Term Loan (3M USD TERM SOFR+4.75%), 8.42% Cash, 1/8/2031	1/8/2026	$12,000,000	11,910,000	11,910,000	3.0%
Better Impact USA Inc. (j)	Volunteer Program Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+4.75%), 8.42% Cash, 1/8/2031	1/8/2026	$-	-	-	0.0%
Better Impact USA Inc. (h)	Volunteer Program Management Software	Preferred Units	1/8/2026	683,585	1,000,000	1,000,000	0.3%
		Total Volunteer Program Management Software			12,910,000	12,910,000	3.3%
Sub Total Non-control/Non-affiliate investments					1,011,840,007	1,016,247,566	256.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 13.4% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.32% Cash, 8/18/2027	8/18/2022	$7,100,000	7,073,608	7,100,000	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$8,273,053	8,251,291	8,013,279	2.0%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series B Preferred Units	11/21/2025	854,300	3,000,000	211,874	0.1%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series C Preferred Units	11/21/2025	730,280	730,280	730,280	0.2%
		Total Corporate Education Software			19,055,179	16,055,433	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 7.00% Cash, (3M USD TERM SOFR + 0.00%) PIK, 12/31/2027	6/30/2021	$16,986,167	16,975,661	17,028,632	4.3%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,205,470	1,202,805	1,208,484	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 7.00% Cash, (3M USD TERM SOFR + 0.00%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	4,193,442	1.1%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	5,996,680	1.5%
		Total Employee Collaboration Software			22,289,684	28,427,238	7.2%
SmartAC.com, LLC (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$5,117,298	5,084,330	5,100,700	1.3%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Series A Preferred Units	4/7/2025	1,262,201	2,999,999	3,127,540	0.8%
		Total HVAC Monitoring Devices			8,084,329	8,228,240	2.1%
Sub Total Affiliate investments					49,429,192	52,710,911	13.4%
Control investments - 10.1% (b)
Zollege PBC (g)	Education Services	First Lien Term Loan 10.00%, 8/9/2027	5/11/2021	$1,576,966	1,576,966	1,370,304	0.3%
Zollege PBC (g)	Education Services	Delayed Draw Term Loan 10.00%, 8/9/2027	5/11/2021	$-	-	(196,575)	0.0%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	10,874,923	2.7%
		Total Education Services			2,135,765	12,048,652	3.0%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,303,994	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	204,389	0.1%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	530,528	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			3,938,561	2,038,911	0.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,408,784	-	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)(k)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.43%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	-	0.0%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+7.35%), 11.14%, 10/20/2037	9/24/2025	$8,750,000	8,443,750	8,422,177	2.1%
		Total Structured Finance Securities			32,227,534	8,422,177	2.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,130,152	4.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(n)	Investment Fund	Membership Interest	12/17/2021	19,197,861	19,197,861	1,535,443	0.4%
		Total Investment Fund			36,816,815	17,665,595	4.5%
Sub Total Control investments					75,118,675	40,175,335	10.1%
TOTAL INVESTMENTS - 280.0% (b)					$1,136,387,874	$1,109,133,812	280.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts) - 5.4% (b)
Goldman Sachs Financial Square Government Fund (1)(2)	1,680,070	$1,680,070	$1,680,070	0.4%
Cash and cash equivalents	1,680,070	1,680,070	1,680,070	0.4%
Goldman Sachs Financial Square Government Fund (1)(2)	17,583,548	17,583,548	17,583,548	4.4%
Valley National Bank Business Money Market Fund (1)(3)	2,522,135	2,522,135	2,522,135	0.7%
Cash and cash equivalents, reserve accounts	20,105,683	20,105,683	20,105,683	5.1%
Total Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts)	21,785,753	$21,785,753	$21,785,753	5.5%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(2)	Current yield as of February 28, 2026, was approximately 3.59% on the Goldman Sachs Financial Square Government Fund.

(3)	Current yield as of February 28, 2026, was approximately 3.19% on the Valley National Bank Business Money Market Fund.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 2026, non-qualifying assets represent 7.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $396,155,754 as of February 28, 2026.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2026 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons	Sales/ Paydowns	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$27,179,347	$-	$-	$2,017,402	$-	$-	$131,417	$28,427,238
ETU Holdings, Inc.	13,368,085	730,280.00	-	2,143,472	-	-	684,994	16,055,433
SmartAC.com,LLC	-	10,939,999	(2,882,702)	807,160	-	-	139,996	8,228,240
Total	$40,547,432	$11,670,279	$(2,882,702)	$4,968,034	$-	$-	$956,407	$52,710,911

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2026 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-Ons	Sales/ Paydowns	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$-	$-	$(638,355)	$-	$-	$-	$638,355	$-	$-
Pepper Palace, Inc.	1,547,000	1,000,000	-	-	-	-	-	(508,089)	2,038,911
Zollege PBC	3,937,150	-	-	115,928	-	-	-	8,192,362	12,048,652
Saratoga Investment Corp. CLO 2013-1, Ltd.	240,578		-	-	-	2,586,517	-	239,675	-
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	12,250,000	-	(12,250,000)	1,762,122	-	-	-	(857,500)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	2,280,938	-	-	1,222,262	-	-	-	(2,280,938)	-
Saratoga Senior Loan Fund I JV, LLC	16,533,626	-	-	1,765,814	-	-	-	(403,474)	16,130,152
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note	-	8,443,750	-	431,533	-	-	-	(21,573)	8,422,177
Saratoga Senior Loan Fund I JV, LLC	3,080,916	1,614,375	-	-	2,404,864	-	-	(3,159,849)	1,535,443
Total	$39,870,208	$11,058,125	$(12,888,355)	$5,297,659	$2,404,864	$2,586,517	$638,355	$1,200,614	$40,175,335

(h)	Non-income producing at February 28, 2026

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2026. (See Note 9 to the consolidated financial statements).

(k)	As of February 28, 2026, the investment was on non-accrual status. The fair value of these investments was approximately $2.0 million, which represented 0.2% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2026.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

(n)	On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV. (See Note 5 to the consolidated financial statements).

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

May 31, 2026

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received licenses to operate as small business investment companies from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. Our wholly owned subsidiary Saratoga Investment Corp. SBIC LP (“SBIC LP”) repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million.

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

The Company, SIF II, SIF III, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). There have been no changes to the Company, SIF II, SIF III, SBIC II LP, or SBIC III LP’s status as investment companies in accordance with ASC 946 during the three months ended May 31, 2026.

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

Operating Segment

In accordance with ASC Topic 280, Segment Reporting, the Company operates through two separate operating segments, with one primary core business segment and one non-core segment, assessed as immaterial by management, resulting in only one reportable segment. The Company’s primary core segment invests in various industries and separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships have similar business and economic characteristics, they have been aggregated into a single reportable segment. The Company’s management and independent Board of Directors are the Chief Operating Decision Makers (“CODM”). The Company and the CODM evaluate and monitor performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of operations.

The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the consolidated statements of operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of total investment income (‘segment revenues’), and total expenses (‘total segment expenses’) and operating expenses (“segment operating expenses”), which are considered the key segment measures of profit or loss received by the CODM. The expense categories included in the Company’s consolidated statement of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. For the three months ended May 31, 2026 and May 31, 2025, operating expenses, which exclude interest and debt financing expenses, base management fees and incentive management fees expense (benefit), totaled $2.7 million and $2.9 million, respectively.

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

As of May 31, 2026, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	May 31, 2026	February 28, 2026
Cash and cash equivalents	46,140,915	$1,680,070
Cash and cash equivalents, reserve accounts	14,667,902	20,105,683
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$60,808,817	$21,785,753

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At May 31, 2026 our investment in one portfolio company and the Class F-2-R-3 Notes of the Saratoga CLO were on non-accrual status with a fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio. At February 28, 2026, our investment in one portfolio company and the Class F-2-R-3 Notes of the Saratoga CLO were on non-accrual status with a fair value of approximately $2.0 million, or 0.2% of the fair value of our portfolio.

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

Payment-in-Kind Interest

The Company may hold debt and preferred equity investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company stops accruing PIK interest if it is expected that the issuer will not be able to pay all principal and interest when due. The Company restores such investments to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

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

In order to qualify as a RIC, among other requirements, the Company generally is required to timely distribute to its stockholders at least 90% of its “investment company taxable income”, as defined by the Code, for each fiscal tax year. The Company will be subject to U.S. federal income tax imposed at corporate rates on its investment company taxable income and net capital gains that it does not timely distribute to shareholders. The Company will be subject to a non-deductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least (1) 98% of its net ordinary income in any calendar year, (2) 98.2% of its capital gain net income for each one-year period ending on October 31 and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2026, February 28, 2025 and February 29, 2024 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2022, 2023, 2024, 2025 and 2026 federal tax years for the Company remain subject to examination by the IRS. At May 31, 2026, and February 28, 2026, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

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

ASC 820 establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2— Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments that are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

●	Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs may be based on the Company’s own assumptions about how market participants would price the asset or liability or may use Level 2 inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level 3 if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation technique. The Company uses multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selection of the valuation techniques and the inputs and assumptions used within those techniques often requires subjective judgments and estimates. These techniques include market comparables, the Black-Scholes model, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

The following table presents fair value measurements of investments, by major class, as of May 31, 2026 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$920,576	$-	$920,576
Second lien term loans	-	-	42,725	-	42,725
Unsecured term loans	-	-	15,667	-	15,667
Structured finance securities	-	57,708	8,302	-	66,010
Equity interests	-	-	76,382	4,974	81,356
Total	$-	$57,708	$1,063,652	$4,974	$1,126,334

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended May 31, 2026 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2026	$910,991	$42,707	$16,130	$8,422	$82,937	$1,061,187
Payment-in-kind and other adjustments to cost	368	310	-	-	-	678
Net accretion of discount on investments	775	38	-	-	-	813
Net change in unrealized appreciation (depreciation) on investments	(11,433)	(330)	(463)	(120)	(6,567)	(18,913)
Purchases	67,652	-	-	-	500	68,152
Sales and repayments	(47,777)	-	-	-	(638)	(48,415)
Net realized gain (loss) from investments	-	-	-	-	150	150
Balance as of May 31, 2026	$920,576	$42,725	$15,667	$8,302	$76,382	$1,063,652
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(11,747)	$(330)	$(463)	$178	$(6,567)	$(18,929)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the three months ended May 31, 2026.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of May 31, 2026 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$920,576	Market Comparables	Market Yield (%)	8.1% - 41.3%	11.5%
			Revenue Multiples (x)	0.0x - 2.2x	2.2	x
			EBITDA Multiples (x)	6.5x	6.5	x
			Third-party Bid (x)	11.6x	11.6	x
Second lien term loans	42,725	Market Comparables	Market Yield (%)	11.1% - 19.5%	12.7%
Unsecured term loans	15,667	Discounted Cash Flow	Discount Rate (%)	10.5%	10.5%
Structured finance securities	8,302	Discounted Cash Flow	Discount Rate (%)	9.0% - 70.0%	11.1%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	76,382	Market Comparables	Market Yield (%)	15.5%	0.1%
		Enterprise Value Waterfall	Revenue Multiples (x)	0.0x - 8.2x	6.0	x
		Black-Scholes Modeling (x)	Volatility (%)	40.2%	40.2%
			EBITDA Multiples (x)	4.8x - 20.0x	9.7	x
Total	$1,063,652

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2026 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$910,991	Market Comparables	Market Yield (%)	8.3% - 30.9%	11.1%
			EBITDA Multiples (x)	12.1x	12.1	x
Second lien term loans	$42,707	Market Comparables	Market Yield (%)	11.1% - 16.9%	12.2%
Unsecured term loans	16,130	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Structured finance securities	8,422	Discounted Cash Flow	Discount Rate (%)	8.50% - 70.0%	10.9%
			Recovery Rate (%)	70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	82,937	Market Comparables	Market Yield (%)	13.5%	0.1%
		Enterprise Value Waterfall	Revenue Multiples (x)	0.1x - 8.2x	6.0	x
		Black-Scholes Modeling	Volatility (%)	38.7%	38.7%
			EBITDA Multiples (x)	0.5x - 20.0x	9.4	x
Total	$1,061,187

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of May 31, 2026 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$941,446	80.6%	$920,576	81.7%
Second lien term loans	43,294	3.7	42,725	3.8
Unsecured term loans	17,619	1.5	15,667	1.4
Structured finance securities	89,961	7.7	66,010	5.9
Equity interests	76,445	6.5	81,356	7.2
Total	$1,168,765	100.0%	$1,126,334	100.0%

The composition of our investments as of February 28, 2026 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$920,429	81.0%	$910,991	82.1%
Second lien term loans	42,945	3.8	42,707	3.9
Unsecured term loans	17,619	1.6	16,130	1.5
Structured finance securities	78,962	6.9	54,834	4.9
Equity interests	76,433	6.7	84,472	7.6
Total	$1,136,388	100.0%	$1,109,134	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at May 31, 2026. The inputs at May 31, 2026 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 70%

●	Discount rate: 9.00%–70.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as a practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of May 31, 2026, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively). As of May 31, 2026, our current total investments in SAAS companies was $532.6 million, or 47.3% of total investments at fair value.

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

For the three months ended May 31, 2026 and May 31, 2025, the Company accrued management fee income of $0.5 million and $0.7 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the Saratoga CLO.

As of May 31, 2026, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $0.0 million. As of May 31, 2026, the fair value of its investment in the Class F-2-R-3 Notes of Saratoga CLO was $0.0 million. As of May 31, 2026, Saratoga CLO had investments with a principal balance of $361.1 million and a weighted average spread over SOFR of 3.4% and had debt with a principal balance of $378.2 million with a weighted average spread over SOFR of 2.7%. As of May 31, 2026, the present value of the projected future cash flows of the subordinated notes was $0.0 million, using a 70% discount rate. The Company’s total investment in the subordinated notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30.0 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date, the Company has received distributions of $92.2 million, management fees of $41.4 million and incentive fees of $1.2 million.

As of February 28, 2026, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $0.0 million. As of February 28, 2026, the fair value of its investment in the Class F-2-R-3 Notes of Saratoga CLO was $0.0 million. As of February 28, 2026, Saratoga CLO had investments with a principal balance of $390.0 million and a weighted average spread over SOFR of 3.4% and had debt with a principal balance of $410.3 million with a weighted average spread over SOFR of 2.6%. As of February 28, 2026, the present value of the projected future cash flows of the subordinated notes was approximately $0.0 million, using a 70% discount rate. The Company’s total investment in the subordinated notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30.0 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021. To date, the Company has received distributions of $92.2 million, management fees of $41.0 million and incentive fees of $1.2 million.

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of May 31, 2026 and February 28, 2026, and for the three months ended May 31, 2026 and May 31, 2025.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	May 31, 2026	February 28, 2026
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $354,529,855 and $381,488,638, respectively)	$328,443,133	$353,285,019
Equities at fair value (amortized cost of $2,057,926 and $1,324,217, respectively)	784,032	831,552
Total investments at fair value (amortized cost of $356,587,781 and $382,812,855, respectively)	329,227,165	354,116,571
Cash and cash equivalents	18,833,315	22,319,387
Receivable from open trades	9,530,237	10,432,424
Interest receivable (net of reserve of $836,267 and $817,651, respectively)	2,025,695	2,115,446
Due from affiliate (See Note 7)	1,591	1,591
Prepaid expenses and other assets	1,038,162	596,520
Total assets	$360,656,165	$389,581,939

LIABILITIES
Interest payable	$3,179,588	$2,852,957
Accrued base management fee	46,568	49,944
Accrued subordinated management fee	186,270	199,776
Accounts payable and accrued expenses	837,558	568,796
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	124,676,427	156,828,563
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(165,899)	(171,966)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(1,723,511)	(1,786,533)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,044,031)	(1,081,116)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(27,259,170)	(28,255,929)
Total liabilities	463,233,800	493,704,492

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(102,577,885)	(104,122,803)
Total net deficit	(102,577,635)	(104,122,553)
Total liabilities and net assets	$360,656,165	$389,581,939

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended
	May 31, 2026	May 31, 2025
INVESTMENT INCOME
Total interest from investments	$8,749,025	$11,413,857
Interest from cash and cash equivalents	197,709	208,109
Other income	43,049	5,859
Total investment income	8,989,783	11,627,825

EXPENSES
Interest and debt financing expenses	7,475,687	9,944,361
Base management fee	108,998	147,072
Subordinated management fee	435,991	558,103
Professional fees	80,384	188,125
Trustee expenses	40,030	48,860
Other expense	94,698	136,476
Total expenses	8,235,788	11,022,997
NET INVESTMENT INCOME (LOSS)	753,995	604,828

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(544,745)	(2,066,876)
Net change in unrealized depreciation on investments	1,335,668	(5,022,409)
Net realized and unrealized gain (loss) on investments	790,923	(7,089,285)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,544,918	$(6,484,457)

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						37,028	$216,246	$241,425
ALTISOURCE PORTFOLIO - 29C	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						7,917	-	1,979
ALTISOURCE PORTFOLIO - 30	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						7,917	-	3,127
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,735	248
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,129	391
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Equity Interests	Equity						119,517	119,517	-
Instant Brands Litigation Trust	Consumer Goods: Durable	Equity Interests	Equity						82,383	66,522	500,000
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
JP Intermediate B, LLC	Consumer goods: Non-durable	Common Stock	Equity						9,319	-	-
Keenova Therapeutics C/S	Healthcare & Pharmaceuticals	Common Stock	Equity						6,218	-	-
Lakeland Tours LLC Litigation C/S	Hotel, Gaming & Leisure	Common Stock	Equity						38,169	614,196	382
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	36,480
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	9/20/2030	$1,357,818	1,344,888	1,359,937
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.25%	0.50%	7.00%	2/7/2029	2,417,142	2,365,864	2,424,707
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	9.02%	7/8/2028	2,997,863	2,840,511	2,819,490
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+	3.00%	0.00%	6.58%	5/1/2030	2,126,878	2,116,643	2,038,251
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	3M USD SOFR+	2.50%	0.75%	6.20%	2/1/2031	2,856,463	2,810,238	2,850,408
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	5.41%	3/21/2031	980,006	978,374	976,949
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan (08/25)	Loan	1M USD SOFR+	2.00%	0.00%	5.65%	8/12/2032	238,776	238,776	238,389
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	9.35%	2/10/2027	4,247,345	4,244,034	2,812,592

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (8/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.11%	9/19/2031	787,079	787,079	783,844
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B8 (07/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	5/31/2030	246,887	246,887	247,196
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan (Specified) B	Loan	3M USD SOFR+	6.50%	3.50%	10.30%	2/20/2029	494,997	486,193	494,997
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	6/11/2031	476,513	475,735	463,170
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	3M USD SOFR+	3.00%	0.50%	6.66%	12/13/2029	478,750	470,565	479,348
American Greetings Corporation	Media: Advertising, Printing & Publishing	Term Loan B (04/24)	Loan	1M USD SOFR+	5.75%	0.00%	9.40%	10/30/2029	2,833,596	2,832,988	2,822,970
Amynta Agency Borrower Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	12/29/2031	3,390,033	3,335,746	3,366,303
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+	3.50%	0.00%	7.15%	2/27/2032	485,137	467,198	451,663
Aramark Services, Inc.	Services: Consumer	Term Loan B-10 (12/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	6/24/2030	2,178,778	2,159,625	2,183,680
Aramark Services, Inc.	Services: Consumer	Term Loan (08/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	4/6/2028	1,753,715	1,751,580	1,758,100
ARCIS GOLF LLC	Services: Consumer	Term Loan B (01/25)	Loan	1M USD SOFR+	2.75%	0.50%	6.40%	11/24/2028	488,392	485,943	488,758
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	3.00%	0.00%	6.65%	8/9/2030	2,596,718	2,586,450	2,561,013
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	6.65%	11/24/2032	490,842	488,323	486,302
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term Loan (12/25)	Loan	1M USD SOFR+	3.00%	0.00%	6.65%	12/23/2030	886,545	880,551	886,545
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	1M USD SOFR+	4.00%	0.00%	7.77%	8/19/2028	1,920,467	1,878,185	1,920,870
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	3M USD SOFR+	4.25%	0.00%	7.91%	9/19/2030	2,875,685	2,873,252	2,876,577
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Term Loan B (2/22)	Loan	1M USD SOFR+	2.75%	0.50%	6.40%	2/15/2029	1,290,761	1,282,448	1,283,094
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	5.35%	6/22/2030	1,454,214	1,427,129	1,457,704
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+	1.75%	0.50%	5.45%	12/20/2029	685,410	681,718	687,041

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	7.15%	10/10/2029	525,617	524,507	514,448
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B2	Loan	1M USD SOFR+	2.50%	0.00%	6.13%	5/27/2031	1,619,837	1,611,991	1,611,738
Belfor Holdings Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	6.40%	11/1/2030	1,382,829	1,373,602	1,386,286
Bengal Debt Merger Sub LLC (c)	Beverage, Food & Tobacco	Third Out Term Loan	Loan	3M USD SOFR+	1.00%	0.50%	4.80%	1/24/2030	407,920	178,856	128,189
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.25%	0.00%	5.90%	1/22/2031	1,407,893	1,405,710	1,406,612
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.25%	0.50%	5.90%	12/13/2029	482,678	475,755	483,344
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	6.67%	7/30/2031	997,122	993,865	932,199
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	6/16/2031	2,862,447	2,861,224	2,823,088
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	5.65%	1/27/2031	1,422,354	1,422,354	1,422,837
Brookfield Property REIT Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B (05/25)	Loan	1M USD SOFR+	3.00%	0.00%	6.64%	5/28/2030	1,726,261	1,759,920	1,730,266
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	2.50%	0.00%	6.16%	7/1/2031	486,359	478,507	487,770
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B-7 (10/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	11/22/2032	1,133,400	1,131,449	1,138,365
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.27%	3/31/2028	2,381,250	2,374,080	2,396,133
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	6.27%	6/5/2028	2,344,188	2,253,261	2,274,543
CAPSTONE BORROWER INC	Services: Business	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	6.45%	6/17/2030	861,761	853,592	839,829
CareerBuilder, LLC (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	6.58%	7/31/2026	-	509,228	-
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B1	Loan	1M USD SOFR+	4.25%	0.00%	8.02%	5/31/2030	1,734,870	1,244,677	772,017
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	5.65%	1/23/2032	239,609	239,467	239,549
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.25%	0.50%	8.02%	3/6/2028	651,981	391,580	391,188

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	6.95%	7/6/2029	977,613	962,137	460,944
Charlotte Buyer, Inc.	Services: Business	Term Loan B (01/25)	Loan	1M USD SOFR+	4.25%	0.50%	7.89%	2/11/2028	1,455,384	1,417,809	1,453,463
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B4 (10/25)	Loan	1M USD SOFR+	3.50%	0.00%	7.15%	10/15/2032	2,345,842	2,322,330	2,339,391
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	3/17/2028	475,000	474,840	475,000
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.15%	5/17/2028	1,915,873	1,886,141	1,918,268
CITADEL SECURITIES LP	Banking, Finance, Insurance & Real Estate	Term Loan (10/24)	Loan	3M USD SOFR+	2.00%	0.00%	5.70%	10/31/2031	4,766,553	4,766,553	4,770,176
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	5/6/2030	963,856	961,141	964,916
Cloud Software Group Inc	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.25%	0.00%	6.95%	3/21/2031	493,769	493,567	463,387
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	6.83%	4/13/2029	1,220,000	1,205,230	1,187,975
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	8.15%	9/27/2029	2,829,750	2,781,612	2,837,475
Corelogic, Inc.	Services: Business	Term Loan (4/21)	Loan	1M USD SOFR+	3.50%	0.50%	7.27%	6/2/2028	2,387,500	2,384,588	2,363,625
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (7/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	10/1/2031	1,560,373	1,553,753	1,564,102
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	3M USD SOFR+	2.25%	0.50%	5.95%	2/19/2029	750,000	736,102	753,923
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B4 (07/25)	Loan	1M USD SOFR+	2.75%	0.00%	6.40%	10/31/2031	480,224	479,472	468,218
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B (01/26)	Loan	1M USD SOFR+	3.00%	0.75%	6.65%	1/30/2031	2,376,000	2,359,493	2,389,567
Dave & Buster’s Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+	3.25%	0.50%	6.94%	6/29/2029	762,038	742,044	679,837
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (5/26)	Loan	1M USD SOFR+	3.00%	0.50%	6.65%	5/17/2032	4,831,579	4,771,924	4,837,618
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan B (12/24)	Loan	1M USD SOFR+	3.00%	0.00%	6.63%	11/1/2030	612,547	606,319	614,587
DexKo Global, Inc. (Dragon Merger) (c)	Automotive	Term Loan (9/21)	Loan	3M USD SOFR+	4.50%	0.00%	8.16%	10/3/2031	967,200	965,997	942,111
Diamond Sports Group, LLC (b)	Media: Broadcasting & Subscription	1st Priority Term Loan	Loan	1M USD SOFR+	10.00%	1.00%	13.74%	5/25/2026	29,734	29,734	5,947

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan (1/24)	Loan	3M USD SOFR+	5.25%	0.75%	9.18%	8/2/2029	2,544,025	2,534,855	2,557,457
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	7.41%	10/4/2029	1,455,586	1,390,390	1,447,479
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	9.27%	11/30/2028	2,855,727	2,827,697	2,128,945
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	3M USD SOFR+	5.25%	0.50%	9.06%	12/15/2028	3,842,406	3,770,333	3,706,308
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.15%	6/26/2031	6,241,950	6,224,038	6,163,926
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.15%	1/31/2030	1,708,945	1,708,945	1,710,654
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan (7/25)	Loan	1M USD SOFR+	2.75%	0.50%	6.40%	1/31/2030	932,250	917,608	936,911
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	8.05%	4/11/2031	1,299,175	1,284,658	1,090,008
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	3M USD SOFR+	3.00%	0.50%	6.70%	8/16/2030	957,950	956,852	789,312
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	7.50%	11/23/2028	1,920,000	1,919,949	1,887,994
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	6.65%	3/30/2029	2,131,344	2,108,338	1,669,545
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	3M USD SOFR+	2.25%	0.00%	5.92%	5/31/2030	977,613	974,791	977,661
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.75%	0.50%	7.40%	4/23/2031	1,970,000	1,955,416	1,970,827
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B6	Loan	3M USD SOFR+	2.25%	0.00%	5.95%	10/31/2029	1,461,562	1,452,486	1,463,184
Equiniti Group PLC	Services: Business	Term Loan	Loan	6M USD SOFR+	3.75%	0.50%	7.55%	12/10/2031	957,961	953,388	958,134
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	2.25%	0.50%	5.90%	10/30/2030	1,125,000	1,113,449	1,124,528
Examworks Bidco Inc	Healthcare & Pharmaceuticals	Examworks/Electron 1/26 TL	Loan	1M USD SOFR+	2.50%	0.50%	6.15%	2/6/2033	483,844	483,263	485,605
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Second Refinancing Term Loan (8/25)	Loan	1M USD SOFR+	2.75%	0.00%	6.40%	2/12/2031	491,297	487,871	481,908
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (07/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	6/27/2029	2,767,677	2,767,022	2,762,252

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
First Brands Group, LLC (c)	Automotive	1st Lien Term Loan (3/21)	Loan	1M USD SOFR+	0.00%	1.00%	0.00%	3/30/2027	57,237	57,138	37
First Brands Group, LLC (c)	Automotive	1st Lien Term Loan (3/21)	Loan	1M USD SOFR+	0.00%	1.00%	0.00%	3/30/2027	1,346,904	36,431	647
First Brands Group, LLC (c)	Automotive	New Money DIP Term Loan A (10/25)	Loan	1M USD SOFR+	0.00%	1.00%	0.00%	6/29/2026	1,581,855	1,549,452	353,276
First Brands Group, LLC (c)	Automotive	Roll-Up DIP Term Loan B (10/25)	Loan	1M USD SOFR+	0.00%	1.00%	0.00%	6/29/2026	3,569,559	3,198,956	3,320
First Student Bidco Inc.	Transportation: Consumer	Term Loan C (01/26)	Loan	3M USD SOFR+	2.25%	0.00%	5.95%	8/15/2030	781,647	779,538	783,601
First Student Bidco Inc.	Transportation: Consumer	Term Loan C (01/26)	Loan	3M USD SOFR+	2.25%	0.00%	5.95%	8/15/2030	143,022	142,629	143,379
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	4.50%	1.00%	8.15%	2/5/2029	1,176,000	1,155,436	1,178,940
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+	1.75%	0.50%	5.45%	11/29/2030	3,665,625	3,659,392	3,632,011
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.90%	4/25/2031	4,178,054	4,175,627	3,854,255
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+	2.25%	0.00%	5.88%	9/16/2031	1,895,850	1,896,457	1,882,484
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+	1.75%	0.50%	5.41%	1/30/2032	1,226,947	1,224,825	1,226,432
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	5.45%	4/10/2031	1,477,500	1,472,147	1,475,387
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	5.64%	5/13/2033	318,477	316,692	318,079
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	11.15%	7/31/2029	4,717,880	4,666,775	4,755,245
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	5/30/2031	928,419	928,419	915,022
GOLDEN WEST PACKAGING GROUP LLC (c)	Forest Products & Paper	Term Loan B1 (06/25)	Loan	3M USD SOFR+	5.25%	0.75%	9.18%	6/27/2031	1,750,000	1,744,881	1,179,063
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+	4.75%	0.00%	8.58%	4/30/2028	468,456	456,728	113,601
GOTO GROUP, INC.	High Tech Industries	First-Out Term Loan (01/24)	Loan	3M USD SOFR+	4.75%	0.00%	8.58%	4/30/2028	-	215,589	-
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.75%	6.90%	1/20/2032	948,241	946,831	952,470
Griffon Corporation	Consumer goods: Durable	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	5.65%	1/24/2029	120,938	120,873	121,580

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.90%	2/25/2030	2,336,070	2,336,070	2,341,536
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.75%	0.00%	7.41%	6/30/2028	2,056,670	2,026,119	1,564,776
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan B-1 (2/21)	Loan	1M USD SOFR+	2.00%	0.50%	5.58%	7/14/2028	2,669,641	2,669,641	2,679,279
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	5.33%	11/8/2030	1,500,000	1,498,150	1,506,195
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	7.52%	11/17/2028	2,156,485	2,153,618	2,144,624
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Hudson River 1/26	Loan	1M USD SOFR+	2.50%	0.00%	6.10%	3/18/2030	5,703,331	5,639,392	5,693,122
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+	3.00%	0.00%	6.70%	1/19/2032	2,204,740	2,040,010	2,200,154
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	6.40%	2/15/2031	2,940,393	2,931,805	2,803,165
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	7.16%	3/2/2028	4,666,481	4,665,094	3,245,537
IMA Financial Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan (10/21)	Loan	1M USD SOFR+	3.00%	0.50%	6.65%	11/1/2028	2,409,721	2,406,360	2,400,685
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	7.50%	3/13/2030	486,250	483,206	430,939
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	6.90%	2/18/2030	977,613	971,757	925,476
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.00%	4/2/2029	2,660,576	2,626,776	2,451,056
Ingram Micro Inc.	Wholesale	Term Loan B (6/25)	Loan	3M USD SOFR+	2.25%	0.00%	5.94%	9/19/2031	450,298	448,250	451,423
Inmar, Inc.	Services: Business	Term Loan B (06/25)	Loan	3M USD SOFR+	4.50%	0.50%	8.16%	10/30/2031	3,258,669	3,216,588	2,938,244
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.02%	3/16/2029	470,000	468,790	447,478
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B (11/25)	Loan	1M USD SOFR+	2.50%	0.50%	6.11%	12/16/2030	481,143	479,094	482,067
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	3M USD SOFR+	2.50%	0.00%	2.50%	4/13/2028	1,542,521	1,301,981	92,551

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Isolved Inc.	Services: Business	Infinisource/iSolved 7/25 Cov-lite TL B	Loan	1M USD SOFR+	2.75%	0.00%	6.40%	10/15/2030	612,586	608,326	593,442
Jane Street Group	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	3M USD SOFR+	2.00%	0.00%	5.67%	12/15/2031	3,790,000	3,790,000	3,766,654
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	1M USD SOFR+	3.75%	0.75%	7.40%	3/1/2028	2,858,719	2,836,125	2,805,832
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	7.00%	1.00%	10.70%	9/30/2030	232,597	232,597	186,077
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan (9/25)	Loan	3M USD SOFR+	5.50%	0.00%	9.20%	3/30/2031	1,103,261	584,802	551,630
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	6.16%	4/10/2030	972,737	954,479	977,299
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Term Loan A PIK	Loan	Fixed	9.00%	0.00%	9.00%	3/31/2030	517,049	517,049	103,410
Latham Pool Products, Inc.	Consumer goods: Durable	Term Loan 2/22	Loan	3M USD SOFR+	3.75%	0.50%	7.57%	2/23/2029	977,625	968,937	971,104
Lifetime Brands, Inc	Consumer goods: Non-durable	Term Loan	Loan	1M USD SOFR+	5.50%	1.00%	9.20%	8/26/2027	1,251,399	1,250,299	1,115,309
LSF11 TRINITY BIDCO INC	Aerospace & Defense	Term Loan (9/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.11%	6/17/2030	929,552	920,691	930,324
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B (9/25)	Loan	3M USD SOFR+	3.75%	0.75%	7.45%	3/29/2029	2,507,322	2,465,397	2,477,560
MAGNITE, INC.	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	6.65%	2/6/2031	3,201,433	3,178,840	3,157,413
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.90%	4/1/2031	1,294,025	1,294,025	1,294,840
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	8.70%	10/3/2030	1,960,000	1,867,436	1,763,628
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	6.40%	8/6/2031	568,928	566,201	570,242
Michaels Companies Inc	Retail	Term Loan B (3/26)	Loan	3M USD SOFR+	5.00%	0.00%	8.67%	2/22/2033	2,392,299	2,338,674	2,368,831
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	2.75%	0.00%	6.40%	3/21/2031	486,585	484,929	475,943
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	3M USD SOFR+	4.75%	0.50%	8.42%	6/1/2030	2,926,522	2,661,025	1,972,973
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+	3.75%	0.50%	7.41%	12/31/2030	312,455	287,921	310,333
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+	2.50%	0.50%	6.20%	11/24/2028	2,874,125	2,872,793	2,661,813

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan (3/25)	Loan	3M USD SOFR+	5.50%	0.00%	9.17%	3/25/2030	3,188,106	3,107,093	3,214,662
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.00%	0.00%	9.65%	12/12/2030	2,746,925	2,745,559	2,762,555
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	11.28%	8/9/2026	2,317,073	2,315,541	1,575,610
Nielsen Consumer Inc.	Services: Business	Term Loan (08/25)	Loan	1M USD SOFR+	2.25%	0.50%	5.90%	10/31/2030	2,149,161	2,148,463	2,138,415
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	5.40%	9/12/2029	951,250	949,345	943,583
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	Term Loan B (10/24)	Loan	6M USD SOFR+	3.25%	0.00%	6.94%	4/3/2028	477,819	475,912	477,819
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	8.85%	12/22/2028	1,920,000	1,914,237	1,494,720
Olaplex, Inc.	Consumer goods: Non-durable	Term Loan (2/22)	Loan	3M USD SOFR+	3.50%	0.50%	7.27%	2/23/2029	1,319,846	1,291,100	1,319,846
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	1.75%	0.50%	5.40%	1/31/2030	772,171	758,342	759,947
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	7.15%	5/2/2030	459,216	453,293	459,648
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	2.50%	0.00%	6.10%	3/17/2031	1,176,113	1,175,864	1,175,383
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	8.69%	7/6/2028	920,682	917,446	842,424
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	9.40%	8/1/2029	2,909,695	2,670,772	2,311,549
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	5.65%	7/18/2031	780,586	780,556	781,757
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.25%	0.50%	6.91%	2/28/2029	960,571	960,276	883,725
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan (12/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.18%	12/29/2028	1,440,869	1,434,618	1,437,266
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.15%	5/3/2029	962,500	960,630	962,500
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B (12/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	2/21/2031	865,523	865,523	867,038
PHYSICIAN PARTNERS, LLC (b) (c)	Healthcare & Pharmaceuticals	Term Loan B1 (1/25)	Loan	3M USD SOFR+	1.50%	0.00%	5.32%	12/31/2029	-	13,901	-
PHYSICIAN PARTNERS, LLC (b) (c)	Healthcare & Pharmaceuticals	Term Loan B1 (1/25)	Loan	3M USD SOFR+	1.50%	0.00%	5.32%	12/31/2029	-	114,508	-

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	6.52%	3/13/2028	4,275,000	4,272,909	4,176,504
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan (07/25)	Loan	3M USD SOFR+	2.75%	0.00%	6.41%	11/3/2031	477,761	476,923	477,613
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	8.52%	2/12/2028	3,942,289	3,934,981	2,229,877
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	6.90%	12/15/2028	2,880,967	2,871,205	2,670,311
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	5.65%	10/13/2030	1,764,540	1,752,829	1,761,011
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (07/25)	Loan	1M USD SOFR+	3.75%	0.50%	7.40%	7/30/2032	2,830,585	2,817,809	2,794,325
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	9.01%	7/20/2029	967,500	931,173	583,954
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	8.40%	3/15/2030	220,037	219,825	220,477
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+	2.25%	0.00%	5.95%	6/28/2030	1,219,361	1,213,230	1,013,899
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+	2.25%	0.00%	5.90%	4/14/2031	980,094	978,637	980,545
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	6.47%	5/15/2028	2,013,656	1,386,902	1,746,484
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	9.97%	5/15/2028	540,021	537,253	552,982
RAND PARENT LLC	Transportation: Cargo	Term Loan B (01/25)	Loan	3M USD SOFR+	3.00%	0.00%	6.70%	3/18/2030	2,425,701	2,371,971	2,428,127
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+	3.00%	0.50%	6.96%	4/24/2028	955,000	954,988	922,969
Rent-A-Center, Inc.	Retail	Term Loan B (08/25)	Loan	3M USD SOFR+	2.75%	0.50%	6.43%	8/13/2032	1,820,940	1,802,498	1,821,705
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	8.90%	7/15/2028	334,482	331,859	326,119
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.50%	1.00%	9.40%	10/15/2028	2,851,153	2,770,190	1,136,897
Resideo Funding Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	2.00%	0.00%	5.63%	2/11/2028	674,488	674,488	674,488
Resolute Investment Managers (American Beacon), Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	10.46%	10/30/2028	1,943,112	1,943,112	1,517,570
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.27%	10/20/2028	3,348,484	3,346,958	3,252,583

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan B (2/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	3/4/2032	931,115	931,115	934,346
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+	2.00%	0.00%	5.65%	9/15/2031	1,437,734	1,431,747	1,438,453
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	8.71%	3/10/2028	2,377,387	2,358,253	2,317,453
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	2/28/2030	293,750	292,439	294,728
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	3.00%	0.50%	6.67%	4/4/2029	485,113	484,805	478,020
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	7/31/2031	972,743	967,894	971,527
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	5.45%	11/5/2028	350,000	349,770	351,652
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD SOFR+	3.75%	0.50%	7.71%	8/28/2028	1,910,000	1,908,064	934,945
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	5.38%	3/23/2030	1,241,949	1,238,931	1,239,875
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	6.65%	4/2/2029	503,985	502,191	504,176
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	6.65%	8/2/2030	1,915,000	1,912,802	1,903,989
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+	2.25%	0.00%	5.90%	2/23/2032	2,240,727	2,240,175	2,244,469
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	1.75%	0.50%	5.33%	9/22/2028	197,750	197,329	198,209
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	9.41%	9/4/2029	4,209,989	4,170,272	3,914,826
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	4.00%	0.00%	7.70%	9/27/2030	1,225,000	1,212,659	1,226,740
Storable, Inc	High Tech Industries	Term Loan B (3/25)	Loan	1M USD SOFR+	3.25%	0.00%	6.90%	4/16/2031	480,150	480,117	468,026
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Superannuation and Investments/CFS 1/26 TL	Loan	1M USD SOFR+	2.50%	0.50%	6.15%	12/1/2028	937,482	933,891	940,060
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.15%	3/27/2031	490,050	486,367	490,305
Sweetwater Borrower, LLC	Retail	Term Loan B (2/26)	Loan	1M USD SOFR+	4.00%	0.00%	7.65%	2/17/2033	1,895,910	1,856,046	1,905,389
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	7.93%	4/24/2028	2,388,697	2,388,614	1,830,936

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

May 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	8.45%	4/2/2029	967,720	962,954	909,657
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	6.52%	7/7/2028	957,500	957,308	953,909
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.90%	11/15/2030	94,142	93,529	93,906
Torrid LLC	Wholesale	Term Loan 5/21	Loan	3M USD SOFR+	5.50%	0.75%	9.44%	6/14/2028	2,875,837	2,681,340	1,160,803
Tosca Services, LLC (c)	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	3M USD SOFR+	5.50%	1.50%	9.20%	11/30/2028	80,509	79,712	80,761
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	6/24/2031	598,412	598,175	598,149
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	7.75%	11/2/2027	922,846	921,579	880,165
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.27%	1/31/2029	2,373,327	2,373,327	2,360,867
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	7.95%	6/25/2029	240,625	236,913	240,700
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	8.85%	1/19/2029	2,265,320	2,231,996	1,793,000
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	3M USD SOFR+	7.75%	1.00%	11.50%	6/15/2030	1,249,548	1,249,542	1,241,738
Verifone Systems, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (03/25)	Loan	3M USD SOFR+	5.25%	0.00%	9.18%	8/21/2028	1,185,780	1,185,563	1,118,048
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.25%	0.75%	5.90%	12/6/2030	938,944	937,817	940,117
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	8.22%	3/5/2029	2,899,598	2,864,309	2,911,921
Watlow Electric Manufacturing Company	High Tech Industries	Term Loan B (03/21)	Loan	3M USD SOFR+	3.00%	0.50%	6.66%	3/2/2028	2,623,989	2,620,817	2,624,986
WeddingWire, Inc.	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	3.75%	0.00%	7.40%	1/31/2028	4,713,106	4,713,106	3,817,616
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	3/31/2028	2,859,369	2,857,541	2,853,107
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (02/25)	Loan	1M USD SOFR+	2.75%	0.00%	6.40%	8/1/2030	488,825	488,825	486,870
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	5/24/2030	975,131	972,301	978,115
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.15%	6/8/2028	1,383,879	1,383,816	1,385,028
Zayo Group, LLC (c)	Telecommunications	Term Loan (09/25)	Loan	1M USD SOFR+	3.00%	0.00%	6.77%	3/11/2030	365,620	362,746	365,225
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.50%	6.75%	11/1/2030	1,833,739	1,828,563	1,837,076
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.89%	1/24/2031	1,424,948	1,424,424	1,427,527
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	8.92%	2/8/2028	1,935,000	1,897,956	1,876,950
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	5.68%	1/29/2029	478,750	478,750	478,621
TOTAL INVESTMENTS										$356,587,781	$329,227,165

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	18,811,567	$18,811,567	$18,811,567
Total cash and cash equivalents	18,811,567	$18,811,567	$18,811,567

(a)	Included within cash and cash equivalents in Saratoga CLO’s Statements of Assets and Liabilities as of May 31, 2026.
(b)	As of May 31, 2026, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of May 31, 2026.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of May 31, 2026 was 3.62%.

3M SOFR - The 3-month SOFR rate as of May 31, 2026 was 3.66%.

6M SOFR - The 6-month SOFR rate as of May 31, 2026 was 3.71%.

Prime - The Prime Rate as of May 31, 2026 was 6.75%.

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

February 28, 2026

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

Note 5. Investment in SLF JV

On October 26, 2021, the Company and TJHA entered into the LLC Agreement to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1, Ltd. (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

The following table shows the schedule of investments for SLF JV as of May 31, 2026:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 12.83% 10/20/2033	10/28/2022	40,100,000	$26,740,650	$25,538,435	449.3%
TOTAL INVESTMENT					$26,740,650	$25,538,435	449.3%

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents) - 1.9% (b)
Goldman Sachs Financial Square Government Fund (1)	108,698	$108,698	$108,698	1.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	108,698	$108,698	$108,698	1.9%

(1)	Current yield as of May 31, 2026, was approximately 3.53% on the Goldman Sachs Financial Square Government Fund.

The following table shows the schedule of investments for SLF JV as of February 28, 2026:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.58% 10/20/2033	10/28/2022	40,100,000	$27,873,499	$21,825,598	1243.77%
TOTAL INVESTMENT					$27,873,499	$21,825,598	1243.77%

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents) - 1.1% (b)
Goldman Sachs Financial Square Government Fund (1)	83,648	$83,648	$83,648	4.77%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	83,648	$83,648	$83,648	4.77%

(1)	Current yield as of February 28, 2026, was approximately 3.59% on the Goldman Sachs Financial Square Government Fund.

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured loan and equity. The unsecured loan pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of May 31, 2026, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of February 28, 2026, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of May 31, 2026 and February 28, 2026, the Company’s investment in the unsecured note of SLF JV had a fair value of $15.6 million and $16.1 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $5.0 million and $1.5 million, respectively.

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

For the three months ended May 31, 2026 and May 31, 2025, the Company earned approximately $0.4 million and $0.4 million, respectively, of interest income related to SLF JV, which is included in interest income on the consolidated statements of operations. As of May 31, 2026 and February 28, 2026, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the consolidated statements of assets and liabilities.

For the three months ended May 31, 2026 and May 31, 2025, the Company earned $0.8 million and $0.4 million, respectively, of dividend income related to SLF JV, which is included in dividend income on control investments. As of May 31, 2026 and February 28, 2026, $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the consolidated statements of assets and liabilities.

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

As of May 31, 2026 and February 28, 2026, the fair value of the Class E-R Notes was $8.3 million and $8.4 million, respectively.

Note 6. Income Taxes

SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-MDP, Inc., SIA-PP Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-TT Inc., and SIA-Vector, Inc., each of which is 100% owned by the Company, and each files a standalone C corporation tax return for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and depreciation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are offset by entity, as permitted. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers.

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

Deferred tax assets and liabilities, and related valuation allowances, as of May 31, 2026 and February 28, 2026, were as follows:

	May 31, 2026	February 28, 2026
Total deferred tax assets	$2,597,693	$2,595,077
Total deferred tax liabilities	(4,318,609)	(4,849,432)
Valuation allowance on net deferred tax assets	(2,307,074)	(2,325,167)
Net deferred tax liability	$(4,027,990)	$(4,579,522)

As of May 31, 2026, the valuation allowance on deferred tax assets was $2.3 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax benefit for the three months ended May 31, 2026 includes $0.5 million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, ($0.02) million income tax provision/benefit from realized gain/(loss) on investments and $0.1 million net change in total operating expense in the consolidated statements of operations, respectively. Net income tax expense for the three months ended May 31, 2025 includes ($0.1) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.1 million income tax provision/benefit from realized gain/(loss) on investments and $0.0 million net change in total operating expense, in the consolidated statements of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three months ended May 31, 2026 and May 31, 2025:

	For the three months ended
	May 31, 2026	May 31, 2025
Current
Federal	$-	$-
State	-	-
Net current expense	-	-
Deferred
Federal	(526,589)	98,776
State	(31,791)	6,312
Net deferred expense	(558,380)	105,088
Net tax provision	$(558,380)	$105,088

Note 7. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On July 30, 2010, the Company entered into the Management Agreement with the Manager. The initial term of the Management Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. Most recently, on July 6, 2026, the Company’s board of directors approved the renewal of the Management Agreement for an additional one-year term. Pursuant to the Management Agreement, the Manager implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the board of directors. The Manager is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, the Company pays the Manager a management fee for investment advisory and management services consisting of a base management fee and an incentive management fee.

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

For the three months ended May 31, 2026 and May 31, 2025, the Company incurred $5.0 million and $4.3 million in base management fees, respectively. For the three months ended May 31, 2026 and May 31, 2025, the Company incurred $1.9 million and $2.5 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended May 31, 2026 and May 31, 2025, the Company accrued an expense (benefit) of $0.0 million and ($0.4) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of May 31, 2026, the base management fees accrual was $5.0 million and the incentive fees accrual was $1.9 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2026, the base management fees accrual was $4.6 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. Since its inception the amount of expenses payable or reimbursable by the Company under the Administration Agreement has been subject to a cap that is reviewed annually in connection with the renewal of the Administration Agreement. Most recently, on July 6, 2026, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term, and determined to keep the cap on the payment or reimbursement of expenses by the Company unchanged at $5.4 million, while continuing to assess whether to increase this within the foreseeable future, with any increase to be effective August 1, 2026.

For the three months ended May 31, 2026 and May 31, 2025, the Company recognized $1.4 million and $1.3 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses. As of May 31, 2026 and February 28, 2026, $0.6 million and $0.6 million respectively, of administrator expenses were accrued and included in due to Manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

See Note 4. Investment in Saratoga CLO for more information regarding Saratoga CLO.

For the three months ended May 31, 2026 and May 31, 2025, the Company recognized management fee income of $0.5 million and $0.7 million, respectively, related to the Saratoga CLO.

For the three months ended May 31, 2026 and May 31, 2025, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

See Note 5 for more information about SLF JV.

As of May 31, 2026, the Company’s investment in the SLF JV had a fair value of $20.6 million, consisting of an unsecured loan of $15.6 million and membership interest of $5.0 million. For the three months ended May 31, 2026, the Company had $0.6 million of interest income related to SLF JV, of which $0.4 million was included in interest receivable on the consolidated statements of assets and liabilities as of May 31, 2026. For the three months ended May 31, 2025, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of May 31, 2025.

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

As of May 31, 2026 and May 31, 2025, the fair value of the Class E-R Notes were $8.3 million and $0.0 million, respectively. As of May 31, 2026 and May 31, 2025, the fair value of the Class E Notes were $0.0 million and $12.3 million, respectively.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%, which became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 162.6% as of May 31, 2026 and 168.4% as of February 28, 2026.

During the three months ended May 31, 2026 and May 31, 2025, average total borrowings outstanding was $796.7 million and $792.8 million, respectively, and the weighted average interest rate was 6.13% and 5.58%, respectively.

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

As of May 31, 2026 and May 31, 2025, there were $0.0 million and $32.5 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. The repayment and termination of the Encina Credit Facility resulted in a realized loss on the extinguishment of debt of $0.1 million.

For the three months ended May 31, 2026 and May 31, 2025, we recorded $0.0 million and $0.8 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2026 and May 31, 2025, we recorded $0.0 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 0.0% and 8.9%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $0.0 million and $32.5 million, respectively.

Live Oak Credit Facility

On March 27, 2024, the Company and its wholly owned special purpose subsidiary, SIF III, entered into a credit and security agreement (the “Live Oak Credit Agreement”), by and among SIF III, as borrower, the Company, as collateral manager and equity holder, the lenders from time to time parties thereto, Live Oak, as administrative agent and collateral agent, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as collateral administrator, relating to the Live Oak Credit Facility.

The Live Oak Credit Facility originally provided for borrowings in U.S. dollars in an aggregate amount of up to $50.0 million. During the first two years following the closing date, SIF III may request one or more increases in the commitment amount from $50.0 million to an amount not to exceed $150.0 million, subject to certain terms and conditions and a customary fee. The terms of the Live Oak Credit Agreement required a minimum drawn amount of $12.5 million at all times during the period ended March 27, 2025 and, thereafter, require the greater of: (i) $25.0 million and (ii) 50% of the facility amount in effect at such time. The Live Oak Credit Facility matures on March 27, 2027. Advances are available during the term of the Live Oak Credit Facility and must be repaid in full at maturity. SIF III may request an extension of the maturity date by an additional one year, subject to the agreement of the lenders and an extension fee.

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

As of May 31, 2026 and February 28, 2026, there was $37.5 million and $37.5 million in outstanding borrowings under the Live Oak Credit Facility, respectively. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended May 31, 2026 and May 31, 2025, we recorded $0.8 million and $0.8 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended May 31, 2026 and May 31, 2025, we recorded $0.1 million and $0.1 million of deferred financing costs related to the Live Oak Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 7.8% and 8.5%, respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $37.5 million and $32.4 million, respectively.

Our borrowing base under the Live Oak Credit Facility was $97.7 million subject to the Live Oak Credit Facility cap of $75.0 million at May 31, 2026. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2026 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the period ended February 28, 2026. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of May 31, 2026 and February 28, 2026, there were $32.5 million and $32.5 million outstanding borrowings under the Valley Credit Facility, respectively. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Valley Credit Agreement. Financing costs of $1.4 million related to the Valley Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through November 6, 2028.

For the three months ended May 31, 2026, we recorded $0.6 million of interest expense related to the Valley Credit Facility, which includes commitment and administrative agent fees. For the three months ended May 31, 2026, we recorded $0.1 million of deferred financing costs related to the Valley Credit Facility, including arranger fees. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026, the weighted average interest rate on the outstanding borrowings under the Valley Credit Facility was 6.7% and the average dollar amount of outstanding borrowings under the Valley Credit Facility was $32.5 million.

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

Our borrowing base under the Valley Credit Facility was $70.6 million subject to the Valley Credit Facility cap of $85.0 million at May 31, 2026. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the May 31, 2026 borrowing base relies upon the valuations set forth in the Annual Report on Form 10-K for the fiscal year ended February 28, 2026. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

SBA Debentures

The Company’s wholly owned subsidiaries, SBIC II LP and SBIC III LP, received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provide up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. The Company’s wholly owned subsidiary, SBIC LP, repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million.

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

The Company received exemptive relief from the SEC to permit it to exclude the debentures guaranteed by the SBA of the SBIC Subsidiaries from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow more than it would otherwise be able to absent the receipt of this exemptive relief.

As of May 31, 2026, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $87.5 million, respectively, and have $213.0 million in SBA-guaranteed debentures outstanding, of which $84.0 million was held by SBIC II LP and $129.0 million held in SBIC III LP.

As noted above, as of May 31, 2026, there was $213.0 million of SBA debentures outstanding and as of February 28, 2026, there was $160.0 million of SBA debentures outstanding. The carrying amount of SBA debentures outstanding approximates fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0 million and $1.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 28, 2026, the Company repaid $10.0 million of SBA debentures in SBIC II LP, resulting in a realized loss on extinguishment of $0.7 million related to the acceleration of deferred debt financing costs.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $1.8 million and $1.3 million of interest expense related to the SBA debentures, respectively. For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended May 31, 2026 and May 31, 2025 on the outstanding borrowings of the SBA debentures was 3.60% and 3.04%, respectively. During the three months ended May 31, 2026 and May 31, 2025, the average dollar amount of SBA debentures outstanding was $203.2 million and $170.0 million, respectively.

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

The 7.75% 2025 Notes matured and were paid off on July 9, 2025.

 For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.0 million and $0.1 million, respectively, of interest expense and $0.0 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the average dollar amount of 7.75% 2025 Notes outstanding was $0.0 million and $5.0 million respectively.

6.25% 2027 Notes

On December 29, 2020, the Company issued $5.0 million in aggregate principal amount of 6.25% fixed-rate notes due in 2027 (the “Existing 6.25% 2027 Notes”). Offering costs incurred were approximately $0.1 million. On January 28, 2021, the Company issued an additional $10.0 million in aggregate principal amount of the 6.25% 2027 Notes for net proceeds of $9.7 million after deducting underwriting commissions of approximately $0.3 million. Offering costs incurred were approximately $0.1 million on the additional $10.0 million aggregate principal amount (the “Additional 6.25% 2027 Notes” and together with the Existing 6.25% 2027 Notes, the “6.25% 2027 Notes”). The Additional 6.25% 2027 Notes are treated as a single series with the Existing 6.25% 2027 Notes under the indenture and have the same terms as the Existing 6.25% 2027 Notes. Interest on the 6.25% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.25% per year. The 6.25% 2027 Notes mature on December 29, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option, on or after December 29, 2024. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $0.5 million related to the 6.25% 2027 Notes have been capitalized and are being amortized over the term of the Notes.

As of May 31, 2026, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 6.25% 2027 Notes was $14.8 million and $15.0 million, respectively.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

4.375% 2026 Notes

On March 10, 2021, the Company issued $50.0 million in aggregate principal amount of the 4.375% fixed-rate notes due 2026 (the “Existing 4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million.  On July 15, 2021, the Company issued an additional $125.0 million in aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes” and together with the Existing 4.375% 2026 Notes, the “4.375% 2026 Notes”) for net proceeds of approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commissions of $2.5 million. Offering costs incurred were approximately $0.2 million. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes. Interest on the 4.375% 2026 Notes was paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year.

The 4.375% 2026 Notes matured and were paid off on February 28, 2026.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.0 million and $1.9 million, respectively, of interest expense, $0.0 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.06 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the average dollar amount of 4.375% 2026 Notes outstanding was $0.0 million and $175.0 million, respectively.

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

As of May 31, 2026, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $73.3 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2026, the total amount of 4.35% 2027 Notes outstanding was $75.0 million, and they had a fair value of $72.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes and deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

6.00% 2027 Notes

On April 27, 2022, the Company issued $87.5 million in aggregate principal amount of 6.00% fixed-rate notes due 2027 (the “Existing 6.00% 2027 Notes”) for net proceeds of $84.8 million after deducting underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.1 million. On May 10, 2022, the underwriters partially exercised their option to purchase an additional $10.0 million in aggregate principal amount of the Existing 6.00% 2027 Notes for net proceeds to the Company of $9.7 million after deducting underwriting commissions of approximately $0.3 million. On August 15, 2022, the Company issued an additional $8.0 million in aggregate principal amount of the Existing 6.00% 2027 Notes (the “Additional 6.00% 2027 Notes” and together with the Existing 6.00% 2027 Notes, the “6.00% 2027 Notes”) for net proceeds of $7.8 million, based on the public offering price of 97.80% of the aggregate principal amount of the 6.00% 2027 Notes. Additional offering costs incurred were approximately $0.2 million. The Additional 6.00% 2027 Notes are treated as a single series with the Existing 6.00% 2027 Notes under the indenture and have the same terms as the Existing 6.00% 2027 Notes. Interest on the 6.00% 2027 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 6.00% per year. The 6.00% 2027 Notes mature on April 30, 2027 and commencing April 27, 2024, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from the offering were used for general corporate purposes in accordance with the Company’s investment objective and strategies. Financing costs of $3.3 million related to the 6.00% 2027 Notes have been capitalized and are being amortized over the term of the 6.00% 2027 Notes. The 6.00% 2027 Notes are listed on the NYSE under the trading symbol “SAT” with a par value of $25.00 per note.

As of May 31, 2026, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $105.0 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $105.0 million, respectively.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

7.00% 2025 Notes

On September 8, 2022, the Company issued $12.0 million in aggregate principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting underwriting discounts of approximately $0.4 million. Additional offering costs incurred were approximately $0.05 million. Interest on the 7.00% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes matured and were paid off on September 8, 2025. Financing costs of $0.05 million related to the 7.00% 2025 Notes had been capitalized and were amortized over the term of the 7.00% 2025 Notes.

On September 8, 2025, $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes was repaid in full.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.0 million and $0.2 million, respectively, of interest expense, $0.0 million and $0.04 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.03 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the average dollar amount of 7.00% 2025 Notes outstanding was $0.0 million and $12.0 million, respectively.

7.25% 2029 Notes

On April 10, 2026, we issued $25.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2029 (the “7.25% 2029 Notes”) for net proceeds of $24.5 million based on an offering price of 98.0% per Note, and after deducting offering expenses of approximately $0.2 million. Interest on the 7.25% 2029 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year. The 7.25% 2029 Notes mature on April 10, 2029 and commencing April 10, 2027, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 7.25% 2029 Notes have been capitalized and are being amortized over the term of the 7.25% 2029 Notes.

In addition, holders of the 7.25% 2029 Notes will have the option to have the 7.25% 2029 Notes repaid prior to the stated maturity date if (i) the Company is no longer directly managed by Saratoga Investment Advisors or any of its affiliates, or if two or more of Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, Charles G. Phillips or Henri J. Steenkamp cease to work or be employed on a full-time basis with respect to the business of Saratoga Investment Advisors at least the duties and responsibilities delegated to him as of April 10, 2026 and has not been promptly replaced by another person reasonably acceptable by the holders of the 7.25% 2029 Notes; or (ii) the Company violates Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act as in effect as of April 10, 2026, but giving effect to any exemptive relief granted to the Company by the SEC.

As of May 31, 2026, the total amount of 7.25% 2029 Notes outstanding was $25.0 million. The 7.25% 2029 Notes are not listed and have a par value of $1,000 per note. As of May 31, 2026, the carrying amount and fair value of the 7.25% 2029 Notes was $25.0 million and $24.8 million, respectively, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2026, the Company recorded $0.3 million of interest expense, $0.02 million of amortization of deferred financing costs and $0.02 million of amortization of discount related to the 7.25% 2029 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 the average dollar amount of 7.25% 2029 Notes outstanding was $14.1 million.

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

As of May 31, 2026, the total amount of 8.00% 2027 Notes outstanding was $46.0 million. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note. As of May 31, 2026, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.6 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

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

As of May 31, 2026, the total amount of 8.125% 2027 Notes outstanding was $60.4 million. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note. As of May 31, 2026, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $61.0 million, respectively.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million respectively.

8.75% 2025 Notes

On March 31, 2023, the Company issued $10.0 million in aggregate principal amount of 8.75% fixed-rate notes due 2025 (the “8.75% 2025 Notes”) for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. On May 1, 2023, the Company issued an additional $10.0 million in aggregate principal amount of the 8.75% 2025 Notes for net proceeds of $9.7 million after deducting underwriting discounts of approximately $0.4 million. Offering costs incurred were approximately $0.03 million. Interest on the 8.75% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 8.75% per year. On February 2, 2024, pursuant to the terms of the indenture governing the 8.75% 2025 Notes, the Company elected to exercise its option to extend the maturity date of the 8.75% 2025 Notes from March 31, 2024 to March 31, 2025. The 8.75% 2025 Notes were paid off in full at maturity on March 31, 2025.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $0.0 million and $0.1 million, respectively, of interest expense, $0.0 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.01 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025 the average dollar amount of 8.75% 2025 Notes outstanding was $0.0 million and $6.5 million respectively.

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

As of May 31, 2026, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of May 31, 2026, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.1 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.1 million, respectively.

For the three months ended May 31, 2026 and May 31, 2025, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 and May 31, 2025 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million respectively.

7.25% 2030 Notes

On January 23, 2026, the Company issued $50.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2030 (the “7.25% 2030 Notes”) for net proceeds of approximately $48.8 million, based on an offering price of 99.117% per Note, after deducting the placement agent fee and estimated offering expenses of approximately $1.2 million. Interest on the 7.25% 2030 Notes is paid semi-annually in arrears on May 1 and November 1, at a rate of 7.25% per year, commencing on May 1, 2026. The 7.25% 2030 Notes will mature on May 1, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to January 23, 2028 at par plus a “make-whole” premium, and thereafter at par. Net proceeds from this offering were used to pay off the Company’s outstanding 4.375% 2026 Notes and for general corporate purposes. Financing costs of $0.9 million related to the 7.25% 2030 Notes have been capitalized and are being amortized over the term of the 7.25% 2030 Notes.

As of May 31, 2026, the total amount of 7.25% 2030 Notes outstanding was $50.0 million. The 7.25% 2030 Notes are not listed and have a par value of $1,000 per note. As of May 31, 2026, the carrying amount and fair value of the 7.25% 2030 Notes was $50.0 million and $49.6 million, respectively, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 7.25% 2030 Notes was $50.0 million and $49.6 million, respectively, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended May 31, 2026, the Company recorded $0.9 million of interest expense and $0.07 million of amortization of deferred financing costs related to the 7.25% 2030 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026 the average dollar amount of 7.25% 2030 Notes outstanding was $50.0 million.

7.50% 2031 Notes

On February 6, 2026, the Company issued $100.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2031 (the “7.50% 2031 Notes”) for net proceeds of approximately $96.4 million, after deducting the underwriting commission of approximately $3.1 million and estimated offering costs of approximately $0.5 million. Interest on the 7.50% 2031 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.50% per year, commencing May 31, 2026. The 7.50% 2031 Notes mature on February 6, 2031 and, commencing February 6, 2028, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Net proceeds from this offering, together with available cash, were used to pay off the outstanding 4.375% 2026 Notes at maturity on February 28, 2026. Financing costs of $3.6 million related to the 7.50% 2031 Notes have been capitalized and are being amortized over the term of the 7.50% 2031 Notes. The 7.50% 2031 Notes are listed on the NYSE under the trading symbol “SAV” with a par value of $25.00 per note.

As of May 31, 2026, the total amount of 7.50% 2031 Notes outstanding was $100.0 million. The 7.50% 2031 Notes are listed on the NYSE with a par value of $25.00 per note. As of May 31, 2026, the carrying amount and fair value of the 7.50% 2031 Notes was $100.0 million and $100.2 million, respectively. The fair value of the 7.50% 2031 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 7.50% 2031 Notes was $100.0 million and $100.2 million, respectively.

For the three months ended May 31, 2026, the Company recorded $1.9 million of interest expense and $0.2 million of amortization of deferred financing costs related to the 7.50% 2031 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended May 31, 2026, the average dollar amount of 7.50% 2031 Notes outstanding was $100.0 million.

Senior Securities

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
Credit Facility with Valley National Bank
Fiscal year 2027 (as of May 31, 2026)	$32,500	$1,626	-	N/A
Fiscal year 2026 (as of February 28, 2026)	$32,500	$1,684	-	N/A
Credit Facility with Encina Lender Finance, LLC (21)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$32,500	$1,629	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$3,500	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2027 (as of May 31, 2026)	$37,500	$1,626	-	N/A
Fiscal year 2026 (as of February 28, 2026)	$37,500	$1,684	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A
Credit Facility with Madison Capital Funding(14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020(7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023(9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025(18)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025(13)
Fiscal year 2022 (as of February 28, 2022)	$-	$-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025(20)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$12,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025(17)
Fiscal year 2023 (as of February 28, 2023)	$-	$-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities(3)	Asset Coverage per Unit(4)	Involuntary Liquidating Preference per Share(5)	Average Market Value per Share(6)
	(in thousands)
7.75% Notes due 2025(19)
Fiscal year 2025 (as of February 28, 2025)	$-	$-	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026(22)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$175,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2027 (as of May 31, 2026)	$75,000	$1,626	-	$25.00	(12)
Fiscal year 2026 (as of February 28, 2026)	$75,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$75,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2027 (as of May 31, 2026)	$105,500	$1,626	-	$24.86	(15)
Fiscal year 2026 (as of February 28, 2026)	$105,500	$1,684	-	$24.74	(15)
Fiscal year 2025 (as of February 28, 2025)	$105,500	$1,629	-	$24.36	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2027 (as of May 31, 2026)	$15,000	$1,626	-	$25.00	(12)
Fiscal year 2026 (as of February 28, 2026)	$15,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$15,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2027 (as of May 31, 2026)	$46,000	$1,626	-	$25.49	(15)
Fiscal year 2026 (as of February 28, 2026)	$46,000	$1,684	-	$25.47	(15)
Fiscal year 2025 (as of February 28, 2025)	$46,000	$1,629	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2027 (as of May 31, 2026)	$60,375	$1,626	-	$25.29	(15)
Fiscal year 2026 (as of February 28, 2026)	$60,375	$1,684	-	$25.37	(15)
Fiscal year 2025 (as of February 28, 2025)	$60,375	$1,629	-	$25.27	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2027 (as of May 31, 2026)	$57,500	$1,626	-	$25.37	(16)
Fiscal year 2026 (as of February 28, 2026)	$57,500	$1,684	-	$25.39	(16)
Fiscal year 2025 (as of February 28, 2025)	$57,500	$1,629	-	$25.47	(16)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(16)
7.25% Notes due 2029
Fiscal year 2027 (as of May 31, 2026)	$25,000	$1,626	-	N/A	(12)
7.25% Notes due 2030
Fiscal year 2027 (as of May 31, 2026)	$50,000	$1,626	-	N/A	(12)
Fiscal year 2026 (as of February 28, 2026)	$50,000	$1,684	-	N/A	(12)
7.50% Notes due 2031
Fiscal year 2027 (as of May 31, 2026)	$100,000	$1,626	-	$25.24	(15)
Fiscal year 2026 (as of February 28, 2026)	$100,000	$1,684	-	$25.29	(15)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.

(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

(18)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.

(19)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.

(20)	On September 8, 2025, we repaid $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes.

(21)	On November 6, 2025, the Company repaid all remaining amounts outstanding under the Encina Credit Facility and the credit agreement relating to the Encina Credit Facility was terminated.

(22)	On February 28, 2026, we repaid $175.0 million in aggregate principal amount of the issued and outstanding 4.375% 2026 Notes.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2026:

	Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Valley Bank credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	37,500	37,500	-	-	-
SBA debentures	213,000	-	-	99,000	114,000
4.35% 2027 Notes	75,000	75,000	-	-	-
6.00% 2027 Notes	105,500	105,500	-	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
7.25% 2029 Notes	25,000	-	25,000	-	-
7.25% 2030 Notes	50,000	-	-	50,000	-
7.50% 2031 Notes	100,000	-	-	100,000	-
Total Long-Term Debt Obligations	$817,375	$218,000	$236,375	$249,000	$114,000

Off-Balance Sheet Arrangements

As of May 31, 2026 and February 28, 2026, the Company’s off-balance sheet arrangements consisted of $185.2 million and $153.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2026 and February 28, 2026 is shown in the table below (dollars in thousands):

	May 31, 2026	February 28, 2026
At Company’s discretion
Angry Chickz, Inc.	$4,000	$4,000
Artemis Wax Corp.	-	7,500
Better Impact USA Inc.	5,000	5,000
Haystack Team Inc.	5,000	5,000
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	900	800
Saratoga Senior Loan Fund I JV, LLC	6,933	6,933
SAI Systems Health, LLC	4,000	4,000
Source 44 LLC	20,000	20,000
StockIQ Technologies, LLC	3,250	5,000
Zollege PBC	1,500	-
Total	$65,083	$72,733

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	2,100	2,100
Axero Holdings, LLC - Revolver	500	500
Better Impact USA Inc.	5,000	5,000
BQE Software, Inc.	-	250
Breezeway Homes, Inc.	4,000	4,000
Cloudpermit	8,500	8,500
Exigo - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	476	2,381
Innergy, Inc.	2,120	1,500
Inspect Point Holdings, LLC	2,000	4,000
LFR Chicken LLC	25,000	25,000
Ludi, Inc. - Revolver	2,100	3,600
Rewind Intermediate Inc.	24,100	-
Rewind Intermediate Inc. - Revolver	3,000	-
SAI Systems Health, LLC	1,474	1,474
SmartAC.com, LLC	17,000	17,000
Source 44 LLC	500	500
Source 44 LLC - Revolver	2,000	2,000
StockIQ Technologies, LLC	1,750	400
VetnCare MSO, LLC	5,364	-
Vitana DSO, LLC	12,500	-
Zollege PBC	-	1,500
	120,109	80,330
Total	$185,192	$153,063

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2026, the Company had cash and cash equivalents of $46.1 million, $52.5 million in available borrowings under the Valley Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility. The Company also has $46.0 million available SBA debentures that can be used for any commitments held by SBIC III LP.

Note 10. Directors Fees

The independent directors of the Company’s board of directors each receive an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended May 31, 2026 and May 31, 2025, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. As of May 31, 2026 and February 28, 2026, $0.0 million and $0.0 million in directors’ fees and expenses were accrued and unpaid, respectively. As of May 31, 2026, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 6, 2026, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2027. As of May 31, 2026, the Company purchased 1,037,698 shares of common stock, at the average price of $22.05 for approximately $22.9 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2026, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

During the three months ended May 31, 2026, the Company did not sell any shares of common stock pursuant to the Equity ATM Program. As of May 31, 2026 the Company sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.42 for aggregate net proceeds of $225.4 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Balance at February 28, 2025	$15,183,078	$15,183	$412,913,597	$(20,263,312)	$392,665,468
Increase (Decrease) from Operations:
Net investment income	-	-	-	10,142,032	10,142,032
Net realized gain (loss) from investments	-	-	-	2,901,339	2,901,339
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	943,977	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(55,085)	(55,085)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(18,980,079)	(18,980,079)
Capital Share Transactions:
Proceeds from issuance of common stock	244,831	245	6,143,575	-	6,143,820
Capital contribution from Manager	-	-	297,770	-	297,770
Stock dividend distribution	101,482	101	2,312,052	-	2,312,153
Offering costs	-	-	(2,080)	-	(2,080)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at May 31, 2025	$15,529,391	$15,529	$421,664,914	$(25,311,128)	$396,369,315
Net investment income	-	-	-	9,080,733	9,080,733
Net realized gain (loss) from investments	-	-	-	52,691	52,691
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,727,713	3,727,713
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	423,998	423,998
Decrease from Shareholder Distributions:				-
Distributions of investment income	-	-	-	(11,797,313)	(11,797,313)
Capital Share Transactions:
Proceeds from issuance of common stock	443,406	443	11,101,401	-	11,101,844
Capital contribution from Manager	-	-	271,552	-	271,552
Stock dividend distribution	54,515	55	1,289,733	-	1,289,788
Offering costs	-	-	(20,753)	-	(20,753)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-		-	-
Balance at August 31, 2025	$16,027,312	$16,027	$434,306,847	$(23,823,306)	$410,499,568

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Net investment income	-	-	-	9,786,386	9,786,386
Net realized gain (loss) from investments	-	-	-	3,070,547	3,070,547
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(583,659)	(583,659)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(150,134)	(150,134)
Realized losses on extinguishment of debt	-	-	-	(123,157)	(123,157)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(12,078,766)	(12,078,766)
Capital Share Transactions:
Proceeds from issuance of common stock	58,962	59	1,507,206	-	1,507,265
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	59,124	59	1,281,827	-	1,281,886
Offering costs	-	-	(3,024)	-	(3,024)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-
Balance at November 30, 2025	$16,145,398	$16,145	$437,092,856	$(23,902,089)	$413,206,912
Net investment income	-	-	-	7,797,648	7,797,648
Net realized gain (loss) from investments	-	-	-	(278,087)	(278,087)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,326,511)	(9,326,511)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(105,281)	(105,281)
Realized losses on extinguishment of debt	-	-	-	(700,853)	(700,853)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(16,169,750)	(16,169,750)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Repurchases of common stock	(2,495)	(2)	(54,312)	-	(54,314)
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	81,295	81	1,785,909	-	1,785,990
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	378,024	(378,024)
Balance at February 28, 2026	$16,224,198	$16,224	$439,202,477	$(43,062,947)	$396,155,754

			Capital	Total
	Common Stock		in Excess	Distributable
	Shares	Amount	of Par Value	Earnings (Loss)	Net Assets
Net investment income	-	-	-	7,592,987	7,592,987
Net realized gain (loss) from investments	-	-	-	150,207	150,207
Income tax (provision) benefit from realized gain on investments	-	-	-		-
Realized losses on extinguishment of debt	-	-	-		-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(15,177,131)	(15,177,131)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	530,824	530,824
Realized losses on extinguishment of debt	-	-	-	-	-
Decrease from Shareholder Distributions:					-
Distributions of investment income	-	-	-	(12,184,227)	(12,184,227)
Capital Share Transactions:					-
Proceeds from issuance of common stock	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Capital contribution from Manager		-	-	-	-
Stock dividend distribution	64,827	65	1,386,479	-	1,386,544
Offering costs		-		-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles		-	-	-	-
Balance at May 31, 2026	$16,289,025	$16,289	$440,588,956	$(62,150,287)	$378,454,958

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets resulting from operations per share for the three months ended May 31, 2026 and May 31, 2025 (dollars in thousands except share and per share amounts):

	For the three months ended
Basic and Diluted	May 31, 2026	May 31, 2025
Net increase (decrease) in net assets resulting from operations	$(6,903)	$13,932
Weighted average common shares outstanding	16,252,548	15,344,510
Weighted average earnings (loss) per common share	$(0.42)	$0.91

Note 13. Dividend

The following table summarizes dividends declared for the three months ended May 31, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
March 17, 2026	April 7, 2026	April 23, 2026	0.25	4,061
March 17, 2026	May 5, 2026	May 21, 2026	0.25	4,067
March 17, 2026	June 4, 2026	June 23, 2026	0.25	4,072
Total dividends declared			$0.75	$12,200

*	Total amount is calculated based on the number of shares outstanding at the date of record.

No dividends were declared during the three months ended May 31, 2025.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended May 31, 2026 and May 31, 2025:

Per share data	May 31, 2026	May 31, 2025
Net asset value at beginning of period	$24.42	$25.86
Net investment income(1)	0.47	0.66
Net realized and unrealized gain and losses on investments(1)	(0.89)	0.25
Net increase in net assets resulting from operations	(0.42)	0.91
Distributions declared from net investment income	(0.75)	(1.24)
Total distributions to stockholders	(0.75)	(1.24)
Issuance of common stock at net asset value (2)	-	(0.01)
Capital contribution from Manager for the issuance of common stock (19)	-	0.02
Repurchases of common stock(3)	-	-
Dilution(4)	(0.02)	(0.02)
Net asset value at end of period	$23.23	$25.52
Net assets at end of period	$378,454,958	$396,369,315
Shares outstanding at end of period	16,289,025	15,529,391
Per share market value at end of period	$22.51	$24.78
Total return based on market value(5)(6)	0.64%	0.58%
Total return based on net asset value(5)(7)	(1.54)%	4.12%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	9.21%	30.27%
Expenses:
Ratios of operating expenses and income taxes to average net assets*(9)	7.70%	18.11%
Ratio of incentive management fees to average net assets(5)	0.49%	1.61%
Ratio of interest and debt financing expenses to average net assets(9)	13.98%	31.30%
Ratio of total expenses and income taxes to average net assets*(8)	22.17%	51.02%
Portfolio turnover rate(5)(10)	4.33%	5.15%
Asset coverage ratio per unit(11)	1,626	1,638
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)(15)	N/A	N/A
6.25% Notes Payable 2025 (13)	N/A	N/A
7.00% Notes Payable 2025(12)(17)	N/A	N/A
7.25% Notes Payable 2025(14)	N/A	N/A
7.75% Notes Payable 2025(12)(16)	N/A	N/A
4.375% Notes Payable 2026(12)(18)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.86	$24.52
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.49	$25.36
8.125% Notes Payable 2027	$25.29	$25.33
8.50% Notes Payable 2028	$25.37	$25.32
7.25% Notes Payable 2029 (12)	N/A	N/A
7.25% Notes Payable 2030 (12)	N/A	N/A
7.50% Notes Payable 2031	$25.24	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.
(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.
(5)	Ratios are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.
(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.
(9)	Ratios are annualized, except for income taxes.
(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.
(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027, 6.25% Notes Payable 2027, 7.25% Notes Payable 2029 and 7.25% Notes Payable 2030 are not registered for public trading.
(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.
(14)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.
(15)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.
(16)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.
(17)	On September 8, 2025, we repaid $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes.
(18)	On February 28, 2026, we repaid $175.0 million in aggregate principal amount of the issued and outstanding 4.375% 2026 Notes.
(19)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

Note 15. Subsequent Events

On June 11, 2026, the Company declared the following dividends for the quarter ending August 31, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
June 2026	$0.25	July 6, 2026	July 23, 2026
July 2026	$0.25	August 5, 2026	August 25, 2026
August 2026	$0.25	September 3, 2026	September 23, 2026

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note About Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

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

OVERVIEW

We are a Maryland corporation that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to create attractive risk-adjusted returns by generating current income and long-term capital appreciation from our investments. We invest primarily in senior and unitranche leveraged loans and mezzanine debt issued by private U.S. middle-market companies, which we define as companies having earnings before interest, tax, depreciation and amortization (“EBITDA”) of between $2 million and $50 million, both through direct lending and through participation in loan syndicates. We may also invest up to 30.0% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in distressed debt, which may include securities of companies in bankruptcy, foreign debt, private equity, securities of public companies that are not thinly traded and structured finance vehicles such as collateralized loan obligation funds. Although we have no current intention to do so, we may invest in private equity funds in the future. Private equity funds are not limited in how they invest their assets, and the underlying investments held by private equity funds may impact our strategies, risks, and costs. Shareholders may have limited information about the underlying investments of the private equity funds in which we invest, including with respect to such funds’ holdings, liquidity, and valuation We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Our wholly owned subsidiaries, Saratoga Investment Corp. SBIC II LP (“SBIC II LP”) and Saratoga Investment Corp. SBIC III LP (“SBIC III LP”, and together with SBIC II LP, the “SBIC Subsidiaries”), received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. Our wholly owned subsidiary, SBIC LP’s (“SBIC LP”), repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million.

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

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provided $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed-rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of May 31, 2026, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of February 28, 2026, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of May 31, 2026 and February 28, 2026, our investment in the unsecured note of SLF JV had a fair value of $15.7 million and $16.1 million, respectively, and our investment in the membership interests of SLF JV had a fair value of $5.0 million and $1.5 million, respectively.

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

On September 24, 2025, we completed the first refinancing of SLF 2022. This refinancing, among other things, extended SLF 2022’s investment period to October 2028. As part of this refinancing, we purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. We also paid $1.6 million of additional equity investment related to the refinancing of SLF JV. As of May 31, 2026 and February 28, 2026, the fair value of these Class E-R Notes was $8.3 million and $8.4 million, respectively.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	each investment is initially valued by the responsible investment professionals of Saratoga Investment Advisors and preliminary valuation conclusions are documented and discussed with our senior management; and

●	an independent valuation firm engaged by our board of directors independently reviews a selection of these preliminary valuations each quarter so that the valuation of each investment for which market quotes are not readily available is reviewed by the independent valuation firm at least once each fiscal year. We use a third-party independent valuation firm to value our investment in the subordinated notes of Saratoga CLO, the Class F-2-R-3 Notes tranche of the Saratoga CLO, and the Class E-R Notes of SLF 2022 every quarter.

In addition, all our investments are subject to the following valuation process:

●	the audit committee of our board of directors reviews and approves each preliminary valuation and Saratoga Investment Advisors and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

●	our board of directors discusses the valuations and approves the fair value of each investment, in good faith, based on the input of Saratoga Investment Advisors, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

Our investment in Saratoga CLO is carried at fair value, which is based on discounted cash flows that utilize prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and market comparables for equity interests in collateralized loan obligation funds similar to Saratoga CLO, when available, as determined by Saratoga Investment Advisors and recommended to our board of directors. Specifically, we use Intex cash flows, or an appropriate substitute, to form the basis for the valuation of our investment in Saratoga CLO. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. We use the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investment in Saratoga CLO.

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

Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes a regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate the investment adviser to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. While our board of directors has not elected to designate Saratoga Investment Advisors as the valuation designee, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

On December 14, 2018, we completed a third refinancing and upsize of the Saratoga CLO. The third Saratoga CLO refinancing, among other things, extended its reinvestment period to January 2021, and extended its legal maturity date to January 2030, and added a non-call period of January 2020. Following this refinancing, the Saratoga CLO portfolio increased from approximately $300.0 million in aggregate principal to approximately $500.0 million of predominantly senior secured first lien term loans. In addition to refinancing its liabilities, we invested an additional $13.8 million in all of the newly issued subordinated notes of the Saratoga CLO and also purchased $2.5 million in aggregate principal amount of the Class F-R-2 and $7.5 million aggregate principal amount of the Class G-R-2 notes tranches at par, with a coupon of 3M USD LIBOR plus 8.75% and 3M USD LIBOR plus 10.00%, respectively. As part of this refinancing, we also redeemed our existing $4.5 million aggregate amount of the Class F notes tranche at par and the $20.0 million CLO 2013-1 Warehouse Loan was repaid.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The new guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures and do not believe it will have a material impact on our consolidated financial statements or our disclosures.

Portfolio and Investment Activity

Investment Portfolio Overview

	May 31, 2026	February 28, 2026
	($ in millions)
Number of investments(1)	113	108
Number of portfolio companies(2)	50	49
Average investment per portfolio company(2)	$20.8	$21.2
Average investment size(1)	$9.2	$9.6
Weighted average maturity(3)	2.9 yrs	3.0 yrs
Number of industries (5)	44	43
Non-performing or delinquent investments (fair value)	$-	$2.0
Fixed rate debt (% of interest earning portfolio)(3)	$9.5(1.0)%	$11.2(1.2)%
Fixed rate debt (weighted average current coupon)(3)	8.6%	9.1%
Floating rate debt (% of interest earning portfolio)(3)	$953.8(99.0)%	$942.5(98.8)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	6.6%	6.6%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO, and our investments in BBB and BB CLO debt securities.

(2)	Excludes our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E-R Notes of the SLF 2022, and our investments in BB and BBB CLO debt securities.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV, Class E-R Notes of the SLF 2022 and our investments in BB and BBB CLO debt securities.

(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, the unsecured notes and equity interests in the SLF JV, Class E-R Notes tranche of the SLF 2022 and our investments in BB and BBB CLO debt securities are included in Structured Finance Securities industry.

During the three months ended May 31, 2026, we invested $79.2 million in new and existing portfolio companies and had $48.4 million in aggregate amount of exits and repayments, including $47.8 million of proceeds from sales and repayments of debt and equity investments in the current period and $0.6 million of additional proceeds from sales of equity investments realized in a prior period, resulting in net investments of $30.8 million for the period. During the three months ended May 31, 2025, we invested $50.1 million in new and existing portfolio companies and had $64.3 million in aggregate amount of exits and repayments resulting in net repayments of $(14.2) million for the period.

Portfolio Composition

Our portfolio composition at May 31, 2026: and February 28, 2026: at fair value was as follows:

	May 31, 2026		February 28, 2026
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	81.7%	10.5%	82.1%	10.2%
Second lien term loans	3.8	11.9	3.9	11.9
Unsecured term loans	1.4	11.2	1.5	10.9
Structured finance securities	5.9	11.0	4.9	11.6
Equity interests	7.2	-	7.6	-
Total	100.0%	9.8%	100.0%	9.6%

At May 31, 2026, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.0 million and constituted 0.0% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of May 31, 2026 and February 28, 2026, was composed of $361.1 million and $391.0 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of May 31, 2026, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes, and had a fair value of $0.0 million.

This investment is subject to unique risks. (See Part 1. Item 1A. Risk Factors—“Our investment in Saratoga CLO constitutes a leveraged investment in a portfolio of subordinated notes representing the lowest-rated securities issued by a pool of predominantly senior secured first lien term loans and is subject to additional risks and volatility. All losses in the pool of loans will be borne by our subordinated notes and only after the value of our subordinated notes is reduced to zero will the higher-rated notes issued by the pool bear any losses.” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026).

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at May 31, 2026, $323.3 million or 98.2% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and three Saratoga CLO portfolio investments were in default with a fair value of $5.9 million. At February 28, 2026, $348.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and one of the Saratoga CLO portfolio investments were in default with a fair value of $0.9 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

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

Portfolio CMR distribution

The CMR distribution for our investments at May 31, 2026 and February 28, 2026 was as follows:

Saratoga Investment Corp.

	May 31, 2026		February 28, 2026
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$1,001,260	88.9%	$700,326	63.1%
Yellow	-	0.0	20,695	1.9
Red	17,129	1.5	2,039	0.2
N/A(1)	107,945	9.6	386,074	34.8
Total	$1,126,334	100.0%	$1,109,134	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and our investments in BB and BBB CLO debt securities.

The CMR distribution of Saratoga CLO investments at May 31, 2026 and February 28, 2026 was as follows:

Saratoga CLO

	May 31, 2026		February 28, 2026
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$289,794	88.0%	$326,391	92.2%
Yellow	33,475	10.2	21,870	6.2
Red	5,174	1.6	5,023	1.4
N/A(1)	784	0.2	832	0.2
Total	$329,227	100.0%	$354,116	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at May 31, 2026 and February 28, 2026:

Saratoga Investment Corp.

	May 31, 2026		February 28, 2026
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$93,044	8.3%	$93,354	8.4%
Structured Finance Securities(1)	86,651	7.7	72,499	6.6
Consumer Services	66,550	5.9	66,299	6.0
Restaurant	55,483	4.9	55,648	5.0
Real Estate Services	52,083	4.6	52,325	4.7
HVAC Services and Sales	50,465	4.5	52,066	4.7
Healthcare Software	45,605	4.0	45,724	4.1
Research Software	35,404	3.2	36,553	3.3
Education Services	35,159	3.1	35,720	3.2
Surgical Benefits Management	34,696	3.1	34,694	3.1
Municipal Government Software	33,558	3.0	33,694	3.0
Employee Collaboration Software	33,437	3.0	34,926	3.1
Dental Practice Management	32,517	2.9	32,423	2.9
Financial Services	32,087	2.8	32,252	2.9
Education Software	31,866	2.8	31,936	2.9
Revenue Cycle Management & Related Services	28,045	2.5	28,175	2.6
Talent Acquisition Software	26,980	2.4	27,282	2.5
Pediatric and Orthodontic Dentistry Platform	24,813	2.2	-	-
Health/Fitness Franchisor	24,625	2.3	24,608	2.2
Architecture & Engineering Software	23,073	2.0	23,697	2.1
Property Operations Management Software	22,782	2.0	22,783	2.1
Custom Millwork Software	22,360	2.0	40,354	3.6
Fire Inspection Business Software	21,899	1.9	20,046	1.8
Insurance Software	21,876	1.9	23,317	2.1
Corporate Education Software	20,337	1.8	20,442	1.8
Mentoring Software	19,074	1.7	20,549	1.9
IT Services	18,651	1.7	19,272	1.7
Direct Selling Software	17,129	1.5	20,417	1.8
Marketing Orchestration Software	16,249	1.4	16,791	1.5
Veterinary Services	14,636	1.4	13,291	1.2
Volunteer Program Management Software	12,910	1.1	12,910	1.2
Alternative Investment Management Software	12,680	1.1	13,089	1.2
Supply Chain Planning Software	12,069	1.1	11,690	1.1
Residential Remediation Services	9,322	0.8	-	-
Industrial Products	8,229	0.7	8,604	0.8
HVAC Monitoring Devices	7,607	0.7	8,228	0.7
Product Compliance Software	6,069	0.5	5,961	0.5
Office Supplies	5,313	0.5	5,313	0.5
Cyber Security	3,688	0.3	4,233	0.4
Physician Compensation Management Software	2,875	0.3	1,375	0.1
Staffing Services	2,342	0.2	2,362	0.2
Association Management Software	1,730	0.2	1,860	0.2
Mental Healthcare Services	366	-	333	-
Specialty Food Retailer	-	-	2,039	0.2
Total	$1,126,334	100.0%	$1,109,134	100.0%

(1)	As of May 31, 2026 and February 28, 2026, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E-R Notes of SLF 2022, and our investments in BB and BBB CLO debt securities.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at May 31, 2026 and February 28, 2026:

Saratoga CLO

	May 31, 2026		February 28, 2026
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$65,888	20.0%	$67,426	19.0%
Services: Business	35,874	10.9	35,712	10.1
High Tech Industries	23,618	7.2	25,614	7.3
Services: Consumer	19,814	6.0	19,876	5.6
Chemicals, Plastics, & Rubber	17,288	5.3	18,018	5.1
Retail	16,923	5.2	17,486	6.0
Healthcare & Pharmaceuticals	16,800	5.1	21,289	4.9
Hotel, Gaming & Leisure	15,422	4.7	16,665	4.7
Consumer Goods: Durable	14,264	4.4	14,267	4.0
Telecommunications	13,181	4.0	13,140	3.7
Media: Advertising, Printing & Publishing	12,494	3.8	13,159	3.7
Beverage, Food & Tobacco	9,988	3.0	11,139	3.1
Automotive	7,703	2.3	8,261	2.3
Construction & Building	7,196	2.2	7,197	2.0
Media: Broadcasting & Subscription	6,075	1.8	6,171	1.8
Wholesale	6,017	1.8	5,880	1.7
Consumer goods: Non-durable	5,979	1.8	9,066	2.6
Utilities: Oil & Gas	5,976	1.8	6,353	1.8
Containers, Packaging & Glass	4,896	1.5	5,221	1.5
Media: Diversified & Production	4,377	1.3	4,075	1.2
Transportation: Cargo	3,904	1.2	6,331	1.8
Transportation: Consumer	3,469	1.1	3,268	0.9
Forest Products & Paper	3,308	1.0	3,419	1.0
Aerospace & Defense	2,710	0.8	2,761	0.8
Capital Equipment	2,435	0.7	4,339	1.2
Metals & Mining	1,887	0.6	1,890	0.5
Energy: Electricity	1,423	0.4	3,276	0.9
Energy: Oil & Gas	318	0.1	2,818	0.8
Total	$329,227	100.0%	$354,117	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at May 31, 2026 and February 28, 2026. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	May 31, 2026		February 28, 2026
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$318,485	28.3%	$340,057	30.7%
Southeast	250,056	22.2	224,036	20.2
Northeast	190,266	16.9	187,405	16.9
West	138,627	12.3	141,267	12.7
Southwest	107,755	9.5	108,542	9.8
International	18,651	1.7	19,272	1.7
Other(1)	102,494	9.1	88,555	8.0
Total	$1,126,334	100.0%	$1,109,134	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E-R Notes of SLF 2022, foreign investments and our investments in BB and BBB CLO debt securities.

Results of operations

Operating results for the three months ended May 31, 2026 and May 31, 2025 was as follows:

	For the three months ended
	May 31, 2026	May 31, 2025
	($ in thousands)
Total investment income	$30,777	$32,319
Total operating expenses	23,184	22,177
Net investment income	7,593	10,142
Net realized gain (loss) from investments	150	2,901
Net change in unrealized appreciation (depreciation) on investments	(15,177)	944
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	531	(55)
Realized losses on extinguishment of debt	-	-
Net increase (decrease) in net assets resulting from operations	$(6,903)	$13,932

Investment income

The composition of our investment income for three months ended May 31, 2026 and May 31, 2025 was as follows:

	For the three months ended
	May 31, 2026	May 31, 2025
	($ in thousands)
Interest from investments	$28,115	$28,004
Interest from cash and cash equivalents	555	2,027
Management fee income	545	705
Dividend Income	779	999
Structuring and advisory fee income	656	264
Other income	127	319
Total investment income	$30,777	$32,318

For the three months ended May 31, 2026, total investment income decreased $1.5 million, or 4.8%, to $30.8 million from $32.3 million for the three months ended May 31, 2025. Interest income from investments increased $0.1 million, or 0.4%, to $28.1 million for the three months ended May 31, 2026 from $28.0 million for the three months ended May 31, 2025. Interest income from investments increased primarily due to an increase of $158.0 million, or 16.3%, in total investments, from $968.3 million at May 31, 2025 to $1,126.3 million as of May 31, 2026, partially offset by a decrease in the weighted average current yield on investments to 9.8%, down from 10.6% at May 31, 2025, primarily due to the reduction in SOFR base rates during this period, as well as the tightening of spreads in the middle market.

For the three months ended May 31, 2026 and May 31, 2025, total PIK income was $0.8 million and $0.8 million, respectively.

For the three months ended May 31, 2026 and May 31, 2025, interest from cash and cash equivalents was $0.5 million and $2.0 million, respectively. The decrease of $1.5 million was due to decreased cash and cash equivalents balances during the three months ended May 31, 2026 as compared to the three months ended May 31, 2025, reflecting the significant levels of originations experienced during the three months ended May 31, 2026 and prior to that.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended May 31, 2026 and May 31, 2025, total management fee income was $0.5 million and $0.7 million, respectively. The reduction reflects the reduction of the asset levels in the Saratoga CLO as it is currently in winddown mode.

For the three months ended May 31, 2026 and May 31, 2025, total dividend income was $0.8 million and $1.0 million, respectively. Dividends received is recorded in the consolidated statements of operations when earned, and the decrease primarily reflects lower dividend income received on non-control/non-affiliate investments, partially offset by higher dividend income received on our membership interest in SLF JV during the three months ended May 31, 2026 as compared to the three months ended May 31, 2025.

For the three months ended May 31, 2026 and May 31, 2025, total structuring and advisory fee income was $0.7 million and $0.3 million, respectively. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments.

For the three months ended May 31, 2026 and May 31, 2025, other income was $0.1 million and $0.3 million, respectively. Other income primarily includes prepayment, monitoring and amendment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three months ended May 31, 2026 and May 31, 2025 was as follows:

	For the three months ended
	May 31, 2026	May 31, 2025
	($ in thousands)
Interest and debt financing expenses	$13,650	$12,452
Base management fees	4,970	4,333
Incentive management fees expense (benefit)	1,892	2,537
Professional fees	531	699
Administrator expenses	1,350	1,250
Insurance	81	74
Directors fees and expenses	126	132
General & administrative and other expenses	601	645
Income tax expense (benefit)	(17)	55
Total operating expenses	$23,184	$22,177

For the three months ended May 31, 2026, total operating expenses increased $1.0 million, or 4.5%, compared to the three months ended May 31, 2025.

For the three months ended May 31, 2026, interest and debt financing expenses increased $1.2 million, or 9.6%, compared to the three months ended May 31, 2025. The increase is primarily attributable to an increase of 0.5% in average outstanding debt from $792.8 million for the three months ended May 31, 2025 to $796.7 million for the three months ended May 31, 2026, combined with an increase in the weighted average interest rate on our outstanding indebtedness from 5.58% to 6.13%, reflecting the full-period impact of the refinancing of certain indebtedness that took place in the previous quarter.

As of May 31, 2026 and February 28, 2026, the SBA debentures represented 26.1% and 21.6% of overall debt, respectively.

For the three months ended May 31, 2026, base management fees increased $0.6 million, or 14.7%, from $4.3 million to $5.0 million compared to the three months ended May 31, 2025. The increase in base management fees results from the 14.7% increase in the average value of our total assets, less cash and cash equivalents, from $982.4 million for the three months ended May 31, 2025 to $1,126.8 million for the three months ended May 31, 2026.

For the three months ended May 31, 2026, incentive management fees decreased $0.6 million to $1.9 million, or 25.4%, compared to $2.5 million for the three months ended May 31, 2025. The incentive fee on income decreased from $2.5 million to $1.9 million for the three months ended May 31, 2025 and 2026, respectively, reflecting the decrease in net investment income during the three months ended May 31, 2026 as compared to the three months ended May 31, 2025. The incentive fee on capital gains remained $0.0 million for both the three months ended May 31, 2026 and May 31, 2025, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three months ended May 31, 2026, professional fees decreased $0.2 million, or 24.0% compared to the three months ended May 31, 2025.

For the three months ended May 31, 2026, administrator expenses increased $0.1 million, or 8.0% compared to the three months ended May 31, 2025, reflecting the contractual changes to the administrator agreement cap.

For the three months ended May 31, 2026, general and administrative expenses decreased $0.05 million, or 7.0% compared to the three months ended May 31, 2025.

As discussed above, the increase in interest and debt financing expenses for the three months ended May 31, 2026 compared to the three months ended May 31, 2025 is primarily attributable to an increase in the overall average dollar amount of outstanding debt. For the three months ended May 31, 2026 and May 31, 2025, the average borrowings outstanding under the Encina Credit Facility was $0.0 million and $32.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 0.00% and 8.86%, respectively. For the three months ended May 31, 2026 and May 31, 2025, the average borrowings outstanding under the Live Oak Credit Facility was $37.5 million and $32.4 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 7.83% and 8.50%, respectively. For the three months ended May 31, 2026 and May 31, 2025, the average borrowings outstanding under the Valley Credit Facility was $32.5 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Valley Credit Facility was 6.66% and 0.00%, respectively. For the three months ended May 31, 2026 and May 31, 2025, the average borrowings outstanding of SBA debentures was $203.2 million and $170.0 million, respectively. For the three months ended May 31, 2026 and May 31, 2025, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.60% and 3.04%, respectively. For the three months ended May 31, 2026 and May 31, 2025, the average borrowings outstanding of our Notes Payable was $523.5 million and $557.9 million, respectively. For the three months ended May 31, 2026 and May 31, 2025, the weighted average interest rate on the Notes Payable was 6.96% and 6.00%, respectively.

The weighted average dollar amount of our unsecured notes for the three months ended May 31, 2026 and May 31, 2025 was as follows:

	For the three months ended
	May 31, 2026	May 31, 2025
	($ in thousands)
7.75% 2025 Notes	$0.0	$5.0
6.25% 2027 Notes	15.0	15.0
4.375% 2026 Notes	0.0	175.0
4.35% 2027 Notes	75.0	75.0
6.00% 2027 Notes	105.5	105.5
7.00% 2025 Notes	0.0	12.0
8.00% 2027 Notes	46.0	46.0
8.125% 2027 Notes	60.4	60.4
8.50% 2028 Notes	57.5	57.5
7.25% 2029 Notes	14.1	0.0
7.25% 2030 Notes	50.0	0.0
7.50% 2031 Notes	100.0	0.0

For the three months ended May 31, 2026 and May 31, 2025, there were income tax expense (benefits) of ($0.02) million and $0.05 million, respectively. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended May 31, 2026, we had $48.4 million of sales, repayments, exits or restructurings resulting in $0.2 million of net realized gains.

The most significant cumulative net change in realized gains (losses) for the three months ended May 31, 2026 were the following (dollars in thousands):

Three Months ended May 31, 2026

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Netreo Holdings, LLC	Equity Interests	$-	$(638,355)	$638,355
TG Pressure Washing Holdings LLC	Equity Interests	-	-	(488,148)

We received an escrow payment from the prior sale of our investment in Netreo Holdings, LLC.

The $0.5 million of net realized loss was from our investment in TG Pressure Washing Holdings LLC, which was written off during the period.

For the three months ended May 31, 2025, we had $64.3 million of sales, repayments, exits or restructurings resulting in $2.9 million of net realized gains.

The most significant cumulative net change in realized gains (losses) for the three months ended May 31, 2025 were the following (dollars in thousands):

Three Months ended May 31, 2025

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
HemaTerra Holdings Company, LLC	First Lien Term Loan & Equity Interests	$-	$(97,441)	$97,441
Identity Automation Systems	First Lien Term Loan & Equity Interests	(2,569,730)	(4,735,273)	2,165,543
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	(638,355)	638,355

We received escrow payments from the prior sales of our investments in HemaTerra Holdings Company, LLC and Netreo Holdings, LLC.

The $2.2 million of net realized gains was from the sale of the equity position in our Identity Automation Systems investment.

Net change in unrealized appreciation (depreciation) on investments

For the three months ended May 31, 2026, our investments had a net change in unrealized depreciation of $15.2 million compared to a net change in unrealized appreciation of $0.9 million for the three months ended May 31, 2025.

The most significant cumulative changes in unrealized appreciation (depreciation) for the three months ended May 31, 2026 were the following (dollars in thousands):

Three Months ended May 31, 2026

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Saratoga Senior Loan Fund I JV, LLC	Unsecured Loan & Equity Interests	$36,817	$20,641	$(16,176)	$2,975
Pepper Palace, Inc.	First Lien Term Loan & Equity Interests	5,839	-	(5,839)	(3,939)
Exigo, LLC	First Lien Term Loan & Equity Interests	24,752	17,129	(7,614)	(3,440)
Axero Holdings, LLC	First Lien Term Loan & Equity Interests	22,468	26,875	4,407	(1,731)
Chronus LLC	First Lien Term Loan & Equity Interests	22,988	19,074	(274)	(1,493)
AgencyBloc, LLC	First Lien Term Loan	17,358	17,329	(29)	(1,369)
Wellspring Worldwide Inc.	First Lien Term Loan & Delayed Draw Term Loan	34,437	34,480	43	(1,168)

The $3.0 million net change in unrealized appreciation in our investment in Saratoga Senior Loan Fund I JV, LLC was primarily driven by the impact of the performance of individual credits in the portfolio and overall market conditions.

The $3.9 million net change in unrealized depreciation in our investment in Pepper Palace, Inc. was primarily driven by overall company underperformance.

The $3.4 million net change in unrealized depreciation in our investment in Exigo, LLC was primarily driven by overall company performance.

The $1.7 million net change in unrealized depreciation in our investment in Axero Holdings, LLC was primarily driven by overall market conditions.

The $1.5 million net change in unrealized depreciation in our investment in Chronus LLC was primarily driven by overall company performance.

The $1.4 million net change in unrealized depreciation in our investment in AgencyBloc, LLC was primarily driven by a decline in company performance.

The $1.2 million net change in unrealized depreciation in our investment in Wellspring Worldwide Inc. was primarily driven by overall company underperformance.

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

Changes in net assets resulting from operations

For the three months ended May 31, 2026, we recorded a net decrease in net assets resulting from operations of $6.9 million. Based on 16,252,548 weighted average common shares outstanding as of May 31, 2026, our per share net increase in net assets resulting from operations was ($0.42) for the three months ended May 31, 2026. For the three months ended May 31, 2025, we recorded a net increase in net assets resulting from operations of $13.9 million. Based on 15,344,510 weighted average common shares outstanding as of May 31, 2025, our per share net increase in net assets resulting from operations was $0.91 for the three months ended May 31, 2025.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 162.6% as of May 31, 2026 and 168.4% as of February 28, 2026. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

Encina Credit Facility

Below is a summary of the senior secured revolving credit facility we entered into with Encina Lender Finance, LLC on October 4, 2021 and amended on January 27, 2023 (the “Encina Credit Facility” and the related credit agreement, the “Encina Credit Agreement”). On November 6, 2025, we terminated in full (i) the Encina Credit Agreement, and (ii) the Equity Pledge Agreement, dated as of October 4, 2021 (the “Encina Equity Pledge Agreement”), by and between the Company and Encina, as collateral agent. All outstanding obligations were repaid. The Encina Credit Agreement and the Encina Equity Pledge Agreement terminated upon the satisfaction of all obligations and liabilities of SIF II and the Company to secured parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the secured parties.

Commitment. The Encina Credit Agreement provided for borrowings up to $65.0 million (the “Encina Facility Amount”).

Availability. We were able to draw up to the lesser of (i) the Encina Facility Amount and (ii) the borrowing base. The borrowing base was an amount equal to (i) the difference of (A) the product of the applicable advance rate which varied from 50.0% to 75.0% depending on the type of loan asset (Defaulted Loans being excluded in that they carry an advance rate of 0%) and the value, determined in accordance with the Encina Credit Facility (the “Adjusted Borrowing Value”), of certain “eligible” loan assets pledged as security for the loan (the “Borrowing Base Value”) and (B) the Excess Concentration Amount, as calculated in accordance with the Encina Credit Facility, plus (ii) any amounts held in the Prefunding Account and, without duplication, Excess Cash held in the Collection Account, less (iii) the product of (a) the amount of any undrawn funding commitments we had under any loan asset and (b) the Unfunded Exposure Haircut Percentage, and less (iv) $100,000. Each loan asset we held as of the date on which the Encina Credit Facility closed was valued as of that date and each loan asset that we acquired after such date was valued at the lowest of its fair value, its face value (excluding accrued interest) and the purchase price paid for such loan asset. Adjustments to the value of a loan asset were made to reflect, among other things and under certain circumstances, changes in its fair value, a default by the obligor on the loan asset, insolvency of the obligor, acceleration of the loan asset, and certain modifications to the terms of the loan asset.

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

Collateral Tests. It was a condition precedent to any borrowing under the Encina Credit Facility that the principal amount outstanding under the Encina Credit Facility, after giving effect to the proposed borrowings, not exceed the borrowing base (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests also had to be satisfied (together with the Borrowing Base Test, the “Collateral Tests”):

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

Operating Expenses. The priority of payments provision of the Encina Credit Facility provided for the payment of certain of our operating expenses out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions were limited to $200,000 per annum.

Covenants; Representations and Warranties; Events of Default. The Encina Credit Agreement contained customary representations and warranties, affirmative covenants, negative covenants and events of default. The Encina Credit Agreement did not contain grace periods for breach by us of any negative covenants or of certain of the affirmative covenants, including, without limitation, those related to preservation of the existence and separateness of the Company. Other events of default under the Encina Credit Agreement include, among other things, the following:

○	our failure to maintain an Interest Coverage Ratio of less than 175%;

○	our failure to maintain an Overcollateralization Ratio of less than 200%;

○	the filing of certain ERISA or tax liens on our assets or the equity holder;

○	failure by Specified Holders to collectively, directly or indirectly, own and control at least 51% of the outstanding equity interests of Saratoga Investment Advisor, or (y) possess the right to elect (through contract, ownership of voting securities or otherwise) at all times a majority of the board of directors (or similar governing body) of Saratoga Investment Advisor and to direct the management policies and decisions of Saratoga Investment Advisor, or (ii) the dissolution, termination or liquidation in whole or in part, transfer or other disposition, in each case, of all or substantially all of the assets of, Saratoga Investment Advisor;

○	indictment or conviction of Saratoga Investment Advisors or any “key person” for a felony offense, or any fraud, embezzlement or misappropriation of funds by Saratoga Investment Advisors or any “key person” and, in the case of “key persons,” without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed to replace such key person within 30 days;

○	resignation, termination, disability or death of a “key person” or failure of any “key person” to provide active participation in Saratoga Investment Advisors’ daily activities, all without a reputable, experienced individual reasonably satisfactory to Encina Lender Finance appointed within 30 days.

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

As of May 31, 2026, we had no outstanding borrowings under the Encina Credit Facility. As of May 31, 2025, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at May 31, 2026 and May 31, 2025 was $0 million and $79.5 million, respectively.

Live Oak Credit Facility

Below is a summary of the terms of the senior secured revolving credit facility we entered into with Live Oak Banking Company on March 27, 2024.

Commitment. We entered into the Credit and Security Agreement (the “Live Oak Credit Agreement”) relating to the Live Oak Credit Facility in the initial facility amount of $50.0 million (the “Live Oak Facility Amount”), which was increased to up to $75.0 million pursuant to the first amendment to the Live Oak Credit Agreement. The Live Oak Credit Facility matures on March 27, 2027.

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

The Live Oak Credit Facility contains limitations on the type of loan assets that are “eligible” to be included in the borrowing base and as to the concentration level of certain categories of loan assets in the borrowing base, such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, we may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent if those changes would either result in subordination of the loan asset or be materially adverse to the lenders.

The Live Oak Credit Facility requires certain minimum drawn amounts. For the period beginning on the closing date of March 27, 2025, and ending March 27, 2027, the minimum funding amount was $12.5 million. For the period beginning on March 28, 2025, through maturity, the minimum funding amount is equal to the greater of $25.0 million and 50% of the Live Oak Facility Amount in effect from time to time.

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

Operating Expenses. The priority of payments provision of the Live Oak Credit Facility provides for the payment of certain of our operating expenses out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions are limited to $200,000 per annum.

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

As of May 31, 2026, we had $37.5 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, we were in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at May 31, 2026 was $97.7 million.

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

The Valley Credit Facility contains limitations on the type of loan assets that are “eligible” to be included in the borrowing base and as to the concentration level of certain categories of loan assets in the borrowing base, such as restrictions on geographic and industry concentrations, asset size and quality, payment frequency, status and terms, average life, and collateral interests. In addition, if an asset is to remain an “eligible” loan asset, we may not make changes to the payment, amortization, collateral and certain other terms of the loan assets without the consent of the administrative agent if those changes would either result in subordination of the loan asset or be materially adverse to the lenders.

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

Collateral Tests. It is a condition precedent to any borrowing under the Valley Credit Facility that the principal amount outstanding under the Valley Credit Facility, after giving effect to the proposed borrowings, not exceed the borrowing base (the “Borrowing Base Test”). In addition to satisfying the Borrowing Base Test, the following tests must also be satisfied (together with the Borrowing Base Test, the “Collateral Tests”):

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

Operating Expenses. The priority of payments provision of the Valley Credit Facility provides for the payment of certain of our operating expenses out of collections on interest and principal in accordance with the priority established in such provision. The operating expenses payable pursuant to the priority of payment provisions are limited to $200,000 per annum.

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

As of May 31, 2026, we had $32.5 million in outstanding borrowings under the Valley Credit Facility. Our borrowing base under the Valley Credit Facility at May 31, 2026 was $70.6 million.

SBA Debentures

The Company’s wholly owned subsidiaries, SBIC II LP and SBIC III LP, received SBIC licenses from the SBA on August 14, 2019 and September 29, 2022, respectively. Each of the SBIC Subsidiaries provides up to $175.0 million in long-term capital in the form of debentures guaranteed by the SBA. The Company’s wholly owned subsidiary, SBIC LP, repaid its outstanding debentures and subsequently surrendered its license to the SBA on January 3, 2024, providing the Company access to all undistributed capital of SBIC LP, and SBIC LP subsequently merged with and into the Company. In May 2026, legislation amending the Small Business Investment Act of 1958 increased (a) the individual leverage limit from $175.0 million to $250.0 million, subject to SBA approvals, and (b) the maximum leverage available for two or more SBICs under common control from $350.0 million to $475.0 million.

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

The Company received exemptive relief from the SEC to permit it to exclude the debentures guaranteed by the SBA of the SBIC Subsidiaries from the definition of senior securities in the asset coverage test under the 1940 Act. This allows the Company increased flexibility under the asset coverage requirement by permitting it to borrow more than it would otherwise be able to absent the receipt of this exemptive relief.

As of May 31, 2026 SBIC II LP had $87.5 million in regulatory capital and $84.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $87.5 million in regulatory capital and $129.0 million in SBA-guaranteed debentures outstanding.

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

At May 31, 2026, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

4.375% 2026 Notes

On March 10, 2021, we issued $50.0 million in aggregate principal amount of the 4.375% fixed-rate notes due 2026 (the “Existing 4.375% 2026 Notes”) for net proceeds of $49.0 million after deducting underwriting commissions of approximately $1.0 million. Offering costs incurred were approximately $0.3 million. On July 15, 2021, we issued an additional $125.0 million in aggregate principal amount of the 4.375% 2026 Notes (the “Additional 4.375% 2026 Notes” and together with the Existing 4.375% 2026 Notes, the “4.375% 2026 Notes”) for net proceeds of approximately $123.8 million, based on the public offering price of 101.00% of the aggregate principal amount of the Additional 4.375% 2026 Notes, after deducting the underwriting commissions of $2.5 million. Offering costs incurred were approximately $0.2 million. The Additional 4.375% 2026 Notes were treated as a single series with the existing 4.375% 2026 Notes under the indenture and had the same terms as the existing 4.375% 2026 Notes. Interest on the 4.375% 2026 Notes was paid semi-annually in arrears on February 28 and August 28, at a rate of 4.375% per year. The 4.375% 2026 Notes matured and were paid off on February 28, 2026.

At May 31, 2026, the total amount of 4.375% 2026 Notes outstanding was $0.0 million.

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

At May 31, 2026, the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

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

At May 31, 2026, the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

7.00% 2025 Notes

On September 8, 2022, we issued $12.0 million in aggregate principal amount of 7.00% fixed-rate notes due 2025 (the “7.00% 2025 Notes”) for net proceeds of $11.6 million after deducting underwriting discounts of approximately $0.4 million. Additional offering costs incurred were approximately $0.05 million. Interest on the 7.00% 2025 Notes was paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.00% per year. The 7.00% 2025 Notes matured and were paid off on September 8, 2025. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.05 million related to the 7.00% 2025 Notes were capitalized and amortized over the term of the 7.00% 2025 Notes.

7.25% 2029 Notes

On April 10, 2026, we issued $25.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2029 (the “7.25% 2029 Notes”) for net proceeds of $24.5 million based on an offering price of 98.0% per Note, and after deducting offering expenses of approximately $0.2 million. Interest on the 7.25% 2029 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.25% per year. The 7.25% 2029 Notes mature on April 10, 2029 and commencing April 10, 2027, may be redeemed in whole or in part at any time or from time to time at our option. The net proceeds from the offering were used for general corporate purposes in accordance with our investment objective and strategies. Financing costs of $0.1 million related to the 7.25% 2029 Notes have been capitalized and are being amortized over the term of the 7.25% 2029 Notes.

In addition, holders of the 7.25% 2029 Notes will have the option to have the 7.25% 2029 Notes repaid prior to the stated maturity date if (i) the Company is no longer directly managed by Saratoga Investment Advisors or any of its affiliates, or if two or more of Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, Charles G. Phillips or Henri J. Steenkamp cease to work or be employed on a full-time basis with respect to the business of Saratoga Investment Advisors at least the duties and responsibilities delegated to him as of the date of April 10, 2026 and has not been promptly replaced by another person reasonably acceptable by the holders of the 7.25% 2029 Notes; or (ii) the Company violates Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act as in effect as of April 10, 2026, but giving effect to any exemptive relief granted to the Company by the SEC.

At May 31, 2026, the total amount of 7.25% 2029 Notes outstanding was $25.0 million.

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

At May 31, 2026, the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

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

At May 31, 2026, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

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

At May 31, 2026, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

7.25% 2030 Notes

On January 23, 2026, the Company issued $50.0 million in aggregate principal amount of 7.25% fixed-rate notes due 2030 (the “7.25% 2030 Notes”) for net proceeds of approximately $48.8 million, based on an offering price of 99.117% per Note, after deducting the placement agent fee and estimated offering expenses of approximately $0.8 million. Interest on the 7.25% 2030 Notes is paid semi-annually in arrears on May 1 and November 1, at a rate of 7.25% per year, commencing on May 1, 2026. The 7.25% 2030 Notes will mature on May 1, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to January 23, 2028 at par plus a “make-whole” premium, and thereafter at par. Net proceeds from this offering were used to pay off the Company’s outstanding 4.375% 2026 Notes and for general corporate purposes. Financing costs of $0.9 million related to the 7.25% 2030 Notes have been capitalized and are being amortized over the term of the 7.25% 2030 Notes.

At May 31, 2026, the total amount of 7.25% 2030 Notes outstanding was $50.0 million.

7.50% 2031 Notes

On February 6, 2026, we issued $100.0 million in aggregate principal amount of 7.50% fixed-rate notes due 2031 (the “7.50% 2031 Notes”) for net proceeds of approximately $96.4 million, after deducting the underwriting commission of approximately $3.1 million and estimated offering costs of approximately $0.5 million. Interest on the 7.50% 2031 Notes is paid quarterly in arrears on February 28, May 31, August 31 and November 30, at a rate of 7.50% per year, commencing May 31, 2026. The 7.50% 2031 Notes mature on February 6, 2031 and, commencing February 6, 2028, may be redeemed in whole or in part at any time or from time to time at our option. Net proceeds from this offering, together with available cash, were used to pay off the outstanding 4.375% 2026 Notes at maturity on February 28, 2026. Financing costs of $3.6 million related to the 7.50% 2031 Notes have been capitalized and are being amortized over the term of the 7.50% 2031 Notes. The 7.50% 2031 Notes are listed on the NYSE under the trading symbol “SAV” with a par value of $25.00 per note.

At May 31, 2026, the total amount of 7.50% 2031 Notes outstanding was $100.0 million.

At May 31, 2026 and February 28, 2026, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	May 31, 2026		February 28, 2026
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$46,141	3.9%	$1,680	0.2%
Cash and cash equivalents, reserve accounts	14,668	1.2	20,106	1.8
First lien term loans	920,576	77.5	910,991	80.5
Second lien term loans	42,725	3.6	42,707	3.8
Structured finance securities	66,010	5.6	54,834	4.8
Unsecured loan	15,667	1.3	16,130	1.4
Equity interests	81,356	6.9	84,472	7.5
Total	$1,187,143	100.0%	$1,130,920	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. Most recently, on January 6, 2026, our board of directors extended the Share Repurchase Plan for another year to January 15, 2027, and the Share Repurchase Plan currently permits up to 1.7 million shares of common stock to be repurchased. As of May 31, 2026, we purchased 0 shares of common stock, at the average price of $0.0 for approximately $0.0 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2026, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

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

As of May 31, 2026, we sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.42 for aggregate net proceeds of $225.4 million (net of transaction costs). During the three months ended May 31, 2026, the Company did not sell any shares of common stock pursuant to the Equity ATM Program.

Dividend Distributions

We have distributed or intend to distribute sufficient dividends to eliminate our taxable income for our completed tax years. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax year, we would be subject to U.S. federal income tax in that year on all of our taxable income imposed at corporate rates, regardless of whether we made any distributions to our shareholders. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP. Our distributions for the tax years ended February 28, 2027 to inception were as follows:

Payment date	Cash Dividend
Tax Year Ended February 28, 2027
June 23, 2026	0.25	(64)
May 21, 2026	0.25	(63)
April 23, 2026	0.25	(62)
March 19, 2026	0.25	(61)
	$0.50
Tax Year Ended February 28, 2026
February 23, 2026	0.25	(60)
January 26, 2026	0.25	(59)
December 18, 2025	0.50	(58)
November 20, 2025	0.25	(57)
October 23, 2025	0.25	(56)
September 24, 2025	0.25	(55)
August 21, 2025	0.25	(54)
July 24, 2025	0.25	(53)
June 24, 2025	0.25	(52)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$3.74
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(46)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82

Payment date	Cash Dividend
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Payment date	Cash Dividend
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,784 newly issued shares of common stock, or 12.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 9, 12, 13, 14, 15, 16, 19, 20, 21, and 22, 2025.

(52)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 19,750 newly issued shares of common stock, or 11.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 10, 11, 12, 13, 16, 17, 18, 20, 23, and 24, 2025.

(53)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 17,443 newly issued shares of common stock, or 10.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.86 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 11, 14, 15, 16, 17, 18, 21, 22, 23 and 24, 2025.
(54)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,320 newly issued shares of common stock, or 10.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 8, 11, 12, 13, 14, 15, 18, 19, 20 and 21, 2025.

(55)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,673 newly issued shares of common stock, or 10.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 11, 12, 15, 16, 17, 18, 19, 22, 23 and 24, 2025.

(56)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,898 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.97 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2025.

(57)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,552 newly issued shares of common stock, or 10.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.99 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 7, 10, 11, 12, 13, 14, 17, 18, 19, and 20, 2025.

(58)	Based on shareholder elections, the dividend consisted of approximately $7.2 million in cash and 41,155 newly issued shares of common stock, or 11.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 5, 8, 9, 10, 11, 12, 15, 16, 17, and 18, 2025.

(59)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,092 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.12 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 8, 9, 12, 13, 14, 15, 16, 20, 21, and 22, 2026.

(60)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,049 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.07 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 9, 10, 11, 12, 13, 17, 18, 19, 20, and 23, 2026.

(61)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,766 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.45 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2026.

(62)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 22,784 newly issued shares of common stock, or 12.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.71 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2026.

(63)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 21,277 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.99 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 8, 11, 12, 13, 14, 15, 18, 19, 20, and 21, 2026.

(64)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 21,577 newly issued shares of common stock, or 11.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 9, 10, 11, 12, 15, 16, 17, 18, 22, and 23, 2026.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 162.6% as of May 31, 2026 and 168.4% as of February 28, 2026.

Subsequent Events

On June 11, 2026, the Company declared the following dividends for the quarter ending August 31, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
June 2026	$0.25	July 6, 2026	July 23, 2026
July 2026	$0.25	August 5, 2026	August 25, 2026
August 2026	$0.25	September 3, 2026	September 23, 2026

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at May 31, 2026:

	Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Valley Bank credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	37,500	37,500	-	-	-
SBA debentures	213,000	-	-	99,000	114,000
4.35% 2027 Notes	75,000	75,000	-	-	-
6.00% 2027 Notes	105,500	105,500	-	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	57,500	-	-
7.25% 2029 Notes	25,000	-	25,000	-	-
7.25% 2030 Notes	50,000	-	-	50,000	-
7.50% 2031 Notes	100,000	-	-	100,000	-
Total Long-Term Debt Obligations	$817,375	$218,000	$236,375	$249,000	$114,000

Off-balance sheet arrangements

As of May 31, 2026 and February 28, 2026, the Company’s off-balance sheet arrangements consisted of $185.2 million and $153.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of May 31, 2026 and February 28, 2026 is shown in the table below (dollars in thousands):

	May 31, 2026	February 28, 2026
At Company’s discretion
Angry Chickz, Inc.	$4,000	$4,000
Artemis Wax Corp.	-	7,500
Better Impact USA Inc.	5,000	5,000
Haystack Team Inc.	5,000	5,000
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	900	800
Saratoga Senior Loan Fund I JV, LLC	6,933	6,933
SAI Systems Health, LLC	4,000	4,000
Source 44 LLC	20,000	20,000
StockIQ Technologies, LLC	3,250	5,000
Zollege PBC	1,500	-
Total	$65,083	$72,733

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	2,100	2,100
Axero Holdings, LLC - Revolver	500	500
Better Impact USA Inc.	5,000	5,000
BQE Software, Inc.	-	250
Breezeway Homes, Inc.	4,000	4,000
Cloudpermit	8,500	8,500
Exigo - Revolver	625	625
Gen4 Dental Partners Holdings, LLC	476	2,381
Innergy, Inc.	2,120	1,500
Inspect Point Holdings, LLC	2,000	4,000
LFR Chicken LLC	25,000	25,000
Ludi, Inc. - Revolver	2,100	3,600
Rewind Intermediate Inc.	24,100	-
Rewind Intermediate Inc. - Revolver	3,000	-
SAI Systems Health, LLC	1,474	1,474
SmartAC.com, LLC	17,000	17,000
Source 44 LLC	500	500
Source 44 LLC - Revolver	2,000	2,000
StockIQ Technologies, LLC	1,750	400
VetnCare MSO, LLC	5,364	-
Vitana DSO, LLC	12,500	-
Zollege PBC	-	1,500
	120,109	80,330
Total	$185,192	$153,063

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of May 31, 2026, we had cash and cash equivalents of $46.1 million, $52.5 million in available borrowings under the Valley Credit Facility and $37.5 million in available borrowings under the Live Oak Credit Facility. As of May 31, 2026, we have $46.0 million available SBA debentures that can be used for any commitments held in SBIC III LP.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. The Federal Reserve reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve has maintained this range at each of its meetings held from January 2026 through June 2026. In considering the extent and timing of any additional future adjustments, the Federal Reserve stated that it will carefully assess income data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Valley Credit Facility and Live Oak Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR.

At May 31, 2026, we had $817.4 million of borrowings outstanding, which includes $32.5 million of borrowings outstanding under the Valley Credit Facility and $37.5 million under the Live Oak Credit Facility. As of May 31, 2026, on a fair value basis, approximately 1.0% of our debt investments bear interest at a fixed-rate and approximately 99.0% of our debt investments bear interest at a floating rate. As of May 31, 2026, 100% of our floating rate debt investments are subject to interest rate floors. Additionally, both the Valley Credit Facility and the Live Oak Credit Facility are subject to floating interest rates and are currently paid based on floating Term SOFR rates.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of May 31, 2026 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1% increase in interest rates would cause a corresponding increase of approximately $10.5 million to our interest income. Conversely, a hypothetical change of a 1% decrease in interest rates would cause a corresponding decrease of approximately $10.4 million to our interest income.

Changes in interest rates would have no impact on our current interest and debt financing expenses, except for our borrowings under our Valley Credit Facility and Live Oak Credit Facility. All of our remaining borrowings are fixed-rate borrowings. Assuming that borrowings under our Valley Credit Facility and Live Oak Credit Facility as of May 31, 2026 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.7 million to our interest expense. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.7 million to our interest expense.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of May 31, 2026.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Interest	Interest	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	(10,416)	700	(9,716)	(7,773)	(0.48)
-50	(5,216)	350	(4,866)	(3,893)	(0.24)
-25	(2,608)	175	(2,433)	(1,946)	(0.12)
25	2,621	(175)	2,446	1,957	0.12
50	5,243	(350)	4,893	3,914	0.24
75	7,864	(525)	7,339	5,871	0.36
100	10,485	(700)	9,785	7,828	0.48
200	20,970	(1,400)	19,570	15,656	0.96
300	31,455	(2,100)	29,355	23,484	1.44
400	41,941	(2,800)	39,141	31,313	1.92

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended May 31, 2026 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 1.7 million shares of common stock. On January 6, 2026, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2027. As of May 31, 2026, the Company purchased 1,037,698 shares of common stock, at the average price of $22.05 for approximately $22.9 million pursuant to the Share Repurchase Plan. During the three months ended May 31, 2026, the Company did not purchase any shares of common stock pursuant to the Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (f/k/a GSC Investment Corp.) (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.8	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.9	Tenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 6.00% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on April 27, 2022).

4.10	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.11	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 813-00732) filed on October 27, 2022).

4.12	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.13	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.14

Sixteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.50% Notes due 2031 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 6, 2026).

4.15

Seventeenth Supplemental Indenture, dated as of April 10, 2026, by and between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2026).

4.16	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.6 hereto).

4.17	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.7 hereto).

4.18	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.8 hereto).

4.19	Form of 6.00% Notes due 2027 (incorporated by reference to Exhibit 4.9 hereto).

4.20	Form of 7.00% Notes due 2025 (incorporated by reference to Exhibit 4.10 hereto).

4.21	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).

4.22	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.12 hereto).

4.23	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.13 hereto).

4.24	Form of 7.50% Notes due 2031 (incorporated by reference to Exhibit 4.14 hereto).

4.25	Form of 7.25% Notes due 2029 (incorporated by reference to Exhibit 4.15 hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: July 7, 2026	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer