Form 10-Q
period 2026-08-31
SARATOGA INVESTMENT CORP.
filed 2026-10-06
CIK 1377936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2026

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

(212) 906-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SAR	The New York Stock Exchange
8.00% Notes due 2027	SAJ	The New York Stock Exchange
8.125% Notes due 2027	SAY	The New York Stock Exchange
8.50% Notes due 2028	SAZ	The New York Stock Exchange
7.50% Notes due 2031	SAV	The New York Stock Exchange
8.00% Notes due 2031	SAX	The New York Stock Exchange

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

The number of outstanding common shares of the registrant as of October 5, 2026 was 15,559,638.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Saratoga Investment Corp.

Consolidated Statements of Assets and Liabilities

	August 31, 2026	February 28, 2026
	(unaudited)
ASSETS
Investments at fair value
Non-control/Non-affiliate investments (amortized cost of $1,082,091,998 and $1,011,840,007, respectively)	$1,056,184,544	$1,016,247,566
Affiliate investments (amortized cost of $49,910,512 and $49,429,192, respectively)	49,257,789	52,710,911
Control investments (amortized cost of $77,083,090 and $75,118,675, respectively)	44,748,011	40,175,335
Total investments at fair value (amortized cost of $1,209,085,600 and $1,136,387,874, respectively)	1,150,190,344	1,109,133,812
Cash and cash equivalents	80,087,303	1,680,070
Cash and cash equivalents, reserve accounts	15,786,427	20,105,683
Interest receivable (net of reserve of $1,265,898 and $470,751, respectively)	9,122,307	7,314,053
Management fee receivable	229,150	249,720
Other assets	847,327	781,766
Total assets	$1,256,262,858	$1,139,265,104

LIABILITIES
Revolving credit facilities	$70,000,000	$70,000,000
Deferred debt financing costs, revolving credit facilities	(1,236,703)	(1,670,816)
SBA debentures payable	213,000,000	160,000,000
Deferred debt financing costs, SBA debentures payable	(4,792,550)	(3,888,087)
4.35% Notes Payable 2027	75,000,000	75,000,000
Discount on 4.35% notes payable 2027	(41,071)	(108,898)
Deferred debt financing costs, 4.35% notes payable 2027	(170,781)	(344,393)
6.25% Notes Payable 2027	15,000,000	15,000,000
Deferred debt financing costs, 6.25% notes payable 2027	(94,894)	(130,839)
6.00% Notes Payable 2027	105,500,000	105,500,000
Discount on 6.00% notes payable 2027	(27,924)	(48,361)
Deferred debt financing costs, 6.00% notes payable 2027	(470,739)	(823,774)
8.00% Notes Payable 2027	46,000,000	46,000,000
Deferred debt financing costs, 8.00% notes payable 2027	(405,603)	(580,514)
8.125% Notes Payable 2027	60,375,000	60,375,000
Deferred debt financing costs, 8.125% notes payable 2027	(543,519)	(748,873)
8.50% Notes Payable 2028	57,500,000	57,500,000
Deferred debt financing costs, 8.50% notes payable 2028	(661,105)	(866,230)
7.25% Notes Payable 2029	25,000,000	-
Discount on 7.25% notes payable 2029	(442,158)	-
Deferred debt financing costs, 7.25% notes payable 2029	(115,176)	-
7.25% Notes Payable 2030	50,000,000	50,000,000
Discount on 7.25% notes payable 2030	(394,008)	(435,318)
Deferred debt financing costs, 7.25% notes payable 2030	(777,418)	(775,165)
7.50% Notes Payable 2031	100,000,000	100,000,000
Deferred debt financing costs, 7.50% notes payable 2031	(3,171,759)	(3,298,905)
8.00% Notes Payable 2031	85,000,000	-
Deferred debt financing costs, 8.00% notes payable 2031	(2,884,102)	-
Base management and incentive fees payable	6,893,075	6,602,819
Deferred tax liability	3,600,349	4,579,522
Accounts payable and accrued expenses	853,687	1,771,915
Interest and debt fees payable	5,537,756	3,904,143
Directors fees payable	-	5,500
Due to Manager	622,572	590,624
Current income tax payable	33,106	-
Total liabilities	903,686,035	743,109,350
Commitments and contingencies (See Note 9)

NET ASSETS
Common stock, par value $0.001, 100,000,000 common shares authorized, 15,915,928 and 16,224,198 common shares issued and outstanding, respectively	15,916	16,224
Capital in excess of par value	433,529,752	439,202,477
Total distributable deficit	(80,968,845)	(43,062,947)
Total net assets	352,576,823	396,155,754
Total liabilities and net assets	$1,256,262,858	$1,139,265,104
NET ASSET VALUE PER SHARE	$22.15	$24.42

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
INVESTMENT INCOME
Interest from investments
Interest income:
Non-control/Non-affiliate investments	$26,680,966	$23,697,449	$52,686,744	$49,162,112
Affiliate investments	710,089	684,587	1,436,183	1,280,211
Control investments	687,577	1,191,555	1,374,293	2,382,216
Payment in kind interest income:
Non-control/Non-affiliate investments	176,321	121,084	349,612	289,313
Affiliate investments	524,784	604,880	1,028,394	1,189,629
Control investments	19,829	77,880	39,415	77,880
Total interest from investments	28,799,566	26,377,435	56,914,641	54,381,361
Interest from cash and cash equivalents	441,110	2,360,397	995,496	4,387,608
Management fee income	101,090	663,632	646,078	1,368,807
Dividend income:
Non-control/Non-affiliate investments	369,276	127,689	369,276	689,872
Control investments	752,370	903,439	1,531,222	1,339,857
Total dividend from investments	1,121,646	1,031,128	1,900,498	2,029,729
Structuring and advisory fee income	563,616	221,600	1,219,979	485,975
Other income	142,196	(28,436)	269,457	290,893
Total investment income	31,169,224	30,625,756	61,946,149	62,944,373

OPERATING EXPENSES
Interest and debt financing expenses	14,061,404	12,372,030	27,711,687	24,823,895
Base management fees	5,065,837	4,374,324	10,035,890	8,707,656
Incentive management fees expense (benefit)	1,827,237	2,271,173	3,719,298	4,807,686
Professional fees	626,850	649,899	1,158,086	1,349,099
Administrator expenses	1,350,000	1,283,333	2,700,000	2,533,333
Insurance	80,598	74,310	161,196	148,620
Directors fees and expenses	125,103	118,500	251,103	250,000
General and administrative	680,951	412,769	1,281,217	1,058,180
Income tax expense (benefit)	46,080	(11,315)	29,521	43,139
Total operating expenses	23,864,060	21,545,023	47,047,998	43,721,608
NET INVESTMENT INCOME	7,305,164	9,080,733	14,898,151	19,222,765

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) from investments:
Non-control/Non-affiliate investments	2,057,105	52,691	1,568,957	2,315,675
Control investments	-	-	638,355	638,355
Net realized gain (loss) from investments	2,057,105	52,691	2,207,312	2,954,030
Income tax (provision) benefit from realized gain on investments	(71,949)	-	(71,949)	-
Net change in unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	(18,387,829)	478,796	(30,315,013)	850,944
Affiliate investments	(1,515,830)	139,577	(3,934,442)	93,633
Control investments	3,439,596	3,109,340	2,608,261	3,727,113
Net change in unrealized appreciation (depreciation) on investments	(16,464,063)	3,727,713	(31,641,194)	4,671,690
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	512,564	423,998	1,043,388	368,913
Net realized and unrealized gain (loss) on investments	(13,966,343)	4,204,402	(28,462,443)	7,994,633
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,661,179)	$13,285,135	$(13,564,292)	$27,217,398

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.41)	$0.84	$(0.84)	$1.75
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,155,202	15,775,387	16,203,415	15,560,114

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Changes in Net Assets

(unaudited)

	For the six months ended
	August 31, 2026	August 31, 2025
INCREASE (DECREASE) FROM OPERATIONS:
Net investment income	$14,898,151	$19,222,765
Net realized gain (loss) from investments	2,207,312	2,954,030
Income tax (provision) benefit from realized gain on investments	(71,949)	-
Net change in unrealized appreciation (depreciation) on investments	(31,641,194)	4,671,690
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	1,043,388	368,913
Net increase (decrease) in net assets resulting from operations	(13,564,292)	27,217,398

DECREASE FROM SHAREHOLDER DISTRIBUTIONS:
Total distributions to shareholders	(24,341,606)	(30,777,392)
Net decrease in net assets from shareholder distributions	(24,341,606)	(30,777,392)

CAPITAL SHARE TRANSACTIONS:
Proceeds from issuance of common stock(1)	-	17,245,664
Capital contribution from Manager	-	569,322
Stock dividend distribution	2,735,195	3,601,941
Repurchases of common stock	(8,399,346)	-
Repurchase fees	(8,882)	-
Offering costs	-	(22,833)
Net increase (decrease) in net assets from capital share transactions	(5,673,033)	21,394,094
Total increase (decrease) in net assets	(43,578,931)	17,834,100
Net assets at beginning of period	396,155,754	392,665,468
Net assets at end of period	$352,576,823	$410,499,568

(1)	See Note 11 to the Consolidated Financial Statements contained herein for more information on share issuance.

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	August 31, 2026	August 31, 2025
Operating activities
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(13,564,292)	$27,217,398
ADJUSTMENTS TO RECONCILE NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Distributions from CLO, payment-in-kind and other adjustments to cost	(1,388,957)	(1,061,847)
Net accretion of discount on investments	(1,300,982)	(1,164,246)
Amortization of deferred debt financing costs	2,655,180	2,502,178
Income tax expense (benefit)	64,214	38,689
Net realized (gain) loss from investments	(2,207,312)	(2,954,030)
Net change in unrealized (appreciation) depreciation on investments	31,641,194	(4,671,690)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	(1,043,388)	(368,913)
Proceeds from sales and repayments of investments	87,463,404	94,942,515
Purchases of investments	(155,263,880)	(102,307,963)
(Increase) decrease in operating assets:
Interest receivable	(1,808,254)	(1,139,595)
Management fee receivable	20,570	35,424
Other assets	(65,561)	(265,363)
Increase (decrease) in operating liabilities:
Base management and incentive fees payable	290,256	414,555
Payable from open trades	-	2,000,000
Accounts payable and accrued expenses	(918,228)	239,435
Interest and debt fees payable	1,633,613	(749,243)
Directors fees payable	(5,500)	-
Due to Manager	31,948	281,777
Current income tax payable	33,106	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(53,732,869)	12,989,081

Financing activities
Borrowings on debt	53,000,000	17,500,000
Issuance of notes	109,500,000	-
Repayments of notes	-	(25,000,000)
Payments of deferred debt financing costs	(4,664,515)	(25,000)
Proceeds from issuance of common stock	-	17,245,664
Capital contribution from Manager	-	569,322
Payments of cash dividends	(21,606,411)	(27,175,451)
Repurchases of common stock	(8,399,346)	-
Repurchases fees	(8,882)	-
Payments of offering costs	-	(22,833)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	127,820,846	(16,908,298)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS	74,087,977	(3,919,217)
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, BEGINNING OF PERIOD	21,785,753	204,723,924
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS, RESERVE ACCOUNTS, END OF PERIOD (See note 2)	$95,873,730	$200,804,707

Supplemental information:
Interest paid during the period	$23,428,268	$23,070,960
Cash paid for taxes	19,286	286,573
Supplemental non-cash information:
Payment-in-kind interest income and other adjustments to cost	1,388,957	1,061,847
Net accretion of discount on investments	1,300,982	1,164,246
Discount on debt issuance, 7.25% notes 2029	500,000	-
Amortization of deferred debt financing costs	2,655,180	2,502,178
Stock dividend distribution	2,735,195	3,601,941

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 299.4% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (3M USD TERM SOFR+8.08%), 11.88% Cash, 7/18/2027	7/18/2022	$11,198,115	$11,164,070	$10,798,343	3.1%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	$2,083,939	2,083,939	1,426,553	0.4%
		Total Alternative Investment Management Software			13,248,009	12,224,896	3.5%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.30% Cash, 4/13/2028	4/13/2023	$23,000,000	22,905,761	22,956,300	6.5%
		Total Architecture & Engineering Software			22,905,761	22,956,300	6.5%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,788,830	0.5%
		Total Association Management Software			1,072,394	1,788,830	0.5%
Artemis Wax Corp. (d)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 10.46% Cash, 5/20/2029	5/20/2021	$65,000,000	64,902,821	65,000,000	18.4%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	-	0.0%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,712,357	0.5%
		Total Consumer Services			68,114,687	66,712,357	18.9%
Schoox, Inc. (h)(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	560,899	4,213,947	1.2%
		Total Corporate Education Software			560,899	4,213,947	1.2%
Innergy, Inc. (d)	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+7.29%), 11.09% Cash, 2/20/2030	5/20/2026	$22,472,000	22,472,000	22,238,291	6.3%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+7.29%), 11.09% Cash, 2/20/2030	5/20/2026	$-	-	-	0.0%
		Total Custom Millwork Software			22,472,000	22,238,291	6.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	3,199,141	0.9%
		Total Cyber Security			1,906,275	3,199,141	0.9%
SGA Dental Partners Sub Holdings LLC	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+6.00%), 9.80% Cash, 6/15/2031	6/15/2026	$35,000,000	34,674,693	34,650,000	9.8%
SGA Dental Partners TopCo, LLC (h)	Dental Practice Management	Class A Units	6/15/2026	6,262,394	6,262,394	5,227,888	1.5%
		Total Dental Practice Management			40,937,087	39,877,888	11.3%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.06% Cash, 3/16/2027	3/16/2022	$23,690,038	23,655,663	8,573,425	2.4%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.06% Cash, 3/16/2027	3/16/2022	$-	-	-	0.0%
Exigo, LLC (h)(i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	-	0.0%
		Total Direct Selling Software			24,697,330	8,573,425	2.4%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.30% Cash, 11/30/2026	5/31/2017	$23,000,000	23,000,000	23,000,000	6.5%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	308,662	0.1%
		Total Education Services			23,499,904	23,308,662	6.6%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.80% Cash, 8/5/2027	8/5/2022	$32,000,000	31,919,636	31,801,600	9.0%
		Total Education Software			31,919,636	31,801,600	9.0%
Haystack Team Inc.	Employee Collaboration Software	First Lien Term Loan 9.30% PIK, 12/31/2030	12/31/2025	$5,432,809	5,388,940	5,409,448	1.5%
Haystack Team Inc. (j)	Employee Collaboration Software	Delayed Draw Term Loan 9.30% PIK, 12/31/2030	12/31/2025	$-	-	-	0.0%
Haystack Team Inc. (h)	Employee Collaboration Software	Series A Preferred Stock	12/31/2025	1,250,000	1,421,890	1,298,685	0.4%
		Total Employee Collaboration Software			6,810,830	6,708,133	1.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
GDS Software Holdings, LLC (d)	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.80% Cash, 12/30/2028	12/30/2021	$28,713,926	28,691,898	28,504,314	8.1%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 10.80% Cash, 12/30/2028	12/30/2021	$3,286,073	3,258,380	3,262,085	0.9%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	250,000	0.1%
		Total Financial Services			32,200,278	32,016,399	9.1%
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.21% Cash, 7/19/2029	7/19/2023	$20,000,000	19,879,899	19,800,000	5.6%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.21% Cash, 7/19/2029	7/19/2023	$2,000,000	1,983,799	1,980,000	0.6%
		Total Fire Inspection Business Software			21,863,698	21,780,000	6.2%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.80% Cash, 3/31/2028	3/31/2023	$24,967,271	24,869,902	23,678,960	6.7%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	458,868	0.1%
		Total Health/Fitness Franchisor			26,869,902	24,137,828	6.8%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,642,897	1.0%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.05% Cash, 12/31/2028	12/4/2020	$93,500,000	93,183,909	93,500,000	26.5%
		Total Healthcare Services			96,858,909	97,142,897	27.5%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.30% Cash, 12/31/2028	11/12/2020	$35,125,000	35,125,000	34,555,975	9.8%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.30% Cash, 12/31/2028	11/12/2020	$10,300,000	10,309,937	10,133,140	2.9%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	231,815	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	60,054	0.0%
		Total Healthcare Software			46,037,150	44,980,984	12.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.38%), 11.18% Cash, 5/16/2028	11/16/2020	$43,000,000	42,930,021	41,894,900	11.9%
Granite Comfort, LP (d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.38%), 11.18% Cash, 5/16/2028	11/16/2020	$7,626,823	7,604,901	7,430,814	2.1%
		Total HVAC Services and Sales			50,534,922	49,325,714	14.0%
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests	5/31/2015	$329	-	8,865,812	2.5%
		Total Industrial Products			-	8,865,812	2.5%
AgencyBloc, LLC (d)	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+6.31%), 10.02% Cash, 10/1/2029	10/1/2021	$17,346,477	17,315,077	17,346,477	4.9%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	3,923,485	1.1%
		Total Insurance Software			19,815,077	21,269,962	6.0%
Avantra (a)	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 11.77% Cash, 9/20/2029	9/19/2024	$17,000,000	16,869,123	17,000,000	4.8%
Maple Holdings Midco Limited (a)(h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	1,612,814	0.5%
		Total IT Services			18,869,123	18,612,814	5.3%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 10.71% Cash, 12/30/2028	12/30/2022	$19,213,185	19,085,509	14,404,125	4.1%
		Total Marketing Orchestration Software			19,085,509	14,404,125	4.1%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,403	4,169,599	502,623	0.1%
		Total Mental Healthcare Services			4,169,599	502,623	0.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.20% Cash, 12/31/2027	8/26/2021	$15,000,000	15,000,000	12,456,000	3.5%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 9.95% Cash, 12/31/2027	8/26/2021	$5,000,000	5,000,000	4,152,000	1.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	-	0.0%
		Total Mentoring Software			23,000,000	16,608,000	4.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.55% Cash, 9/5/2029	9/5/2024	$31,500,000	31,282,860	31,194,450	8.8%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.55% Cash, 9/5/2029	9/5/2024	$500,000	495,306	495,150	0.1%
Cloudpermit (h)	Municipal Government Software	Common Stock	9/5/2024	2,000	2,000,000	1,898,498	0.5%
		Total Municipal Government Software			33,778,166	33,588,098	9.4%
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.00% Cash, 12/31/2028	12/28/2012	$5,300,000	5,293,036	5,300,000	1.5%
		Total Office Supplies			5,293,036	5,300,000	1.5%
Ludi, Inc. (j)	Physician Compensation Management Software	Revolving Credit Facility (3M USD TERM SOFR+5.00%), 8.80% Cash, 12/31/2030	2/17/2026	$3,150,000	3,126,828	3,136,140	0.9%
		Total Physician Compensation Management Software			3,126,828	3,136,140	0.9%
Vitana DSO, LLC	Pediatric and Orthodontic Dentistry Platform	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.80% Cash, 5/28/2031	5/28/2026	$25,000,000	24,814,507	24,812,500	7.0%
Vitana DSO, LLC (j)	Pediatric and Orthodontic Dentistry Platform	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 10.80% Cash, 5/28/2031	5/28/2026	$455,000	451,638	451,588	0.1%
		Total Pediatric and Orthodontic Dentistry Platform			25,266,145	25,264,088	7.1%
Breezeway Homes, Inc.	Property Operations Management Software	First Lien Term Loan (1M USD TERM SOFR+6.63%), 10.34% Cash, 2/23/2031	2/23/2026	$22,000,000	21,797,063	21,969,200	6.2%
Breezeway Homes, Inc. (j)	Property Operations Management Software	Delayed Draw Term Loan (1M USD TERM SOFR+6.63%), 10.34% Cash, 2/23/2031	2/23/2026	$-	-	-	0.0%
Breezeway Homes, Inc. (h)	Property Operations Management Software	Class A Common Units	2/23/2026	1,000,000	1,000,000	1,023,032	0.3%
		Total Property Operations Management Software			22,797,063	22,992,232	6.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Source 44 LLC	Product Compliance Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.05% Cash, 10/17/2030	10/17/2025	$3,000,000	2,968,872	2,979,600	0.8%
Source 44 LLC (j)	Product Compliance Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 9.05% Cash, 10/17/2030	10/17/2025	$1,500,000	1,488,549	1,489,800	0.4%
Source 44 LLC (j)	Product Compliance Software	Revolving Credit Facility (3M USD TERM SOFR+5.25%), 9.05% Cash, 10/17/2030	10/17/2025	$-	-	-	0.0%
PG Source Investments, LLC (h)	Product Compliance Software	Series A Preferred Stock	10/17/2025	705	1,500,000	1,604,754	0.5%
		Total Product Compliance Software			5,957,421	6,074,154	1.7%
Buildout, Inc.	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 10.90% Cash, 9/30/2028	7/9/2020	$14,000,000	14,000,000	13,832,000	3.9%
Buildout, Inc. (d)	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 10.90% Cash, 9/30/2028	2/12/2021	$38,500,000	38,500,000	38,038,000	10.8%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	$1,250	1,372,557	819,577	0.2%
		Total Real Estate Services			53,872,557	52,689,577	14.9%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	781,972	0.2%
Wellspring Worldwide Inc. (d)	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.22% Cash, 2/28/2029	6/27/2022	$9,372,000	9,329,053	9,109,584	2.6%
Wellspring Worldwide Inc.	Research Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.42%), 12.22% Cash, 2/28/2029	6/27/2022	$25,310,000	25,122,064	24,601,320	7.0%
		Total Research Software			36,926,277	34,492,876	9.8%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Rewind Intermediate Inc.	Residential Remediation Services	First Lien Term Loan (3M USD TERM SOFR+4.25%), 8.05% Cash, 3/5/2031	3/5/2026	$8,900,000	8,826,023	8,822,570	2.5%
Rewind Intermediate Inc. (j)	Residential Remediation Services	Delayed Draw Term Loan (3M USD TERM SOFR+4.25%), 8.05% Cash, 3/5/2031	3/5/2026	$-	-	-	0.0%
Rewind Intermediate Inc. (j)	Residential Remediation Services	Revolving Credit Facility (3M USD TERM SOFR+4.25%), 8.05% Cash, 3/5/2031	3/5/2026	$-	(23,730)	-	0.0%
Rewind Intermediate Inc. (h)	Residential Remediation Services	Class A-1 Units	3/5/2026	500,000	500,000	500,000	0.1%
		Total Residential Remediation Services			9,302,293	9,322,570	2.6%
Angry Chickz, Inc.	Restaurant	First Lien Term Loan (1M USD TERM SOFR+6.25%), 9.96% Cash, 10/9/2030	10/9/2025	$7,900,000	7,899,999	7,965,570	2.3%
Angry Chickz, Inc. (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+6.25%), 9.96% Cash, 10/9/2030	10/9/2025	$10,000,000	9,980,187	10,083,000	2.9%
LFR Chicken LLC (d)	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.50%), 8.21% Cash, 11/26/2030	11/19/2021	$22,000,000	21,895,915	21,773,400	6.2%
LFR Chicken LLC (d)(j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.50%), 8.21% Cash, 11/26/2030	11/19/2021	$18,000,000	17,955,567	17,814,600	5.1%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	2,047,646	0.6%
		Total Restaurant			58,731,668	59,684,216	17.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
SAI Systems Health, LLC (d)	Revenue Cycle Management & Related Services	First Lien Term Loan (3M USD TERM SOFR+5.00%), 8.80% Cash, 11/24/2030	11/24/2025	$28,000,000	27,847,087	28,372,400	8.0%
SAI Systems Health, LLC (j)	Revenue Cycle Management & Related Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.00%), 8.80% Cash, 11/24/2030	11/24/2025	$-	-	-	0.0%
SAI Systems Health Topco, LLC (h)	Revenue Cycle Management & Related Services	Class A Units	11/24/2025	350,000	350,000	425,940	0.1%
		Total Revenue Cycle Management & Related Services			28,197,087	28,798,340	8.1%
Yumi Ice Cream Company, LLC (d)	Specialty Distribution	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.30% Cash, 8/25/2031	8/25/2026	$6,250,000	6,203,247	6,203,125	1.8%
Yumi Ice Cream Company, LLC (d)	Specialty Distribution	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.30% Cash, 8/25/2031	8/25/2026	$6,250,000	6,203,248	6,203,125	1.8%
Yumi Ice Cream Company, LLC (j)	Specialty Distribution	Delayed Draw Term Loan (3M USD TERM SOFR+6.50%), 10.30% Cash, 8/25/2031	8/25/2026	$-	-	-	0.0%
Yumi Ice Cream Company, LLC (j)	Specialty Distribution	Revolving Credit Facility (3M USD TERM SOFR+6.50%), 10.30% Cash, 8/25/2031	8/25/2026	$-	-	-	0.0%
Yumi Ice Cream Company, LLC (h)	Specialty Distribution	Common Stock	8/25/2026	714,286	714,286	714,286	0.2%
		Total Specialty Distribution			13,120,781	13,120,536	3.8%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	1,504,336	0.4%
		Total Staffing Services			100,000	1,504,336	0.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
AIMCO 2025-24A E (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+6.10%), 9.90% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,513,479	0.4%
AIMCO 2024-21A ER (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.40%), 9.20% Cash, 4/18/2039	4/1/2026	$2,000,000	2,000,000	2,018,258	0.6%
APID 2023-45A ER (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.15%), 8.95% Cash, 7/26/2038	6/5/2025	$2,800,000	2,800,000	2,803,363	0.8%
APID 2017-28A DR (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.00%), 8.80% Cash, 10/20/2038	7/25/2025	$2,500,000	2,500,000	2,493,463	0.7%
BGCLO 2025-13A D2 (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.05%), 7.85% Cash, 10/23/2038	8/7/2025	$2,000,000	2,000,000	2,005,740	0.6%
BGCLO 2024-9A E (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+6.25%), 10.05% Cash, 10/22/2037	3/31/2026	$1,000,000	1,000,500	1,004,018	0.3%
BSP 2016-10A C2R3 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.10%), 7.90% Cash, 7/20/2038	7/10/2025	$2,000,000	2,000,000	2,003,988	0.6%
BSP 2020-21A ER2 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.95%), 8.75% Cash, 1/15/2039	11/4/2025	$1,500,000	1,500,000	1,503,498	0.4%
BSP 2025-40A E (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.25%), 9.05% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,010,919	0.9%
DCLO 2024-7A DR (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.25%), 9.05% Cash, 7/20/2039	6/30/2026	$2,000,000	2,000,000	2,006,000	0.6%
ELM27 2024-3A D2R (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.60%), 8.40% Cash, 4/18/2039	4/28/2026	$2,500,000	2,500,000	2,513,135	0.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
HLM 2025-26A D2 (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.10%), 7.90% Cash, 7/20/2038	7/18/2025	$2,000,000	2,000,000	1,987,480	0.5%
NMC CLO-4A ER (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.00%), 8.80% Cash, 3/31/2038	3/13/2025	$1,000,000	980,000	1,004,995	0.3%
NMC CLO-7A E (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+6.91%), 10.71% Cash, 3/20/2038	4/17/2025	$1,000,000	1,000,000	967,599	0.3%
NMC CLO-5A ER (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.85%), 9.65% Cash, 7/20/2036	6/30/2025	$3,000,000	3,000,000	2,928,000	0.8%
NMC CLO-3A D2R (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.10%), 7.90% Cash, 10/20/2038	8/4/2025	$2,250,000	2,250,000	2,226,994	0.6%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.75%), 9.55% Cash, 10/21/2037	4/10/2025	$1,000,000	976,250	995,244	0.3%
OAKC 2025-22A E (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.55%), 9.35% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,254,639	0.4%
OAKC 2020-7A D2R2 (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.05%), 7.85% Cash, 7/19/2038	6/18/2025	$3,250,000	3,250,000	3,254,310	0.9%
OCP 2025-43A E (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+6.50%), 10.30% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,014,240	0.3%
OCP 2023-28A (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.25%), 9.05% Cash, 7/16/2038	6/18/2025	$3,000,000	3,000,000	3,020,079	0.9%
OCP 2016-11A D2R3 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.10%), 7.90% Cash, 7/26/2038	6/26/2025	$1,500,000	1,500,000	1,502,643	0.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
OCP 2016-12A D2R3 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.25%), 8.05% Cash, 10/18/2037	5/5/2026	$1,000,000	998,500	1,000,128	0.3%
POST 2023-1A D2R (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+3.95%), 7.75% Cash, 10/20/2038	10/17/2025	$1,000,000	1,000,000	999,321	0.3%
POST 2024-1A D2R (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.35%), 8.15% Cash, 3/30/2039	5/6/2026	$2,500,000	2,500,000	2,496,520	0.7%
REGT6 2016-1A ER3 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.45%), 9.25% Cash, 10/20/2038	9/12/2025	$1,500,000	1,500,000	1,438,050	0.4%
REG23 2021-4A D3R (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.00%), 7.80% Cash, 10/15/2038	10/30/2025	$2,000,000	2,000,000	1,970,624	0.6%
TREST 2017-1A ER3 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.25%), 9.05% Cash, 7/25/2039	7/21/2026	$1,675,000	1,675,000	1,679,474	0.5%
TREST 2018-2A D2RR (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.25%), 8.05% Cash, 7/15/2039	5/8/2026	$2,000,000	2,000,000	2,005,609	0.6%
VOYA 2024-3A ER (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.50%), 9.30% Cash, 7/20/2039	7/23/2026	$2,000,000	2,000,000	2,005,142	0.6%
WBOX 2023-4A ER2 (a)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+5.15%), 8.95% Cash, 7/20/2039	6/18/2026	$3,500,000	3,500,000	3,517,486	1.0%
WBOX 2025-5A D2 (a)(d)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+4.10%), 7.90% Cash, 7/20/2038	6/24/2025	$2,000,000	2,000,000	2,003,350	0.6%
		Total Structured Finance Securities			62,180,250	62,147,788	17.9%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD Term SOFR+5.50%), 9.30% Cash, 3/26/2030	3/26/2025	$10,000,000	9,930,912	9,796,000	2.8%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD Term SOFR+5.50%), 9.30% Cash, 3/26/2030	3/26/2025	$2,000,000	1,985,218	1,923,500	0.5%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/26/2025	200,000	200,000	166,272	0.0%
		Total Supply Chain Planning Software			12,116,130	11,885,772	3.3%
Employer Direct Healthcare, LLC (Lantern)	Surgical Benefits Management	Second Lien Term Loan (3M USD TERM SOFR+7.25%), 11.05% Cash, 1/20/2031	1/20/2026	$35,000,000	34,731,190	35,073,500	9.9%
		Total Surgical Benefits Management			34,731,190	35,073,500	9.9%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.56% Cash, 5/2/2027	5/2/2022	$6,000,000	5,986,799	6,000,000	1.7%
JDXpert (d)(j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.30% Cash, 5/2/2027	5/2/2022	$1,500,000	1,495,986	1,500,000	0.4%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.30% Cash, 8/5/2028	8/5/2022	$20,000,000	19,942,401	18,416,000	5.2%
		Total Talent Acquisition Software			27,425,186	25,916,000	7.3%
VetnCare MSO, LLC	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.55% Cash, 5/12/2028	5/12/2023	$18,835,655	18,748,969	19,001,409	5.4%
		Total Veterinary Services			18,748,969	19,001,409	5.4%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Better Impact USA Inc.	Volunteer Program Management Software	First Lien Term Loan (3M USD TERM SOFR+4.75%), 8.55% Cash, 1/8/2031	1/8/2026	$12,000,000	11,921,259	11,839,200	3.4%
Better Impact USA Inc. (j)	Volunteer Program Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+4.75%), 8.55% Cash, 1/8/2031	1/8/2026	$-	-	-	0.0%
Better Impact USA Inc. (h)	Volunteer Program Management Software	Preferred Units	1/8/2026	708,821	1,050,713	1,103,084	0.3%
		Total Volunteer Program Management Software			12,971,972	12,942,284	3.7%
Sub Total Non-control/Non-affiliate investments					1,082,091,998	1,056,184,544	299.4%
Affiliate investments - 14.0% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 12.95% Cash, 8/18/2027	8/18/2022	$7,100,000	7,082,347	7,100,000	2.0%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$8,908,743	8,894,698	8,342,147	2.4%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series B Preferred Units	11/21/2025	854,300	3,000,000	-	0.0%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series C Preferred Units	11/21/2025	730,280	730,280	668,028	0.2%
		Total Corporate Education Software			19,707,325	16,110,175	4.6%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 10.95% Cash, (3M USD TERM SOFR+7.00%) PIK, 12/31/2027	6/30/2021	$17,325,860	17,317,819	17,074,635	4.8%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 10.95% Cash, (3M USD TERM SOFR+7.00%) PIK, 12/31/2027	6/30/2021	$1,229,577	1,227,460	1,211,748	0.3%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	4,028,994	1.2%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	3,586,333	1.0%
		Total Employee Collaboration Software			22,656,497	25,901,710	7.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
SmartAC.com, LLC (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.30% Cash, 4/7/2030	4/7/2025	$4,574,116	4,546,691	4,527,460	1.3%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD Term SOFR+7.50%), 11.30% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
SmartAC.com, LLC (f)(h)	HVAC Monitoring Devices	Series A Preferred Stock	4/7/2025	1,262,201	2,999,999	2,718,444	0.8%
		Total HVAC Monitoring Devices			7,546,690	7,245,904	2.1%
Sub Total Affiliate investments					49,910,512	49,257,789	14.0%
Control investments - 12.8% (b)
Zollege PBC (g)	Education Services	First Lien Term Loan 4.84% PIK, 8/9/2027	5/11/2021	$1,616,381	1,616,381	1,472,200	0.4%
Zollege PBC (g)(j)	Education Services	Delayed Draw Term Loan 10.00% 8/9/2027	5/11/2021	$-	-	-	0.0%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	15,389,933	4.4%
		Total Education Services			2,175,180	16,862,133	4.8%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$1,900,000	1,900,000	-	0.0%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	-	0.0%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	163,561	-	0.0%
		Total Specialty Food Retailer			5,863,561	-	0.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00% 4/20/2033	1/22/2008	$111,000,000	14,408,784	-	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)(k)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR +10.00%), 14.06% Cash, 4/20/2033	8/9/2021	$9,375,000	9,375,000	-	0.0%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR +7.35%), 11.15% Cash, 10/20/2037	9/24/2025	$8,750,000	8,443,750	8,324,492	2.4%
		Total Structured Finance Securities			32,227,534	8,324,492	2.4%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00% 10/20/2033	12/17/2021	$17,618,954	17,618,954	15,469,441	4.4%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(n)	Investment Fund	Membership Interest	12/17/2021	19,197,861	19,197,861	4,091,945	1.2%
		Total Investment Fund			36,816,815	19,561,386	5.6%
Sub Total Control investments					77,083,090	44,748,011	12.8%
TOTAL INVESTMENTS - 326.2% (b)					$1,209,085,600	$1,150,190,344	326.2%

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts) - 27.2% (b)
Goldman Sachs Financial Square Government Fund (1)(2)	80,087,303	$80,087,303	$80,087,303	22.7%
Cash and cash equivalents	80,087,303	80,087,303	80,087,303	22.7%
Goldman Sachs Financial Square Government Fund (1)(2)	13,225,215	13,225,215	13,225,215	3.8%
Valley National Bank Business Money Market Fund (1)(3)	2,561,212	2,561,212	2,561,212	0.7%
Cash and cash equivalents, reserve accounts	15,786,427	15,786,427	15,786,427	4.5%
Total Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts)	95,873,730	$95,873,730	$95,873,730	27.2%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(2)	Current yield as of August 31, 2026, was approximately 3.57% on the Goldman Sachs Financial Square Government Fund.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

(3)	Current yield as of August 31, 2026, was approximately 3.10% on the Valley National Bank Business Money Market Fund.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of August 31, 2026, non-qualifying assets represent 8.6% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $352,576,823 as of August 31, 2026.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the six months ended August 31, 2026 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons (1)	Sales/ Paydowns	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$28,427,238	$366,814	$-	$1,021,285	$-	$-	$(2,892,342)	$25,901,710
ETU Holdings, Inc.	16,055,433	652,147	-	1,145,857	-	-	(597,405)	16,110,175
SmartAC.com, LLC	8,228,240	5,544	(543,183)	297,436	-	-	(444,697)	7,245,904
Total	$52,710,911	$1,024,505	$(543,183)	$2,464,578	$-	$-	$(3,934,444)	$49,257,789

(1)	Includes payment-in-kind interest and net accretion of discount on investments.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended August 31, 2026 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons (1)	Sales/ Paydowns	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$-	$-	$(638,355)	$-	$-	$-	$638,355	$-	$-
Pepper Palace, Inc.	2,038,911	1,925,000	-	-	-	-	-	(3,963,911)	-
Zollege PBC	12,048,652	39,416	-	39,416	-	-	-	4,774,065	16,862,133
Saratoga Investment Corp. CLO 2013-1, Ltd.	-	-	-	-	-	646,078	-	-	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	-	-	-	-	-	-	-	-	-
Saratoga Senior Loan Fund I JV, LLC	16,130,152	-	-	880,948	-	-	-	(660,711)	15,469,441
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note	8,422,177	-	-	493,340	-	-	-	(97,685)	8,324,492
Saratoga Senior Loan Fund I JV, LLC	1,535,443	-	-	-	1,531,222	-	-	2,556,502	4,091,945
Total	$40,175,335	$1,964,416	$(638,355)	$1,413,704	$1,531,222	$646,078	$638,355	$2,608,260	$44,748,011

(1)	Includes payment-in-kind interest.

(h)	Non-income producing at August 31, 2026.

Saratoga Investment Corp.

Consolidated Schedule of Investments

August 31, 2026

(unaudited)

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of August 31, 2026. (See Note 9 to the consolidated financial statements).

(k)	As of August 31, 2026, the investment was on non-accrual status. The fair value of these investments was approximately $0.0 million, which represented 0.0% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of August 31, 2026.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

(n)	On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV. (See Note 5 to the consolidated financial statements).

SOFR - Secured Overnight Financing Rate

1M USD TERM SOFR - The 1 month USD TERM SOFR rate as of August 31, 2026 was 3.71%.

3M USD TERM SOFR - The 3 month USD TERM SOFR rate as of August 31, 2026 was 3.80%.

PIK - Payment-in-Kind (see Note 2 to the consolidated financial statements).

See accompanying notes to consolidated financial statements.

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Non-control/Non-affiliate investments - 256.5% (b)
Altvia MidCo, LLC.	Alternative Investment Management Software	First Lien Term Loan (6M USD TERM SOFR+8.08%), 12.25% Cash, 7/18/2027	7/18/2022	11,255,757	11,202,536	11,046,400	2.7%
Altvia MidCo, LLC. (h)	Alternative Investment Management Software	Series A-1 Preferred Shares	7/18/2022	2,083,939	2,083,939	2,042,756	0.5%
		Total Alternative Investment Management Software			13,286,475	13,089,156	3.2%
BQE Software, Inc. (d)	Architecture & Engineering Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	23,500,000	23,383,683	23,697,400	6.0%
BQE Software, Inc.	Architecture & Engineering Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 4/13/2028	4/13/2023	-	-	-	0.0%
		Total Architecture & Engineering Software			23,383,683	23,697,400	6.0%
Golden TopCo LP (h)	Association Management Software	Class A-2 Common Units	5/10/2023	1,072,394	1,072,394	1,860,341	0.5%
		Total Association Management Software			1,072,394	1,860,341	0.5%
Artemis Wax Corp. (d)	Consumer Services	Delayed Draw Term Loan (1M USD TERM SOFR+6.75%), 11.02% Cash, 5/20/2029	5/20/2021	65,000,000	64,886,056	64,473,500	16.2%
Artemis Wax Corp. (h)	Consumer Services	Series B-1 Preferred Stock	5/20/2021	934,463	1,500,000	-	0.0%
Artemis Wax Corp. (h)	Consumer Services	Series D Preferred Stock	12/22/2022	331,640	1,711,866	1,825,324	0.5%
		Total Consumer Services			68,097,922	66,298,824	16.7%
Schoox, Inc. (h)(i)	Corporate Education Software	Series 1 Membership Interest	12/8/2020	1,050	548,298	4,386,183	1.1%
		Total Corporate Education Software			548,298	4,386,183	1.1%
Innergy, Inc. (d)	Custom Millwork Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	32,000,000	31,778,687	31,884,800	8.0%
Innergy, Inc. (j)	Custom Millwork Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.67% Cash, 2/20/2030	2/20/2025	8,500,000	8,432,838	8,469,400	2.1%
		Total Custom Millwork Software			40,211,525	40,354,200	10.1%
GreyHeller LLC (h)	Cyber Security	Common Stock	11/10/2021	7,857,689	1,906,275	4,233,053	1.1%
		Total Cyber Security			1,906,275	4,233,053	1.1%
Gen4 Dental Partners Holdings, LLC (d)	Dental Practice Management	First Lien Term Loan (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	7,035,714	6,982,168	7,049,786	1.8%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (j)	Dental Practice Management	Revolving Credit Facility (3M USD TERM SOFR+5.75%), 10.02% Cash, 5/13/2030	5/13/2024	-	-	-	0.0%
Gen4 Dental Partners Holdings, LLC (h)(i)	Dental Practice Management	Series A Preferred Units	2/8/2023	493,999	1,027,519	1,279,457	0.3%
Modis Dental Partners OpCo, LLC	Dental Practice Management	First Lien Term Loan (1M USD TERM SOFR+9.34%), 13.69% Cash, 4/18/2028	4/18/2023	7,000,000	6,945,319	7,038,500	1.7%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Modis Dental Partners OpCo, LLC	Dental Practice Management	Delayed Draw Term Loan (1M USD TERM SOFR+9.34%), 13.69% Cash, 4/18/2028	4/18/2023	13,000,000	12,876,266	13,071,500	3.3%
Modis Dental Partners OpCo, LLC (h)	Dental Practice Management	Class A Preferred Units	4/18/2023	3,200,000	3,200,000	3,983,552	1.0%
		Total Dental Practice Management			31,031,272	32,422,795	8.1%
Exigo, LLC (d)	Direct Selling Software	First Lien Term Loan (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	23,815,038	23,755,517	20,695,268	5.2%
Exigo, LLC (j)	Direct Selling Software	Revolving Credit Facility (1M USD TERM SOFR+6.25%), 10.62% Cash, 3/16/2027	3/16/2022	-	-	(81,875)	0.0%
Exigo, LLC (h), (i)	Direct Selling Software	Common Units	3/16/2022	1,041,667	1,041,667	-	0.0%
		Total Direct Selling Software			24,797,184	20,613,393	5.2%
C2 Educational Systems, Inc. (d)	Education Services	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.67% Cash, 11/30/2026	5/31/2017	23,000,000	23,000,000	22,839,000	5.8%
C2 Educational Systems, Inc. (h)	Education Services	Series A-1 Preferred Stock	5/18/2021	3,127	499,904	636,224	0.2%
Ready Education (d)	Education Software	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 8/5/2027	8/5/2022	32,000,000	31,875,991	31,936,000	8.1%
		Total Education Software			55,375,895	55,411,224	14.1%
Haystack Team Inc.	Employee Collaboration Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 9.17% Cash, 12/31/2030	12/31/2025	5,299,222	5,249,222	5,248,609	1.3%
Haystack Team Inc. (j)	Employee Collaboration Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 9.17% Cash, 12/31/2030	12/31/2025	-	-	-	0.0%
Haystack Team Inc. (h)	Employee Collaboration Software	Series A Preferred Stock	12/31/2025	$1,250,000	1,421,890	1,250,000	0.3%
		Total Employee Collaboration Software			6,671,112	6,498,609	1.6%
TG Pressure Washing Holdings, LLC (h)	Facilities Maintenance	Preferred Equity	8/12/2019	488,148	488,148	-	0.0%
		Total Facilities Maintenance			488,148	-	0.0%
GDS Software Holdings, LLC (d)	Financial Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2028	12/30/2021	28,713,926	28,655,242	28,713,926	7.2%
GDS Software Holdings, LLC (d)	Financial Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 12/30/2028	12/30/2021	3,286,073	3,253,213	3,286,073	0.8%
GDS Software Holdings, LLC (h)	Financial Services	Common Stock Class A Units	8/23/2018	250,000	250,000	251,765	0.1%
		Total Financial Services			32,158,455	32,251,764	8.1%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Inspect Point Holdings, LLC	Fire Inspection Business Software	First Lien Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	20,000,000	19,869,748	20,046,000	5.1%
Inspect Point Holdings, LLC (j)	Fire Inspection Business Software	Delayed Draw Term Loan (1M USD TERM SOFR+5.50%), 9.77% Cash, 07/19/2029	7/19/2023	-	-	-	0.0%
		Total Fire Inspection Business Software			19,869,748	20,046,000	5.1%
Stretch Zone Franchising, LLC (d)	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	16,228,726	16,154,267	15,504,925	3.9%
Stretch Zone Franchising, LLC	Health/Fitness Franchisor	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.17% Cash, 3/31/2028	3/31/2023	8,738,545	8,696,307	8,348,806	2.1%
Stretch Zone Franchising, LLC (h)	Health/Fitness Franchisor	Class A Units	3/31/2023	20,000	2,000,000	754,655	0.2%
		Total Health/Fitness Franchisor			26,850,574	24,608,386	6.2%
Alpha Aesthetics Partners OpCo, LLC (h)	Healthcare Services	Class A Preferred Units	3/20/2023	3,675,000	3,675,000	3,353,548	0.8%
ComForCare Health Care (d)	Healthcare Services	First Lien Term Loan (3M USD TERM SOFR+6.25%), 10.42% Cash, 12/31/2028	1/31/2017	90,000,000	89,652,007	90,000,000	22.7%
		Total Healthcare Services			93,327,007	93,353,548	23.5%
Procurement Partners, LLC	Healthcare Software	First Lien Term Loan (3M USD TERM SOFR+5.50%), 10.67% Cash, 12/31/2028	11/12/2020	35,125,000	35,098,620	35,125,000	8.9%
Procurement Partners, LLC	Healthcare Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.50%), 10.67% Cash, 12/31/2028	11/12/2020	10,300,000	10,309,993	10,300,000	2.6%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class A Units	11/12/2020	571,219	571,219	238,402	0.1%
Procurement Partners Holdings LLC (h)	Healthcare Software	Class AA Units	11/12/2020	220,385	30,994	60,670	0.0%
		Total Healthcare Software			46,010,826	45,724,072	11.6%
Granite Comfort, LP (d)	HVAC Services and Sales	First Lien Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$43,000,000	42,902,297	42,247,500	10.7%
Granite Comfort, LP (j)(d)	HVAC Services and Sales	Delayed Draw Term Loan (3M USD TERM SOFR+7.40%), 11.57% Cash, 5/16/2027	11/16/2020	$9,992,940	9,955,368	9,818,064	2.5%
		Total HVAC Services and Sales			52,857,665	52,065,564	13.2%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Vector Controls Holding Co., LLC (h)	Industrial Products	Warrants to Purchase Limited Liability Company Interests, Expires 11/30/2027	5/31/2015	329	-	8,604,501	2.2%
		Total Industrial Products			-	8,604,501	2.2%
AgencyBloc, LLC (d)	Insurance Software	First Lien Term Loan (1M USD TERM SOFR+6.31%), 12.03% Cash, 10/1/2029	10/1/2021	$17,436,477	17,398,618	17,450,426	4.4%
Panther ParentCo LLC (h)	Insurance Software	Class A Units	10/1/2021	2,500,000	2,500,000	5,866,373	1.5%
		Total Insurance Software			19,898,618	23,316,799	5.9%
Avantra	IT Services	First Lien Term Loan (3M USD TERM SOFR+7.97%), 12.14% Cash, 9/20/2029	9/19/2024	$17,000,000	16,854,905	16,938,800	4.3%
Maple Holdings Midco Limited (h)	IT Services	Class A Common Units	9/19/2024	2,000,000	2,000,000	2,333,016	0.6%
		Total IT Services			18,854,905	19,271,816	4.9%
Madison Logic, Inc. (d)(m)	Marketing Orchestration Software	First Lien Term Loan (1M USD TERM SOFR+7.00%), 11.37% Cash, 12/30/2028	12/30/2022	$19,091,720	18,942,898	16,791,168	4.2%
		Total Marketing Orchestration Software			18,942,898	16,791,168	4.2%
ARC Health OpCo LLC (h)	Mental Healthcare Services	Class A Preferred Units	8/5/2022	3,818,400	4,169,599	332,895	0.1%
		Total Mental Healthcare Services			4,169,599	332,895	0.1%
Chronus LLC	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.19% Cash, 8/26/2026	8/26/2021	$15,000,000	14,979,066	14,596,500	3.7%
Chronus LLC (d)	Mentoring Software	First Lien Term Loan (3M USD TERM SOFR+6.00%), 9.94% Cash, 8/26/2026	8/26/2021	$5,000,000	4,991,064	4,865,500	1.2%
Chronus LLC (h)	Mentoring Software	Series A Preferred Stock	8/26/2021	3,000	3,000,000	1,087,028	0.3%
		Total Mentoring Software			22,970,130	20,549,028	5.2%
Cloudpermit	Municipal Government Software	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$31,500,000	31,262,232	31,424,400	7.9%
Cloudpermit (j)	Municipal Government Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 9/5/2029	9/5/2024	$-	-	-	0.0%
Cloudpermit (h)	Municipal Government Software	Limited Partner Interests	9/5/2024	2,000	2,000,000	2,269,227	0.6%
		Total Municipal Government Software			33,262,232	33,693,627	8.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Emily Street Enterprises, L.L.C. (d)	Office Supplies	Senior Secured Note (3M USD TERM SOFR+6.75%), 11.00% Cash, 12/31/2028	12/28/2012	$5,300,000	5,288,924	5,313,250	1.3%
		Total Office Supplies			5,288,924	5,313,250	1.3%
Ludi, Inc. (j)	Physician Compensation Management Software	Revolving Credit Facility (3M USD TERM SOFR+5.00%), 8.67% Cash, 12/31/2030	2/17/2026	$1,400,000	1,375,000	1,375,000	0.3%
		Total Physician Compensation Management Software			1,375,000	1,375,000	0.3%
Breezeway Homes, Inc	Property Operations Management Software	First Lien Term Loan (3M USD TERM SOFR+6.63%), 10.30% Cash, 2/23/2031	2/23/2026	22,000,000	21,783,721	21,782,500	5.5%
Breezeway Homes, Inc (j)	Property Operations Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+6.63%), 10.30% Cash, 2/23/2031	2/23/2026	-	-	-	0.0%
Breezeway Homes, Inc (h)	Property Operations Management Software	Class A Common Units	2/23/2026	1,000,000	1,000,000	1,000,000	0.3%
		Total Property Operations Management Software			22,783,721	22,782,500	5.8%
Source 44 LLC	Product Compliance Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	3,000,000	2,965,873	2,973,750	0.8%
Source 44 LLC (j)	Product Compliance Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	1,500,000	1,486,911	1,486,875	0.4%
Source 44 LLC (j)	Product Compliance Software	Revolving Credit Facility (3M USD TERM SOFR+5.25%), 6.75% Cash, 10/17/2030	10/17/2025	-	-	-	0.0%
PG Source Investments, LLC (h)	Product Compliance Software	Series A Preferred Stock	10/17/2025	705	1,500,000	1,499,999	0.4%
		Total Product Compliance Software			5,952,784	5,960,624	1.6%
Buildout, Inc. (d)	Real Estate Services	First Lien Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2028	7/9/2020	$14,000,000	14,000,000	13,720,667	3.5%
Buildout, Inc.	Real Estate Services	Delayed Draw Term Loan (3M USD TERM SOFR+7.00%), 11.27% Cash, 9/30/2028	2/12/2021	$38,500,000	38,500,000	37,731,834	9.5%
Buildout, Inc. (h)(i)	Real Estate Services	Limited Partner Interests	7/9/2020	1,250	1,372,557	872,433	0.2%
		Total Real Estate Services			53,872,557	52,324,934	13.2%
Wellspring Worldwide Inc. (d)	Research Software	First Lien Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$9,372,000	9,323,366	9,372,000	2.4%
Wellspring Worldwide Inc.	Research Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.42%), 12.59% Cash, 2/28/2029	6/27/2022	$25,310,000	25,094,468	25,310,000	6.4%
Archimedes Parent LLC (h)	Research Software	Class A Common Units	6/27/2022	2,475,160	2,475,160	1,871,060	0.5%
		Total Research Software			36,892,994	36,553,060	9.3%
Angry Chickz, Inc.	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$7,900,000	7,860,500	7,860,500	2.0%
Angry Chickz, Inc. (j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.75%), 8.61% Cash, 10/9/2030	10/9/2025	$6,000,000	5,970,000	5,970,000	1.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
LFR Chicken LLC (d)	Restaurant	First Lien Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$22,000,000	21,882,824	21,903,200	5.5%
LFR Chicken LLC (d)(j)	Restaurant	Delayed Draw Term Loan (1M USD TERM SOFR+4.50%), 8.36% Cash, 11/26/2030	11/19/2021	$18,000,000	17,948,780	17,920,800	4.5%
LFR Chicken LLC (h)	Restaurant	Series B Preferred Units	11/19/2021	497,183	1,000,000	1,993,985	0.5%
		Total Restaurant			54,662,104	55,648,485	14.0%
SAI Systems Health, LLC	Revenue Cycle Management & Related Services	First Lien Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$28,000,000	27,825,000	27,825,000	7.0%
SAI Systems Health, LLC (j)	Revenue Cycle Management & Related Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.00%), 11.57% Cash, 11/24/2030	11/24/2025	$-	-	-	0.0%
SAI Systems Health Topco, LLC (h)	Revenue Cycle Management & Related Services	Class A Common Units	11/24/2025	350,000	350,000	350,000	0.1%
		Total Revenue Cycle Management & Related Services			28,175,000	28,175,000	7.1%
Avionte Holdings, LLC (h)	Staffing Services	Class A Units	1/8/2014	100,000	100,000	2,362,023	0.6%
		Total Staffing Services			100,000	2,362,023	0.6%
AIMCO 2025-24A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.10%), 10.27% Cash, 4/19/2038	4/30/2025	$1,500,000	1,500,000	1,530,603	0.4%
APID 2023-45A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.15%), 9.32% Cash, 7/26/2038	6/5/2025	$2,800,000	2,800,000	2,735,813	0.7%
APID 2017-28A DR (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 10/20/2038	7/25/2025	$2,500,000	2,500,000	2,470,738	0.6%
BGCLO 2025-13A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 10/23/2038	8/7/2025	$2,000,000	2,000,000	2,012,484	0.5%
BSP 2016-10A C2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/10/2025	$2,000,000	2,000,000	1,989,962	0.5%
BSP 2020-21A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.95%), 8.74% Cash, 1/15/2039	11/4/2025	$1,500,000	1,500,000	1,463,577	0.4%
BSP 2025-40A E (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/25/2038	5/22/2025	$3,000,000	3,000,000	3,026,652	0.8%
HLM 2025-26A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	7/18/2025	$2,000,000	2,000,000	1,949,386	0.5%
NMC CLO-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.91%), 11.08% Cash, 3/20/2038	4/17/2025	$1,000,000	980,000	1,026,088	0.3%
NMC CLO-7A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.00%), 9.17% Cash, 3/31/2038	3/13/2025	$1,000,000	1,000,000	976,321	0.2%
NMC CLO-5A ER (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.85%), 10.02% Cash, 7/20/2036	6/30/2025	$3,000,000	3,000,000	2,973,408	0.8%
NMC CLO-3A D2R (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 10/20/2038	8/4/2025	$2,250,000	2,250,000	2,158,945	0.5%
OAKC 2016-13A ER2 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 10/21/2037	4/10/2025	$1,000,000	976,250	989,690	0.2%
OAKC 2025-22A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.55%), 9.72% Cash, 7/20/2038	5/9/2025	$1,250,000	1,250,000	1,261,281	0.3%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
OAKC 2020-7A D2R2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.05%), 8.22% Cash, 7/19/2038	6/18/2025	$3,250,000	3,250,000	3,251,898	0.8%
OCP 2025-43A E (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.50%), 10.67% Cash, 7/20/2038	4/23/2025	$1,000,000	1,000,000	1,025,791	0.3%
OCP 2023-28A (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 7/16/2038	6/18/2025	$3,000,000	3,000,000	2,915,295	0.7%
OCP 2016-11A D2R3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/26/2038	6/26/2025	$1,500,000	1,500,000	1,510,355	0.3%
POST 2023-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+3.95%), 7.74% Cash, 10/20/2038	10/17/2025	$1,000,000	1,000,000	971,977	0.2%
REGT6 2016-1A ER3 (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.45%), 9.24% Cash, 10/20/2038	9/12/2025	$1,500,000	1,500,000	1,421,099	0.4%
REGT23 2021-1A D2R (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.00%), 7.79% Cash, 10/15/2038	10/30/2025	$2,000,000	2,000,000	1,978,886	0.5%
TREST 2017-1A ERR (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+5.95%), 10.12% Cash, 7/25/2037	3/7/2025	$1,250,000	1,257,125	1,262,855	0.3%
WBOX 2023-4A ER (a)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+6.48%), 10.65% Cash, 4/20/2036	4/10/2025	$3,500,000	3,470,645	3,501,505	0.9%
WBOX 2025-5A D2 (a)(d)	Structured Finance Securities	First Lien Term Loan (3M USD TERM SOFR+4.10%), 8.27% Cash, 7/20/2038	6/24/2025	$2,000,000	2,000,000	2,006,926	0.5%
		Total Structured Finance Securities			46,734,020	46,411,535	11.7%
StockIQ Technologies, LLC	Supply Chain Planning Software	First Lien Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash,3/26/2030	3/25/2025	$10,000,000	9,926,398	9,903,000	2.5%
StockIQ Technologies, LLC (j)	Supply Chain Planning Software	Delayed Draw Term Loan (3M USD TERM SOFR+5.25%), 9.42% Cash, 3/26/2030	3/25/2025	$1,600,000	1,587,257	1,584,480	0.4%
StockIQ Technologies, LLC (h)	Supply Chain Planning Software	Class A Units	3/25/2025	200,000	200,000	202,924	0.1%
		Total Supply Chain Planning Software			11,713,655	11,690,404	3.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Employer Direct Healthcare, LLC (Lantern)	Surgical Benefits Management	Second Lien Term Loan (3M USD TERM SOFR+7.25%), 10.92% Cash, 1/20/2031	1/20/2026	35,000,000	34,693,750	34,693,750	8.8%
		Total Surgical Benefits Management			34,693,750	34,693,750	8.8%
JDXpert	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$6,000,000	5,982,179	6,000,000	1.4%
JDXpert (d)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$1,000,000	996,525	1,000,000	0.3%
JDXpert (j)	Talent Acquisition Software	Delayed Draw Term Loan (3M USD TERM SOFR+8.50%), 12.93% Cash, 5/2/2027	5/2/2022	$500,000	497,964	500,000	0.1%
Jobvite, Inc. (d)	Talent Acquisition Software	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 8/5/2028	8/5/2022	$20,000,000	19,924,505	19,782,000	5.0%
		Total Talent Acquisition Software			27,401,173	27,282,000	6.8%
VetnCare MSO, LLC	Veterinary Services	Delayed Draw Term Loan (3M USD TERM SOFR+5.75%), 9.92% Cash, 5/12/2028	5/12/2023	$13,290,655	13,241,485	13,290,655	3.4%
		Total Veterinary Services			13,241,485	13,290,655	3.4%
Better Impact USA Inc.	Volunteer Program Management Software	First Lien Term Loan (3M USD TERM SOFR+4.75%), 8.42% Cash, 1/8/2031	1/8/2026	$12,000,000	11,910,000	11,910,000	3.0%
Better Impact USA Inc. (j)	Volunteer Program Management Software	Delayed Draw Term Loan (3M USD TERM SOFR+4.75%), 8.42% Cash, 1/8/2031	1/8/2026	$-	-	-	0.0%
Better Impact USA Inc. (h)	Volunteer Program Management Software	Preferred Units	1/8/2026	683,585	1,000,000	1,000,000	0.3%
		Total Volunteer Program Management Software			12,910,000	12,910,000	3.3%
Sub Total Non-control/Non-affiliate investments					1,011,840,007	1,016,247,566	256.5%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

Company(1)	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/ Number of Shares	Cost	Fair Value (c)	% of Net Assets
Affiliate investments - 13.4% (b)
ETU Holdings, Inc. (f)	Corporate Education Software	First Lien Term Loan (3M USD TERM SOFR+9.00%), 13.32% Cash, 8/18/2027	8/18/2022	$7,100,000	7,073,608	7,100,000	1.8%
ETU Holdings, Inc. (f)	Corporate Education Software	Second Lien Term Loan 15.00% PIK, 2/18/2028	8/18/2022	$8,273,053	8,251,291	8,013,279	2.0%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series B Preferred Units	11/21/2025	854,300	3,000,000	211,874	0.1%
ETU Holdings, Inc. (f)(h)	Corporate Education Software	Series C Preferred Units	11/21/2025	730,280	730,280	730,280	0.2%
		Total Corporate Education Software			19,055,179	16,055,433	4.1%
Axero Holdings, LLC (f)	Employee Collaboration Software	First Lien Term Loan 7.00% Cash, (3M USD TERM SOFR + 0.00%) PIK, 12/31/2027	6/30/2021	$16,986,167	16,975,661	17,028,632	4.3%
Axero Holdings, LLC (f)	Employee Collaboration Software	Delayed Draw Term Loan 4.50% Cash, (3M USD TERM SOFR + 2.50%) PIK, 12/31/2027	6/30/2021	$1,205,470	1,202,805	1,208,484	0.3%
Axero Holdings, LLC (f)(j)	Employee Collaboration Software	Revolving Credit Facility 7.00% Cash, (3M USD TERM SOFR + 0.00%) PIK, 12/31/2027	2/3/2022	$-	-	-	0.0%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series A Preferred Units	6/30/2021	2,055,609	2,055,609	4,193,442	1.1%
Axero Holdings, LLC (f)(h)	Employee Collaboration Software	Series B Preferred Units	6/30/2021	2,055,609	2,055,609	5,996,680	1.5%
		Total Employee Collaboration Software			22,289,684	28,427,238	7.2%
SmartAC.com, LLC (f)	HVAC Monitoring Devices	First Lien Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$5,117,298	5,084,330	5,100,700	1.3%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Delayed Draw Term Loan (3M USD TERM SOFR+7.50%), 11.67% Cash, 4/7/2030	4/7/2025	$-	-	-	0.0%
SmartAC.com, LLC (f)(j)	HVAC Monitoring Devices	Series A Preferred Units	4/7/2025	1,262,201	2,999,999	3,127,540	0.8%
		Total HVAC Monitoring Devices			8,084,329	8,228,240	2.1%
Sub Total Affiliate investments					49,429,192	52,710,911	13.4%
Control investments - 10.1% (b)
Zollege PBC (g)	Education Services	First Lien Term Loan 10.00%, 8/9/2027	5/11/2021	$1,576,966	1,576,966	1,370,304	0.3%
Zollege PBC (g)	Education Services	Delayed Draw Term Loan 10.00%, 8/9/2027	5/11/2021	$-	-	(196,575)	0.0%
Zollege PBC (h)(g)	Education Services	Common Stock	5/11/2021	7,731,294	558,799	10,874,923	2.7%
		Total Education Services			2,135,765	12,048,652	3.0%
Pepper Palace, Inc. (k)(g)	Specialty Food Retailer	First Lien Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$2,400,000	2,400,000	1,303,994	0.3%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Delayed Draw Term Loan 4.42% PIK, 12/31/2028	6/30/2021	$400,000	400,000	204,389	0.1%
Pepper Palace, Inc. (j)(k)(g)	Specialty Food Retailer	Revolving Credit Facility 4.42% PIK, 12/31/2028	6/30/2021	$1,000,000	1,000,000	530,528	0.1%
Pepper Palace, Inc. (h)(g)	Specialty Food Retailer	Class A Units	6/30/2021	100,000	138,561	-	0.0%
		Total Specialty Food Retailer			3,938,561	2,038,911	0.5%
Saratoga Investment Corp. CLO 2013-1, Ltd. (a)(e)(g)	Structured Finance Securities	Other/Structured Finance Securities 0.00%, 4/20/2033	1/22/2008	$111,000,000	14,408,784	-	0.0%
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note (a)(g)(k)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+10.00%), 14.43%, 4/20/2033	8/9/2021	$9,375,000	9,375,000	-	0.0%
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note (a)(g)	Structured Finance Securities	Other/Structured Finance Securities (3M USD TERM SOFR+7.35%), 11.14%, 10/20/2037	9/24/2025	$8,750,000	8,443,750	8,422,177	2.1%
		Total Structured Finance Securities			32,227,534	8,422,177	2.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(j)	Investment Fund	Unsecured Loan 10.00%, 10/20/2033	12/17/2021	$17,618,954	17,618,954	16,130,152	4.1%
Saratoga Senior Loan Fund I JV, LLC (a)(g)(n)	Investment Fund	Membership Interest	12/17/2021	19,197,861	19,197,861	1,535,443	0.4%
		Total Investment Fund			36,816,815	17,665,595	4.5%
Sub Total Control investments					75,118,675	40,175,335	10.1%
TOTAL INVESTMENTS - 280.0% (b)					$1,136,387,874	$1,109,133,812	280.0%

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts) - 5.4% (b)
Goldman Sachs Financial Square Government Fund (1)(2)	1,680,070	$1,680,070	$1,680,070	0.4%
Cash and cash equivalents	1,680,070	1,680,070	1,680,070	0.4%
Goldman Sachs Financial Square Government Fund (1)(2)	17,583,548	17,583,548	17,583,548	4.4%
Valley National Bank Business Money Market Fund (1)(3)	2,522,135	2,522,135	2,522,135	0.7%
Cash and cash equivalents, reserve accounts	20,105,683	20,105,683	20,105,683	5.1%
Total Money Market Funds (included in cash and cash equivalents and cash and cash equivalents, reserve accounts)	21,785,753	$21,785,753	$21,785,753	5.5%

(1)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended, and are restricted securities. Money market funds are valued at net asset value and are considered level 1 investments within the fair value hierarchy.

(2)	Current yield as of February 28, 2026, was approximately 3.59% on the Goldman Sachs Financial Square Government Fund.

(3)	Current yield as of February 28, 2026, was approximately 3.19% on the Valley National Bank Business Money Market Fund.

(a)	Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of February 2026, non-qualifying assets represent 7.0% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(b)	Percentages are based on net assets of $396,155,754 as of February 28, 2026.

(c)	Because there is no “readily available market quotations” (as defined in the 1940 Act) for these investments, the fair values of these investments were determined using significant unobservable inputs and approved in good faith by our board of directors. These investments have been included as Level 3 in the Fair Value Hierarchy (see Note 3 to the consolidated financial statements).

(d)	These securities are either fully or partially pledged as collateral under the Company’s senior secured revolving credit facility (see Note 8 to the consolidated financial statements).

(e)	This investment does not have a stated interest rate that is payable thereon. As a result, the 0.00% interest rate in the table above represents the effective interest rate currently earned on the investment cost and is based on the current cash interest and other income generated by the investment.

(f)	As defined in the 1940 Act, this portfolio company is an “affiliate” as we own between 5.0% and 25.0% of the outstanding voting securities. Transactions during the year ended February 28, 2026 in which the issuer was an affiliate are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-ons	Sales/ Paydowns	Total Interest from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Axero Holdings, LLC	$27,179,347	$-	$-	$2,017,402	$-	$-	$131,417	$28,427,238
ETU Holdings, Inc.	13,368,085	730,280.00	-	2,143,472	-	-	684,994	16,055,433
SmartAC.com, LLC	-	10,939,999	(2,882,702)	807,160	-	-	139,996	8,228,240
Total	$40,547,432	$11,670,279	$(2,882,702)	$4,968,034	$-	$-	$956,407	$52,710,911

Saratoga Investment Corp.

Consolidated Schedule of Investments

February 28, 2026

(g)	As defined in the 1940 Act, we “control” this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended February 28, 2026 in which the issuer was both an affiliate and a portfolio company that we control are as follows:

Company	Fair Value at the Beginning of Year	Purchases/ Add-Ons	Sales/ Paydowns	Total Interest from Investments	Total Dividends from Investments	Management Fee Income	Net Realized Gain (Loss) from Investments	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at End of Period
Netreo Holdings, LLC	$-	$-	$(638,355)	$-	$-	$-	$638,355	$-	$-
Pepper Palace, Inc.	1,547,000	1,000,000	-	-	-	-	-	(508,089)	2,038,911
Zollege PBC	3,937,150	-	-	115,928	-	-	-	8,192,362	12,048,652
Saratoga Investment Corp. CLO 2013-1, Ltd.	240,578	-	-	-	-	2,586,517	-	239,675	-
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E Note	12,250,000	-	(12,250,000)	1,762,122	-	-	-	(857,500)	-
Saratoga Investment Corp. CLO 2013-1, Ltd. Class F-2-R-3 Note	2,280,938	-	-	1,222,262	-	-	-	(2,280,938)	-
Saratoga Senior Loan Fund I JV, LLC	16,533,626	-	-	1,765,814	-	-	-	(403,474)	16,130,152
Saratoga Investment Corp. Senior Loan Fund 2022-1, Ltd. Class E-R Note	-	8,443,750	-	431,533	-	-	-	(21,573)	8,422,177
Saratoga Senior Loan Fund I JV, LLC	3,080,916	1,614,375	-	-	2,404,864	-	-	(3,159,849)	1,535,443
Total	$39,870,208	$11,058,125	$(12,888,355)	$5,297,659	$2,404,864	$2,586,517	$638,355	$1,200,614	$40,175,335

(h)	Non-income producing at February 28, 2026

(i)	Includes securities issued by an affiliate of the company.

(j)	All or a portion of this investment has an unfunded commitment as of February 28, 2026. (See Note 9 to the consolidated financial statements).

(k)	As of February 28, 2026, the investment was on non-accrual status. The fair value of these investments was approximately $2.0 million, which represented 0.2% of the Company’s portfolio (see Note 2 to the consolidated financial statements).

(l)	Included within cash and cash equivalents and cash and cash equivalents, reserve accounts in the Company’s consolidated statements of assets and liabilities as of February 28, 2026.

(m)	This investment elected to PIK 20% of accrued interest, with 80% of accrued interest payable in cash.

(n)	On September 24, 2025, the Company completed the first refinancing of SLF 2022. This refinancing, among other things, extended the SLF 2022’s investment period to October 2028. As part of this refinancing, the Company purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. The Company also paid $1.6 million of additional equity investment related to the refinancing to SLF JV. (See Note 5 to the consolidated financial statements).

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

August 31, 2026

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

The Company has established wholly owned subsidiaries, SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-PP, Inc., SIA-SGA, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-Vector, Inc., and SIA-YUMI, Inc., which are structured as Delaware entities that are treated as corporations for U.S. federal income tax purposes and are intended to facilitate its compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass through entities). These entities are consolidated for accounting purposes but are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expenses as a result of their ownership of portfolio companies.

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

On October 26, 2021, the Company and TJHA JV I LLC (“TJHA”) entered into a Limited Liability Company Agreement to co-manage Saratoga Senior Loan Fund I JV, LLC (“SLF JV”). SLF JV is under joint control and is not consolidated. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”), which is a wholly owned subsidiary of SLF JV. SLF 2022 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets. On October 28, 2022, SLF 2022 issued $402.1 million of debt (the “2022 JV CLO Notes”) through a collateralized loan obligation trust (the “JV CLO trust”). The 2022 JV CLO Notes were issued pursuant to an indenture, dated October 28, 2022 (the “JV Indenture”), with U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (the “Trustee”) serving as the trustee.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), are stated in U.S. Dollars and include the accounts of the Company and its wholly owned special purpose financing subsidiaries, SIF II, SIF III, SBIC II LP, SBIC III LP, SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-PP, Inc., SIA-SGA, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-Vector, Inc. and SIA-YUMI, Inc. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Saratoga Investment Corp. and its consolidated subsidiaries, except as stated otherwise.

The Company, SIF II, SIF III, SBIC II LP, and SBIC III LP are all considered to be investment companies for financial reporting purposes and have applied the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). There have been no changes to the Company, SIF II, SIF III, SBIC II LP, or SBIC III LP’s status as investment companies in accordance with ASC 946 during the three and six months ended August 31, 2026.

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

The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the consolidated statements of operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of total investment income (‘segment revenues’), and total expenses (‘total segment expenses’) and operating expenses (“segment operating expenses”), which are considered the key segment measures of profit or loss received by the CODM. The expense categories included in the Company’s consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. For the three months ended August 31, 2026 and August 31, 2025, operating expenses, which exclude interest and debt financing expenses, base management fees and incentive management fees expense (benefit), totaled $2.9 million and $2.5 million, respectively, and for the six months ended August 31, 2026 and August 31, 2025, totaled $5.6 million and $5.4 million, respectively.

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

As of August 31, 2026, the Company did not exceed any of these limitations.

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

The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, reserve accounts reported within the consolidated statements of assets and liabilities that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 31, 2026	February 28, 2026
Cash and cash equivalents	80,087,303	$1,680,070
Cash and cash equivalents, reserve accounts	15,786,427	20,105,683
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	$95,873,730	$21,785,753

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

The Company uses multiple techniques for determining fair value based on the nature of the investment and experience with those types of investments and specific portfolio companies. The selections of the valuation techniques and the inputs and assumptions used within those techniques often require subjective judgements and estimates. These techniques include market comparables, the Black-Scholes modeling, discounted cash flows and enterprise value waterfalls. Fair value is best expressed as a range of values from which the Company determines a single best estimate. The types of inputs and assumptions that may be considered in determining the range of values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, market yield trend analysis and volatility in future interest rates, call and put features, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flows and other relevant factors.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as a reduction in principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although management may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At August 31, 2026 our investment in one portfolio company and the Class F-2-R-3 Notes of the Saratoga CLO were on non-accrual status with a fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio. At February 28, 2026, our investment in one portfolio company and the Class F-2-R-3 Notes of the Saratoga CLO were on non-accrual status with a fair value of approximately $2.0 million, or 0.2% of the fair value of our portfolio.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statements of operations. During the fiscal year ended February 28, 2026, February 28, 2025 and February 29, 2024 the Company did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2022, 2023, 2024, 2025 and 2026 federal tax years for the Company remain subject to examination by the IRS. At August 31, 2026, and February 28, 2026, there were no uncertain tax positions. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

The following table presents fair value measurements of investments, by major class, as of August 31, 2026 (dollars in thousands), according to the fair value hierarchy:

	Fair Value Measurements			Valued Using Net Asset
	Level 1	Level 2	Level 3	Value*	Total
First lien term loans	$-	$-	$939,036	$-	$939,036
Second lien term loans	-	-	43,416	-	43,416
Unsecured term loans	-	-	15,469	-	15,469
Structured finance securities	-	62,147	8,324	-	70,471
Equity interests	-	-	77,706	4,092	81,798
Total	$-	$62,147	$1,083,951	$4,092	$1,150,190

*	The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV, or equivalent, as a practical expedient and thus has not been classified in the fair value hierarchy. The Company’s unsecured loan investment in SLF JV is based on a discounted cash flow valuation technique.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended August 31, 2026 (dollars in thousands):

	First lien term loans	Second lien term loans	Unsecured term loans	Structured finance securities	Equity interests	Total
Balance as of February 28, 2026	$910,991	$42,707	$16,130	$8,422	$82,937	$1,061,187
Payment-in-kind and other adjustments to cost	753	636	-	-	-	1,389
Net accretion of discount on investments	1,256	45	-	-	-	1,301
Net change in unrealized appreciation (depreciation) on investments	(25,677)	28	(661)	(98)	(8,080)	(34,488)
Purchases	127,526	-	-	-	7,565	135,091
Sales and repayments	(75,813)	-	-	-	(6,829)	(82,642)
Net realized gain (loss) from investments	-	-	-	-	2,113	2,113
Balance as of August 31, 2026	$939,036	$43,416	$15,469	$8,324	$77,706	$1,083,951
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period	$(25,970)	$28	$(661)	$138	$(7,533)	$(33,998)

Purchases, PIK and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK interests.

Sales and repayments represent net proceeds received from investments sold and principal paydowns received during the period.

Transfers and restructurings, if any, are recognized at the beginning of the period in which they occur. There were no transfers or restructurings in or out of Levels 1, 2, or 3 during the six months ended August 31, 2026.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of August 31, 2026 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$939,036	Market Comparables	Market Yield (%)	8.3% - 25.2%	11.2%
			Revenue Multiples (x)	0.0x - 1.1x	1.1x
			Third-party Bid (x)	3.7x	3.7x
Second lien term loans	43,416	Market Comparables	Market Yield (%)	11.0% - 20.1%	12.7%
Unsecured term loans	15,469	Discounted Cash Flow	Discount Rate (%)	10.8%	10.8%
Structured finance securities	8,324	Discounted Cash Flow	Discount Rate (%)	9.0% - 70.0%	11.1%
			Recovery Rate (%)	70.0%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	77,706	Market Comparables	Market Yield (%)	22.8%	0.1%
		Enterprise Value Waterfall	Revenue Multiples (x)	0.0x - 7.7x	5.1x
		Black-Scholes Modeling	Volatility (%)	40.0%	40.0%
			EBITDA Multiples (x)	4.8x - 29.6x	9.5x
Total	$1,083,951

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of February 28, 2026 were as follows (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*
First lien term loans	$910,991	Market Comparables	Market Yield (%)	8.3% - 30.9%	11.1%
			EBITDA Multiples (x)	12.1x	12.1x
Second lien term loans	42,707	Market Comparables	Market Yield (%)	11.1% - 16.9%	12.2%
Unsecured term loans	16,130	Discounted Cash Flow	Discount Rate (%)	10.0%	10.0%
Structured finance securities	8,422	Discounted Cash Flow	Discount Rate (%)	8.50% - 70.0%	10.9%
			Recovery Rate (%)	70%	70.0%
			Prepayment Rate (%)	20.0%	20.0%
Equity interests	82,937	Market Comparables	Market Yield (%)	13.5%	0.1%
		Enterprise Value Waterfall	Revenue Multiples (x)	0.1x - 8.2x	6.0x
		Black-Scholes Modeling	Volatility (%)	38.7%	38.7%
			EBITDA Multiple (x)	0.5x - 20.0x	9.4x
Total	$1,061,187

*	The weighted average in the table above is calculated based on each investment’s fair value weighting, using the applicable unobservable input.

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

The composition of our investments as of August 31, 2026 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$974,151	80.5%	$939,035	81.7%
Second lien term loans	43,626	3.6	43,416	3.8
Unsecured term loans	17,619	1.5	15,469	1.3
Structured finance securities	94,408	7.8	70,472	6.1
Equity interests	79,282	6.6	81,798	7.1
Total	$1,209,086	100.0%	$1,150,190	100.0%

The composition of our investments as of February 28, 2026 at amortized cost and fair value was as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First lien term loans	$920,429	81.0%	$910,991	82.1%
Second lien term loans	42,945	3.8	42,707	3.9
Unsecured term loans	17,619	1.6	16,130	1.5
Structured finance securities	78,962	6.9	54,834	4.9
Equity interests	76,433	6.7	84,472	7.6
Total	$1,136,388	100.0%	$1,109,134	100.0%

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

The Company’s investments in Saratoga CLO and SLF 2022 are carried at fair value, which is based on a discounted cash flow valuation technique that utilizes prepayment, re-investment and loss inputs based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for equity interests in collateralized loan obligation funds similar to Saratoga CLO and SLF 2022, when available, as determined by the Manager and recommended to the Company’s board of directors. Specifically, the Company uses Intex cash flows, or an appropriate substitute, to form the basis for the valuation of the investment in Saratoga CLO and SLF 2022. The cash flows use a set of inputs including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated valuations. The inputs are based on available market data and projections provided by third parties as well as management estimates. The Company ran Intex models based on inputs about the refinanced Saratoga CLO’s structure and the SLF 2022 structure, including capital structure, cost of liabilities and reinvestment period. The Company uses the output from the Intex models (i.e., the estimated cash flows) to perform a discounted cash flow analysis on expected future cash flows to determine a valuation for our investments in Saratoga CLO and SLF 2022 at August 31, 2026. The inputs at August 31, 2026 for the valuation model include:

●	Default rate: 2.0%

●	Recovery rate: 70%

●	Discount rate: 9.00%–70.0%

●	Prepayment rate: 20.0%

●	Reinvestment rate / price: S+365bps / $99.00

The Company’s equity investment in SLF JV is measured using the proportionate share of the NAV of SLF JV, or equivalent, as a practical expedient.

Investment Concentration

Set forth is a brief description of each portfolio company in which the fair value of the Company’s investment represents greater than 5% of the Company’s total assets as of August 31, 2026, excluding Saratoga CLO, SLF JV and SLF 2022 (see Note 4. Investment in Saratoga CLO and Note 5. Investment in SLF JV for more information on Saratoga CLO, SLF JV and SLF 2022, respectively). As of August 31, 2026, our current total investments in SAAS companies was $516.2 million, or 44.9% of total investments at fair value.

ComForCare Health Care

ComForCare Health Care is a franchisor that provides home care services allowing elderly, physically handicapped, and injured people to live at home. The Company began franchising the concept in 2001, which has grown domestically to include 201 territories in 34 states.

Artemis Wax Corp.

Artemis Wax Corp. is a U.S. based retail aggregator of European Wax Center (“EWC”) franchise locations with a concentration in the northeast. Founded in 2004, EWC is the largest U.S. body waxing national chain with more than 800 locations across the country.

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

For the three months ended August 31, 2026 and August 31, 2025, the Company accrued management fee income of $0.1 million and $0.7 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the Saratoga CLO.

For the six months ended August 31, 2026 and August 31, 2025, the Company accrued management fee income of $0.6 million and $1.4 million, respectively, and interest income of $0.0 million and $0.0 million, respectively, from the Saratoga CLO.

As of August 31, 2026, the Company determined that the fair value of its investment in the subordinated notes of Saratoga CLO was $0.0 million. As of August 31, 2026, the fair value of its investment in the Class F-2-R-3 Notes of Saratoga CLO was $0.0 million. As of August 31, 2026, Saratoga CLO had investments with a principal balance of $337.5 million and a weighted average spread over SOFR of 3.5% and had debt with a principal balance of $347.9 million with a weighted average spread over SOFR of 2.9%. As of August 31, 2026, the present value of the projected future cash flows of the subordinated notes was approximately $0.0 million, using a 70.0% discount rate. The Company’s total investment in the subordinated notes of Saratoga CLO is $57.8 million, which consists of additional investments of $30.0 million in January 2008, $13.8 million in December 2018 and $14.0 million in February 2021; to date, the Company has received distributions of $92.2 million, management fees of $41.5 million and incentive fees of $1.2 million.

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

Below is certain financial information from the separate unaudited financial statements of Saratoga CLO as of August 31, 2026 and February 28, 2026, and for the three and six months ended August 31, 2026 and August 31, 2025.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Assets and Liabilities

	August 31, 2026	February 28, 2026
	(unaudited)
ASSETS
Investments at fair value
Loans at fair value (amortized cost of $331,419,496 and $381,488,638, respectively)	$306,272,584	$353,285,019
Equities at fair value (amortized cost of $2,023,524 and $1,324,217, respectively)	871,838	831,552
Total investments at fair value (amortized cost of $333,443,020 and $382,812,855, respectively)	307,144,422	354,116,571
Cash and cash equivalents	15,713,681	22,319,387
Receivable from open trades	7,078,372	10,432,424
Interest receivable (net of reserve of $836,267 and $817,651, respectively)	1,771,735	2,115,446
Due from affiliate (See Note 7)	1,591	1,591
Prepaid expenses and other assets	672,419	596,520
Total assets	$332,382,220	$389,581,939

LIABILITIES
Interest payable	$2,417,782	$2,852,957
Accrued base management fee	42,880	49,944
Accrued subordinated management fee	186,270	199,776
Accounts payable and accrued expenses	836,420	568,796
Saratoga Investment Corp. CLO 2013-1, Ltd. Notes:
Class A-1-R-4 Senior Secured Floating Rate Notes	94,384,987	156,828,563
Class A-2-R-4 Senior Secured Floating Rate Notes	65,000,000	65,000,000
Class B-FL-R-3 Senior Secured Floating Rate Notes	60,500,000	60,500,000
Class B-FXD-R-3 Senior Secured Fixed Rate Notes	11,000,000	11,000,000
Class C-FL-R-3 Deferrable Mezzanine Floating Rate Notes	26,000,000	26,000,000
Class C-FXD-R-3 Deferrable Mezzanine Fixed Rate Notes	6,500,000	6,500,000
Class D-R-3 Deferrable Mezzanine Floating Rate Notes	39,000,000	39,000,000
Discount on Class D-R-3 Notes	(159,833)	(171,966)
Class E-R-3 Deferrable Mezzanine Floating Rate Notes	27,625,000	27,625,000
Discount on Class E-R-3 Notes	(1,660,489)	(1,786,533)
Class F-1-R-3 Notes Deferrable Junior Floating Rate Notes	8,500,000	8,500,000
Class F-2-R-3 Notes Deferrable Junior Floating Rate Notes	9,375,000	9,375,000
Deferred debt financing costs	(1,006,945)	(1,081,116)
Subordinated Notes	111,000,000	111,000,000
Discount on Subordinated Notes	(26,262,412)	(28,255,929)
Total liabilities	433,278,660	493,704,492

Commitments and contingencies

NET ASSETS
Ordinary equity, par value $1.00, 250 ordinary shares authorized, 250 and 250 common shares issued and outstanding, respectively	250	250
Total distributable earnings (loss)	(100,896,690)	(104,122,803)
Total net deficit	(100,896,440)	(104,122,553)
Total liabilities and net assets	$332,382,220	$389,581,939

See accompanying notes to financial statements.

Saratoga Investment Corp. CLO 2013-1, Ltd.

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
INVESTMENT INCOME
Total interest from investments	$7,245,137	$10,546,800	$15,994,162	$21,960,657
Interest from cash and cash equivalents	147,372	222,520	345,081	430,629
Other income	1,136,604	104,263	1,179,653	110,122
Total investment income	8,529,113	10,873,583	17,518,896	22,501,408

EXPENSES
Interest and debt financing expenses	6,800,240	9,652,379	14,275,927	19,596,740
Base management fee	101,090	126,689	210,088	273,761
Subordinated management fee	-	536,943	435,991	1,095,046
Professional fees	212,411	(14,059)	292,795	174,066
Trustee expenses	-	47,403	40,030	96,263
Other expense	126,781	89,347	221,479	225,823
Total expenses	7,240,522	10,438,702	15,476,310	21,461,699
NET INVESTMENT INCOME (LOSS)	1,288,591	434,881	2,042,586	1,039,709

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss from investments	(669,414)	(6,389,175)	(1,214,159)	(8,456,051)
Net change in unrealized depreciation on investments	1,062,018	6,769,038	2,397,686	1,746,629
Net realized and unrealized gain (loss) on investments	392,604	379,863	1,183,527	(6,709,422)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,681,195	$814,744	$3,226,113	$(5,669,713)

See accompanying notes to financial statements

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ALTISOURCE PORTFOLIO SOL	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						37,028	$216,246	$215,505
ALTISOURCE PORTFOLIO - 29C	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						7,917	-	1,504
ALTISOURCE PORTFOLIO - 30	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						7,917	-	2,138
Altisource Portfolio Solutions - CS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,735	188
Altisource Portfolio Solutions - NS Warrant	Banking, Finance, Insurance & Real Estate	Warrants	Equity						990	3,129	267
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Equity Interests	Equity						54,864	54,864	-
Instant Brands Litigation Trust	Consumer Goods: Durable	Equity Interests	Equity						177,877	96,773	530,254
Isagenix International, LLC	Beverage, Food & Tobacco	Common Stock	Equity						86,398	-	-
JP Intermediate B, LLC	Consumer goods: Non-durable	Common Stock	Equity						9,319	-	-
Lakeland Tours LLC Litigation C/S	Hotel, Gaming & Leisure	Common Stock	Equity						38,169	614,196	382
Resolute Investment Managers (American Beacon), Inc.	Banking, Finance, Insurance & Real Estate	Common Stock	Equity						24,320	1,034,581	121,600
1011778 B.C Unltd Liability Co	Beverage, Food & Tobacco	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	9/20/2030	$1,354,209	1,341,883	1,353,965
19TH HOLDINGS GOLF, LLC	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	3.00%	0.50%	6.75%	2/7/2029	2,410,863	2,363,838	2,419,157
888 Acquisitions Limited	Hotel, Gaming & Leisure	Term Loan B	Loan	6M USD SOFR+	5.25%	0.00%	9.02%	7/8/2028	2,990,096	2,850,177	2,975,146
Agiliti Health Inc.	Healthcare & Pharmaceuticals	Term Loan B (03/23)	Loan	6M USD SOFR+	3.00%	0.00%	6.75%	5/1/2030	2,121,425	2,111,625	2,056,891
AHEAD DB Holdings, LLC	Services: Business	Term Loan B3 (07/24)	Loan	3M USD SOFR+	2.50%	0.75%	6.23%	2/1/2031	2,849,260	2,805,059	2,842,137
Air Canada	Transportation: Consumer	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	5.57%	3/21/2031	977,513	975,888	975,314
AlixPartners, LLP	Banking, Finance, Insurance & Real Estate	Term Loan (08/25)	Loan	1M USD SOFR+	2.00%	0.00%	5.69%	8/12/2032	238,177	238,177	237,841
Allen Media, LLC	Media: Diversified & Production	Term Loan (7/21)	Loan	3M USD SOFR+	5.50%	0.00%	9.38%	2/10/2027	4,236,033	4,234,300	3,119,839
Alliant Holdings Intermediate, LLC	Banking, Finance, Insurance & Real Estate	Term Loan (8/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	9/19/2031	785,096	785,096	783,094
Alterra Mountain Company (Intrawest Resort Holdings)	Hotel, Gaming & Leisure	Term Loan B8 (07/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	5/31/2030	246,267	246,267	246,883
Altisource Solutions S.a r.l.	Banking, Finance, Insurance & Real Estate	Term Loan (Specified) B	Loan	3M USD SOFR+	6.50%	3.50%	10.33%	2/20/2029	493,745	485,679	493,745
Altium Packaging LLC	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	6/11/2031	475,300	474,539	461,835
American Axle & Manufacturing Inc.	Automotive	Term Loan (12/22)	Loan	1M USD SOFR+	3.00%	0.50%	6.64%	12/13/2029	477,500	469,793	478,842
Amynta Agency Borrower Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	12/29/2031	3,381,558	3,329,640	3,384,466
APEX GROUP TREASURY LLC	Banking, Finance, Insurance & Real Estate	Term Loan (2/25)	Loan	3M USD SOFR+	3.50%	0.00%	7.26%	2/27/2032	483,912	466,614	460,254
Aramark Services, Inc.	Services: Consumer	Term Loan B-10 (12/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	6/24/2030	2,178,778	2,160,579	2,182,874
Aramark Services, Inc.	Services: Consumer	Term Loan (08/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.48%	4/6/2028	1,513,631	1,511,914	1,514,388

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
ARCIS GOLF LLC	Services: Consumer	term loan	Loan	3M USD SOFR+	2.50%	0.00%	6.26%	8/5/2033	487,240	484,960	487,698
Aretec Group, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	3.00%	0.00%	6.69%	8/9/2030	2,590,210	2,580,380	2,592,567
Ascensus Group Holdings, Inc	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	3.00%	0.00%	6.69%	11/24/2032	489,615	487,141	482,476
Aspire Bakeries Holdings, LLC	Beverage, Food & Tobacco	Term Loan (12/25)	Loan	1M USD SOFR+	3.00%	0.00%	6.69%	12/23/2030	884,329	877,696	888,016
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B10	Loan	3M USD SOFR+	4.00%	0.00%	7.92%	8/19/2028	1,905,933	1,868,241	1,907,363
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B12	Loan	3M USD SOFR+	4.25%	0.00%	8.07%	9/19/2030	2,868,387	2,866,037	2,841,510
ATHENAHEALTH GROUP INC.	Healthcare & Pharmaceuticals	Athenahealth 4/26 Term Loan B	Loan	1M USD SOFR+	3.25%	0.50%	6.94%	2/16/2032	1,290,761	1,282,605	1,289,380
Avolon TLB Borrower 1 (US) LLC	Capital Equipment	Term Loan B6	Loan	1M USD SOFR+	1.75%	0.00%	5.40%	6/22/2030	1,450,533	1,425,358	1,453,463
Axalta Coating Systems US Holdings	Chemicals, Plastics, & Rubber	Term Loan B (11/24)	Loan	3M USD SOFR+	1.75%	0.50%	5.48%	12/20/2029	670,782	667,354	670,903
B&G Foods, Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.00%	7.19%	10/10/2029	524,283	523,212	515,763
Baldwin Insurance Group Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B2	Loan	1M USD SOFR+	2.50%	0.00%	6.14%	5/27/2031	1,615,757	1,608,167	1,595,560
Belfor Holdings Inc.	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.75%	0.50%	6.44%	11/1/2030	1,379,273	1,370,342	1,382,722
Bengal Debt Merger Sub LLC (c)	Beverage, Food & Tobacco	Third Out Term Loan	Loan	3M USD SOFR+	1.00%	0.50%	4.83%	1/24/2030	413,076	191,766	155,729
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	1/22/2031	1,404,347	1,402,218	1,407,226
Bombardier Recreational Products, Inc.	Consumer goods: Durable	Term Loan B3	Loan	1M USD SOFR+	2.25%	0.50%	5.94%	12/13/2029	481,462	474,943	482,487
Boxer Parent Company, Inc.	High Tech Industries	Term Loan	Loan	3M USD SOFR+	2.75%	0.00%	6.51%	7/30/2031	994,604	991,476	941,243
BroadStreet Partners, Inc.	Banking, Finance, Insurance & Real Estate	Term Loan B-4	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	6/13/2031	2,856,004	2,854,803	2,811,736
Brookfield WEC Holdings Inc.	Energy: Electricity	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	5.71%	1/27/2031	1,418,735	1,418,735	1,418,508
Brookfield Property REIT Inc.	Banking, Finance, Insurance & Real Estate	GGP/Brookfield Retail 4/26 Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	6.69%	5/28/2030	1,721,912	1,755,487	1,721,379
BROWN GROUP HOLDING, LLC	Aerospace & Defense	Term Loan B-2	Loan	3M USD SOFR+	2.25%	0.00%	6.01%	7/1/2031	485,143	477,591	486,880
Buckeye Partners, L.P.	Utilities: Oil & Gas	Term Loan B-7 (10/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	11/22/2032	1,130,560	1,128,644	1,132,968
BW Gas & Convenience Holdings LLC	Beverage, Food & Tobacco	Term Loan B	Loan	1M USD SOFR+	3.50%	0.50%	7.30%	3/31/2028	2,375,000	2,368,436	2,380,938
Camping World, Inc.	Retail	Term Loan B (5/21)	Loan	1M USD SOFR+	2.50%	0.75%	6.30%	6/5/2028	2,337,859	2,257,339	2,255,403
CAPSTONE BORROWER INC	Services: Business	Term Loan B	Loan	3M USD SOFR+	2.75%	0.00%	6.48%	6/17/2030	859,579	851,803	846,840

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
CareerBuilder, LLC (c)	Services: Business	Term Loan B3	Loan	1M USD SOFR+	2.50%	0.00%	6.58%	7/31/2026	-	597,917	-
Castle US Holding Corporation	Media: Advertising, Printing & Publishing	Term Loan B1	Loan	3M USD SOFR+	4.25%	0.00%	8.33%	5/31/2030	1,730,489	1,263,033	844,911
CCC Intelligent Solutions Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	5.69%	1/23/2032	239,003	238,865	238,525
CCRR Parent, Inc.	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	5.25%	0.75%	9.02%	5/27/2032	650,351	396,270	453,295
CDK GLOBAL, INC.	High Tech Industries	Term Loan B (05/24)	Loan	3M USD SOFR+	3.25%	0.00%	6.98%	7/6/2029	975,131	960,745	489,194
Charlotte Buyer, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.50%	0.50%	8.14%	6/30/2031	1,455,384	1,406,190	1,458,615
Chemours Company, (The)	Chemicals, Plastics, & Rubber	Term Loan B4 (10/25)	Loan	1M USD SOFR+	3.50%	0.00%	7.19%	10/15/2032	2,339,963	2,316,926	2,345,088
Churchill Downs Incorporated	Hotel, Gaming & Leisure	Term Loan B1 (3/21)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	3/17/2028	473,750	473,596	472,566
CIMPRESS PUBLIC LIMITED COMPANY	Media: Advertising, Printing & Publishing	Term Loan B (5/26)	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	5/19/2033	1,911,084	1,877,557	1,914,677
Clarios Global LP	Automotive	Term Loan B (07/24)	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	5/6/2030	963,856	961,218	966,506
Cloud Software Group Inc	High Tech Industries	Term Loan B	Loan	3M USD SOFR+	3.25%	0.00%	6.98%	3/21/2031	492,525	492,341	469,992
CLYDESDALE ACQUISITION HOLDINGS, INC.	Containers, Packaging & Glass	Term Loan B	Loan	1M USD SOFR+	3.18%	0.50%	6.86%	4/13/2029	1,220,000	1,206,224	1,217,633
Connect Finco SARL	Telecommunications	Term Loan B (03/24)	Loan	1M USD SOFR+	4.50%	0.50%	8.19%	9/27/2029	2,822,531	2,777,400	2,837,716
Corelogic, Inc.	Services: Business	Term Loan B (07/26)	Loan	1M USD SOFR+	4.25%	0.00%	7.94%	7/25/2031	2,381,250	2,378,595	2,331,387
Creative Artists Agency, LLC	Media: Diversified & Production	Term Loan B (7/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	10/1/2031	1,556,452	1,550,009	1,558,787
CROCS INC	Consumer goods: Durable	Term Loan B (01/24)	Loan	1M USD SOFR+	2.25%	0.50%	5.94%	2/19/2029	750,000	737,265	753,345
Cross Financial Corp	Banking, Finance, Insurance & Real Estate	Term Loan B4 (07/25)	Loan	1M USD SOFR+	2.75%	0.00%	6.44%	10/31/2031	479,017	478,303	465,844
Crown Subsea Communications Holding, Inc.	Construction & Building	Term Loan B (01/26)	Loan	1M USD SOFR+	3.00%	0.75%	6.69%	1/30/2031	2,376,000	2,359,968	2,388,617
Dave & Buster's Inc.	Hotel, Gaming & Leisure	Term Loan B (1/24)	Loan	3M USD SOFR+	3.25%	0.50%	7.06%	6/29/2029	762,038	743,396	624,711
Delek US Holdings, Inc.	Utilities: Oil & Gas	Term Loan B (5/26)	Loan	1M USD SOFR+	3.00%	0.50%	6.73%	5/17/2032	4,831,579	4,773,499	4,847,668
Derby Buyer LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	6.39%	11/1/2030	611,015	605,056	614,071
DexKo Global, Inc. (Dragon Merger) (c)	Automotive	Dexko Global 3/26 (USD) Term Loan B	Loan	3M USD SOFR+	4.50%	0.00%	8.32%	10/3/2031	967,200	965,979	932,623
DIRECTV FINANCING, LLC	Media: Broadcasting & Subscription	Term Loan B (07/26)	Loan	3M USD SOFR+	4.50%	0.75%	8.32%	8/2/2029	2,472,250	2,463,608	2,487,899
DISCOVERY PURCHASER CORPORATION	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	3.75%	0.50%	7.48%	10/4/2029	1,451,947	1,391,117	1,445,239
DOMTAR CORPORATION	Forest Products & Paper	Term Loan 9/21	Loan	1M USD SOFR+	5.50%	0.75%	9.35%	11/30/2028	2,812,589	2,786,990	2,253,587
DRI HOLDING INC.	Media: Advertising, Printing & Publishing	Term Loan (12/21)	Loan	3M USD SOFR+	5.25%	0.50%	9.22%	12/15/2028	3,832,400	3,766,484	3,640,780

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
DRW Holdings, LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (06/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.19%	6/26/2031	6,178,900	6,161,542	6,007,065
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.19%	1/31/2030	1,704,673	1,704,673	1,706,275
DTZ U.S. Borrower, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	2.25%	0.50%	5.94%	6/13/2033	932,250	918,038	932,250
Dye & Durham Corporation	Services: Business	Term Loan B (04/24)	Loan	3M USD SOFR+	4.25%	1.00%	8.08%	4/11/2031	1,299,175	1,285,157	608,442
EAB Global, Inc.	Services: Business	Term Loan (08/21)	Loan	1M USD SOFR+	3.00%	0.50%	6.69%	8/16/2030	955,506	954,426	842,938
Echo Global Logistics, Inc.	Services: Business	Term Loan	Loan	1M USD SOFR+	3.75%	0.50%	7.58%	11/23/2028	1,915,000	1,915,000	1,874,306
Embecta Corp	Healthcare & Pharmaceuticals	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	6.73%	3/30/2029	2,123,456	2,101,999	1,805,999
Emrld Borrower LP	Capital Equipment	Term Loan B (04/23)	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	5/31/2030	975,150	972,443	977,461
Endo Finance Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	3.75%	0.50%	7.44%	4/23/2031	1,965,000	1,950,799	1,969,087
Entain Holdings (Gibraltar) Limited	Hotel, Gaming & Leisure	Term Loan B6	Loan	3M USD SOFR+	2.25%	0.00%	5.98%	10/31/2029	1,457,889	1,449,353	1,457,175
Equiniti Group PLC	Services: Business	Term Loan	Loan	6M USD SOFR+	3.75%	0.50%	7.60%	12/10/2031	955,554	951,097	954,656
Evertec Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/23)	Loan	1M USD SOFR+	2.25%	0.50%	5.94%	10/30/2030	1,125,000	1,113,898	1,123,594
Examworks Bidco Inc	Healthcare & Pharmaceuticals	ExamWorks/Electron 1/26 TL	Loan	1M USD SOFR+	2.50%	0.50%	6.19%	2/6/2033	483,844	483,281	485,576
Fiesta Purchaser, Inc.	Beverage, Food & Tobacco	Second Refinancing Term Loan (8/25)	Loan	1M USD SOFR+	2.75%	0.00%	6.44%	2/12/2031	490,059	486,739	485,159
Finco I LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (07/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	6/27/2029	2,760,723	2,760,133	2,759,950
First Brands Group, LLC (b) (c)	Automotive	1st Lien Term Loan (3/21)	Loan	1M USD SOFR+	0.00%	1.00%	3.71%	3/30/2027	57,237	57,154	27
First Brands Group, LLC (b) (c)	Automotive	1st Lien Term Loan (3/21)	Loan	1M USD SOFR+	0.00%	1.00%	0.00%	3/30/2027	1,346,904	40,386	242
First Brands Group, LLC (b) (c)	Automotive	New Money DIP Term Loan A (10/25)	Loan	1M USD SOFR+	0.00%	1.00%	0.00%	7/31/2026	1,581,855	1,581,916	224,101
First Brands Group, LLC (b) (c)	Automotive	Roll-Up DIP Term Loan B (10/25)	Loan	1M USD SOFR+	0.00%	1.00%	0.00%	7/31/2026	3,569,559	3,569,559	214
First Student Bidco Inc.	Transportation: Consumer	Term Loan	Loan	3M USD SOFR+	2.25%	0.00%	5.98%	8/15/2030	781,647	779,611	781,647
Fitness International, LLC (LA Fitness)	Services: Consumer	Term Loan B (1/24)	Loan	1M USD SOFR+	4.50%	1.00%	8.19%	2/5/2029	1,173,000	1,154,031	1,175,346
Flutter Financing B.V.	Hotel, Gaming & Leisure	Term Loan	Loan	3M USD SOFR+	1.75%	0.50%	5.48%	11/29/2030	3,656,250	3,650,226	3,580,090
Franklin Square Holdings, L.P.	Banking, Finance, Insurance & Real Estate	Term Loan B (04/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	4/25/2031	4,167,422	4,165,101	3,959,051
Froneri International (R&R Ice Cream)	Beverage, Food & Tobacco	Term Loan B4 (10/24)	Loan	6M USD SOFR+	2.25%	0.00%	6.20%	9/30/2031	1,891,063	1,891,894	1,881,607
Garrett LX III S.a r.l.	Automotive	Term Loan (1/25)	Loan	3M USD SOFR+	1.75%	0.50%	5.57%	1/30/2032	1,223,319	1,221,273	1,221,276
Genesee & Wyoming, Inc.	Transportation: Cargo	Term Loan B (03/24)	Loan	3M USD SOFR+	1.75%	0.00%	5.48%	4/10/2031	1,473,750	1,468,574	1,471,687
GIP Pilot Acquisition Partners, L.P.	Energy: Oil & Gas	GIP Pilot 5/26 Cov-Lite	Loan	3M USD SOFR+	2.00%	0.00%	5.72%	5/19/2033	301,391	299,770	302,144
Global Tel*Link Corporation	Telecommunications	Term Loan (6/24)	Loan	1M USD SOFR+	7.50%	3.00%	11.19%	7/31/2029	4,693,780	4,645,832	4,740,718

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Go Daddy Operating Company, LLC	High Tech Industries	Term Loan B7	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	5/30/2031	926,057	926,057	913,129
GOLDEN WEST PACKAGING GROUP LLC (c)	Forest Products & Paper	Term Loan B1 (06/25)	Loan	3M USD SOFR+	5.25%	0.75%	9.33%	6/27/2031	1,750,000	1,744,741	1,102,500
GOTO GROUP, INC.	High Tech Industries	Second-Out Term Loan (02/24)	Loan	3M USD SOFR+	4.75%	0.00%	8.69%	4/28/2028	1,693,820	1,656,614	441,105
Great Outdoors Group, LLC	Retail	Term Loan (1/25)	Loan	1M USD SOFR+	3.25%	0.75%	6.94%	1/20/2032	945,840	944,458	949,557
Grosvenor Capital Management Holdings, LLLP	Banking, Finance, Insurance & Real Estate	Term Loan B (5/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	2/25/2030	2,329,068	2,329,068	2,336,498
Hertz Corporation (The)	Transportation: Consumer	Term Loan B	Loan	3M USD SOFR+	3.75%	0.00%	7.57%	6/30/2028	2,051,410	2,024,252	1,128,275
Hillman Group Inc. (The) (New)	Consumer goods: Durable	Term Loan (7/26)	Loan	1M USD SOFR+	2.00%	0.00%	5.66%	7/22/2033	2,660,665	2,660,665	2,659,920
Hilton Domestic Operating Company Inc.	Hotel, Gaming & Leisure	Term Loan B 4	Loan	1M USD SOFR+	1.75%	0.00%	5.42%	11/8/2030	1,500,000	1,498,183	1,503,375
Holley Purchaser, Inc	Automotive	Term Loan (11/21)	Loan	1M USD SOFR+	3.75%	0.75%	7.55%	11/17/2028	2,088,475	2,085,789	2,091,086
Hudson River Trading LLC	Banking, Finance, Insurance & Real Estate	Hudson River 1/26	Loan	1M USD SOFR+	2.50%	0.00%	6.16%	3/18/2030	5,689,037	5,628,281	5,678,398
Hunter Douglas Inc	Consumer goods: Durable	Term Loan B (1/25)	Loan	3M USD SOFR+	3.00%	0.00%	6.73%	1/19/2032	2,199,159	2,040,495	2,201,446
Hyperion Refinance S.a.r.l.	Banking, Finance, Insurance & Real Estate	Term Loan	Loan	1M USD SOFR+	2.75%	0.50%	6.44%	2/15/2031	2,932,986	2,924,617	2,775,338
Idera, Inc.	High Tech Industries	Term Loan (06/24)	Loan	3M USD SOFR+	3.50%	0.75%	7.31%	3/2/2028	4,654,531	4,653,244	4,040,413
INEOS 226 Ltd.	Chemicals, Plastics, & Rubber	Term Loan 3/23	Loan	1M USD SOFR+	3.75%	0.00%	7.54%	3/14/2030	485,000	482,065	383,354
Ineos US Finance LLC	Chemicals, Plastics, & Rubber	Term Loan C	Loan	1M USD SOFR+	3.25%	0.00%	6.94%	2/19/2030	975,131	969,518	919,549
INEOS US PETROCHEM LLC	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.04%	4/2/2029	2,653,789	2,622,489	2,214,799
Ingram Micro Inc.	Wholesale	Term Loan B (6/25)	Loan	3M USD SOFR+	2.25%	0.00%	5.93%	9/19/2031	450,298	448,282	451,986
Inmar, Inc.	Services: Business	Term Loan B (06/25)	Loan	3M USD SOFR+	4.50%	0.50%	8.32%	10/30/2031	3,250,440	3,209,928	2,906,446
Innophos, Inc.	Chemicals, Plastics, & Rubber	Term Loan B	Loan	1M USD SOFR+	4.25%	0.00%	8.05%	3/16/2029	468,750	467,587	465,234
IRB Holding Corporation	Beverage, Food & Tobacco	Term Loan B (11/25)	Loan	1M USD SOFR+	2.50%	0.50%	6.19%	12/16/2030	421,994	420,246	423,268
Isagenix International, LLC (c)	Beverage, Food & Tobacco	Term Loan	Loan	1M USD SOFR+	7.50%	0.00%	11.24%	4/13/2028	1,542,521	1,328,496	169,677
Isolved Inc.	Services: Business	Infinisource/iSolved 7/25 Cov-lite TL B	Loan	1M USD SOFR+	2.75%	0.00%	6.44%	10/15/2030	611,043	606,925	591,948
Journey Personal Care Corp.	Consumer goods: Non-durable	Term Loan B (11/24)	Loan	3M USD SOFR+	3.75%	0.75%	7.57%	3/1/2028	2,851,463	2,831,879	2,837,205
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan	Loan	3M USD SOFR+	7.00%	1.00%	10.73%	9/30/2030	232,011	232,011	185,609
JP Intermediate B, LLC	Consumer goods: Non-durable	Term Loan (9/25)	Loan	3M USD SOFR+	5.50%	0.00%	9.23%	3/30/2031	1,103,261	598,594	551,630
Koppers Inc	Chemicals, Plastics, & Rubber	Term Loan	Loan	1M USD SOFR+	2.50%	0.50%	6.19%	4/10/2030	970,268	952,972	971,238

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Lakeland Tours, LLC (c)	Hotel, Gaming & Leisure	Term Loan A PIK	Loan	Fixed	0.00%	0.00%	8.00%	3/31/2030	529,519	529,519	105,904
LSF9 Atlantis Holdings, LLC (A Wireless)	Retail	Term Loan B (9/25)	Loan	3M USD SOFR+	3.75%	0.75%	7.48%	3/29/2029	2,474,759	2,436,306	2,445,879
MAGNITE, INC.	Services: Business	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	6.69%	2/6/2031	3,193,348	3,171,433	3,192,550
Marriott Ownership Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan B (3/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	4/1/2031	1,290,732	1,290,732	1,294,359
Max US Bidco Inc.	Beverage, Food & Tobacco	Term Loan B	Loan	3M USD SOFR+	5.00%	0.50%	8.73%	10/3/2030	1,955,000	1,866,807	1,840,398
McGraw-Hill Education, Inc.	Media: Advertising, Printing & Publishing	Term Loan B	Loan	1M USD SOFR+	2.50%	0.50%	6.19%	8/6/2031	565,552	562,896	567,831
Michaels Companies Inc	Retail	Term Loan B (3/26)	Loan	3M USD SOFR+	5.00%	0.00%	8.73%	2/22/2033	2,392,299	2,339,947	2,388,567
MIWD Holdco II LLC	Construction & Building	Term Loan B2 (03/24)	Loan	1M USD SOFR+	2.75%	0.00%	6.44%	3/28/2031	485,348	483,734	479,281
Moneygram International, Inc.	Services: Business	Term Loan B	Loan	1M USD SOFR+	4.75%	0.50%	8.39%	6/3/2030	2,919,056	2,666,834	2,097,751
MPH Acquisition Holdings LLC (Multiplan)	Services: Business	First-Out Term Loan (01/25)	Loan	3M USD SOFR+	3.75%	0.50%	7.57%	12/31/2030	311,666	288,264	312,641
NAB Holdings, LLC (North American Bancard)	Banking, Finance, Insurance & Real Estate	Term Loan B (2/25)	Loan	3M USD SOFR+	2.50%	0.50%	6.23%	11/24/2028	2,866,606	2,865,479	2,641,263
Natgasoline LLC	Chemicals, Plastics, & Rubber	Term Loan (3/25)	Loan	1M USD SOFR+	5.50%	0.00%	9.19%	3/25/2030	3,167,669	3,090,953	3,195,386
National Mentor Holdings, Inc.	Healthcare & Pharmaceuticals	Term Loan B	Loan	1M USD SOFR+	6.00%	0.00%	9.69%	12/12/2030	2,740,058	2,714,728	2,765,513
Next Level Apparel, Inc.	Retail	Term Loan	Loan	3M USD SOFR+	7.50%	1.00%	11.33%	11/20/2026	2,317,073	2,317,609	1,621,951
Nielsen Consumer Inc.	Services: Business	Term Loan (08/25)	Loan	1M USD SOFR+	2.25%	0.50%	5.94%	10/31/2030	2,143,747	2,143,028	2,133,028
NortonLifeLock Inc.	High Tech Industries	Term Loan B (05/24)	Loan	1M USD SOFR+	1.75%	0.50%	5.44%	9/12/2029	947,500	945,671	942,762
Nouryon Finance B.V.	Chemicals, Plastics, & Rubber	AkzoNobel Specialty Chemicals (Starfruit) 6/26 (USD) Term Loan B	Loan	3M USD SOFR+	3.50%	0.00%	7.23%	7/31/2031	417,389	415,855	418,825
Novae LLC	Automotive	Term Loan B	Loan	3M USD SOFR+	5.00%	0.75%	8.88%	12/22/2028	1,915,000	1,909,563	1,371,963
Open Text Corporation	High Tech Industries	Term Loan B (08/23)	Loan	1M USD SOFR+	1.75%	0.50%	5.44%	1/31/2030	642,897	632,032	639,882
Oxbow Carbon, LLC	Metals & Mining	Term Loan B (04/23)	Loan	1M USD SOFR+	3.50%	0.50%	7.19%	5/2/2030	458,036	452,381	461,279
PACIFIC DENTAL SERVICES, LLC	Healthcare & Pharmaceuticals	Term Loan B (02//24)	Loan	1M USD SOFR+	2.25%	0.00%	5.91%	3/17/2031	1,173,150	1,172,918	1,174,452
Padagis LLC	Healthcare & Pharmaceuticals	Term Loan	Loan	3M USD SOFR+	4.75%	0.50%	8.74%	7/6/2028	920,682	917,767	897,665
PATAGONIA HOLDCO LLC	Telecommunications	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	9.51%	8/1/2029	2,902,157	2,679,152	2,270,938
PCI Gaming Authority	Hotel, Gaming & Leisure	Term Loan	Loan	1M USD SOFR+	2.00%	0.00%	5.69%	7/18/2031	778,600	778,570	778,452

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
PEARLS (Netherlands) Bidco B.V.	Chemicals, Plastics, & Rubber	USD Term Loan (02/22)	Loan	3M USD SOFR+	3.25%	0.50%	7.07%	2/28/2029	958,169	957,875	876,006
PEDIATRIC ASSOCIATES HOLDING COMPANY, LLC	Healthcare & Pharmaceuticals	Term Loan B (5/26)	Loan	3M USD SOFR+	5.00%	0.00%	8.76%	12/29/2031	1,440,869	1,439,109	1,404,400
Penn National Gaming, Inc	Hotel, Gaming & Leisure	Term Loan B	Loan	1M USD SOFR+	2.00%	0.50%	5.69%	5/28/2033	960,000	958,256	958,637
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Term Loan B-6	Loan	1M USD SOFR+	2.00%	0.00%	5.69%	2/21/2031	865,523	865,523	866,414
PHYSICIAN PARTNERS, LLC (c)	Healthcare & Pharmaceuticals	Term Loan B1 (1/25)	Loan	3M USD SOFR+	1.50%	0.00%	5.32%	12/31/2029	650,691	645,904	652,968
Playtika Holding Corp.	High Tech Industries	Term Loan B (3/21)	Loan	1M USD SOFR+	2.75%	0.00%	6.55%	3/13/2028	4,263,750	4,261,786	4,159,842
PointClickCare Technologies, Inc.	High Tech Industries	Term Loan (07/25)	Loan	3M USD SOFR+	2.75%	0.00%	6.57%	11/3/2031	476,561	475,724	473,883
Polymer Process Holdings, Inc.	Containers, Packaging & Glass	Term Loan	Loan	1M USD SOFR+	4.75%	0.75%	8.55%	2/12/2028	3,942,289	3,936,587	2,366,596
Pre-Paid Legal Services, Inc.	Services: Consumer	Term Loan (12/21)	Loan	1M USD SOFR+	3.25%	0.50%	6.94%	12/15/2028	2,873,609	2,864,434	2,706,136
Prime Security Services Borrower, LLC (ADT)	Services: Consumer	Term Loan B	Loan	1M USD SOFR+	2.00%	0.00%	5.66%	10/13/2030	1,759,565	1,748,304	1,759,020
PRIORITY HOLDINGS, LLC	Services: Consumer	Term Loan B (07/25)	Loan	1M USD SOFR+	3.75%	0.50%	7.44%	7/30/2032	2,830,585	2,818,043	2,789,910
Project Leopard Holdings, Inc. (NEW)	High Tech Industries	Term Loan B (06/22)	Loan	3M USD SOFR+	5.25%	0.50%	9.17%	7/20/2029	965,000	931,256	575,787
PUG LLC	Services: Consumer	Term Loan B (03/24)	Loan	1M USD SOFR+	4.75%	0.00%	8.44%	3/15/2030	195,701	195,514	196,108
Quartz AcquireCo, LLC	High Tech Industries	Term Loan (2/25)	Loan	3M USD SOFR+	2.25%	0.00%	5.98%	6/28/2030	1,216,234	1,210,341	1,058,731
Quikrete Holdings, Inc.	Construction & Building	Term Loan (2/25)	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	4/14/2031	977,613	976,178	978,786
Rackspace Technology Global, Inc.	High Tech Industries	Term Loan (3/24)	Loan	1M USD SOFR+	2.75%	0.75%	6.52%	5/15/2028	2,008,367	1,445,910	1,748,665
Rackspace Technology Global, Inc.	High Tech Industries	Super-Priority Term Loan (03/24)	Loan	1M USD SOFR+	6.25%	0.75%	10.02%	5/15/2028	538,644	536,105	544,369
RAND PARENT LLC	Transportation: Cargo	Term Loan B (06/26)	Loan	3M USD SOFR+	3.00%	0.00%	6.73%	3/18/2030	2,419,560	2,368,821	2,427,424
RealPage, Inc.	High Tech Industries	Term Loan (04/21)	Loan	3M USD SOFR+	3.00%	0.50%	6.99%	4/24/2028	952,500	952,500	937,117
Rent-A-Center, Inc.	Retail	Term Loan B (08/25)	Loan	3M USD SOFR+	2.75%	0.50%	6.48%	8/13/2032	1,816,365	1,798,535	1,816,365
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Term Loan (07/24)	Loan	3M USD SOFR+	5.00%	1.00%	8.90%	7/15/2028	333,630	331,291	313,055
Research Now Group, Inc	Media: Advertising, Printing & Publishing	Second-Out Term Loan	Loan	3M USD SOFR+	5.76%	1.00%	9.48%	10/15/2028	2,843,898	2,770,933	1,123,340

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Resolute Investment Managers (American Beacon), Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (12/23)	Loan	3M USD SOFR+	6.50%	1.00%	10.49%	10/30/2028	1,938,143	1,938,143	1,775,823
Restoration Hardware, Inc.	Retail	Term Loan (9/21)	Loan	1M USD SOFR+	2.50%	0.50%	6.30%	10/20/2028	3,339,718	3,338,278	3,280,505
Reynolds Consumer Products LLC	Containers, Packaging & Glass	Term Loan B (2/25)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	3/4/2032	931,115	931,115	933,610
Ryan Specialty Group LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (09/24)	Loan	1M USD SOFR+	2.00%	0.00%	5.69%	9/15/2031	1,434,094	1,428,248	1,432,302
S&S HOLDINGS LLC	Services: Business	Term Loan	Loan	1M USD SOFR+	5.00%	0.50%	8.79%	3/10/2028	2,371,131	2,354,160	2,371,131
Sally Holdings LLC	Retail	Term Loan B	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	2/28/2030	268,750	267,589	269,422
Scientific Games Holdings LP	Hotel, Gaming & Leisure	Term Loan B	Loan	3M USD SOFR+	3.00%	0.50%	6.75%	4/4/2029	483,881	483,595	436,906
Sedgwick Claims Management Services, Inc.	Services: Business	Term Loan B 2/23	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	7/31/2031	970,293	965,571	969,934
SETANTA AIRCRAFT LEASING DAC	Aerospace & Defense	Term Loan B (05/24)	Loan	3M USD SOFR+	1.75%	0.00%	5.48%	11/5/2028	350,000	349,786	351,166
Sitel Worldwide Corporation	Services: Business	USD Term Loan (7/21)	Loan	3M USD SOFR+	3.75%	0.50%	7.71%	8/28/2028	-	7,023	-
SiteOne Landscape Supply, LLC	Services: Business	Term Loan B (06/24)	Loan	1M USD SOFR+	1.75%	0.50%	5.40%	3/23/2030	1,238,796	1,235,959	1,241,893
Smyrna Ready Mix Concrete, LLC	Construction & Building	Term Loan B	Loan	1M USD SOFR+	3.00%	0.00%	6.69%	4/2/2029	502,712	500,999	504,285
Sparta U.S. HoldCo LLC	Chemicals, Plastics, & Rubber	Term Loan	Loan	3M USD SOFR+	3.00%	0.00%	6.66%	8/2/2030	1,910,000	1,907,807	1,911,433
SRAM, LLC	Consumer goods: Durable	Term Loan (02/25)	Loan	1M USD SOFR+	2.00%	0.00%	5.69%	2/23/2032	2,235,055	2,234,504	2,234,116
STANDARD INDUSTRIES INC.	Construction & Building	Term Loan B	Loan	1M USD SOFR+	1.75%	0.50%	5.41%	9/22/2028	195,250	194,861	195,150
Staples, Inc.	Wholesale	Term Loan B	Loan	3M USD SOFR+	5.75%	0.50%	9.56%	9/4/2029	4,199,276	4,161,999	3,930,019
Star Parent, Inc.	Services: Business	Term Loan B (09/23)	Loan	3M USD SOFR+	3.50%	0.00%	7.23%	9/27/2030	1,080,534	1,070,006	1,086,801
Storable, Inc	High Tech Industries	Term Loan B (3/25)	Loan	1M USD SOFR+	3.25%	0.00%	6.94%	4/16/2031	478,938	478,905	401,412
Superannuation & Investments US LLC	Banking, Finance, Insurance & Real Estate	Superannuation and Investments/CFS 1/26 TL	Loan	1M USD SOFR+	2.50%	0.50%	6.19%	12/1/2028	935,132	931,769	937,863
SupplyOne, Inc	Wholesale	Term Loan B (03/24)	Loan	1M USD SOFR+	3.50%	0.00%	7.19%	3/27/2031	488,813	485,227	490,313
Sweetwater Borrower, LLC	Retail	Term Loan B (08/26)	Loan	1M USD SOFR+	3.25%	0.00%	6.94%	2/17/2033	1,852,074	1,814,081	1,859,019
Syncsort Incorporated	High Tech Industries	Term Loan B (10/21)	Loan	3M USD SOFR+	4.00%	0.75%	8.08%	4/24/2028	2,382,444	2,382,402	1,924,681
Ta TT Buyer LLC	Media: Broadcasting & Subscription	Term Loan B (6/24)	Loan	3M USD SOFR+	4.75%	0.50%	8.48%	4/2/2029	965,258	960,790	884,417
Tenable Holdings, Inc.	Services: Business	Term Loan B (6/21)	Loan	1M USD SOFR+	2.75%	0.50%	6.60%	7/7/2028	955,000	954,843	952,613
Thor Industries, Inc.	Automotive	Term Loan B (06/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	11/15/2030	94,142	93,553	93,906
Torrid LLC	Wholesale	Term Loan 5/21	Loan	6M USD SOFR+	5.50%	0.75%	9.80%	6/14/2028	2,829,452	2,658,850	1,194,651

Saratoga Investment Corp. CLO 2013-1, Ltd.

Schedule of Investments

August 31, 2026

(unaudited)

Issuer Name	Industry	Asset Name	Asset Type	Reference Rate/Spread		SOFR Floor	Current Rate (All In)	Maturity Date	Principal/ Number of Shares	Cost	Fair Value
Tosca Services, LLC (c)	Containers, Packaging & Glass	Term Loan A (08/24)	Loan	3M USD SOFR+	5.50%	1.50%	9.23%	11/30/2028	80,509	79,712	80,686
Trans Union LLC	Banking, Finance, Insurance & Real Estate	Term Loan B9 (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	6/24/2031	596,897	596,672	596,014
TruGreen Limited Partnership	Services: Consumer	Term Loan	Loan	1M USD SOFR+	4.00%	0.75%	7.79%	11/2/2027	920,411	919,334	856,903
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (05/24)	Loan	1M USD SOFR+	3.50%	0.50%	7.30%	1/31/2029	2,367,288	2,367,288	2,352,491
Univision Communications Inc.	Media: Broadcasting & Subscription	Term Loan B (6/22)	Loan	3M USD SOFR+	4.25%	0.50%	7.98%	6/25/2029	240,000	236,532	240,199
Vaco Holdings, LLC	Services: Business	Term Loan (01/22)	Loan	3M USD SOFR+	5.00%	0.75%	8.88%	1/22/2029	2,259,320	2,228,853	2,035,806
Vericast Corp. (c)	Media: Advertising, Printing & Publishing	Extended Term Loan (07/24)	Loan	3M USD SOFR+	7.75%	1.00%	11.50%	6/15/2030	1,239,911	1,239,784	1,228,541
Verifone Systems, Inc. (c)	Banking, Finance, Insurance & Real Estate	Term Loan (03/25)	Loan	3M USD SOFR+	5.50%	0.00%	9.58%	8/18/2028	1,182,785	1,182,574	1,133,995
Vertex Aerospace Services Corp	Aerospace & Defense	Term Loan (10/21)	Loan	1M USD SOFR+	2.00%	0.75%	5.69%	12/6/2030	936,596	935,558	937,767
Viasat Inc	Telecommunications	Term Loan (2/22)	Loan	1M USD SOFR+	4.50%	0.50%	8.27%	3/5/2029	2,892,066	2,859,175	2,912,109
WeddingWire, Inc. (c)	Services: Consumer	Term Loan B (12/24)	Loan	1M USD SOFR+	6.25%	0.00%	9.91%	7/31/2030	4,772,588	4,772,589	3,372,645
WEX Inc.	Services: Business	Term Loan B (11/24)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	3/31/2028	2,852,112	2,850,471	2,850,343
Windsor Holdings III, LLC	Chemicals, Plastics, & Rubber	Term Loan B (02/25)	Loan	1M USD SOFR+	2.75%	0.00%	6.44%	8/1/2030	487,587	487,587	489,070
Wyndham Hotels & Resorts, Inc.	Hotel, Gaming & Leisure	Term Loan (05/24)	Loan	1M USD SOFR+	1.75%	0.00%	5.44%	5/24/2030	972,650	969,908	974,595
Xperi Corporation	High Tech Industries	Term Loan (1/25)	Loan	1M USD SOFR+	2.50%	0.00%	6.19%	6/8/2028	1,362,743	1,362,717	1,362,743
Zayo Group, LLC (c)	Telecommunications	Term Loan (09/25)	Loan	1M USD SOFR+	3.00%	0.00%	6.80%	3/11/2030	366,098	363,332	366,460
ZEBRA BUYER (Allspring) LLC	Banking, Finance, Insurance & Real Estate	Term Loan B (12/24)	Loan	3M USD SOFR+	3.00%	0.50%	6.75%	11/1/2030	1,829,108	1,824,085	1,836,497
Zekelman Industries, Inc.	Metals & Mining	Term Loan B (03/24)	Loan	1M USD SOFR+	2.25%	0.00%	5.94%	1/24/2031	1,421,313	1,420,808	1,419,536
Zest Acquisition Corp.	Healthcare & Pharmaceuticals	Term Loan (1/23)	Loan	3M USD SOFR+	5.25%	0.00%	9.09%	2/8/2028	1,930,000	1,898,133	1,903,463
Zodiac Pool Solutions	Consumer goods: Durable	Term Loan (1/22)	Loan	1M USD SOFR+	1.93%	0.50%	5.71%	1/29/2029	477,500	477,500	477,500
TOTAL INVESTMENTS										$333,443,020	$307,144,422

	Number of Shares	Cost	Fair Value
Cash and cash equivalents
U.S. Bank Money Market (a)	15,698,797	$15,698,797	$15,698,797
Total cash and cash equivalents	15,698,797	$15,698,797	$15,698,797

(a)	Included within cash and cash equivalents in Saratoga CLO's Statements of Assets and Liabilities as of August 31, 2026.
(b)	As of August 31, 2026, the investment was in default and on non-accrual status.
(c)	Investments include Payment-in-Kind Interest.
(d)	All or a portion of this investment has an unfunded commitment as of August 31, 2026.

SOFR - Secured Overnight Financing Rate

1M SOFR - The 1-month SOFR rate as of August 31, 2026 was 3.71%.

3M SOFR - The 3-month SOFR rate as of August 31, 2026 was 3.80%.

6M SOFR - The 6-month SOFR rate as of August 31, 2026 was 3.94%.

Prime - The Prime Rate as of August 31, 2026 was 6.75%.

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

Note 5. Investment in SLF JV

On October 26, 2021, the Company and TJHA entered into a LLC Agreement to co-manage SLF JV. SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1, Ltd. (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

The following table shows the schedule of investments for SLF JV as of August 31, 2026:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 12.90% 10/20/2033	10/28/2022	40,100,000	$26,125,195	$24,537,548	524.7%
TOTAL INVESTMENT					$26,125,195	$24,537,548	524.7%

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents) - 1.9% (b)
Goldman Sachs Financial Square Government Fund (1)	91,146	$91,146	$91,146	1.9%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	91,146	$91,146	$91,146	1.9%

(1)	Current yield as of August 31, 2026, was approximately 3.57% on the Goldman Sachs Financial Square Government Fund.

The following table shows the schedule of investments for SLF JV as of February 28, 2026:

Company	Industry	Investment Interest Rate/ Maturity	Original Acquisition Date	Principal/Number of Shares	Cost	Fair Value	% of Net Assets
Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd	Structured Finance Securities	Other/Structured Finance Securities, 3.58% 10/20/2033	10/28/2022	40,100,000	$27,873,499	$21,825,598	1243.77%
TOTAL INVESTMENT					$27,873,499	$21,825,598	1243.77%

	Number of Shares	Cost	Fair Value	% of Net Assets
Money Market Funds (included in cash and cash equivalents-4.77% (b)
Goldman Sachs Financial Square Government Fund (1)	83,648	$83,648	$83,648	4.77%
Total cash and cash equivalents and cash and cash equivalents, reserve accounts	83,648	$83,648	$83,648	4.77%

(1)	Current yield as of February 28, 2026, was approximately 3.59% on the Goldman Sachs Financial Square Government Fund.

The Company and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

The Company and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, with the Company providing $43.75 million and TJHA providing $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured loan and equity. The unsecured loan pays a fixed rate of 10% per annum and is due and payable in full on October 20, 2033. As of August 31, 2026, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of February 28, 2026, the Company and TJHA’s investment in SLF JV consisted of an unsecured loan of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of August 31, 2026 and February 28, 2026, the Company’s investment in the unsecured note of SLF JV had a fair value of $15.5 million and $16.1 million, respectively, and the Company’s investment in the membership interests of SLF JV had a fair value of $4.1 million and $1.5 million, respectively.

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

For the three months ended August 31, 2026 and August 31, 2025, the Company earned $0.4 million and $0.4 million, respectively, of interest income related to SLF JV, which is included in interest income on the consolidated statements of operations. For the six months ended August 31, 2026 and August 31, 2025, the Company earned $0.9 million and $0.9 million, respectively, of interest income related to SLF JV, which is included in interest income on the consolidated statements of operations. As of August 31, 2026 and February 28, 2026, $0.2 million and $0.2 million, respectively, of interest income related to SLF JV was included in interest receivable on the consolidated statements of assets and liabilities.

For the three months ended August 31, 2026 and August 31, 2025, the Company earned $0.8 million and $0.9 million, respectively, of dividend income related to SLF JV, which is included in dividend income on control investments. For the six months ended August 31, 2026 and August 31, 2025, the Company earned $1.5 million and $1.3 million, respectively, of dividend income related to SLF JV, which is included in dividend income on control investments. As of August 31, 2026 and February 28, 2026, $0.0 million and $0.0 million, respectively, of dividend income related to SLF JV was included in dividend receivable on the consolidated statements of assets and liabilities.

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

As of August 31, 2026 and February 28, 2026, the fair value of the Class E-R Notes was $8.3 million and $8.4 million, respectively.

Note 6. Income Taxes

SIA-AAP, Inc., SIA-SAIS, Inc., SIA-ARC, Inc., SIA-Avionte, Inc., SIA-AX, Inc., SIA-G4, Inc., SIA-GH, Inc., SIA-PP, Inc., SIA-SGA, Inc., SIA-SIQ, Inc., SIA-SZ, Inc., SIA-TG, Inc., SIA-Vector, Inc. and SIA-YUMI, Inc., each of which is 100% owned by the Company, and each files a standalone C corporation tax return for U.S. federal and state tax purposes. As separately regarded entities for tax purposes, these entities are subject to U.S. federal income tax at corporate rates. For tax purposes, any distributions by the entities to the parent company would generally need to be distributed to the Company’s shareholders. Generally, such distributions of the entities’ income to the Company’s shareholders will be considered qualified dividends for tax purposes. The entities’ taxable net income will differ from U.S. GAAP net income because of deferred tax temporary differences arising from net operating losses and unrealized appreciation and depreciation of securities held. Deferred tax assets and liabilities are measured using enacted corporate federal and state tax rates expected to apply to taxable income in the years in which those net operating losses are utilized and the unrealized gains and losses are realized. Deferred tax assets and deferred tax liabilities are offset by entity, as permitted. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of a history of operating losses combined with insufficient projected taxable income or other taxable events in the Corporate Blockers.

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

Deferred tax assets and liabilities, and related valuation allowances, as of August 31, 2026 and February 28, 2026, were as follows:

	August 31, 2026	February 28, 2026
Total deferred tax assets	$2,407,095	$2,595,077
Total deferred tax liabilities	(3,806,045)	(4,849,432)
Valuation allowance on net deferred tax assets	(2,201,399)	(2,325,167)
Net deferred tax liability	$(3,600,349)	$(4,579,522)

As of August 31, 2026, the valuation allowance on deferred tax assets was $2.2 million, which represents the federal and state tax effect of net operating losses and unrealized losses that we do not believe we will realize through future taxable income. Any adjustments to the Company’s valuation allowance will depend on estimates of future taxable income and will be made in the period such determination is made.

Net income tax expense for the three months ended August 31, 2026 includes ($0.5) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, $0.07 million income tax provision/benefit from realized gain/(loss) on investments and $0.05 million net change in total operating expense in the consolidated statements of operations, respectively. Net income tax expense for the three months ended August 31, 2025 includes ($0.4) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.0 million net change in total operating expense, in the consolidated statements of operations, respectively.

Net income tax expense for the six months ended August 31, 2026 includes ($1.0) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.07 million income tax provision/benefit from realized gain/(loss) on investments and $0.03 million net change in total operating expense in the consolidated statements of operations, respectively. Net income tax expense for the six months ended August 31, 2025 includes ($0.4) million deferred tax expense (benefit) on net change in unrealized appreciation (depreciation) on investments, and $0.0 million income tax provision/benefit from realized gain/(loss) on investments and $0.04 million net change in total operating expense, in the consolidated statements of operations, respectively.

Deferred tax temporary differences may include differences for state taxes and joint venture interests.

Federal and state income tax (provisions) benefit on investments for three and six months ended August 31, 2026 and August 31, 2025:

	For the three months ended		For the six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Current
Federal	$64,269	$-	$64,269	$-
State	7,680	-	7,680	-
Net current expense	71,949	-	71,949	-
Deferred
Federal	(419,943)	(338,262)	(946,532)	(239,486)
State	(46,541)	(97,049)	(78,333)	(90,737)
Net deferred expense	(466,484)	(435,312)	(1,024,865)	(330,224)
Net tax provision	$(394,535)	$(435,312)	$(952,916)	$(330,224)

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

For the three months ended August 31, 2026 and August 31, 2025, the Company incurred $5.1 million and $4.4 million in base management fees, respectively. For the three months ended August 31, 2026 and August 31, 2025, the Company incurred $1.8 million and $2.3 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three months ended August 31, 2026 and August 31, 2025, the Company accrued an expense (benefit) of $0.0 million and ($0.8) million in incentive fees related to capital gains.

For the six months ended August 31, 2026 and August 31, 2025, the Company incurred $10.0 million and $8.7 million in base management fees, respectively. For the six months ended August 31, 2026 and August 31, 2025, the Company incurred $3.7 million and $4.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the six months ended August 31, 2026 and August 31, 2025, the Company accrued an expense (benefit) of $0.0 million and ($0.3) million in incentive fees related to capital gains.

The accrual is calculated using both realized and unrealized capital gains for the period. The actual incentive fee related to capital gains will be determined and payable in arrears at the end of the fiscal year and will include only realized capital gains for the period. As of August 31, 2026, the base management fees accrual was $5.1 million and the incentive fees accrual was $1.8 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities. As of February 28, 2026, the base management fees accrual was $4.6 million and the incentive fees accrual was $2.0 million and are included in base management and incentive fees payable in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On July 30, 2010, the Company entered into a separate administration agreement (the “Administration Agreement”) with the Manager, pursuant to which the Manager, as the Company’s administrator, has agreed to furnish the Company with the facilities and administrative services necessary to conduct day-to-day operations and provide managerial assistance on the Company’s behalf to those portfolio companies to which the Company is required to provide such assistance. The initial term of the Administration Agreement was two years from its effective date, with one-year renewals thereafter subject to certain approvals by the Company’s board of directors and/or the Company’s stockholders. Since its inception the amount of expenses payable or reimbursable by the Company under the Administration Agreement has been subject to a cap that is reviewed annually in connection with the renewal of the Administration Agreement. On July 6, 2026, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term. Most recently, on September 22, 2026, the Company’s board of directors determined to increase the cap on the payment or reimbursement of expenses by the Company from $5.4 million to $5.8 million, effective August 1, 2026.

For the three months ended August 31, 2026 and August 31, 2025, the Company recognized $1.4 million and $1.3 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses.

For the six months ended August 31, 2026 and August 31, 2025, the Company recognized $2.7 million and $2.5 million in administrator expenses, respectively, pertaining to bookkeeping, recordkeeping and other administrative services provided to the Company in addition to the Company’s allocable portion of rent and other overhead related expenses.

As of August 31, 2026 and February 28, 2026, $0.6 million and $0.6 million, respectively, of administrator expenses were accrued and included in Due to Manager in the accompanying consolidated statements of assets and liabilities.

Saratoga CLO

See Note 4. Investment in Saratoga CLO for more information regarding Saratoga CLO.

For the three months ended August 31, 2026 and August 31, 2025, the Company recognized management fee income of $0.1 million and $0.7 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2026 and August 31, 2025, the Company recognized management fee income of $0.6 million and $1.4 million, respectively, related to the Saratoga CLO.

For the six months ended August 31, 2026 and August 31, 2025, the Company neither bought nor sold any investments from the Saratoga CLO.

SLF JV

See Note 5 for more information about SLF JV.

As of August 31, 2026, the Company’s investment in the SLF JV had a fair value of $19.6 million, consisting of an unsecured loan of $15.5 million and membership interest of $4.1 million. For the three months ended August 31, 2026, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of August 31, 2026. For the three months ended August 31, 2025, the Company had $0.4 million of interest income related to SLF JV, of which $0.2 million was included in interest receivable on the consolidated statements of assets and liabilities as of August 31, 2025.

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

As of August 31, 2026 and February 28, 2026, the fair value of the Class E-R Notes were $8.3 million and $8.4 million, respectively.

Note 8. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage, or, 150% if certain requirements under the 1940 Act are met. On April 16, 2018, as permitted by the Small Business Credit Availability Act, which was signed into law on March 23, 2018, our board of directors, including a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (“independent directors”), approved a minimum asset coverage ratio of 150%, which became effective on April 16, 2019. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing. Our asset coverage ratio, as defined in the 1940 Act, was 171.9% as of August 31, 2026 and 168.4% as of February 28, 2026.

During the three months ended August 31, 2026 and August 31, 2025, average total borrowings outstanding was $822.9 million and $788.4 million, respectively, and the weighted average interest rate was 6.11% and 5.57%, respectively.

During the six months ended August 31, 2026 and August 31, 2025, average total borrowings outstanding was $809.8 million and $790.6 million, respectively, and the weighted average interest rate was 6.12% and 5.58%, respectively.

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

In addition to any fees or other amounts payable under the terms of the Encina Credit Facility, an administrative agent fee per annum equal to $0.1 million was payable in equal monthly installments in arrears. The Company paid the lender a commitment fee of 0.75% per year (or 0.50% if the ratio of advances outstanding to aggregate commitments was greater than or equal to 50%) on the unused amount of the Encina Credit Facility. Availability on the Encina Credit Facility was subject to a borrowing base calculation, based on, among other things, applicable advance rates (which varied from 50.0% to 75.0% of par or fair value depending on the type of loan asset) and the value of certain “eligible” loan assets included as part of the borrowing base. Funds could be borrowed at the prevailing one-month SOFR rate, plus an applicable effective margin of 4.25%.

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

As of August 31, 2026 and February 28, 2026, there were $0.0 million and $0.0 million outstanding borrowings under the Encina Credit Facility. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Encina Credit Agreement. The repayment and termination of the Encina Credit Facility on November 6, 2025 resulted in a realized loss on the extinguishment of debt of $0.1 million.

For the three months ended August 31, 2026 and August 31, 2025, we recorded $0.0 million and $0.8 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2026 and August 31, 2025, we recorded $0.0 million and $0.1 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 0.0% and 8.9%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $0.0 million and $32.5 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, we recorded $0.0 million and $1.6 million of interest expense related to the Encina Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2026 and August 31, 2025, we recorded $0.0 million and $0.2 million of deferred financing costs related to the Encina Credit Facility, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the outstanding borrowings under the Encina Credit Facility was 0.0% and 8.9%, respectively, and the average dollar amount of outstanding borrowings under the Encina Credit Facility was $0.0 million and $32.5 million, respectively.

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

As of August 31, 2026 and February 28, 2026, there was $37.5 million and $37.5 million in outstanding borrowings under the Live Oak Credit Facility, respectively. During the applicable period, the Company was in compliance with all of the limitations and requirements under the Live Oak Credit Agreement.

For the three months ended August 31, 2026 and August 31, 2025, we recorded $0.8 million and $0.9 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the three months ended August 31, 2026 and August 31, 2025, we recorded $0.1 million and $0.1 million, respectively, of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 7.8% and 8.5%, respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $37.5 million and $37.5 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, we recorded $1.6 million and $1.6 million of interest expense related to the Live Oak Credit Facility, respectively, which includes commitment and administrative agent fees. For the six months ended August 31, 2026 and August 31, 2025, we recorded $0.2 million and $0.2 million of deferred financing costs related to the Live Oak Credit Facility. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the outstanding borrowings under the Live Oak Credit Facility was 7.8% and 8.5% respectively, and the average dollar amount of outstanding borrowings under the Live Oak Credit Facility was $37.5 million and $37.5 million, respectively.

Our borrowing base under the Live Oak Credit Facility was $89.9 million subject to the Live Oak Credit Facility cap of $75.0 million at August 31, 2026. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2026 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period ended May 31, 2026. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of August 31, 2026 and February 28, 2026, there were $32.5 million and $32.5 million outstanding borrowings under the Valley Credit Facility, respectively. During the applicable periods, the Company was in compliance with all of the limitations and requirements under the Valley Credit Agreement. Financing costs of $1.4 million related to the Valley Credit Facility have been capitalized and are being amortized over the term of the facility, with all existing financing costs amortized through November 6, 2028.

For the three months ended August 31, 2026, we recorded $0.6 million of interest expense related to the Valley Credit Facility, which includes commitment and administrative agent fees. For the three months ended August 31, 2026, we recorded $0.1 million of deferred financing costs related to the Valley Credit Facility, including arranger fees. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026, the weighted average interest rate on the outstanding borrowings under the Valley Credit Facility was 6.7% and the average dollar amount of outstanding borrowings under the Valley Credit Facility was $32.5 million.

For the six months ended August 31, 2026, we recorded $1.2 million of interest expense related to the Valley Credit Facility, which includes commitment and administrative agent fees. For the six months ended August 31, 2026, we recorded $0.2 million of deferred financing costs related to the Valley Credit Facility, including arranger fees. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026, the weighted average interest rate on the outstanding borrowings under the Valley Credit Facility was 6.7%, and the average dollar amount of outstanding borrowings under the Valley Credit Facility was $32.5 million.

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

Our borrowing base under the Valley Credit Facility was $97.3 million subject to the Valley Credit Facility cap of $85.0 million at August 31, 2026. For purposes of determining the borrowing base, most assets are assigned the values set forth in our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q filed with the SEC. Accordingly, the August 31, 2026 borrowing base relies upon the valuations set forth in the Quarterly Report on Form 10-Q for the period year ended May 31, 2026. The valuations presented in this Quarterly Report on Form 10-Q will not be incorporated into the borrowing base until after this Quarterly Report on Form 10-Q is filed with the SEC.

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

As of August 31, 2026, we have funded SBIC II LP and SBIC III LP with an aggregate total of equity capital of $87.5 million and $87.5 million, respectively, and have $213.0 million in SBA-guaranteed debentures outstanding, of which $84.0 million was held by SBIC II LP and $129.0 million held by SBIC III LP.

As noted above, as of August 31, 2026, there was $213.0 million of SBA debentures outstanding and as of February 28, 2026, there was $160.0 million of SBA debentures outstanding. The carrying amount of SBA debentures outstanding approximates fair value, which is based on a waterfall analysis showing adequate collateral coverage and would be classified as a Level 3 liability within the fair value hierarchy. Financing costs of $5.0 million, $6.0 million and $1.4 million related to the SBA debentures issued by SBIC LP, SBIC II LP and SBIC III LP, respectively, have been capitalized and are being amortized over the term of the commitment and drawdown. During the year ended February 28, 2026, the Company repaid $47.0 million of SBA debentures in SBIC II LP, resulting in a realized loss on extinguishment of $0.7 million related to the acceleration of deferred debt financing costs.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $1.9 million and $1.3 million of interest expense related to the SBA debentures, respectively. For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.2 million and $0.2 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the three months ended August 31, 2026 and August 31, 2025 on the outstanding borrowings of the SBA debentures was 3.6% and 3.0%, respectively. During the three months ended August 31, 2026 and August 31, 2025, the average dollar amount of SBA debentures outstanding was $213.0 million and $170.0 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $3.8 million and $2.6 million of interest expense related to the SBA debentures, respectively. For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $0.4 million and $0.4 million of amortization of deferred financing costs related to the SBA debentures, respectively. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. The weighted average interest rate during the six months ended August 31, 2026 and August 31, 2025 on the outstanding borrowings of the SBA debentures was 3.6% and 3.0%, respectively. During the six months ended August 31, 2026 and August 31, 2025, the average dollar amount of SBA debentures outstanding was $208.1 million and $170.0 million, respectively.

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

The 7.75% 2025 Notes matured and were paid off on July 9, 2025.

 For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $0.04 million, respectively, of interest expense and $0.0 million and $0.01 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the average dollar amount of 7.75% 2025 Notes outstanding was $0.0 million and $2.1 million respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $0.1 million, respectively, of interest expense and $0.0 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 7.75% 2025 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the average dollar amount of 7.75% 2025 Notes outstanding was $0.0 million and $3.5 million, respectively.

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

As of August 31, 2026, the total amount of 6.25% 2027 Notes outstanding was $15.0 million. The 6.25% 2027 Notes are not listed and have a par value of $25.00 per note. The carrying amount of the outstanding 6.25% 2027 Notes had a fair value of $14.9 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 6.25% 2027 Notes was $15.0 million and $14.8 million, respectively.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.2 million and $0.2 million, respectively, of interest expense and $0.02 million and $0.02 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $0.5 million and $0.5 million, respectively, of interest expense and $0.04 million and $0.04 million, respectively, of amortization of deferred financing costs related to the 6.25% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025 the average dollar amount of 6.25% 2027 Notes outstanding was $15.0 million and $15.0 million, respectively.

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

The 4.375% 2026 Notes matured and were paid off on February 28, 2026.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $1.9 million, respectively, of interest expense, $0.0 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.06 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the average dollar amount of 4.375% 2026 Notes outstanding was $0.0 million and $175.0 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $3.8 million, respectively, of interest expense, $0.0 million and $0.3 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.1 million, respectively, of amortization of premium on issuance of 4.375% Notes due 2026 (inclusive of the issuance of the Additional 4.375% 2026 Notes). Interest expense, amortization of deferred financing costs and amortization of premium on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the average dollar amount of 4.375% 2026 Notes outstanding was $0.0 million and $175.0 million, respectively.

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

As of August 31, 2026, the total amount of 4.35% 2027 Notes outstanding was $75.0 million. The 4.35% 2027 Notes are not listed. The carrying amount of the outstanding 4.35% 2027 Notes had a fair value of $73.6 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2026, the total amount of 4.35% 2027 Notes outstanding was $75.0 million, and they had a fair value of $72.7 million, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.8 million and $0.8 million, respectively, of interest expense, $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs and $0.03 million and $0.03 million, respectively, of amortization of discount on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.07 million and $0.06 million, respectively, of amortization of discount on issuance of the 4.35% Notes due 2027 (inclusive of the issuance of the Additional 4.35% 2027 Notes). Interest expense, amortization of deferred financing costs, and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the average dollar amount of 4.35% 2027 Notes outstanding was $75.0 million and $75.0 million, respectively.

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

Subsequent to the quarter ended August 31, 2026, the Company redeemed $105.5 million in aggregate principal amount of the issued and outstanding 6.00% 2027 Notes in full. See Note 15, Subsequent Events for more information.

As of August 31, 2026, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $105.5 million, respectively. The fair value of the 6.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 6.00% 2027 Notes was $105.5 million and $104.4 million, respectively.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $1.6 million and $1.6 million, respectively, of interest expense, $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs and $0.01 million and $0.01 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $3.2 million and $3.2 million, respectively, of interest expense, $0.4 million and $0.4 million, respectively, of amortization of deferred financing costs and $0.02 million and $0.02 million, respectively, of amortization of discount on issuance of 6.00% Notes due 2027. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the average dollar amount of 6.00% 2027 Notes outstanding was $105.5 million and $105.5 million, respectively.

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

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $0.2 million, respectively, of interest expense, $0.0 million and $0.04 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.04 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the average dollar amount of 7.00% 2025 Notes outstanding was $0.0 million and $12.0 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $0.4 million, respectively, of interest expense, $0.0 million and $0.07 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.07 million, respectively, of amortization of discount on issuance of 7.00% 2025 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the average dollar amount of 7.00% 2025 Notes outstanding was $0.0 million and $12.0 million, respectively.

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

As of August 31, 2026, the total amount of 7.25% 2029 Notes outstanding was $25.0 million. The 7.25% 2029 Notes are not listed and have a par value of $1,000 per note. As of August 31, 2026, the carrying amount and fair value of the 7.25% 2029 Notes was $25.0 million and $24.4 million, respectively, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2026, the Company recorded $0.5 million of interest expense, $0.05 million of amortization of deferred financing costs and $0.04 million of amortization of discount related to the 7.25% 2029 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 the average dollar amount of 7.25% 2029 Notes outstanding was $25.0 million.

For the six months ended August 31, 2026, the Company recorded $0.7 million of interest expense, $0.08 million of amortization of deferred financing costs and $0.06 million of amortization of discount related to the 7.25% 2029 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 the average dollar amount of 7.25% 2029 Notes outstanding was $19.6 million.

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

As of August 31, 2026, the total amount of 8.00% 2027 Notes outstanding was $46.0 million. The 8.00% 2027 Notes are listed on the NYSE under the trading symbol “SAJ” with a par value of $25.00 per note. As of August 31, 2026, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.2 million, respectively. The fair value of the 8.00% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 8.00% 2027 Notes was $46.0 million and $46.4 million, respectively.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.9 million and $0.9 million, respectively, of interest expense and $0.09 million and $0.09 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $1.8 million and $1.8 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.00% 2027 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025, the average dollar amount of 8.00% 2027 Notes outstanding was $46.0 million and $46.0 million, respectively.

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

As of August 31, 2026, the total amount of 8.125% 2027 Notes outstanding was $60.4 million. The 8.125% 2027 Notes are listed on the NYSE under the trading symbol “SAY” with a par value of $25.00 per note. As of August 31, 2026, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.6 million, respectively. The fair value of the 8.125% 2027 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 8.125% 2027 Notes was $60.4 million and $60.7 million, respectively.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $2.5 million and $2.5 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.125% 2027 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025 the average dollar amount of 8.125% 2027 Notes outstanding was $60.4 million and $60.4 million, respectively.

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

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $0.0 million, respectively, of interest expense, $0.0 million and $0.0 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.0 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025 the average dollar amount of 8.75% 2025 Notes outstanding was $0.0 million and $0.0 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $0.0 million and $0.1 million, respectively, of interest expense, $0.0 million and $0.01 million, respectively, of amortization of deferred financing costs and $0.0 million and $0.01 million, respectively, of amortization of discount related to the 8.75% 2025 Notes. Interest expense, amortization of deferred financing costs and amortization of discount on issuance of notes are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025 the average dollar amount of 8.75% 2025 Notes outstanding was $0.0 million and $3.3 million, respectively.

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

As of August 31, 2026, the total amount of 8.50% 2028 Notes outstanding was $57.5 million. The 8.50% 2028 Notes are listed on the NYSE under the trading symbol “SAZ” with a par value of $25.00 per note. As of August 31, 2026, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $57.9 million, respectively. The fair value of the 8.50% 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 8.50% 2028 Notes was $57.5 million and $58.1 million, respectively.

For the three months ended August 31, 2026 and August 31, 2025, the Company recorded $1.2 million and $1.2 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 and August 31, 2025 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million, respectively.

For the six months ended August 31, 2026 and August 31, 2025, the Company recorded $2.4 million and $2.4 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of amortization of deferred financing costs related to the 8.50% 2028 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 and August 31, 2025 the average dollar amount of 8.50% 2028 Notes outstanding was $57.5 million and $57.5 million, respectively.

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

As of August 31, 2026, the total amount of 7.25% 2030 Notes outstanding was $50.0 million. The 7.25% 2030 Notes are not listed and have a par value of $1,000 per note. As of August 31, 2026, the carrying amount and fair value of the 7.25% 2030 Notes was $50.0 million and $48.4 million, respectively, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 7.25% 2030 Notes was $50.0 million and $49.6 million, respectively, which is based on a market yield analysis and would be classified as a Level 3 liability within the fair value hierarchy.

For the three months ended August 31, 2026, the Company recorded $0.9 million of interest expense and $0.1 million of amortization of deferred financing costs related to the 7.25% 2030 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026 the average dollar amount of 7.25% 2030 Notes outstanding was $50.0 million.

For the six months ended August 31, 2026, the Company recorded $1.8 million of interest expense and $0.2 million of amortization of deferred financing costs related to the 7.25% 2030 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026 the average dollar amount of 7.25% 2030 Notes outstanding was $50.0 million.

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

As of August 31, 2026, the total amount of 7.50% 2031 Notes outstanding was $100.0 million. The 7.50% 2031 Notes are listed on the NYSE under the trading symbol “SAV” with a par value of $25.00 per note. As of August 31, 2026, the carrying amount and fair value of the 7.50% 2031 Notes was $100.0 million and $98.6 million, respectively. The fair value of the 7.50% 2031 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy. As of February 28, 2026, the carrying amount and fair value of the 7.50% 2031 Notes was $100.0 million and $101.7 million, respectively.

For the three months ended August 31, 2026, the Company recorded $1.9 million of interest expense and $0.2 million of amortization of deferred financing costs related to the 7.50% 2031 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three months ended August 31, 2026, the average dollar amount of 7.50% 2031 Notes outstanding was $100.0 million.

For the six months ended August 31, 2026, the Company recorded $3.8 million of interest expense and $0.4 million of amortization of deferred financing costs related to the 7.50% 2031 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the six months ended August 31, 2026, the average dollar amount of 7.50% 2031 Notes outstanding was $100.0 million.

8.00% 2031 Notes

On August 26, 2026, the Company issued $85.0 million in aggregate principal amount of 8.00% fixed-rate notes due 2031 (the “8.00% 2031 Notes”) for net proceeds of $82.3 million after deducting the underwriting commission of approximately $2.7 million. Offering costs incurred were approximately $0.2 million. Interest on the 8.00% 2031 Notes is paid quarterly in arrears on February 28, May 31, August 31, and November 30, at a rate of 8.00% per year, commencing November 30, 2026. The 8.00% 2031 Notes mature on August 31, 2031, and commencing August 26, 2028, may be redeemed in whole or in part at any time or from time to time at the Company’s option. Net proceeds from this offering, together with available cash, were used to redeem the Company’s outstanding 6.00% 2027 Notes. Financing costs of $2.9 million related to the 8.00% 2031 Notes have been capitalized and are being amortized over the term of the 8.00% 2031 Notes.

As of August 31, 2026, the total amount of 8.00% 2031 Notes outstanding was $85.0 million. The 8.00% 2031 Notes are listed on the NYSE under the trading symbol “SAX” with a par value of $25.00 per note. As of August 31, 2026, the carrying amount and fair value of the 8.00% 2031 Notes was $85.0 million and $84.3 million, respectively. The fair value of the 8.00% 2031 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date and would be classified as a Level 1 liability within the fair value hierarchy.

For the three and six months ended August 31, 2026, the Company recorded $0.1 million of interest expense and $0.01 million of amortization of deferred financing costs related to the 8.00% 2031 Notes. Interest expense and amortization of deferred financing costs are reported as interest and debt financing expense on the consolidated statements of operations. During the three and six months ended August 31, 2026, the average dollar amount of 8.00% 2031 Notes outstanding was $5.5 million and $2.8 million, respectively.

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities (3)	Asset Coverage per Unit (4)	Involuntary Liquidating Preference per Share (5)	Average Market Value per Share (6)
	(in thousands)
Credit Facility with Valley National Bank
Fiscal year 2027 (as of August 31, 2026)	$32,500	$1,719	-	N/A
Fiscal year 2026 (as of February 28, 2026)	$32,500	$1,684	-	N/A
Credit Facility with Encina Lender Finance, LLC (21)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$32,500	$1,629	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$3,500	$1,610	-	N/A
Fiscal year 2023 (as of February 28, 2023)	$32,500	$1,659	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$12,500	$2,093	-	N/A
Credit Facility with Live Oak Banking Company
Fiscal year 2027 (as of August 31, 2026)	$37,500	$1,719	-	N/A
Fiscal year 2026 (as of February 28, 2026)	$37,500	$1,684	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A
Credit Facility with Madison Capital Funding (14)
Fiscal year 2021 (as of February 28, 2021)	$-	$3,471	-	N/A
Fiscal year 2020 (as of February 29, 2020)	$-	$6,071	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$-	$2,345	-	N/A
Fiscal year 2018 (as of February 28, 2018)	$-	$2,930	-	N/A
Fiscal year 2017 (as of February 28, 2017)	$-	$2,710	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$-	$3,025	-	N/A
Fiscal year 2015 (as of February 28, 2015)	$9,600	$3,117	-	N/A
Fiscal year 2014 (as of February 28, 2014)	$-	$3,348	-	N/A
Fiscal year 2013 (as of February 28, 2013)	$24,300	$5,421	-	N/A
Fiscal year 2012 (as of February 29, 2012)	$20,000	$5,834	-	N/A
Fiscal year 2011 (as of February 28, 2011)	$4,500	$20,077	-	N/A
7.50% Notes due 2020 (7)
Fiscal year 2017 (as of February 28, 2017)	$-	$-	-	N/A
Fiscal year 2016 (as of February 29, 2016)	$61,793	$3,025	-	$25.24	(8)
Fiscal year 2015 (as of February 28, 2015)	$48,300	$3,117	-	$25.46	(8)
Fiscal year 2014 (as of February 28, 2014)	$48,300	$3,348	-	$25.18	(8)
6.75% Notes due 2023 (9)
Fiscal year 2020 (as of February 29, 2020)	$-	$-	-	N/A
Fiscal year 2019 (as of February 28, 2019)	$74,451	$2,345	-	$25.74	(10)
Fiscal year 2018 (as of February 28, 2018)	$74,451	$2,930	-	$26.05	(10)
Fiscal year 2017 (as of February 28, 2017)	$74,451	$2,710	-	$25.89	(10)
8.75% Notes due 2025 (18)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$20,000	$1,629	-	N/A	(12)
Fiscal year 2024 (as of February 29, 2024)	$20,000	$1,610	-	$25.00	(12)
6.25% Notes due 2025 (13)
Fiscal year 2022 (as of February 28, 2022)	$-	$-	-	N/A
Fiscal year 2021 (as of February 28, 2021)	$60,000	$3,471	-	$24.24	(11)
Fiscal year 2020 (as of February 29, 2020)	$60,000	$6,071	-	$25.75	(11)
Fiscal year 2019 (as of February 28, 2019)	$60,000	$2,345	-	$24.97	(11)
7.00% Notes due 2025 (20)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$12,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$12,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$12,000	$1,659	-	$25.00	(12)
7.25% Notes due 2025 (17)
Fiscal year 2023 (as of February 28, 2023)	$-	$-	-	N/A
Fiscal year 2022 (as of February 28, 2022)	$43,125	$2,093	-	$25.46	(11)
Fiscal year 2021 (as of February 28, 2021)	$43,125	$3,471	-	$25.77	(11)

SENIOR SECURITIES

(dollar amounts in thousands, except per share data)

Class and Year (1)(2)	Total Amount Outstanding Exclusive of Treasury Securities (3)	Asset Coverage per Unit (4)	Involuntary Liquidating Preference per Share (5)	Average Market Value per Share (6)
	(in thousands)
7.75% Notes due 2025 (19)
Fiscal year 2025 (as of February 28, 2025)	$-	$-	-	N/A
Fiscal year 2024 (as of February 29, 2024)	$5,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$5,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$5,000	$2,093	-	$25.00	(12)
Fiscal year 2021 (as of February 28, 2021)	$5,000	$3,471	-	$25.00	(12)
4.375% Notes due 2026 (22)
Fiscal year 2026 (as of February 28, 2026)	$-	$-	-	N/A
Fiscal year 2025 (as of February 28, 2025)	$175,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$175,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$175,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$175,000	$2,093	-	$25.00	(12)
4.35% Notes due 2027
Fiscal year 2027 (as of August 31, 2026)	$75,000	$1,719	-	$25.00	(12)
Fiscal year 2026 (as of February 28, 2026)	$75,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$75,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$75,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$75,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$75,000	$2,093	-	$25.00	(12)
6.00% Notes due 2027
Fiscal year 2027 (as of August 31, 2026)	$105,500	$1,719	-	$24.94	(15)
Fiscal year 2026 (as of February 28, 2026)	$105,500	$1,684	-	$24.74	(15)
Fiscal year 2025 (as of February 28, 2025)	$105,500	$1,629	-	$24.36	(15)
Fiscal year 2024 (as of February 29, 2024)	$105,500	$1,610	-	$23.51	(15)
Fiscal year 2023 (as of February 28, 2023)	$105,500	$1,659	-	$23.97	(15)
6.25% Notes due 2027
Fiscal year 2027 (as of August 31, 2026)	$15,000	$1,719	-	$25.00	(12)
Fiscal year 2026 (as of February 28, 2026)	$15,000	$1,684	-	$25.00	(12)
Fiscal year 2025 (as of February 28, 2025)	$15,000	$1,629	-	$25.00	(12)
Fiscal year 2024 (as of February 29, 2024)	$15,000	$1,610	-	$25.00	(12)
Fiscal year 2023 (as of February 28, 2023)	$15,000	$1,659	-	$25.00	(12)
Fiscal year 2022 (as of February 28, 2022)	$15,000	$2,093	-	$25.00	(12)
8.00% Notes due 2027
Fiscal year 2027 (as of August 31, 2026)	$46,000	$1,719	-	$25.48	(15)
Fiscal year 2026 (as of February 28, 2026)	$46,000	$1,684	-	$25.47	(15)
Fiscal year 2025 (as of February 28, 2025)	$46,000	$1,629	-	$25.21	(15)
Fiscal year 2024 (as of February 29, 2024)	$46,000	$1,610	-	$25.00	(15)
8.125% Notes due 2027
Fiscal year 2027 (as of August 31, 2026)	$60,375	$1,719	-	$25.29	(15)
Fiscal year 2026 (as of February 28, 2026)	$60,375	$1,684	-	$25.37	(15)
Fiscal year 2025 (as of February 28, 2025)	$60,375	$1,629	-	$25.27	(15)
Fiscal year 2024 (as of February 29, 2024)	$60,375	$1,610	-	$25.05	(15)
Fiscal year 2023 (as of February 28, 2023)	$60,375	$1,659	-	$25.10	(15)
8.50% Notes due 2028
Fiscal year 2027 (as of August 31, 2026)	$57,500	$1,719	-	$25.39	(16)
Fiscal year 2026 (as of February 28, 2026)	$57,500	$1,684	-	$25.39	(16)
Fiscal year 2025 (as of February 28, 2025)	$57,500	$1,629	-	$25.47	(16)
Fiscal year 2024 (as of February 29, 2024)	$57,500	$1,610	-	$25.17	(16)
7.25% Notes due 2029
Fiscal year 2027 (as of August 31, 2026)	$25,000	$1,719	-	N/A	(12)
7.25% Notes due 2030
Fiscal year 2027 (as of August 31, 2026)	$50,000	$1,719	-	N/A	(12)
Fiscal year 2026 (as of February 28, 2026)	$50,000	$1,684	-	N/A	(12)
7.50% Notes due 2031
Fiscal year 2027 (as of August 31, 2026)	$100,000	$1,719	-	$24.98	(23)
Fiscal year 2026 (as of February 28, 2026)	$100,000	$1,684	-	$25.29	(23)
8.00% Notes due 2031
Fiscal year 2027 (as of August 31, 2026)	$85,000	$1,719	-	$24.77	(24)

(1)	We have excluded our SBA-guaranteed debentures from this table because the SEC has granted us exemptive relief that permits us to exclude such debentures from the definition of senior securities in the 150% asset coverage ratio we are required to maintain under the 1940 Act.

(2)	This table does not include the senior securities of our predecessor entity, GSC Investment Corp., relating to a revolving securitized credit facility with Deutsche Bank, in light of the fact that the Company was under different management during the time that such credit facility was outstanding.

(3)	Total amount of senior securities outstanding at the end of the period presented.

(4)	Asset coverage per unit is the ratio of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness, calculated on a total basis.

(5)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

(6)	Not applicable for credit facility because not registered for public trading.

(7)	On January 13, 2017, the Company redeemed in full its 2020 Notes. The Company used a portion of the net proceeds from the 2023 Notes offering, which was completed in December 2016, to redeem the 2020 Notes in full.

(8)	Based on the average daily trading price of the 2020 Notes on the NYSE.

(9)	On December 21, 2019 and February 7, 2020, the Company redeemed $50.0 million and $24.45 million, respectively, in aggregate principal amount of the $74.45 million in aggregate principal amount of issued and outstanding 2023 Notes.

(10)	Based on the average daily trading price of the 2023 Notes on the NYSE.

(11)	Based on the average daily trading price of the 2025 Notes on the NYSE.

(12)	The carrying value of this unlisted security approximates its fair value, based on a waterfall analysis showing adequate collateral coverage.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes. The Company used a portion of the net proceeds from the 4.375% 2026 Notes offering, which was completed in July 2021, to redeem the 6.25% 2025 Notes in full.

(14)	On October 4, 2021, the Company repaid all remaining amounts outstanding under the Madison Credit Facility and the credit agreement relating to the Madison Credit Facility was terminated.

(15)	Based on the average daily trading price of the 2027 Notes on the NYSE.

(16)	Based on the average daily trading price of the 2028 Notes on the NYSE.

(17)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the issued and outstanding 7.25% 2025 Notes.

(18)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.

(19)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.

(20)	On September 8, 2025, we repaid $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes.

(21)	On November 6, 2025, the Company repaid all remaining amounts outstanding under the Encina Credit Facility and the credit agreement relating to the Encina Credit Facility was terminated.

(22)	On February 28, 2026, we repaid $175.0 million in aggregate principal amount of the issued and outstanding 4.375% 2026 Notes.

(23)	Based on the average daily trading price of the 2031 Notes on the NYSE.

(24)	Based on the average daily trading price of the 2031 Notes on the NYSE.

Note 9. Commitments and Contingencies

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2026:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Valley Bank credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	37,500	37,500	-	-	-
SBA debentures	213,000	-	-	84,000	129,000
4.35% 2027 Notes	75,000	75,000	-	-	-
6.00% 2027 Notes	105,500	105,500	-	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.50% 2028 Notes	57,500	-	57,500	-	-
7.25% 2029 Notes	25,000	-	25,000	-	-
7.25% 2030 Notes	50,000	-	-	50,000	-
7.50% 2031 Notes	100,000	-	-	100,000	-
8.00% 2031 Notes	85,000	-	-	85,000	-
Total Long-Term Debt Obligations	$902,375	$218,000	$236,375	$319,000	$129,000

Off-Balance Sheet Arrangements

As of August 31, 2026 and February 28, 2026, the Company’s off-balance sheet arrangements consisted of $181.1 million and $153.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2026 and February 28, 2026 is shown in the table below (dollars in thousands):

	August 31, 2026	February 28, 2026
At Company’s discretion
Angry Chickz, Inc.	-	$4,000
Artemis Wax Corp.	-	7,500
Better Impact USA Inc.	5,000	5,000
Haystack Team Inc.	5,000	5,000
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	900	800
Saratoga Senior Loan Fund I JV, LLC	6,933	6,933
SAI Systems Health, LLC	4,000	4,000
Source 44 LLC	20,000	20,000
StockIQ Technologies, LLC	3,250	5,000
Zollege PBC	1,500	-
Total	$61,083	$72,733

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	2,100	2,100
Axero Holdings, LLC - Revolving Credit Facility	-	500
Better Impact USA Inc.	5,000	5,000
BQE Software, Inc.	-	250
Breezeway Homes, Inc.	4,000	4,000
Cloudpermit	8,000	8,500
Exigo, LLC - Revolving Credit Facility	625	625
Gen4 Dental Partners Holdings, LLC	-	2,381
Innergy, Inc.	2,120	1,500
Inspect Point Holdings, LLC	2,000	4,000
LFR Chicken LLC	25,000	25,000
Ludi, Inc. - Revolving Credit Facility	1,850	3,600
Rewind Intermediate Inc.	24,100	-
Rewind Intermediate Inc. - Revolving Credit Facility	3,000	-
SAI Systems Health, LLC	1,474	1,474
SmartAC.com, LLC	17,000	17,000
Source 44 LLC	500	500
Source 44 LLC - Revolving Credit Facility	2,000	2,000
StockIQ Technologies, LLC	1,750	400
Vitana DSO, LLC	12,045	-
Yumi Ice Cream Company, LLC	3,839	-
Yumi Ice Cream Company, LLC - Revolving Credit Facility	3,571	-
Zollege PBC	-	1,500
	119,974	80,330
Total	$181,057	$153,063

The Company believes its assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2026, the Company had cash and cash equivalents of $80.1 million, $52.5 million in available borrowings under the Valley Credit Facility, and $37.5 million in available borrowings under the Live Oak Credit Facility. The Company also has $46.0 million available SBA debentures that can be used for any commitments held by SBIC III LP.

Note 10. Directors Fees

The independent directors of the Company’s board of directors each receive an annual fee of $90,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee receives an annual fee of $8,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as defined in Section 2(a)(19) of the 1940 Act). For the three months ended August 31, 2026 and August 31, 2025, we incurred $0.1 million and $0.1 million for directors’ fees and expenses, respectively. For the six months ended August 31, 2026 and August 31, 2025, the Company incurred $0.3 million and $0.3 million for directors’ fees and expenses, respectively. As of August 31, 2026 and February 28, 2026, $0.0 million and $0.0 million in directors’ fees and expenses were accrued and unpaid, respectively. As of August 31, 2026, the Company had not issued any common stock to our directors as compensation for their services.

Note 11. Stockholders’ Equity

Share Repurchases

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 2.7 million shares of common stock. On January 6, 2026, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2027. As of August 31, 2026, the Company purchased 1,481,822 shares of common stock, at an average price of $21.11 for approximately $31.3 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2026, the Company purchased 444,124 shares of common stock, at an average price of $18.91 for approximately $8.4 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2026, the Company purchased 444,124 shares of common stock, at an average price of $18.91 for approximately $8.4 million pursuant to the Share Repurchase Plan.

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

During the three and six months ended August 31, 2026, the Company did not sell any shares of common stock pursuant to the Equity ATM Program. As of August 31, 2026, the Company sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.42 for aggregate net proceeds of $225.4 million (net of transaction costs). The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

The Company adopted Rule 3-04/Rule 8-03(a)(5) under Regulation S-X (Note 2). Pursuant to Regulation S-X, the Company has presented a reconciliation of the changes in each significant caption of stockholders’ equity as shown in the tables below:

	Common Stock		Capital in Excess	Total Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Balance at February 28, 2025	$15,183,078	$15,183	$412,913,597	$(20,263,312)	$392,665,468
Increase (Decrease) from Operations:
Net investment income	-	-	-	10,142,032	10,142,032
Net realized gain (loss) from investments	-	-	-	2,901,339	2,901,339
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	943,977	943,977
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(55,085)	(55,085)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(18,980,079)	(18,980,079)
Capital Share Transactions:
Proceeds from issuance of common stock	244,831	245	6,143,575	-	6,143,820
Capital contribution from Manager	-	-	297,770	-	297,770
Stock dividend distribution	101,482	101	2,312,052	-	2,312,153
Offering costs	-	-	(2,080)	-	(2,080)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-	-
Balance at May 31, 2025	$15,529,391	$15,529	$421,664,914	$(25,311,128)	$396,369,315
Net investment income	-	-	-	9,080,733	9,080,733
Net realized gain (loss) from investments	-	-	-	52,691	52,691
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,727,713	3,727,713
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	423,998	423,998
Decrease from Shareholder Distributions:				-
Distributions of investment income	-	-	-	(11,797,313)	(11,797,313)
Capital Share Transactions:
Proceeds from issuance of common stock	443,406	443	11,101,401	-	11,101,844
Capital contribution from Manager	-	-	271,552	-	271,552
Stock dividend distribution	54,515	55	1,289,733	-	1,289,788
Offering costs	-	-	(20,753)	-	(20,753)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-	-
Balance at August 31, 2025	$16,027,312	$16,027	$434,306,847	$(23,823,306)	$410,499,568
Net investment income	-	-	-	9,786,386	9,786,386
Net realized gain (loss) from investments	-	-	-	3,070,547	3,070,547
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(583,659)	(583,659)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(150,134)	(150,134)
Realized losses on extinguishment of debt	-	-	-	(123,157)	(123,157)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(12,078,766)	(12,078,766)
Capital Share Transactions:
Proceeds from issuance of common stock	58,962	59	1,507,206	-	1,507,265
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	59,124	59	1,281,827	-	1,281,886
Offering costs	-	-	(3,024)	-	(3,024)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-	-
Balance at November 30, 2025	$16,145,398	$16,145	$437,092,856	$(23,902,089)	$413,206,912
Net investment income	-	-	-	7,797,648	7,797,648
Net realized gain (loss) from investments	-	-	-	(278,087)	(278,087)
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-

	Common Stock		Capital in Excess	Total Distributable Earnings
	Shares	Amount	of Par Value	(Loss)	Net Assets
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,326,511)	(9,326,511)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(105,281)	(105,281)
Realized losses on extinguishment of debt	-	-	-	(700,853)	(700,853)
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(16,169,750)	(16,169,750)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Repurchases of common stock	(2,495)	(2)	(54,312)	-	(54,314)
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	81,295	81	1,785,909	-	1,785,990
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	378,024	(378,024)	-
Balance at February 28, 2026	$16,224,198	$16,224	$439,202,477	$(43,062,947)	$396,155,754
Net investment income	-	-	-	7,592,987	7,592,987
Net realized gain (loss) from investments	-	-	-	150,207	150,207
Income tax (provision) benefit from realized gain on investments	-	-	-	-	-
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(15,177,131)	(15,177,131)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	530,824	530,824
Realized losses on extinguishment of debt	-	-	-	-	-
Decrease from Shareholder Distributions:					-
Distributions of investment income	-	-	-	(12,184,227)	(12,184,227)
Capital Share Transactions:					-
Proceeds from issuance of common stock	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Capital contribution from Manager		-	-	-	-
Stock dividend distribution	64,827	65	1,386,479	-	1,386,544
Offering costs		-		-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-	-
Balance at May 31, 2026	$16,289,025	$16,289	$440,588,956	$(62,150,287)	$378,454,958
Net investment income	-	-	-	7,305,164	7,305,164
Net realized gain (loss) from investments	-	-	-	2,057,105	2,057,105
Income tax (provision) benefit from realized gain on investments	-	-	-	(71,949)	(71,949)
Realized losses on extinguishment of debt	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(16,464,063)	(16,464,063)
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	512,564	512,564
Realized losses on extinguishment of debt	-	-	-	-	-
Decrease from Shareholder Distributions:
Distributions of investment income	-	-	-	(12,157,379)	(12,157,379)
Capital Share Transactions:
Proceeds from issuance of common stock	-	-	-	-	-
Repurchases of common stock	(444,124)	(444)	(8,398,902)	-	(8,399,346)
Repurchase fees	-	-	(8,882)	-	(8,882)
Capital contribution from Manager	-	-	-	-	-
Stock dividend distribution	71,027	71	1,348,580	-	1,348,651
Offering costs	-	-	-	-	-
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	-	-	-	-	-
Balance at August 31, 2026	$15,915,928	$15,916	$433,529,752	$(80,968,845)	$352,576,823

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and six months ended August 31, 2026 and August 31, 2025 (dollars in thousands except share and per share amounts):

	For the three months ended		For the six months ended
Basic and Diluted	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net increase (decrease) in net assets resulting from operations	$(6,661)	$13,285	$(13,564)	$27,217
Weighted average common shares outstanding	16,155,202	15,775,387	16,203,415	15,560,114
Weighted average earnings (loss) per common share	$(0.41)	$0.84	$(0.84)	$1.75

Note 13. Dividend

The following table summarizes dividends declared for the six months ended August 31, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
March 17, 2026	April 7, 2026	April 23, 2026	$0.25	$4,061
March 17, 2026	May 5, 2026	May 21, 2026	0.25	4,067
March 17, 2026	June 4, 2026	June 23, 2026	0.25	4,072
June 11, 2026	July 6, 2026	July 23, 2026	0.25	4,078
June 11, 2026	August 5, 2026	August 25, 2026	0.25	4,007
June 11, 2026	September 3, 2026	September 23, 2026	0.25	3,978
Total dividends declared			$1.50	$24,263

*	Total amount is calculated based on the number of shares outstanding at the date of record.

The following table summarizes dividends declared for the six months ended August 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount*
March 6, 2025	March 6, 2025	March 25, 2025	$0.74	$11,303
April 8, 2025	April 8, 2025	April 24, 2025	0.25	3,836
May 6, 2025	May 6, 2025	May 22, 2025	0.25	3,841
June 5, 2025	June 5, 2025	June 24, 2025	0.25	3,892
July 8, 2025	July 8, 2025	July 24, 2025	0.25	3,917
August 6, 2025	August 6, 2025	August 21, 2025	0.25	3,988
Total dividends declared			$1.99	$30,777

*	Total amount is calculated based on the number of shares outstanding at the date of record.

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended August 31, 2026 and August 31, 2025:

Per share data	August 31, 2026	August 31, 2025
Net asset value at beginning of period	$24.42	$25.86
Net investment income(1)	0.92	1.24
Net realized and unrealized gain and losses on investments(1)(20)	(1.76)	0.51
Net increase in net assets resulting from operations	(0.84)	1.75
Distributions declared from net investment income	(1.50)	(1.99)
Total distributions to stockholders	(1.50)	(1.99)
Issuance of common stock at net asset value (2)	-	(0.04)
Capital contribution from Manager for the issuance of common stock (19)	-	0.04
Repurchases of common stock(3)	0.15	-
Dilution(4)	(0.08)	(0.01)
Net asset value at end of period	$22.15	$25.61
Net assets at end of period	$352,576,823	$410,499,568
Shares outstanding at end of period	15,915,928	16,027,312
Per share market value at end of period	$18.50	$25.54
Total return based on market value(5)(6)	(13.97)%	4.79%
Total return based on net asset value(5)(7)	(2.41)%	7.52%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	8.85%	10.72%
Expenses:
Ratios of operating expenses and income taxes to average net assets(9)	7.96%	6.90%
Ratio of incentive management fees to average net assets(5)	0.99%	1.20%
Ratio of interest and debt financing expenses to average net assets(9)	14.63%	12.32%
Ratio of total expenses and income taxes to average net assets(8)	23.58%	20.42%
Portfolio turnover rate(5)(10)	7.74%	9.68%
Asset coverage ratio per unit(11)	1,719	1,666
Average market value per unit
Revolving Credit Facilities(12)	N/A	N/A
SBA Debentures Payable(12)	N/A	N/A
8.75% Notes Payable 2025(12)(15)	N/A	N/A
6.25% Notes Payable 2025(13)	N/A	N/A
7.00% Notes Payable 2025(12)(17)	N/A	N/A
7.25% Notes Payable 2025(14)	N/A	N/A
7.75% Notes Payable 2025(12)(16)	N/A	N/A
4.375% Notes Payable 2026(12)(18)	N/A	N/A
4.35% Notes Payable 2027(12)	N/A	N/A
6.00% Notes Payable 2027	$24.94	$24.62
6.25% Notes Payable 2027(12)	N/A	N/A
8.00% Notes Payable 2027	$25.48	$25.50
8.125% Notes Payable 2027	$25.29	$25.37
8.50% Notes Payable 2028	$25.39	$25.37
7.25% Notes Payable 2029 (12)	N/A	N/A
7.25% Notes Payable 2030 (12)	N/A	N/A
7.50% Notes Payable 2031	$24.98	N/A
8.00% Notes Payable 2031	$24.77	N/A

(1)	Per share amounts are calculated using the weighted average shares outstanding during the period.

(2)	The continuous issuance of common stock may cause an incremental decrease in NAV per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company less than NAV per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the NAV per share on each share transaction date, divided by (ii) the total shares outstanding during the period.

(3)	Represents the anti-dilutive impact on the NAV of the Company due to the repurchase of common shares. See Note 11. Stockholders’ Equity.

(4)	Represents the dilutive effect of issuing common stock below NAV per share during the period in connection with the satisfaction of the Company’s annual RIC distribution requirement and may include the impact of the different share amounts used for different items (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the per common share data calculation and rounding impacts. See Note 13. Dividend.

(5)	Ratios are not annualized.

(6)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(7)	Total investment return is calculated assuming a purchase of common shares at the current NAV on the first day and a sale at the current net asset value on the last day of the periods reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total investment return does not reflect brokerage commissions.

(8)	Ratios are annualized. Incentive management fees included within the ratio are not annualized.

(9)	Ratios are annualized, except for income taxes.

(10)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value.

(11)	Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

(12)	The Revolving Credit Facilities, SBA Debentures, 8.75% Notes Payable 2025, 7.00% Notes Payable 2025, 7.75% Notes Payable 2025, 4.375% Notes Payable 2026, 4.35% Notes Payable 2027, 6.25% Notes Payable 2027, 7.25% Notes Payable 2029 and 7.25% Notes Payable 2030 are not registered for public trading.

(13)	On August 31, 2021, the Company redeemed $60.0 million in aggregate principal amount of the issued and outstanding 6.25% 2025 Notes and, as a result of the full redemption, the 6.25% 2025 Notes are no longer listed on the NYSE.

(14)	On July 14, 2022, the Company redeemed $43.1 million in aggregate principal amount of the $43.1 million in aggregate principal amount of issued and outstanding 7.25% 2025 Notes and are no longer listed on the NYSE.

(15)	On March 31, 2025, we repaid $20.0 million in aggregate principal amount of the issued and outstanding 8.75% 2025 Notes.

(16)	On July 9, 2025, we repaid $5.0 million in aggregate principal amount of the issued and outstanding 7.75% 2025 Notes.

(17)	On September 8, 2025, we repaid $12.0 million in aggregate principal amount of the issued and outstanding 7.00% 2025 Notes.

(18)	On February 28, 2026, we repaid $175.0 million in aggregate principal amount of the issued and outstanding 4.375% 2026 Notes.

(19)	The Manager agreed to reimburse the Company to the extent the per share price of the shares to the public, less underwriting fees, was less than net asset value per share.

(20)	Includes income tax (provision) benefit from realized gain on investments and net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments.

Note 15. Subsequent Events

Dividend Declaration

On September 9, 2026, the Company declared the following dividends for the quarter ending November 30, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
September 2026	$0.25	October 6, 2026	October 22, 2026
October 2026	$0.25	November 5, 2026	November 24, 2026
November 2026	$0.25	December 3, 2026	December 22, 2026

SBIC III LP

On September 4, 2026, the Company received notification from the SBA that SBIC III LP’s individual leverage limit was increased to $250.0 million, providing an additional $75.0 million of long-term capital in the form of SBA-guaranteed debentures.

Refinancing of the Saratoga CLO

On September 17, 2026, the Company completed the sixth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to October 2029, extended its legal maturity to October 2037, and established a non-call period ending in April 2028. In addition, and as part of the refinancing, the Saratoga CLO had approximately $350 million in assets. As part of this refinancing, the Company invested an additional $16.2 million in newly issued subordinated notes of the Saratoga CLO and purchased $2.6 million in aggregate principal amount of its Class E-2-R5 notes tranche at par.

Redemption of 6.00% 2027 Notes

On September 18, 2026, the Company redeemed, in full, $105.5 million aggregate principal amount of the issued and outstanding 6.00% 2027 Notes. The 6.00% 2027 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding, the date of redemption.

Exercise of Overallotment Option for 8.00% 2031 Notes

On September 2, 2026, the underwriters fully exercised their option to purchase an additional $12.8 million in aggregate principal amount of the 8.00% 2031 Notes for net proceeds to the Company of $12.4 million after deducting underwriting commissions of approximately $0.4 million.

Additional Offering for 8.00% 2031 Notes

On September 24, 2026, the Company issued an additional $23.1 million in aggregate principal amount of the 8.00% 2031 Notes, including the underwriters’ exercise in full of their over-allotment option. Net proceeds to the Company were $22.5 million, based on the public offering price of 99.6% of the aggregate principal amount, after deducting underwriting commissions of approximately $0.5 million. Estimated offering costs incurred were approximately $0.2 million. The additional 8.00% 2031 Notes are treated as a single series with the existing 8.00% 2031 Notes under the indenture and have the same terms as the existing 8.00% 2031 Notes, except for the issue date and offering price. Following this issuance, the total amount of 8.00% 2031 Notes outstanding was $120.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Note About Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

●	the relative and absolute investment performance and operations of our Manager;

●	the impact of increased competition;

●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

●	the unfavorable resolution of any future legal proceedings;

●	our business prospects and the operational and financial performance of our portfolio companies, including our ability to achieve our and their respective objectives as a result of the current economic conditions caused by, among other things, elevated levels of inflation, and uncertainty relating to the interest rate environment, and the effects of the disruptions caused thereby on our ability to continue to effectively manage our business;

●	interest rate volatility, including the uncertainty relating to the interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

●	the impact of investments that we expect to make and future acquisitions and divestitures;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	our expected financings and investments;

●	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), or to operate our small business investment company (“SBIC”) subsidiaries, and to continue to qualify to be taxed as a regulated investment company (“RIC”);

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;

●	the elevated level of inflation, and its impact on our portfolio companies and on the industries in which we invest;

●	the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;

●	the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest, including the conflict between Ukraine and Russia and turmoil in Europe and the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our Manager;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to access capital and any future financings by us;

●	the ability of our Manager to attract and retain highly talented professionals; and

●	the ability of our Manager to locate suitable investments for us and to monitor and effectively administer our investments.

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

On October 26, 2021, we entered into a Limited Liability Company Agreement with TJHA JV I LLC (“TJHA”) to co-manage Saratoga Senior Loan Fund I JV, LLC (“SLF JV”). SLF JV is invested in Saratoga Investment Corp Senior Loan Fund 2021-1 Ltd (“SLF 2021”), which is a wholly owned subsidiary of SLF JV. SLF 2021 was formed for the purpose of making investments in a diversified portfolio of broadly syndicated first lien and second lien term loans or bonds in the primary and secondary markets.

On September 30, 2022, SLF 2021 was renamed to Saratoga Investment Corp Senior Loan Fund 2022-1, Ltd. (“SLF 2022”).

We and TJHA have equal voting interest on all material decisions with respect to SLF JV, including those involving its investment portfolio, and equal control of corporate governance. No management fee is charged to SLF JV as control and management of SLF JV is shared equally.

We and TJHA have committed to provide up to a combined $50.0 million of financing to SLF JV through cash contributions, where we provided $43.75 million and TJHA provided $6.25 million, resulting in an 87.5% and 12.5% ownership between the two parties. The financing is issued in the form of an unsecured note and equity. The unsecured note will pay a fixed-rate of 10.0% per annum and is due and payable in full on October 20, 2033. As of August 31, 2026, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of February 28, 2026, our and TJHA’s investment in SLF JV consisted of an unsecured note of $17.6 million and $2.5 million, respectively; and membership interest of $19.2 million and $2.7 million, respectively. As of August 31, 2026 and February 28, 2026, our investment in the unsecured note of SLF JV had a fair value of $15.5 million and $16.1 million, respectively, and our investment in the membership interests of SLF JV had a fair value of $4.1 million and $1.5 million, respectively.

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

On September 24, 2025, we completed the first refinancing of SLF 2022. This refinancing, among other things, extended SLF 2022’s investment period to October 2028. As part of this refinancing, we purchased $8.8 million of the SLF 2022-1 Class E-R Notes tranche at par. Concurrently, the existing $12.3 million of the SLF 2022-1 Class E Notes were repaid. We also paid $1.6 million of additional equity investment related to the refinancing of SLF JV. As of August 31, 2026 and February 28, 2026, the fair value of these Class E-R Notes was $8.3 million and $8.4 million, respectively.

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

Portfolio and Investment Activity

Investment Portfolio Overview

	August 31, 2026	February 28, 2026
	($ in millions)
Number of investments(1)	112	108
Number of portfolio companies(2)	50	49
Average investment per portfolio company(2)	$21.2	$21.2
Average investment size(1)	$9.5	$9.6
Weighted average maturity(3)	2.9 yrs	3.0 yrs
Number of industries(5)	45	43
Non-performing or delinquent investments (fair value)	$-	$2.0
Fixed rate debt (% of interest earning portfolio)(3)	$9.8(1.0)%	$11.2(1.2)%
Fixed rate debt (weighted average current coupon)(3)	8.7%	9.1%
Floating rate debt (% of interest earning portfolio)(3)	$972.6(99.0)%	$942.5(98.8)%
Floating rate debt (weighted average current spread over SOFR)(3)(4)	6.5%	6.6%

(1)	Excludes our investment in the subordinated notes of Saratoga CLO, and our investments in BBB and BB CLO debt securities.

(2)	Excludes our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E-R Notes of the SLF 2022, and our investments in BB and BBB CLO debt securities.

(3)	Excludes our investment in the subordinated notes of Saratoga CLO and equity interests, as well as the unsecured notes and equity interests in SLF JV, Class E-R Notes of the SLF 2022 and our investments in BB and BBB CLO debt securities.

(4)	Calculation uses either 1-month or 3-month SOFR, depending on the contractual terms, and after factoring in any existing SOFR floors.

(5)	Our investment in the subordinated notes of Saratoga CLO and Class F-R-3 Note tranche, the unsecured notes and equity interests in the SLF JV, Class E-R Notes tranche of the SLF 2022 and our investments in BB and BBB CLO debt securities are included in Structured Finance Securities industry.

During the three months ended August 31, 2026, we invested $76.1 million in new and existing portfolio companies and had $39.0 million in aggregate amount of exits and repayments resulting in net investments of $37.1 million for the period. During the three months ended August 31, 2025, we invested $52.2 million in new and existing portfolio companies and had $29.8 million in aggregate amount of exits and repayments resulting in net investments of $22.4 million for the period.

During the six months ended August 31, 2026, we invested $155.3 million in new and existing portfolio companies and had $87.5 million in aggregate amount of exits and repayments, including $86.9 million of proceeds from sales and repayments of debt and equity investments in the current period and $0.6 million of additional proceeds from sales of equity investments realized in a prior period, resulting in net investments of $67.8 million for the period. During the six months ended August 31, 2025, we invested $102.3 million in new and existing portfolio companies and had $94.9 million in aggregate amount of exits and repayments resulting in net investments of $7.4 million for the period.

Portfolio Composition

Our portfolio composition at August 31, 2026: and February 28, 2026: at fair value was as follows:

	August 31, 2026		February 28, 2026
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First lien term loans	81.5%	10.5%	82.1%	10.2%
Second lien term loans	3.9	12.0	3.9	11.9
Unsecured term loans	1.4	11.4	1.5	10.9
Structured finance securities	6.1	10.9	4.9	11.6
Equity interests	7.1	-	7.6	-
Total	100.0%	9.9%	100.0%	9.6%

At August 31, 2026, our investment in the subordinated notes of Saratoga CLO, a collateralized loan obligation fund, had a fair value of $0.0 million and constituted 0.0% of our portfolio. This investment constitutes a first loss position in a portfolio that, as of August 31, 2026 and February 28, 2026, was composed of $337.5 million and $391.0 million, respectively, in aggregate principal amount of primarily senior secured first lien term loans. In addition, as of August 31, 2026, we also own $9.4 million in aggregate principal of the F-2-R-3 Notes in the Saratoga CLO, which only rank senior to the subordinated notes, and had a fair value of $0.0 million.

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

We do not consolidate the Saratoga CLO portfolio in our consolidated financial statements. Accordingly, the metrics below do not include the underlying Saratoga CLO portfolio investments. However, at August 31, 2026, $301.6 million or 98.3% of the Saratoga CLO portfolio investments in terms of market value had a CMR (as defined below) color rating of green or yellow and one Saratoga CLO portfolio investments were in default with a fair value of $0.2 million. At February 28, 2026, $348.3 million or 98.4% of the Saratoga CLO portfolio investments in terms of market value had a CMR color rating of green or yellow and one of the Saratoga CLO portfolio investments were in default with a fair value of $0.9 million. For more information relating to the Saratoga CLO, see the audited financial statements for Saratoga in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

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

Portfolio CMR distribution

The CMR distribution for our investments at August 31, 2026 and February 28, 2026 was as follows:

Saratoga Investment Corp.

	August 31, 2026		February 28, 2026
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$966,660	84.1%	$700,326	63.1%
Yellow	31,012	2.7	20,695	1.9
Red	8,573	0.7	2,039	0.2
N/A(1)	143,945	12.5	386,074	34.8
Total	$1,150,190	100.0%	$1,109,134	100.0%

(1)	Comprised of our investment in the subordinated notes of Saratoga CLO, equity interests, and our investments in BB and BBB CLO debt securities.

The CMR distribution of Saratoga CLO investments at August 31, 2026 and February 28, 2026 was as follows:

Saratoga CLO

	August 31, 2026		February 28, 2026
Color Score	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Green	$267,382	87.0%	$326,391	92.2%
Yellow	34,272	11.2	21,870	6.2
Red	4,618	1.5	5,023	1.4
N/A(1)	872	0.3	832	0.2
Total	$307,144	100.0%	$354,116	100.0%

(1)	Comprised of Saratoga CLO’s equity interests.

Portfolio composition by industry grouping at fair value

The following table shows our portfolio composition by industry grouping at fair value at August 31, 2026 and February 28, 2026:

Saratoga Investment Corp.

	August 31, 2026		February 28, 2026
	Investments At Fair Value	Percentage of Total Portfolio	Investments At Fair Value	Percentage of Total Portfolio
	($ in thousands)
Healthcare Services	$97,143	8.4%	$93,354	8.4%
Structured Finance Securities(1)	90,034	7.8	72,499	6.6
Consumer Services	66,712	5.8	66,299	6.0
Restaurant	59,684	5.2	55,648	5.0
Real Estate Services	52,690	4.6	52,325	4.7
HVAC Services and Sales	49,326	4.3	52,066	4.7
Healthcare Software	44,981	3.9	45,724	4.1
Education Services	40,171	3.5	35,720	3.2
Dental Practice Management	39,878	3.5	32,423	2.9
Surgical Benefits Management	35,074	3.0	34,694	3.1
Research Software	34,493	3.0	36,553	3.3
Municipal Government Software	33,587	2.9	33,694	3.0
Employee Collaboration Software	32,610	2.8	34,926	3.1
Financial Services	32,016	2.8	32,252	2.9
Education Software	31,802	2.8	31,936	2.9
Revenue Cycle Management & Related Services	28,798	2.5	28,175	2.6
Talent Acquisition Software	25,916	2.3	27,282	2.5
Pediatric and Orthodontic Dentistry	25,264	2.2	-	-
Health/Fitness Franchisor	24,138	2.1	24,608	2.2
Property Operations Management Software	22,992	2.0	22,783	2.1
Architecture & Engineering Software	22,956	2.0	23,697	2.1
Custom Millwork Software	22,238	1.9	40,354	3.6
Fire Inspection Business Software	21,780	1.9	20,046	1.8
Insurance Software	21,270	1.8	23,317	2.1
Corporate Education Software	20,324	1.8	20,442	1.8
Veterinary Services	19,001	1.7	13,291	1.2
IT Services	18,613	1.6	19,272	1.7
Mentoring Software	16,608	1.4	20,549	1.9
Marketing Orchestration Software	14,404	1.3	16,791	1.5
Specialty Distribution	13,121	1.1	-	-
Volunteer Program Management Software	12,942	1.1	12,910	1.2
Alternative Investment Management Software	12,225	1.1	13,089	1.2
Supply Chain Planning Software	11,886	1.0	11,690	1.1
Residential Remediation Services	9,323	0.8	-	-
Industrial Products	8,866	0.8	8,604	0.8
Direct Selling Software	8,573	0.7	20,417	1.8
HVAC Monitoring Devices	7,246	0.6	8,228	0.7
Product Compliance Software	6,074	0.5	5,961	0.5
Office Supplies	5,300	0.5	5,313	0.5
Cyber Security	3,199	0.3	4,233	0.4
Physician Compensation Management Software	3,136	0.3	1,375	0.1
Association Management Software	1,789	0.2	1,860	0.2
Staffing Services	1504	0.1	2,362	0.2
Mental Healthcare Services	503	0.1	333	-
Specialty Food Retailer	-	-	2,039	0.2
Total	$1,150,190	100.0%	$1,109,134	100.0%

(1)	As of August 31, 2026 and February 28, 2026, the foregoing comprised of our investment in the subordinated notes and F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E-R Notes of SLF 2022, and our investments in BB and BBB CLO debt securities.

The following table shows Saratoga CLO’s portfolio composition by industry grouping at fair value at August 31, 2026 and February 28, 2026:

Saratoga CLO

	August 31, 2026		February 28, 2026
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Banking, Finance, Insurance & Real Estate	$55,112	17.9%	$67,426	19.0%
Services: Business	34,740	11.4	35,712	10.1
High Tech Industries	22,065	7.2	25,614	7.3
Services: Consumer	18,424	6.0	19,876	5.6
Healthcare & Pharmaceuticals	17,725	5.8	17,486	4.9
Chemicals, Plastics, & Rubber	16,920	5.5	18,018	5.1
Retail	16,887	5.5	21,289	6.0
Hotel, Gaming & Leisure	15,409	5.0	16,665	4.7
Consumer Goods: Durable	13,165	4.3	14,267	4.0
Telecommunications	13,128	4.3	13,140	3.7
Beverage, Food & Tobacco	10,095	3.3	11,139	3.1
Media: Advertising, Printing & Publishing	9,633	3.1	13,159	3.7
Automotive	7,381	2.4	8,261	2.3
Construction & Building	7,185	2.3	7,197	2.0
Wholesale	6,067	2.0	5,880	1.7
Utilities: Oil & Gas	5,981	1.9	6,353	1.8
Media: Broadcasting & Subscription	5,965	1.9	6,171	1.8
Containers, Packaging & Glass	5,060	1.6	5,221	1.5
Media: Diversified & Production	4,679	1.5	4,075	1.2
Transportation: Cargo	3,899	1.3	6,331	1.8
Consumer goods: Non-durable	3,574	1.2	9,066	2.6
Forest Products & Paper	3,356	1.1	3,419	1.0
Transportation: Consumer	2,885	0.9	3,268	0.9
Capital Equipment	2,431	0.8	4,339	1.2
Metals & Mining	1,881	0.6	1,890	0.5
Aerospace & Defense	1,776	0.6	2,761	0.8
Energy: Electricity	1,419	0.5	3,276	0.9
Energy: Oil & Gas	302	0.1	2,818	0.8
Total	$307,144	100.0%	$354,117	100.0%

Portfolio composition by geographic location at fair value

The following table shows our portfolio composition by geographic location at fair value at August 31, 2026 and February 28, 2026. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	August 31, 2026		February 28, 2026
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in thousands)
Midwest	$295,025	25.7%	$340,057	30.7%
Southeast	280,325	24.4	224,036	20.2
Northeast	189,625	16.5	187,405	16.9
West	143,060	12.4	141,267	12.7
Southwest	117,398	10.2	108,542	9.8
International	18,613	1.6	19,272	1.7
Other(1)	106,144	9.2	88,555	8.0
Total	$1,150,190	100.0%	$1,109,134	100.0%

(1)	Comprised of our investments in the subordinated notes, F-2-R-3 Notes of Saratoga CLO, the unsecured notes and equity interests in the SLF JV, Class E-R Notes of SLF 2022, foreign investments and our investments in BB and BBB CLO debt securities.

Results of operations

Operating results for the three and six months ended August 31, 2026 and August 31, 2025 was as follows:

	For the three months ended		For the six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	($ in thousands)
Total investment income	$31,169	$30,626	$61,946	$62,944
Total operating expenses	23,864	21,545	47,048	43,722
Net investment income	7,305	9,081	14,898	19,222
Net realized gain (loss) from investments	2,057	53	2,207	2,954
Income tax (provision) benefit from realized gain on investments	(72)	-	(72)	-
Net change in unrealized appreciation (depreciation) on investments	(16,464)	3,727	(31,640)	4,672
Net change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	513	424	1,043	369
Net increase (decrease) in net assets resulting from operations	$(6,661)	$13,285	$(13,564)	$27,217

Investment income

The composition of our investment income for three and six months ended August 31, 2026 and August 31, 2025 was as follows:

	For the three months ended		For the six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	($ in thousands)
Interest from investments	$28,800	$26,377	$56,915	$54,381
Interest from cash and cash equivalents	441	2,360	995	4,388
Management fee income	101	664	646	1,369
Dividend Income	1,122	1,031	1,900	2,030
Structuring and advisory fee income	564	222	1,220	486
Other income	142	(28)	269	291
Total investment income	$31,170	$30,626	$61,945	$62,945

For the three months ended August 31, 2026, total investment income increased $0.5 million, or 1.8%, to $31.2 million from $30.6 million for the three months ended August 31, 2025. Interest income from investments increased $2.4 million, or 9.2%, to $28.8 million for the three months ended August 31, 2026 from $26.4 million for the three months ended August 31, 2025. Interest income from investments increased primarily due to an increase of $154.9 million, or 15.6%, in total investments from $995.3 million at August 31, 2025 to $1,150.2 million as of August 31, 2026, partially offset by a decrease in the weighted average current yield on investments to 9.9%, down from 10.4% at August 31, 2025, primarily due to the reduction in SOFR base rates during this period, as well as the tightening of spreads in the middle market resulting in new originations being done at lower rates than assets repaid.

For the six months ended August 31, 2026, total investment income decreased $1.0 million, or 1.6%, to $61.9 million from $62.9 million for the six months ended August 31, 2025. Interest income from investments increased $2.5 million, or 4.7%, to $56.9 million for the six months ended August 31, 2026 from $54.4 million for the six months ended August 31, 2025. Interest income from investments increased primarily due to an increase of $154.9 million, or 15.6%, in total investments from $995.3 million at August 31, 2025 to $1,150.2 million as of August 31, 2026, partially offset by a decrease in the weighted average current yield on investments to 9.9%, down from 10.4% at August 31, 2025, primarily due to the reduction in SOFR base rates during this period, as well as the tightening of spreads in the middle market resulting in new originations being done at lower rates than assets repaid.

For the three and six months ended August 31, 2026 and August 31, 2025, total PIK income was $0.7 million and $1.4 million, respectively and $0.8 million and $1.6 million, respectively.

For the three months ended August 31, 2026 and August 31, 2025, interest from cash and cash equivalents was $0.4 million and $2.4 million, respectively. The decrease of $2.0 million was due to decrease cash and cash equivalents balances during this period as compared to last year, reflecting the significant levels of purchases experienced during this period.

For the six months ended August 31, 2026 and August 31, 2025, interest from cash and cash equivalents was $1.0 million and $4.4 million, respectively. The decrease of $3.4 million was due to decreased cash and cash equivalents balances during this period as compared to last year, reflecting the significant levels of purchases experienced during this period.

Management fee income reflects the fee income received for managing the Saratoga CLO. For the three months ended August 31, 2026 and August 31, 2025, total management fee income was $0.1 million and $0.7 million, respectively. For the six months ended August 31, 2026 and August 31, 2025, total management fee income was $0.6 million and $1.4 million, respectively. The reduction reflects the reduction of the asset levels in the Saratoga CLO as it is currently in winddown mode, as well as subordinated management fees not earned for part of the period as the CLO went into non-compliance.

For the three and six months ended August 31, 2026 and August 31, 2025, total dividend income was $1.1 million and $1.0 million, respectively and $1.9 million and $2.0 million. Dividends received is recorded in the consolidated statements of operations when earned.

For the three and six months ended August 31, 2026 and August 31, 2025, total structuring and advisory fee income was $0.6 million and $0.2 million, respectively and $1.2 million and $0.5 million. Structuring and advisory fee income represents fee income earned and received performing certain investment and advisory activities during the closing of new investments, which were higher this year than last year.

For the three and six months ended August 31, 2026 and August 31, 2025, other income was $0.1 million and $0.0 million, respectively and $0.3 million and $0.3 million, respectively. Other income includes origination fees, monitoring and amendment fees and prepayment fees and is recorded in the consolidated statements of operations when earned.

Operating expenses

The composition of our operating expenses for the three and six months ended August 31, 2026 and August 31, 2025 was as follows:

	For the three months ended		For the six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	($ in thousands)
Interest and debt financing expenses	$14,061	$12,372	$27,712	$24,824
Base management fees	5,066	4,374	10,036	8,708
Incentive management fees expense (benefit)	1,827	2,271	3,719	4,808
Professional fees	627	650	1,158	1,349
Administrator expenses	1,350	1,283	2,700	2,533
Insurance	81	74	161	149
Directors fees and expenses	125	119	251	250
General & administrative and other expenses	681	413	1,281	1,058
Income tax expense (benefit)	46	(11)	30	43
Total operating expenses	$23,864	$21,545	$47,048	$43,722

For the three months ended August 31, 2026, total operating expenses increased $2.3 million, or 10.8%, compared to the three months ended August 31, 2025. For the six months ended August 31, 2026, total operating expenses increased $3.3 million, or 7.6%, compared to the six months ended August 31, 2025.

For the three months ended August 31, 2026, interest and debt financing expenses increased $1.7 million, or 13.7%, compared to the three months ended August 31, 2025. The increase is primarily attributable to an increase of 4.4% in average outstanding debt from $788.4 million for the three months ended August 31, 2025 to $822.9 million for the three months ended August 31, 2026. For the six months ended August 31, 2026, interest and debt financing expenses increased $2.9 million, or 11.6% compared to the six months ended August 31, 2025. The increase is primarily attributable to an increase of 2.4% in average outstanding debt from $790.6 million for the six months ended August 31, 2025 to $809.8 million for the six months ended August 31, 2026.

For the three and six months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on our outstanding indebtedness was 6.11% and 5.57%, respectively and 6.12% and 5.58%, respectively.

As of August 31, 2026 and February 28, 2026, the SBA debentures represented 23.6% and 21.6% of overall debt, respectively.

For the three months ended August 31, 2026, base management fees increased $0.7 million, or 15.8%, from $4.4 million to $5.1 million compared to the three months ended August 31, 2025. The increase in base management fees results from the 15.8% increase in the average value of our total assets, less cash and cash equivalents, from $991.7 million for the three months ended August 31, 2025 to $1,148.5 million for the three months ended August 31, 2026.

For the six months ended August 31, 2026, base management fees increased $1.3 million, or 15.3%, from $8.7 million to $10.0 million compared to the six months ended August 31, 2025. The increase in base management fees results from the 15.3% increase in the average value of our total assets, less cash and cash equivalents, from $987.0 million for the six months ended August 31, 2025 to $1,137.6 million for the six months ended August 31, 2026.

For the three months ended August 31, 2026, incentive management fees decreased $0.4 million to $1.8 million, or 19.5%, compared to $2.3 million the three months ended August 31, 2025. The incentive fee on income decreased from $2.3 million to $1.8 million for the three months ended August 31, 2025 and 2026, respectively, reflecting the decrease in net investment income during the three months ended August 31, 2026 as compared to the three months ended August 31, 2025. The incentive fee on capital gains remained unchanged at $0.0 million for both the three months ended August 31, 2025 and August 31, 2026, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the six months ended August 31, 2026, incentive management fees decreased $1.1 million to $3.7 million, or 22.6%, compared to $4.8 million the six months ended August 31, 2025. The incentive fee on income decreased from $4.8 million to $3.7 million for the six months ended August 31, 2025 and 2026, respectively, reflecting the decrease in net investment income during the six months ended August 31, 2026 as compared to the six months ended August 31, 2025. The incentive fee on capital gains remained unchanged at $0.0 million for both the six months ended August 31, 2025 and August 31, 2026, reflecting no incentive fee on net realized and unrealized depreciation recognized during both these periods, with the liability floor capped at zero.

For the three months ended August 31, 2026, professional fees decreased $0.02 million, or 3.5% compared to the three months ended August 31, 2025.

For the six months ended August 31, 2026, professional fees decreased $0.2 million, or 14.2% compared to the six months ended August 31, 2025.

For the three months ended August 31, 2026, administrator expenses increased $0.1 million, or 5.2% compared to the three months ended August 31, 2025, reflecting the contractual changes to the administrator agreement cap.

For the six months ended August 31, 2026, administrator expenses increased $0.2 million, or 6.6% compared to the six months ended August 31, 2025, reflecting the contractual changes to the administrator agreement cap.

For the three months ended August 31, 2026, general and administrative expenses increased $0.3 million, or 65.0% compared to the three months ended August 31, 2025.

For the six months ended August 31, 2026, general and administrative expenses increased $0.2 million, or 21.1% compared to the six months ended August 31, 2025.

As discussed above, the increase in interest and debt financing expenses for the three months ended August 31, 2026 compared to the three months ended August 31, 2025 is primarily attributable to an increase in the overall average dollar amount of outstanding debt. For the three months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding under the Encina Credit Facility was $0.0 million and $32.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 0.0% and 8.9%, respectively. For the three months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding under the Live Oak Credit Facility was $37.5 million and $37.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 7.83% and 8.5%, respectively. For the three months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding under the Valley Credit Facility was $32.5 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Valley Credit Facility was 6.65% and 0.00%, respectively. For the three months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding of SBA debentures was $213.0 million and $170.0 million, respectively. For the three months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.64% and 3.04%, respectively. For the three months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding of our Notes Payable was $539.9 million and $546.4 million, respectively. For the three months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the Notes Payable was 6.93% and 5.96%, respectively.

As discussed above, the increase in interest and debt financing expenses for the six months ended August 31, 2026 compared to the six months ended August 31, 2025 is primarily attributable to an increase in the overall average dollar amount of outstanding debt. For the six months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding under the Encina Credit Facility was $0.0 million and $32.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Encina Credit Facility was 0.0% and 8.9%, respectively. For the six months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding under the Live Oak Credit Facility was $37.5 million and $37.5 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Live Oak Credit Facility was 7.83% and 8.5%, respectively. For the six months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding under the Valley Credit Facility was $32.5 million and $0.0 million, respectively, and the average weighted average interest rate on the outstanding borrowing under the Valley Credit Facility was 6.65% and 0.00%, respectively. For the six months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding of SBA debentures was $208.1 million and $170.0 million, respectively. For the six months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the outstanding borrowings of the SBA debentures was 3.62% and 3.0%, respectively. For the six months ended August 31, 2026 and August 31, 2025, the average borrowings outstanding of our Notes Payable was $531.7 million and $546.4 million, respectively. For the six months ended August 31, 2026 and August 31, 2025, the weighted average interest rate on the Notes Payable was 6.94% and 5.98%, respectively.

The weighted average dollar amount of our unsecured notes for the three and six months ended August 31, 2026 and August 31, 2025 was as follows:

	For the three months ended		For the six months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	($ in millions)
7.75% 2025 Notes	$-	$-	$-	$5.0
6.25% 2027 Notes	15.0	15.0	15.0	15.0
4.375% 2026 Notes	-	175.0	-	175.0
4.35% 2027 Notes	75.0	75.0	75.0	75.0
6.00% 2027 Notes	105.5	105.5	105.5	105.5
7.00% 2025 Notes	-	12.0	-	12.0
8.00% 2027 Notes	46.0	46.0	46.0	46.0
8.125% 2027 Notes	60.4	60.4	60.4	60.4
8.50% 2028 Notes	57.5	57.5	57.5	57.5
7.25% 2029 Notes	25.0	-	19.6	-
7.25% 2030 Notes	50.0	-	50.0	-
7.50% 2031 Notes	100.0	-	100.0	-
8.00% 2031 Notes	5.5	-	2.8	-

For the three and six months ended August 31, 2026 and August 31, 2025, there were income tax expense (benefits) of $0.05 million and ($0.01) million, respectively and $0.03 million and $0.04 million. This relates to net deferred federal and state income tax expense (benefit) with respect to operating gains and losses and income derived from equity investments held in entities that are treated as corporations for U.S. federal income tax purposes, as well as current U.S. federal and state income taxes on those operating gains and losses when realized.

Net realized gains (losses) on sales of investments

For the three months ended August 31, 2026, we had $39.1 million of sales, repayments, exits or restructurings resulting in $2.1 million of net realized gains. For the six months ended August 31, 2026, we had $87.5 million of sales, repayments, exits or restructurings resulting in $2.2 million of net realized gains.

The most significant cumulative net change in realized gains (losses) for the six months ended August 31, 2026 were the following (dollars in thousands):

Six Months ended August 31, 2026

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
Modis Dental Partners, LLC	First Lien Term Loan & Equity Interests	$24,930	$23,200	$1,730
Gen4 Dental Partners, LLC	First Lien Term Loan & Equity Interests	8,350	8,045	305
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	638	-	638
TG Pressure Washing Holdings LLC	Equity Interests	-	488	(488)

The $1.7 million of net realized gains was from the conversion of the equity positions in our Modis Dental Partners, LLC investment as part of a merger transaction.

The $0.3 million of net realized gains was from the conversion of the equity positions in our Gen4 Dental Partners, LLC investment as part of a merger transaction

We received an escrow payment from the prior sale of our investment in Netreo Holdings, LLC.

The $0.5 million of net realized losses was from our investment in TG Pressure Washing Holdings LLC, which was written off during the period.

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

The most significant cumulative net change in realized gains (losses) for the six months ended August 31, 2025 were the following (dollars in thousands):

Six Months ended August 31, 2025

Issuer	Asset Type	Gross Proceeds	Cost	Net Realized Gain (Loss)
HemaTerra Holdings Company, LLC	First Lien Term Loan & Equity Interests	$-	$(97)	$97
Identity Automation Systems	First Lien Term Loan & Equity Interests	(2,570)	(4,735)	2,165
Netreo Holdings, LLC	First Lien Term Loan & Equity Interests	-	(638)	638

We received escrow payments from the prior sales of our investments in HemaTerra Holdings Company, LLC and Netreo Holdings, LLC.

The $2.2 million of net realized gains was from the sale of the equity positions in our Identity Automation Systems investment.

Net change in unrealized appreciation (depreciation) on investments

For the six months ended August 31, 2026, our investments had a net change in unrealized depreciation of $31.6 million compared to a net change in unrealized appreciation of $4.7 million for the six months ended August 31, 2025.

The most significant cumulative changes in unrealized appreciation (depreciation) for the six months ended August 31, 2026 were the following (dollars in thousands):

Six Months ended August 31, 2026

Issuer	Asset Type	Cost	Fair Value	Total Unrealized Appreciation (Depreciation)	YTD Change in Unrealized Appreciation (Depreciation)
Zollege PBC	First Lien Term Loan, Delayed Draw Term Loan & Equity Interests	$2,175	$16,862	$14,687	$4,774
Saratoga Senior Loan Fund I JV, LLC	Unsecured Loan & Equity Interests	36,817	19,561	(17,256)	1,896
Exigo, LLC	First Lien Term Loan & Equity Interests	24,697	8,573	(16,124)	(11,940)
Chronus LLC	First Lien Term Loan & Equity Interests	23,000	16,608	(6,392)	(3,971)
Pepper Palace, Inc.	First Lien Term Loan, Delayed Draw Term Loan, Revolving Credit Facility & Equity Interests	5,864	-	(5,864)	(3,964)
Axero Holdings, LLC	First Lien Term Loan, Delayed Draw Term Loan & Equity Interests	22,656	25,902	3,246	(2,892)
Madison Logic, Inc.	First Lien Term Loan	19,086	14,404	(4,682)	(2,530)
Wellspring Worldwide Inc.	First Lien Term Loan, Delayed Draw Term Loan & Equity Interests	36,926	34,493	(2,433)	(2,093)
AgencyBloc, LLC	First Lien Term Loan & Equity Interests	19,815	21,270	1,455	(1,963)

The $11.9 million net change in unrealized depreciation in our investment in Exigo, LLC was primarily driven by overall company performance.

The $4.8 million net change in unrealized appreciation in our investment in Zollege PBC, was primarily driven by overall company performance.

The $1.9 million net change in unrealized appreciation in our investment in Saratoga Senior Loan Fund I JV, LLC was primarily driven by the impact of the performance of individual credits in the portfolio and overall market conditions.

The $4.0 million net change in unrealized depreciation in our investment in Chronus LLC was primarily driven by overall company performance.

The $4.0 million net change in unrealized depreciation in our investment in Pepper Palace, Inc. was primarily driven by overall company performance.

The $2.9 million net change in unrealized depreciation in our investment in Axero Holdings, LLC was primarily driven by overall market conditions.

The $2.5 million net change in unrealized depreciation in our investment in Madison Logic, Inc. was primarily driven by overall company performance and market conditions.

The $2.1 million net change in unrealized depreciation in our investment in Wellspring Worldwide Inc. was primarily driven by overall company performance.

The $2.0 million net change in unrealized depreciation in our investment in AgencyBloc, LLC was primarily driven by a decline in company performance.

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

Changes in net assets resulting from operations

For the three months ended August 31, 2026, we recorded a net decrease in net assets resulting from operations of $6.7 million. Based on 16,155,202 weighted average common shares outstanding as of August 31, 2026, our per share net increase in net assets resulting from operations was ($0.41) for the three months ended August 31, 2026. For the three months ended August 31, 2025, we recorded a net increase in net assets resulting from operations of $13.3 million. Based on 15,775,387 weighted average common shares outstanding as of August 31, 2025, our per share net increase in net assets resulting from operations was $0.84 for the three months ended August 31, 2025.

For the six months ended August 31, 2026, we recorded a net decrease in net assets resulting from operations of $13.6 million. Based on 16,203,415 weighted average common shares outstanding as of August 31, 2026, our per share net increase in net assets resulting from operations was ($0.84) for the six months ended August 31, 2026. For the six months ended August 31, 2025, we recorded a net increase in net assets resulting from operations of $27.2 million. Based on 15,560,114 weighted average common shares outstanding as of August 31, 2025, our per share net increase in net assets resulting from operations was $1.75 for the six months ended August 31, 2025.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%, reduced to 150% effective April 16, 2019 following the approval received from our board of directors, including a majority of our independent directors, on April 16, 2018. This requirement limits the amount that we may borrow. Our asset coverage ratio, as defined in the 1940 Act, was 171.9% as of August 31, 2026 and 168.4% as of February 28, 2026. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and other public and private debt-related markets, which may or may not be available on favorable terms, if at all.

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

As of August 31, 2026, we had no outstanding borrowings under the Encina Credit Facility. As of August 31, 2025, we had $32.5 million outstanding borrowings under the Encina Credit Facility. Our borrowing base under the Encina Credit Facility at August 31, 2026 and August 31, 2025 was $0 million and $78.4 million, respectively.

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

As of August 31, 2026, we had $37.5 million in outstanding borrowings under the Live Oak Credit Facility. During the applicable period, we were in compliance with all of the limitations and requirements under the Live Oak Credit Agreement. Our borrowing base under the Live Oak Credit Facility at August 31, 2026 was $89.9 million.

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

As of August 31, 2026, we had $32.5 million in outstanding borrowings under the Valley Credit Facility. Our borrowing base under the Valley Credit Facility at August 31, 2026 was $97.3 million.

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

As of August 31, 2026 SBIC II LP had $87.5 million in regulatory capital and $84.0 million in SBA-guaranteed debentures outstanding and SBIC III LP had $87.5 million in regulatory capital and $129.0 million in SBA-guaranteed debentures outstanding.

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

At August 31, 2026, the total amount of 6.25% 2027 Notes outstanding was $15.0 million.

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

At August 31, 2026, the total amount of 4.375% 2026 Notes outstanding was $0.0 million.

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

At August 31, 2026, the total amount of 4.35% 2027 Notes outstanding was $75.0 million.

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

 Subsequent to the quarter ended August 31, 2026, the Company redeemed $105.5 million in aggregate principal amount of the issued and outstanding 6.00% 2027 Notes in full. See “Subsequent Events” below for more information.

At August 31, 2026, the total amount of 6.00% 2027 Notes outstanding was $105.5 million.

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

At August 31, 2026, the total amount of 7.25% 2029 Notes outstanding was $25.0 million.

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

At August 31, 2026, the total amount of 8.00% 2027 Notes outstanding was $46.0 million.

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

At August 31, 2026, the total amount of 8.125% 2027 Notes outstanding was $60.4 million.

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

At August 31, 2026, the total amount of 8.50% 2028 Notes outstanding was $57.5 million.

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

At August 31, 2026, the total amount of 7.25% 2030 Notes outstanding was $50.0 million.

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

At August 31, 2026, the total amount of 7.50% 2031 Notes outstanding was $100.0 million.

8.00% 2031 Notes

On August 26, 2026, the Company issued $85.0 million in aggregate principal amount of our 8.00% fixed-rate notes due 2031 (the “8.00% 2031 Notes”) for net proceeds of $82.3 million after deducting the underwriting commissions of approximately $2.7 million. Offering costs incurred were approximately $0.2 million. Interest on the 8.00% 2031 Notes is paid quarterly in arrears on February 28, May 31, August 31, and November 30, at a rate of 8.00% per year, commencing November 30, 2026. The 8.00% 2031 Notes mature on August 31, 2031, and commencing August 26, 2028, may be redeemed in whole or in part at any time or from time to time at the Company’s option. The net proceeds from this offering, together with available cash, were used to redeem the Company’s outstanding 6.00% 2027 Notes. Financing costs of $2.9 million related to the 8.00% 2031 Notes have been capitalized and are being amortized over the term of the 8.00% 2031 Notes. The 8.00% 2031 Notes are listed on the NYSE under the trading symbol “SAX” with a par value of $25.00 per note.

At August 31, 2026, the total amount of 8.00% 2031 Notes outstanding was $85.0 million.

At August 31, 2026 and February 28, 2026, the fair value of investments, cash and cash equivalents and cash and cash equivalents, reserve accounts were as follows:

	August 31, 2026		February 28, 2026
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	($ in thousands)
Cash and cash equivalents	$80,087	6.4%	$1,680	0.2%
Cash and cash equivalents, reserve accounts	15,786	1.3	20,106	1.8
First lien term loans	939,036	75.3	910,991	80.5
Second lien term loans	43,416	3.5	42,707	3.8
Structured finance securities	70,471	5.7	54,834	4.8
Unsecured loan	15,469	1.2	16,130	1.4
Equity interests	81,798	6.6	84,472	7.5
Total	$1,246,063	100.0%	$1,130,920	100.0%

Equity Capital Activities

Share Repurchases

On September 24, 2014, we announced the approval of the Share Repurchase Plan. Since September 24, 2014, the Share Repurchase Plan has been extended annually, and we have periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan. On January 6, 2026, our board of directors extended the Share Repurchase Plan for another year to January 15, 2027, and the Share Repurchase Plan currently permits up to 2.7 million shares of common stock to be repurchased. As of August 31, 2026, we purchased 1,481,822 shares of common stock, at an average price of $21.11 for approximately $31.3 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2026, the Company purchased 444,124 shares of common stock, at an average price of $18.91 for approximately $8.4 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2026, the Company purchased 444,124 shares of common stock, at an average price of $18.91 for approximately $8.4 million pursuant to the Share Repurchase Plan.

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

As of August 31, 2026, we sold 8,591,915 shares for gross proceeds of $227.2 million at an average price of $26.42 for aggregate net proceeds of $225.4 million (net of transaction costs). During the three and six months ended August 31, 2026, the Company did not sell any shares of common stock pursuant to the Equity ATM Program.

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

Payment date	Cash Dividend
Tax Year Ended February 28, 2027
September 23, 2026	0.25	(67)
August 25, 2026	0.25	(66)
July 23, 2026	0.25	(65)
June 23, 2026	0.25	(64)
May 21, 2026	0.25	(63)
April 23, 2026	0.25	(62)
March 19, 2026	0.25	(61)
	$1.75
Tax Year Ended February 28, 2026
February 23, 2026	0.25	(60)
January 26, 2026	0.25	(59)
December 18, 2025	0.50	(58)
November 20, 2025	0.25	(57)
October 23, 2025	0.25	(56)
September 24, 2025	0.25	(55)
August 21, 2025	0.25	(54)
July 24, 2025	0.25	(53)
June 24, 2025	0.25	(52)
May 22, 2025	0.25	(51)
April 24, 2025	0.25	(50)
March 25, 2025	0.74	(49)
	$3.74
Tax Year Ended February 28, 2025
December 19, 2024	$1.09	(48)
September 26, 2024	0.74	(47)
June 27, 2024	0.74	(46)
March 28, 2024	0.73	(45)
	$3.30
Tax Year Ended February 29, 2024
December 28, 2023	$0.72	(44)
September 28, 2023	0.71	(43)
June 29, 2023	0.70	(42)
March 30, 2023	0.69	(1)
	$2.82

Payment date	Cash Dividend
Tax Year Ended February 28, 2023
January 4, 2023	$0.68	(2)
September 29, 2022	0.54	(3)
June 29, 2022	0.53	(4)
March 28, 2022	0.53	(5)
	$2.28
Tax Year Ended February 28, 2022
January 19, 2022	$0.53	(6)
September 28, 2021	0.52	(7)
June 29, 2021	0.44	(8)
April 22, 2021	0.43	(9)
	$1.92
Tax Year Ended February 28, 2021
February 10, 2021	$0.42	(10)
November 10, 2020	0.41	(11)
August 12, 2020	0.40	(12)
	$1.23
Tax Year Ended February 29, 2020
February 6, 2020	$0.56	(13)
September 26, 2019	0.56	(14)
June 27, 2019	0.55	(15)
March 28, 2019	0.54	(16)
	$2.21
Tax Year Ended February 28, 2019
January 2, 2019	$0.53	(17)
September 27, 2018	0.52	(18)
June 27, 2018	0.51	(19)
March 26, 2018	0.50	(20)
	$2.06
Tax Year Ended February 28, 2018
December 27, 2017	$0.49	(21)
September 26, 2017	0.48	(22)
June 27, 2017	0.47	(23)
March 28, 2017	0.46	(24)
	$1.90
Tax Year Ended February 28, 2017
February 9, 2017	$0.45	(25)
November 9, 2016	0.44	(26)
September 5, 2016	0.20	(27)
August 9, 2016	0.43	(28)
April 27, 2016	0.41	(29)
	$1.93

Payment date	Cash Dividend
Tax Year Ended February 29, 2016
February 29, 2016	$0.40	(30)
November 30, 2015	0.36	(31)
August 31, 2015	0.33	(32)
June 5, 2015	1.00	(33)
May 29. 2015	0.27	(34)
	$2.36
Tax Year Ended February 28, 2015
February 27, 2015	$0.22	(35)
November 28, 2014	0.18	(36)
	$0.40
Tax Year Ended February 28. 2014
December 27, 2013	$2.65	(37)
	$2.65
Tax Year Ended February 28, 2013
December 31, 2012	$4.25	(38)
	$4.25
Tax Year Ended February 29, 2012
December 30, 2011	$3.00	(39)
	$3.00
Tax Year Ended February 28, 2011
December 29, 2010	$4.40	(40)
	$4.40
Tax Year Ended February 28, 2010
December 31, 2009	$18.25	(41)
	$18.25

(1)	Based on shareholder elections, the dividend consisted of approximately $7.1 million in cash and 45,818 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 17, 20, 21, 22, 23, 24, 27, 28, 29, and 30, 2023.

(2)	Based on shareholder elections, the dividend consisted of approximately $6.8 million in cash and 53,615 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.26 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 20, 21, 22, 23, 27, 28, 29 and 30 2022 and January 3 and 4, 2023.

(3)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 52,312 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.00 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 16, 19, 20, 21, 22, 23, 26, 27, 28 and 29, 2022.

(4)	Based on shareholder elections, the dividend consisted of approximately $5.1 million in cash and 48,590 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.40 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 17, 21, 22, 23, 24, 27, 28 and 29, 2022.

(5)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 42,825 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.89 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 18, 21, 22, 23, 24, 25 and 28, 2022.

(6)	Based on shareholder elections, the dividend consisted of approximately $5.3 million in cash and 41,520 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 5, 6, 7, 10, 11, 12, 13, 14, 18 and 19, 2022.

(7)	Based on shareholder elections, the dividend consisted of approximately $4.9 million in cash and 38,016 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $26.77 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2021.

(8)	Based on shareholder elections, the dividend consisted of approximately $4.1 million in cash and 33,100 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.03 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 16, 17, 18, 21, 22, 23, 24, 25, 28 and 29, 2021.

(9)	Based on shareholder elections, the dividend consisted of approximately $3.9 million in cash and 38,580 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.69 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 9,12, 13, 14, 15, 16, 19, 20, 21 and 22, 2021.

(10)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 41,388 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.75 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 28, 29 and February 1, 2, 3, 4, 5, 8, 9 and 10, 2021.

(11)	Based on shareholder elections, the dividend consisted of approximately $3.8 million in cash and 45,706 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.63 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 28, 29, 30 and November 2, 3, 4, 5, 6, 9 and 10, 2020.

(12)	Based on shareholder elections, the dividend consisted of approximately $3.7 million in cash and 47,098 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.45 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 30, 31 and August 3, 4, 5, 6, 7, 10, 11 and 12, 2020.

(13)	Based on shareholder elections, the dividend consisted of approximately $5.4 million in cash and 35,682 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.44 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 24, 27, 28, 29, 30, 31 and February 3, 4, 5 and 6, 2020.

(14)	Based on shareholder elections, the dividend consisted of approximately $4.5 million in cash and 34,575 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.34 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25 and 26, 2019.

(15)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 31,545 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.65 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2019.

(16)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 31,240 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.36 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27 and 28, 2019.

(17)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 30,796 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.88 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 18, 19, 20, 21, 24, 26, 27, 28, 31, 2018 and January 2, 2019.

(18)	Based on shareholder elections, the dividend consisted of approximately $3.3 million in cash and 25,862 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.35 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 14, 17, 18, 19, 20, 21, 24, 25, 26 and 27, 2018.

(19)	Based on shareholder elections, the dividend consisted of approximately $2.7 million in cash and 21,562 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.72 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2018.

(20)	Based on shareholder elections, the dividend consisted of approximately $2.6 million in cash and 25,354 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $19.91 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 13, 14, 15, 16, 19, 20, 21, 22, 23 and 26, 2018.

(21)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 25,435 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.14 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on December 13, 14, 15, 18, 19, 20, 21, 22, 26 and 27, 2017.

(22)	Based on shareholder elections, the dividend consisted of approximately $2.2 million in cash and 33,551 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.19 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on September 13, 14, 15, 18, 19, 20, 21, 22, 25 and 26, 2017.

(23)	Based on shareholder elections, the dividend consisted of approximately $2.3 million in cash and 26,222 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.04 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on June 14, 15, 16, 19, 20, 21, 22, 23, 26 and 27, 2017.

(24)	Based on shareholder elections, the dividend consisted of approximately $2.0 million in cash and 29,096 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.38 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on March 15, 16, 17, 20, 21, 22, 23, 24, 27 and 28, 2017.

(25)	Based on shareholder elections, the dividend consisted of approximately $1.6 million in cash and 50,453 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.25 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on January 27, 30, 31 and February 1, 2, 3, 6, 7, 8 and 9, 2017.

(26)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,548 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.12 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on October 27, 28, 31 and November 1, 2, 3, 4, 7, 8 and 9, 2016.

(27)	Based on shareholder elections, the dividend consisted of approximately $0.7 million in cash and 24,786 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.06 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 22, 23, 24, 25, 26, 29, 30, 31 and September 1 and 2, 2016.

(28)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 58,167 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.32 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on July 27, 28, 29 and August 1, 2, 3, 4, 5, 8 and 9, 2016.

(29)	Based on shareholder elections, the dividend consisted of approximately $1.5 million in cash and 56,728 newly issued shares of common stock, or 1.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.43 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on April 14, 15, 18, 19, 20, 21, 22, 25, 26 and 27, 2016.

(30)	Based on shareholder elections, the dividend consisted of approximately $1.4 million in cash and 66,765 newly issued shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.11 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 16, 17, 18, 19, 22, 23, 24, 25, 26 and 29, 2016.

(31)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 61,029 newly issued shares of common stock, or 1.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.53 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 16, 17, 18, 19, 20, 23, 24, 25, 27 and 30, 2015.

(32)	Based on shareholder elections, the dividend consisted of approximately $1.1 million in cash and 47,861 newly issued shares of common stock, or 0.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.28 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on August 18, 19, 20, 21, 24, 25, 26, 27, 28 and 31, 2015.

(33)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 126,230 newly issued shares of common stock, or 2.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.47 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 22, 26, 27, 28, 29 and June 1, 2, 3, 4, and 5, 2015.

(34)	Based on shareholder elections, the dividend consisted of approximately $0.9 million in cash and 33,766 newly issued shares of common stock, or 0.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.78 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on May 15, 18, 19, 20, 21, 22, 26, 27, 28 and 29, 2015.

(35)	Based on shareholder elections, the dividend consisted of approximately $0.8 million in cash and 26,858 newly issued shares of common stock, or 0.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.97 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on February 13, 17, 18, 19, 20, 23, 24, 25, 26 and 27, 2015.

(36)	Based on shareholder elections, the dividend consisted of approximately $0.6 million in cash and 22,283 newly issued shares of common stock, or 0.4% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $14.37 per share, which equaled 95.0% of the volume weighted average trading price per share of the common stock on November 14, 17, 18, 19, 20, 21, 24, 25, 26 and 28, 2014.

(37)	Based on shareholder elections, the dividend consisted of approximately $2.5 million in cash and 649,500 shares of common stock, or 13.7% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.439 per share, which equaled the volume weighted average trading price per share of the common stock on December 11, 13 and 16, 2013.

(38)	Based on shareholder elections, the dividend consisted of $3.3 million in cash and 853,455 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $15.444 per share, which equaled the volume weighted average trading price per share of the common stock on December 14, 17 and 19, 2012.

(39)	Based on shareholder elections, the dividend consisted of $2.0 million in cash and 599,584 shares of common stock, or 18.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 20.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $13.117067 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2011.

(40)	Based on shareholder elections, the dividend consisted of $1.2 million in cash and 596,235 shares of common stock, or 22.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 10.0% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.8049 per share, which equaled the volume weighted average trading price per share of the common stock on December 20, 21 and 22, 2010.

(41)	Based on shareholder elections, the dividend consisted of $2.1 million in cash and 864,872 shares of common stock, or 104.0% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received was greater than the cash limit of 13.7% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to shareholders who elected to receive cash. The number of shares of common stock comprising the stock portion was calculated based on a price of $1.5099 per share, which equaled the volume weighted average trading price per share of the common stock on December 24 and 28, 2009.

(42)	Based on shareholder elections, the dividend consisted of approximately $7.6 million in cash and 29,627 newly issued shares of common stock, or 0.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $25.29 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 15, 16, 20, 21, 22, 23, 26, 27, 28, and 29, 2023.

(43)	Based on shareholder elections, the dividend consisted of approximately $8.4 million in cash and 35,196 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.41 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2023.

(44)	Based on shareholder elections, the dividend consisted of approximately $8.9 million in cash and 37,394 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.47 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 14, 15, 18, 19, 20, 21, 22, 26, 27, and 28, 2023.

(45)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 45,490 newly issued shares of common stock, or 0.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 15, 18, 19, 20, 21, 22, 25, 26, 27, and 28, 2024.

(46)	Based on shareholder elections, the dividend consisted of approximately $9.1 million in cash and 46,803 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.76 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 13, 14, 17, 18, 20, 21, 24, 25, 26, and 27, 2024.

(47)	Based on shareholder elections, the dividend consisted of approximately $9.0 million in cash and 54,999 newly issued shares of common stock, or 10.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.08 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 13, 16, 17, 18, 19, 20, 23, 24, 25, and 26, 2024.

(48)	Based on shareholder elections, the dividend consisted of approximately $13.7 million in cash and 81,471 newly issued shares of common stock, or 11.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.80 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2024.

(49)	Based on shareholder elections, the dividend consisted of approximately $9.9 million in cash and 60,611 newly issued shares of common stock, or 12.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.96 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2025.

(50)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,086 newly issued shares of common stock, or 11.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 11, 14, 15, 16, 17, 21, 22, 23, and 24, 2025.

(51)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 20,784 newly issued shares of common stock, or 12.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.02 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 9, 12, 13, 14, 15, 16, 19, 20, 21, and 22, 2025.

(52)	Based on shareholder elections, the dividend consisted of approximately $3.4 million in cash and 19,750 newly issued shares of common stock, or 11.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 10, 11, 12, 13, 16, 17, 18, 20, 23, and 24, 2025.

(53)	Based on shareholder elections, the dividend consisted of approximately $3.5 million in cash and 17,443 newly issued shares of common stock, or 10.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.86 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 11, 14, 15, 16, 17, 18, 21, 22, 23 and 24, 2025.

(54)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,320 newly issued shares of common stock, or 10.5% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $24.11 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 8, 11, 12, 13, 14, 15, 18, 19, 20 and 21, 2025.

(55)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 17,673 newly issued shares of common stock, or 10.3% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $23.32 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 11, 12, 15, 16, 17, 18, 19, 22, 23 and 24, 2025.

(56)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,898 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.97 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on October 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2025.

(57)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,552 newly issued shares of common stock, or 10.7% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.99 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on November 7, 10, 11, 12, 13, 14, 17, 18, 19, and 20, 2025.

(58)	Based on shareholder elections, the dividend consisted of approximately $7.2 million in cash and 41,155 newly issued shares of common stock, or 11.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.85 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on December 5, 8, 9, 10, 11, 12, 15, 16, 17, and 18, 2025.

(59)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,092 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.12 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on January 8, 9, 12, 13, 14, 15, 16, 20, 21, and 22, 2026.

(60)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,049 newly issued shares of common stock, or 10.9% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $22.07 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on February 9, 10, 11, 12, 13, 17, 18, 19, 20, and 23, 2026.

(61)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 20,766 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.45 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on March 6, 9, 10, 11, 12, 13, 16, 17, 18, and 19, 2026.

(62)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 22,784 newly issued shares of common stock, or 12.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.71 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on April 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2026.

(63)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 21,277 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $20.99 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on May 8, 11, 12, 13, 14, 15, 18, 19, 20, and 21, 2026.

(64)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 21,577 newly issued shares of common stock, or 11.2% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $21.09 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on June 9, 10, 11, 12, 15, 16, 17, 18, 22, and 23, 2026.

(65)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 24,870 newly issued shares of common stock, or 11.1% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $18.27 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on July 10, 13, 14, 15, 16, 17, 20, 21, 22, and 23, 2026.

(66)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 24,580 newly issued shares of common stock, or 11.0% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $17.87 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on August 12, 13, 14, 17, 18, 19, 20, 21, 24, and 25, 2026.

(67)	Based on shareholder elections, the dividend consisted of approximately $3.6 million in cash and 25,346 newly issued shares of common stock, or 10.6% of our outstanding common stock prior to the dividend payment. The number of shares of common stock comprising the stock portion was calculated based on a price of $16.59 per share, which equaled 95% of the volume weighted average trading price per share of the common stock on September 9, 10, 11, 14, 15, 16, 17, 18, 21, and 23, 2026.

We cannot provide any assurance that these measures will provide sufficient sources of liquidity to support our operations and growth.

Our asset coverage ratio, as defined in the 1940 Act, was 171.9% as of August 31, 2026 and 168.4% as of February 28, 2026.

Subsequent Events

Dividend Declaration

On September 9, 2026, the Company declared the following dividends for the quarter ending November 30, 2026. Shareholders have the option to receive payment of the dividend in cash, or receive shares of common stock, pursuant to the DRIP.

Month	Amount per Share	Record Date	Payment Date
September 2026	$0.25	October 6, 2026	October 22, 2026
October 2026	$0.25	November 5, 2026	November 24, 2026
November 2026	$0.25	December 3, 2026	December 22, 2026

SBIC III LP

On September 4, 2026, the Company received notification from the SBA that SBIC III LP’s individual leverage limit was increased to $250.0 million, providing an additional $75.0 million of long-term capital in the form of SBA-guaranteed debentures.

Refinancing of the Saratoga CLO

On September 17, 2026, the Company completed the sixth refinancing of the Saratoga CLO. This refinancing, among other things, extended the Saratoga CLO reinvestment period to October 2029, extended its legal maturity to October 2037, and established a non-call period ending in April 2028. In addition, and as part of the refinancing, the Saratoga CLO had approximately $350 million in assets. As part of this refinancing, the Company invested an additional $16.2 million in newly issued subordinated notes of the Saratoga CLO and purchased $2.6 million in aggregate principal amount of its Class E-2-R5 notes tranche at par.

Redemption of 6.00% 2027 Notes

On September 18, 2026, the Company redeemed, in full, $105.5 million aggregate principal amount of the issued and outstanding 6.00% 2027 Notes. The 6.00% 2027 Notes were redeemed at 100% of their principal amount, plus the accrued and unpaid interest thereon, through, but excluding, the date of redemption.

Exercise of Overallotment Option for 8.00% 2031 Notes

On September 2, 2026, the underwriters fully exercised their option to purchase an additional $12.8 million in aggregate principal amount of the 8.00% 2031 Notes for net proceeds to the Company of $12.4 million after deducting underwriting commissions of approximately $0.4 million.

Additional Offering for 8.00% 2031 Notes

On September 24, 2026, the Company issued an additional $23.1 million in aggregate principal amount of the 8.00% 2031 Notes, including the underwriters’ exercise in full of their over-allotment option. Net proceeds to the Company were $22.5 million, based on the public offering price of 99.6% of the aggregate principal amount, after deducting underwriting commissions of approximately $0.5 million. Estimated offering costs incurred were approximately $0.2 million. The additional 8.00% 2031 Notes are treated as a single series with the existing 8.00% 2031 Notes under the indenture and have the same terms as the existing 8.00% 2031 Notes, except for the issue date and offering price. Following this issuance, the total amount of 8.00% 2031 Notes outstanding was $120.8 million.

Contractual obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at August 31, 2026:

		Payment Due by Period
Long-Term Debt Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	($ in thousands)
Valley Bank credit facility	$32,500	$-	$32,500	$-	$-
Live Oak credit facility	37,500	37,500	-	-	-
SBA debentures	213,000	-	-	84,000	129,000
4.35% 2027 Notes	75,000	75,000	-	-	-
6.00% 2027 Notes	105,500	105,500	-	-	-
6.25% 2027 Notes	15,000	-	15,000	-	-
8.00% 2027 Notes	46,000	-	46,000	-	-
8.125% 2027 Notes	60,375	-	60,375	-	-
8.5% 2028 Notes	57,500	-	57,500	-	-
7.25% 2029 Notes	25,000	-	25,000	-	-
7.25% 2030 Notes	50,000	-	-	50,000	-
7.50% 2031 Notes	100,000	-	-	100,000	-
8.00% 2031 Notes	85,000	-	-	85,000	-
Total Long-Term Debt Obligations	$902,375	$218,000	$236,375	$319,000	$129,000

Off-balance sheet arrangements

As of August 31, 2026 and February 28, 2026, the Company’s off-balance sheet arrangements consisted of $181.1 million and $153.1 million, respectively, of unfunded commitments outstanding to provide debt financing to its portfolio companies or to fund limited partnership interests. Such commitments are generally up to the Company’s discretion to approve, or the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the unfunded commitments outstanding as of August 31, 2026 and February 28, 2026 is shown in the table below (dollars in thousands):

	August 31, 2026	February 28, 2026
At Company’s discretion
Angry Chickz, Inc.	-	$4,000
Artemis Wax Corp.	-	7,500
Better Impact USA Inc.	5,000	5,000
Haystack Team Inc.	5,000	5,000
JDXpert	4,500	4,500
LFR Chicken LLC	10,000	10,000
Pepper Palace, Inc.	900	800
Saratoga Senior Loan Fund I JV, LLC	6,933	6,933
SAI Systems Health, LLC	4,000	4,000
Source 44 LLC	20,000	20,000
StockIQ Technologies, LLC	3,250	5,000
Zollege PBC	1,500	-
Total	$61,083	$72,733

At portfolio company’s discretion - satisfaction of certain financial and nonfinancial covenants required
Angry Chickz, Inc.	2,100	2,100
Axero Holdings, LLC - Revolving Credit Facility	-	500
Better Impact USA Inc.	5,000	5,000
BQE Software, Inc.	-	250
Breezeway Homes, Inc.	4,000	4,000
Cloudpermit	8,000	8,500
Exigo, LLC - Revolving Credit Facility	625	625
Gen4 Dental Partners Holdings, LLC	-	2,381
Innergy, Inc.	2,120	1,500
Inspect Point Holdings, LLC	2,000	4,000
LFR Chicken LLC	25,000	25,000
Ludi, Inc. - Revolving Credit Facility	1,850	3,600
Rewind Intermediate Inc.	24,100	-
Rewind Intermediate Inc. - Revolving Credit Facility	3,000	-
SAI Systems Health, LLC	1,474	1,474
SmartAC.com, LLC	17,000	17,000
Source 44 LLC	500	500
Source 44 LLC - Revolving Credit Facility	2,000	2,000
StockIQ Technologies, LLC	1,750	400
Vitana DSO, LLC	12,045	-
Yumi Ice Cream Company, LLC	3,839	-
Yumi Ice Cream Company, LLC - Revolving Credit Facility	3,571	-
Zollege PBC	-	1,500
	119,974	80,330
Total	$181,057	$153,063

We believe our assets will provide adequate coverage to satisfy these unfunded commitments. As of August 31, 2026, we had cash and cash equivalents of $80.1 million, $52.5 million in available borrowings under the Valley Credit Facility and $37.5 million in available borrowings under the Live Oak Credit Facility. As of August 31, 2026, we have $46.0 million available SBA debentures that can be used for any commitments held in SBIC III LP.

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

Our investment income is affected by fluctuations in various interest rates, including SOFR and the prime rate. Substantially all of our portfolio is, and we expect will continue to be, comprised of floating rate investments that utilize SOFR or an alternate rate. The Federal Reserve reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at each of its meetings held from January 2026 through July 2026. In September 2026, the Federal Reserve raised its benchmark interest rate by 0.25%, bringing the target benchmark rate to the 3.75% to 4.00% range, and stated that inflation remains elevated. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current or increased levels for longer, as headline inflation remains above the Federal Reserve’s 2% target and geopolitical tensions added further upside pressure to the inflation outlook. In considering the extent and timing of any additional future adjustments, the Federal Reserve stated that it will carefully assess income data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by corresponding increases in the spread over such base rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities. Our interest expense is affected by fluctuations in SOFR on our Valley Credit Facility and Live Oak Credit Facility. In addition, all of our assets have been transitioned from LIBOR to an acceptable replacement rate, such as SOFR.

At August 31, 2026, we had $902.4 million of borrowings outstanding, which includes $32.5 million of borrowings outstanding under the Valley Credit Facility and $37.5 million under the Live Oak Credit Facility. As of August 31, 2026, on a fair value basis, approximately 99.0% of our debt investments bear interest at a fixed-rate and approximately 1.0% of our debt investments bear interest at a floating rate. As of August 31, 2026, 100% of our floating rate debt investments are subject to interest rate floors. Additionally, both the Valley Credit Facility and the Live Oak Credit Facility are subject to floating interest rates and are currently paid based on floating Term SOFR rates.

We have analyzed the potential impact of changes in interest rates on interest income from investments. Assuming that our investments as of August 31, 2026 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1% increase in interest rates would cause a corresponding increase of approximately $10.7 million to our interest income. Conversely, a hypothetical change of a 1% decrease in interest rates would cause a corresponding decrease of approximately $10.7 million to our interest income.

Changes in interest rates would have no impact on our current interest and debt financing expenses, except for our borrowings under our Valley Credit Facility and Live Oak Credit Facility. All of our remaining borrowings are fixed-rate borrowings. Assuming that borrowings under our Valley Credit Facility and Live Oak Credit Facility as of August 31, 2026 were to remain constant for a full fiscal year and no actions were taken to alter the existing interest rate terms, a hypothetical change of a 1.0% increase in interest rates would cause a corresponding increase of approximately $0.7 million to our interest expense. Conversely, a hypothetical change of a 1.0% decrease in interest rates would cause a corresponding decrease of approximately $0.7 million to our interest expense.

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

For further information, the following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of August 31, 2026.

	Increase	(Increase)	Increase	Increase	Increase
Basis	(Decrease)	Decrease	(Decrease) in Net	(Decrease) in Net	(Decrease) in Net
Point	in Interest	in Interest	Interest	Interest	Investment
Change	Income	Expense	Income	Income*	Income per Share
	($ in thousands)
-100	(10,654)	700	(9,954)	(7,963)	(0.50)
-50	(5,346)	350	(4,996)	(3,997)	(0.25)
-25	(2,673)	175	(2,498)	(1,998)	(0.13)
25	2,686	(175)	2,511	2,009	0.13
50	5,372	(350)	5,022	4,018	0.25
75	8,058	(525)	7,533	6,026	0.38
100	10,744	(700)	10,044	8,035	0.50
200	21,488	(1,400)	20,088	16,070	1.01
300	32,233	(2,100)	30,133	24,106	1.51
400	42,977	(2,800)	40,177	32,142	2.02

*	Adjusts Net Interest Income for the impact of the first incentive fee on Net Investment Income

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our current disclosure controls and procedures are effective in facilitating timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended August 31, 2026 to the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The early redemption feature in our outstanding 7.25% 2029 Notes increases our dependence on certain key individuals and could result in early repayment obligations at a time when we may not have sufficient cash, which could trigger cross defaults under our other indebtedness.

Our 7.25% 2029 Notes contain a provision that grants the holders the option to have the 7.25% 2029 Notes repaid prior to their stated maturity date if (i) we are no longer directly managed by Saratoga Investment Advisors or any of its affiliates, or if two or more of Christian L. Oberbeck, Michael J. Grisius, Thomas V. Inglesby, Charles G. Phillips or Henri J. Steenkamp cease to work or be employed on a full-time basis with respect to the business of Saratoga Investment Advisors at least the duties and responsibilities delegated to him as of the date of the indenture governing the 7.25% 2029 Notes and has not been promptly replaced by another person reasonably acceptable to the holders of the 7.25% 2029 Notes, or (ii) we violate Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(2) of the 1940 Act. This early redemption feature increases our dependence on these key individuals. On September 16, 2026, Mr. Steenkamp notified our board of directors that he will step down as our Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary, effective as of October 31, 2026. Mr. Steenkamp will continue to support us in a consulting capacity and will continue to serve as a member of our board of directors and as the Chief Financial Officer of the SBIC Subsidiaries. We may not repay the 7.25% 2029 Notes upon the occurrence of any such event because we may not have sufficient funds. In addition, our failure to purchase the 7.25% 2029 Notes upon the occurrence of any such event would cause an event of default under the indenture governing the 7.25% 2029 Notes and a cross-default under the agreements governing certain of our other indebtedness. Any such cross-default could result in the acceleration of our indebtedness, which would have a material adverse effect on our financial condition, results of operations and our ability to make payments on our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 24, 2014, the Company announced the approval of an open market share repurchase plan that originally allowed it to repurchase up to 200,000 shares of its common stock at prices below its NAV as reported in its then most recently published consolidated financial statements (the “Share Repurchase Plan”). Since September 24, 2014, the Share Repurchase Plan has been extended annually, and the Company has periodically increased the amount of shares of common stock that may be purchased under the Share Repurchase Plan, most recently to 2.7 million shares of common stock. On January 6, 2026, the Company’s board of directors extended the Share Repurchase Plan for another year to January 15, 2027. As of August 31, 2026, the Company purchased 1,481,822 shares of common stock, at an average price of $21.11 for approximately $31.3 million pursuant to the Share Repurchase Plan. During the three months ended August 31, 2026, the Company purchased 444,124 shares of common stock, at an average price of $18.91 for approximately $8.4 million pursuant to the Share Repurchase Plan. During the six months ended August 31, 2026, the Company purchased 444,124 shares of common stock, at an average price of $18.91 for approximately $8.4 million pursuant to the Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Saratoga Investment Corp. (f/k/a GSC Investment Corp.) (incorporated by reference to Saratoga Investment Corp.’s Form 10-Q for the quarterly period ended May 31, 2007).

3.1(b)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 3, 2010).

3.1(c)	Articles of Amendment of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed August 13, 2010).

3.2	Third Amended and Restated Bylaws of Saratoga Investment Corp. (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 10-Q filed January 6, 2021)

4.1	Specimen certificate of Saratoga Investment Corp.’s common stock, par value $0.001 per share. (incorporated by reference to Saratoga Investment Corp.’s Registration Statement on Form N-2, File No. 333-169135, filed on September 1, 2010).

4.2	Registration Rights Agreement dated July 30, 2010 between GSC Investment Corp., GSC CDO III L.L.C., and the investors party thereto (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 3, 2010).

4.3	Dividend Reinvestment Plan (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on September 24, 2014).

4.4	Form of Indenture by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Saratoga Investment Corp.’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-186323 filed April 30, 2013).

4.5	Form of Articles Supplementary Establishing and Fixing the Rights and Preferences of Preferred Stock (incorporated by reference to Saratoga Investment Corp.’s registration statement on Form N-2 Pre-Effective Amendment No. 1, File No. 333-196526, filed on December 5, 2014).

4.6	Seventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to 6.25% Notes due 2027 (incorporated by reference to Saratoga Investment Corp.’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.7	Eighth Supplemental Indenture between the Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.375% Note due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on March 10, 2021).

4.8	Ninth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank National Association, as trustee, relating to the 4.35% Note due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on January 19, 2022).

4.9	Eleventh Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.00% Notes due 2025 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on January 10, 2023).

4.10	Twelfth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.00% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-00732) filed on October 27, 2022).

4.11	Thirteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.125% Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 13, 2022).

4.12	Fifteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.50% Notes due 2028 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2023).

4.13	Sixteenth Supplemental Indenture between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.50% Notes due 2031 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on February 6, 2026).

4.14	Seventeenth Supplemental Indenture, dated as of April 10, 2026, by and between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 7.25% Notes due 2029 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on April 14, 2026).

4.15	Eighteenth Supplemental Indenture, dated as of August 26, 2026, by and between Saratoga Investment Corp. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, relating to the 8.00% Notes due 2031 (incorporated by reference to Saratoga Investment Corp.’s Current Report on Form 8-K filed on August 26, 2026).

4.16	Form of 6.25% Notes due 2027 (incorporated by reference to Exhibit 4.6 hereto).

4.17	Form of 4.375% Notes due 2026 (incorporated by reference to Exhibit 4.7 hereto).

4.18	Form of 4.35% Notes due 2027 (incorporated by reference to Exhibit 4.8 hereto).

4.19	Form of 7.00% Notes due 2025 (incorporated by reference to Exhibit 4.9 hereto).

4.20	Form of 8.00% Notes due 2027 (incorporated by reference to Exhibit 4.10 hereto).

4.21	Form of 8.125% Notes due 2027 (incorporated by reference to Exhibit 4.11 hereto).

4.22	Form of 8.50% Notes due 2028 (incorporated by reference to Exhibit 4.12 hereto).

4.23	Form of 7.50% Notes due 2031 (incorporated by reference to Exhibit 4.13 hereto).

4.24	Form of 7.25% Notes due 2029 (incorporated by reference to Exhibit 4.14 hereto).

4.25	Form of 8.00% Notes due 2031 (incorporated by reference to Exhibit 4.15 hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA INVESTMENT CORP.

Date: October 6, 2026	By:	/s/ CHRISTIAN L. OBERBECK
Christian L. Oberbeck
Chief Executive Officer

	By:	/s/ HENRI J. STEENKAMP
Henri J. Steenkamp
Chief Financial Officer and Chief Compliance Officer